Form 10-Q
period 2014-06-30
Weatherford International plc
filed 2014-07-25
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
Commission file number 001-36504

Weatherford International public limited company
(Exact Name of Registrant as Specified in Its Charter)

Ireland	98-0606750
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Bahnhofstrasse 1, 6340 Baar, Switzerland	CH 6340
(Address of Principal Executive Offices including Zip Code)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +41.22.816.1500

Weatherford International Ltd.
4-6 Rue Jean François, Bartholoni, 1204 Geneva, Switzerland
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of July 14, 2014, there were 773,423,825 shares of Weatherford registered shares, $0.001 par value per share, outstanding.

Weatherford International plc
Form 10-Q for the Six Months Ended June 30, 2014

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2014	2013	2014	2013
Revenues:
Products	$1,490	$1,509	$2,936	$2,977
Services	2,221	2,359	4,371	4,728
Total Revenues	3,711	3,868	7,307	7,705

Costs and Expenses:
Cost of Products	1,101	1,069	2,165	2,214
Cost of Services	1,728	2,057	3,503	3,918
Research and Development	75	71	144	138
Selling, General and Administrative Attributable to Segments	396	390	810	799
Corporate General and Administrative	59	73	133	149
Long-Lived Assets Impairment	143	—	143	—
Goodwill Impairment	125	—	125	—
Restructuring Charges	59	—	129	—
U.S. Government Investigation Loss Contingency	—	153	—	153
Total Costs and Expenses	3,686	3,813	7,152	7,371

Operating Income	25	55	155	334

Other Income (Expense):
Interest Expense, Net	(128)	(128)	(254)	(259)
Devaluation of Venezuelan Bolivar	—	—	—	(100)
Other, Net	(19)	(18)	(28)	(31)

Loss Before Income Taxes	(122)	(91)	(127)	(56)
Provision for Income Taxes	(11)	(20)	(38)	(25)
Net Loss	(133)	(111)	(165)	(81)
Net Income Attributable to Noncontrolling Interests	(12)	(7)	(21)	(15)
Net Loss Attributable to Weatherford	$(145)	$(118)	$(186)	$(96)

Loss Per Share Attributable to Weatherford:
Basic	$(0.19)	$(0.15)	$(0.24)	$(0.12)
Diluted	$(0.19)	$(0.15)	$(0.24)	$(0.12)

Weighted Average Shares Outstanding:
Basic	777	770	776	770
Diluted	777	770	776	770

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Net Loss	$(133)	$(111)	$(165)	$(81)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	166	(173)	(36)	(323)
Defined Benefit Pension Activity	—	—	—	1
Other Comprehensive Income (Loss)	166	(173)	(36)	(322)
Comprehensive Income (Loss)	33	(284)	(201)	(403)
Comprehensive Income Attributable to Noncontrolling Interests	(12)	(7)	(21)	(15)
Comprehensive Income (Loss) Attributable to Weatherford	$21	$(291)	$(222)	$(418)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and shares in millions, except par value)	2014	2013
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$571	$435
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $111 and $106	3,340	3,399
Inventories, Net	3,365	3,290
Deferred Tax Assets	294	297
Other Current Assets	1,114	1,052
Current Assets Held for Sale	1,034	1,311
Total Current Assets	9,718	9,784

Property, Plant and Equipment, Net of Accumulated Depreciation of $6,785 and $6,370	7,588	7,592
Goodwill	3,478	3,489
Other Intangible Assets, Net of Accumulated Amortization of $780 and $725	566	616
Equity Investments	262	296
Other Non-current Assets	201	200
Total Assets	$21,813	$21,977

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$2,404	$1,653
Accounts Payable	1,822	1,956
Accrued Salaries and Benefits	481	472
Billings in Excess of Costs and Estimated Earnings	—	127
Income Taxes Payable	120	183
Other Current Liabilities	785	1,109
Current Liabilities Held for Sale	189	238
Total Current Liabilities	5,801	5,738

Long-term Debt	7,021	7,061
Other Non-current Liabilities	941	975
Total Liabilities	13,763	13,774

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 773 shares at June 30, 2014 and Par Value 1.16 Swiss Francs; Authorized 840 shares, Conditionally Authorized 372 shares, Issued 840 shares, Outstanding 767 shares at December 31, 2013	1	775
Capital in Excess of Par Value	5,374	4,600
Retained Earnings	2,825	3,011
Accumulated Other Comprehensive Loss	(223)	(187)
Treasury Shares, 0 shares and 73 shares, at cost, at June 30, 2014 and December 31, 2013, respectively	—	(37)
Weatherford Shareholders’ Equity	7,977	8,162
Noncontrolling Interests	73	41
Total Shareholders’ Equity	8,050	8,203
Total Liabilities and Shareholders’ Equity	$21,813	$21,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Cash Flows From Operating Activities:
Net Loss	$(165)	$(81)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	706	687
Employee Share-Based Compensation Expense	31	27
Long-Lived Assets Impairment	143	—
Goodwill Impairment	125	—
Deferred Income Tax Provision (Benefit)	16	(93)
Devaluation of Venezuelan Bolivar	—	100
Other, Net	2	(26)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	32	(50)
Inventories	(70)	48
Other Current Assets	(73)	7
Accounts Payable	(155)	122
Billings in Excess of Costs and Estimated Earnings	(127)	(159)
Other Current Liabilities	(342)	(205)
Other, Net	(94)	(136)
Net Cash Provided by Operating Activities	29	241

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(662)	(846)
Acquisitions of Businesses	17	(7)
Acquisition of Intellectual Property	(3)	(3)
Proceeds from Sale of Assets and Businesses, Net	26	66
Net Cash Used in Investing Activities	(622)	(790)

Cash Flows From Financing Activities:
Repayments of Long-term Debt, Net	(36)	(310)
Borrowings of Short-term Debt, Net	738	854
Excess Tax Benefits from Share-Based Compensation	4	—
Proceeds from Sale of EDC Treasury Shares	22	—
Other Financing Activities, Net	(6)	4
Net Cash Provided by Financing Activities	722	548
Effect of Exchange Rate Changes on Cash and Cash Equivalents	7	(4)

Net Increase (Decrease) in Cash and Cash Equivalents	136	(5)
Cash and Cash Equivalents at Beginning of Period	435	300
Cash and Cash Equivalents at End of Period	$571	$295

Supplemental Cash Flow Information:
Interest Paid	$259	$264
Income Taxes Paid, Net of Refunds	$205	$257

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited condensed consolidated financial statements of Weatherford International plc (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly our Condensed Consolidated Balance Sheet at June 30, 2014, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013. When referring to “Weatherford” and using phrases such as “we,” “us,” “Weatherford Ireland,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
On June 17, 2014, we completed the change in our place of incorporation from Switzerland to Ireland, whereby Weatherford International plc, a public limited company (“Weatherford Ireland”) became the new public holding company and the parent of the Weatherford group of companies (the “Merger”). The Merger was effected through an agreement between Weatherford International Ltd., a Swiss joint-stock corporation (“Weatherford Switzerland”) and Weatherford Ireland, dated as of April 2, 2014 pursuant to which each registered share of Weatherford Switzerland was exchanged for the allotment of one ordinary share of Weatherford Ireland. The authorized share capital of Weatherford Ireland includes 1.356 billion ordinary shares with a par value of $0.001 per share. Our ordinary shares are listed on the NYSE under the symbol “WFT,” the same symbol under which Weatherford Switzerland registered shares were previously listed.

Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K, as amended. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to uncollectible accounts receivable, lower of cost or market of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, foreign currency exchange rates, pension and post-retirement benefit plans, contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to current year presentation. See Note 2 – Business Combinations and Divestitures for additional information.

Principles of Consolidation

We consolidate all wholly-owned subsidiaries, controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary. Investments in affiliates in which we exercise significant influence over operating and financial policies are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Exchange Rates

In early 2014, the Venezuelan government announced its intent to expand the types of transactions that would be subject to the Venezuela’s Supplementary Foreign Currency Administration System (“SICAD”) auction rate and created a National Center of Foreign Commerce (“CENCOEX”) that would absorb changes to the existing multiple currency exchange rate mechanisms that may be available for a company to exchange funds. In February, the government officially dissolved the Commission for the Administration of Foreign Exchange (“CADIVI”) and established CENCOEX, giving them the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible market-based, state-run daily auction exchange market called SICAD 2. In March 2014, SICAD 2 was initiated by the Central Bank of Venezuela.

Despite the announcements made by the Venezuelan government in early 2014, there remains a significant degree of uncertainty as to which exchange markets might be available for particular types of transactions. We have not historically participated in the exchanges made available for access to U.S. dollars nor do we have contractual relationships that would require the use of a particular exchange. Because we have sufficient Venezuelan bolivar fuertes (“bolivars”) to settle our bolivar denominated obligations and similarly sufficient U.S. dollars to settle our U.S. dollar denominated obligations, we currently have no forecasted need to participate in the auction-based SICAD exchanges nor sufficient indication that we will ultimately be required to participate in those exchanges and as such, will continue to utilize the rate published in the primary CADIVI/CENCOEX exchange at June 30, 2014 which is 6.3 Venezuelan bolivars per U.S. dollar. The other two legal exchange rates are approximately 11 and 50 Venezuelan bolivars, respectively, to the U.S. dollar. As of June 30, 2014, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $241 million, comprised primarily of cash and cash equivalents, accounts receivable and current liabilities. If we are required to use an alternate rate our net monetary asset position denominated in Venezuelan bolivars would be devalued. We are closely monitoring the applicability and viability of this new exchange system.

2.  Business Combinations and Divestitures

Acquisitions

From time to time, we acquire businesses we believe are important to our long-term strategy. Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Operations from the date of acquisition. The balances included in the Condensed Consolidated Balance Sheets related to current year acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. The purchase price for the acquisitions is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition.

In April 2014, we acquired, via a step acquisition, an additional 30% ownership interest in a joint venture in China. We paid $13 million for the incremental interest, thereby increasing our ownership interest from 45% to 75% and gaining control of the joint venture. As a result of this transaction, we acquired $30 million of cash and adjusted our previously held equity investment to fair value, recognizing an approximate $16 million gain, and we applied the consolidation method of accounting, including $6 million of goodwill. During the six months ended June 30, 2013, we acquired businesses for cash consideration of $7 million, net of cash acquired.

In May 2012, as part of a business combination, we entered into a contingent consideration arrangement valued at approximately $11 million at June 30, 2014. This contingent consideration arrangement will be settled in early 2015 and is dependent on the acquired company’s 2014 revenue. It will be marked to market through current earnings in each reporting period prior to settlement. The liability is valued using a Monte Carlo simulation and Level 3 inputs, which are based on unobservable inputs on the assumptions as specified in an earn-out agreement. Level 3 values for financial assets and liabilities are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Divestitures – Assets Held for Sale

During the six months ended June 30, 2014, we entered into an agreement to sell our pipeline and specialty services business for total consideration of $250 million, including $241 million in cash and $9 million in retained working capital. The sale is subject to customary closing conditions and regulatory approvals, including antitrust approval, and is expected to close in the third quarter of 2014.

In July 2014, we entered into an agreement to sell our land drilling and workover rig operations in Russia and Venezuela for cash consideration of $500 million. The sale is subject to customary closing conditions and regulatory approvals, including antitrust approval, and is expected to close in the third quarter of 2014. As a result of our commitment to sell, we recognized a $143 million impairment loss ($121 million, net of tax) in the second quarter ended June 30, 2014 to recognize the related long-lived assets at their fair value. The long-lived asset impairment was recognized in conjunction with a $125 million goodwill impairment loss, $105 million of which pertained to goodwill classified in current assets held for sale. See Note 6 – Goodwill for additional information regarding the non-cash goodwill impairment.

As of June 30, 2014, our land drilling and workover rig operations in Russia and Venezuela, pipeline and specialty services business and well testing business have been classified as held for sale. The assets and liabilities that we plan to dispose of as part of future divestitures are as follows:

(Dollars in millions)	June 30, 2014	December 31, 2013
Accounts Receivables, net	$199	$196
Inventories, net	87	81
Other Current Assets	23	25
Property, Plant, and Equipment, Net	577	776
Goodwill	115	220
Other Intangible Assets, Net	8	10
Other Assets	25	3
Total Current Assets Held for Sale	$1,034	$1,311

Accounts Payable	$109	$135
Accrued Expenses and Other Liabilities	80	103
Total Current Liabilities Held for Sale	$189	$238

Divestitures

During the six months ended June 30, 2013, we completed the sale of our industrial screen business for proceeds totaling $135 million. Proceeds consisted of $100 million in cash and a $35 million receivable. Through our industrial screen operations, we delivered screen technologies used in numerous industries and, as a result, the screen business was not closely aligned with our goals as a leading provider of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. In the three and six months ended June 30, 2013 we recognized gains of $2 million and $8 million resulting from the industrial screen transactions. The major classes of assets sold in these transactions included $54 million in cash, $36 million of accounts receivable, $37 million of inventory, $92 million of other assets primarily comprised of property, plant and equipment, other intangible assets and goodwill. Liabilities of $69 million were also transferred in the sale, of which $60 million were current liabilities.

3. Restructuring Charges

In the first quarter of 2014, we announced a cost reduction plan (“the Plan”), which includes a worldwide workforce reduction and other cost reduction measures. In connection with the Plan, we recognized restructuring charges of $59 million and $129 million in the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, our restructuring charges include one-time termination (severance) benefits of $32 million and $98 million, respectively, and other restructuring charges of $27 million and $31 million, respectively, including contract termination costs and other associated costs that have been incurred as well as asset write-offs. Of the amounts recognized in the three and six months ended June 30, 2014, $3 million and $6 million, respectively, are related to the vesting of stock based compensation in accordance with employment agreements. The Plan resulted in $70 million in cash payments during the six months ended June 30, 2014. We currently estimate that we will recognize pre-tax charges of $125 million to $150 million associated with the Plan.

The following tables present the components of the restructuring charges by segment.

	Three Months Ended June 30, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance and other restructuring charges	$20	$14	$7	$4	$14	$59

	Six Months Ended June 30, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance and other restructuring charges	$29	$19	$27	$24	$30	$129

The restructuring charges gave rise to certain future liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of the Plan that will be paid pursuant to the respective arrangements and statutory requirements.

	At June 30, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance and other restructuring liability	$1	$2	$15	$—	$14	$32

The following table presents the restructuring charge activity for the six months ended June 30, 2014.

		Six Months Ended June 30, 2014
(Dollars in millions)	Accrued Balance at December 31, 2013	Charges	Cash Payments	Other	Accrued Balance at June 30, 2014
Severance charges	$—	$98	$(65)	$(6)	$27
Other restructuring charges	—	31	(5)	(21)	5
Severance and other restructuring liability	$—	$129	$(70)	(27)	$32

4.  Accounts Receivable Factoring

At our option, based on current agreements, we may participate in a program to sell accounts receivable in Mexico to third party financial institutions. We did not sell any accounts receivable during the six months ended June 30, 2014. In the six months ended June 30, 2013, we sold approximately $83 million of accounts receivable. We received cash totaling $80 million and ultimately collected amounts that resulted in a loss of approximately $1 million on these sales. Our factoring transactions in the six months ended June 30, 2013 qualified for sale accounting under U.S. GAAP and the proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.

5.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	June 30, 2014	December 31, 2013
Raw materials, components and supplies	$356	$386
Work in process	156	130
Finished goods	2,853	2,774
	$3,365	$3,290

6.  Goodwill

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist.

During the three months ended June 30, 2014, we engaged in negotiation to sell our land drilling and workover rig operations in Russia and Venezuela and we subsequently entered into an agreement to sell this business in July 2014. The sale is expected to significantly impact the revenues and results of operations of our Russia reporting unit, and consequently, we considered the associated circumstances to assess whether an event or change had occurred that, more likely than not, reduced the fair value of our reporting unit below its carrying amount. We concluded that the planned sale represents an indicator of impairment and we prepared the analysis necessary to identify potential impairment and recognize any necessary impairment loss. The analysis indicated that the goodwill for the Russia reporting unit was impaired and we recognized a goodwill impairment loss of $125 million, $105 million of which pertained to goodwill classified in current assets held for sale. See Note 2 – Business Combinations and Divestitures for additional information regarding the non-cash impairment charges to our current assets held for sale.

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2014 were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
Balance at December 31, 2013 - as Reported	$2,243	$209	$912	$345	$3,709
Reclassification to current assets held for sale	(46)	(8)	(142)	(24)	(220)
Balance at December 31, 2013 - as Restated	2,197	201	770	321	3,489
Impairment	—	—	(20)	—	(20)
Acquisitions	—	6	—	—	6
Purchase price and other adjustments	—	—	3	—	3
Foreign currency translation adjustments	(6)	4	2	—	—
Balance at June 30, 2014	$2,191	$211	$755	$321	$3,478

7.  Short-term Borrowings and Current Portion of Long-term Debt

(Dollars in millions)	June 30, 2014	December 31, 2013
Commercial paper program	$849	$292
Revolving credit facility	700	772
364-day term loan facility	400	300
Other short-term bank loans	378	216
Total short-term borrowings	2,327	1,580
Current portion of long-term debt	77	73
Short-term borrowings and current portion of long-term debt	$2,404	$1,653

Revolving Credit Facility

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at June 30, 2014. At June 30, 2014, there were $40 million in outstanding letters of credit under the Credit Agreement.

364-Day Term Loan Facilities

On May 1, 2013, we entered into a $300 million, 364-day term loan facility with a syndicate of banks. The facility was fully drawn on May 1, 2013 and was scheduled to mature on April 30, 2014. The terms and conditions of the facility were substantially similar to our $2.25 billion revolving credit agreement. The facility was used for general corporate purposes, including the repayment of other credit facility borrowings and the reduction of outstanding commercial paper.

On April 10, 2014, we entered into a $400 million, 364-day term loan facility with a syndicate of banks. The facility has substantially similar terms and conditions to our previously existing $300 million, 364-day term loan facility, which was scheduled to mature on April 30, 2014. Proceeds from the new facility were used to refinance the existing $300 million, 364-day facility, and for general corporate purposes, including the repayment of short-term debt. The $400 million facility closed and was fully drawn on April 10, 2014 and will mature on April 9, 2015.

Other Short-Term Borrowings

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted and letter of credit facilities. At June 30, 2014, we had $378 million in short-term borrowings under these arrangements including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016, with a Libor-based interest rate of 1.35% as of June 30, 2014. In addition, we had $573 million of letters of credit under various uncommitted facilities and $278 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at June 30, 2014.

The carrying value of our short-term borrowings approximates their fair value as of June 30, 2014. A majority of the current portion of long-term debt at June 30, 2014 is primarily related to payments on our capital leases.

8.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Other than the contingent consideration discussed in Note 2 – Business Combinations and Divestitures and our derivative instruments discussed in Note 9 – Derivative Instruments, we had no assets or liabilities measured and recognized at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

Fair Value of Other Financial Instruments

Our other financial instruments include short-term borrowings and long-term debt. The carrying value of our commercial paper and other short-term borrowings approximates their fair value due to the short-term duration of the associated interest rate periods. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is a measure of its current value under present market conditions and is established based on observable inputs in less active markets.

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	June 30, 2014	December 31, 2013
Fair value	$8,083	$7,580
Carrying value	6,802	6,805

9.  Derivative Instruments

We are exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates, and we may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. In light of events in the global credit markets and the potential impact of these events on the liquidity of the banking industry, we continue to monitor the creditworthiness of our counterparties, which are multinational commercial banks. The fair values of all our outstanding derivative instruments are determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Level 2 values for financial assets and liabilities are based on quoted prices in inactive markets, or whose values are based on models. Level 2 inputs to those models are observable either directly or indirectly for substantially the full term of the asset or liability.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of June 30, 2014, we had net unamortized gains of $38 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss on these hedges is being amortized from “Accumulated Other Comprehensive Income (Loss)” into interest expense over the remaining term of the debt. As of June 30, 2014, there were no significant changes associated with our cash flow hedge terminations.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At June 30, 2014 and December 31, 2013, we had foreign currency forward contracts with aggregate notional amounts of $160 million and $635 million, respectively. The decrease in notional amount for our foreign currency contracts is primarily related to a reduction in our net monetary foreign exchange exposure. We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At June 30, 2014 and December 31, 2013, we had swaps with notional amounts outstanding of $168 million for both periods. These derivative instruments for foreign currency forward contracts and cross-currency swaps were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

The total estimated fair values of these foreign currency forward contracts and amounts receivable or owed associated with closed foreign currency contracts and the total estimated fair values of our cross-currency contracts are as follows:

(Dollars in millions)	June 30, 2014	December 31, 2013	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$8	$5	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(6)	(6)	Other Current Liabilities
Cross-currency swap contracts	(20)	(21)	Other Liabilities

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Condensed Consolidated Statements of Operations was as follows:

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars In millions)	2014	2013	2014	2013	Classification
Derivatives designated as fair value hedges:
Interest rate swaps	$2	$2	$4	$5	Interest Expense, Net

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	4	28	(7)	14	Other, Net
Cross-currency swap contracts	(8)	5	1	10	Other, Net

10. Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results our effective tax rate can change affecting the tax expense for both successive interim results as well as the annual tax results. For the three and six months ended June 30, 2014, we had a tax provision of $11 million and $38 million on a loss before income taxes of $122 million and $127 million. Our results for the three and six months ended June 30, 2014 include a $143 million impairment loss ($121 million, net of tax) to record the land drilling and workover rig operations in Russia and Venezuela at fair value. We also recorded a $125 million non-cash impairment charge to goodwill based on our analysis triggered by the planned sale of our land drilling and workover rig operations in Russia and Venezuela, which was non-deductible for income tax purposes. Our results for the six months ended June 30, 2014 were also impacted by discrete income before tax items, including restructuring charges and project losses of approximately $177 million, with no significant tax benefit. In addition, our tax provision includes a one-time benefit as a result of an internal tax restructuring partially offset by certain tax audit assessments.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions by approximately $20 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the three and six months ended June 30, 2013, we had a tax provision of $20 million and $25 million on a loss before income taxes of $91 million and $56 million. Our loss before income taxes for the three and six months ended June 30, 2013 includes $153 million charge for the settlement of the United Nations oil-for-food program governing sales of goods into Iraq and Foreign Corrupt Practices Act (“FCPA”) matters with no tax benefit. Our tax provision for the three months ended June 30, 2013 includes one-time tax benefits mostly due to tax restructuring benefits, decreases in reserves for uncertain tax positions due to statute of limitation expiration and audit settlements, and return to accrual adjustments, which decreased our effective tax rate for the period. Our provision for the six months ended June 30, 2013, in addition to items above, also includes one-time tax benefits due to the devaluation of the Venezuelan bolivar, and enactment of the American Taxpayer Relief Act, which decreased our effective tax rate for the period.

11.  Shareholders’ Equity

On June 17, 2014, we completed the change in our place of incorporation from Switzerland to Ireland, whereby Weatherford Ireland became the new public holding company and the parent of the Weatherford group of companies, pursuant to which each registered share of Weatherford Switzerland was exchanged as consideration for the allotment of one ordinary share of Weatherford Ireland (excluding shares held by, or for the benefit of, Weatherford Switzerland or any of its subsidiaries). The Weatherford Switzerland shares were then cancelled. The authorized share capital of Weatherford Ireland is 1.356 billion ordinary shares with a par value of $0.001 per share. The change from our previous par value resulted in a $778 million decrease in the Par Value of Issued Shares and a corresponding increase in Capital In Excess of Par. In conjunction with the recently completed redomestication, the shares held by our Executive Deferred Compensation plan were sold and the remaining Treasury shares were cancelled. As of June 30, 2014, 773 million ordinary shares were issued and outstanding.

The following summarizes our shareholders’ equity activity for the six months ended June 30, 2014 and 2013:

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2012	$775	$4,674	$3,356	$163	$(182)	$32	$8,818
Net Income (Loss)	—	—	(96)	—	—	15	(81)
Other Comprehensive Loss	—	—	—	(322)	—	—	(322)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(13)	(13)
Equity Awards Granted, Vested and Exercised	—	(63)	—	—	99	—	36
Other	—	(3)	—	—	—	4	1
Balance at June 30, 2013	$775	$4,608	$3,260	$(159)	$(83)	$38	$8,439

Balance at December 31, 2013	$775	$4,600	$3,011	$(187)	$(37)	$41	$8,203
Net Income (Loss)	—	—	(186)	—	—	21	(165)
Other Comprehensive Loss	—	—	—	(36)	—	—	(36)
Consolidation of Joint Venture	—	—	—	—	—	26	26
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(15)	(15)
Change in Common Shares, Treasury Shares and Paid in Capital Associated with Redomestication	(778)	750	—	—	39	—	11
Equity Awards Granted, Vested and Exercised	4	24	—	—	(2)	—	26
Balance at June 30, 2014	$1	$5,374	$2,825	$(223)	$—	$73	$8,050

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the six months ended June 30, 2014 and 2013:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2012	213	(40)	(10)	163

Other comprehensive loss before reclassifications	(286)	—	—	(286)
Reclassifications	(37)	1	—	(36)
Net activity	(323)	1	—	(322)

Balance at June 30, 2013	$(110)	$(39)	$(10)	$(159)

Balance at December 31, 2013	$(140)	$(38)	$(9)	$(187)

Other comprehensive loss before reclassifications	(36)	—	—	(36)
Net activity	(36)	—	—	(36)

Balance at June 30, 2014	$(176)	$(38)	$(9)	$(223)

The reclassification from the currency translation adjustment component of other comprehensive income includes $30 million from the sale of our industrial screen business. This amount was recognized in the “Gain on Sale of Businesses” line in our Condensed Consolidated Statement of Operations in the six months ended June 30, 2013.

12.  Earnings per Share

Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares and performance units.

The following reconciles basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2014	2013	2014	2013
Basic weighted average shares outstanding	777	770	776	770
Dilutive effect of:
Stock options, restricted shares and performance units	—	—	—	—
Diluted weighted average shares outstanding	777	770	776	770

Our diluted weighted average shares outstanding for the three and six months ended June 30, 2014 and 2013, exclude potential shares that are anti-dilutive, such as options where the exercise price exceeds the current market price of our stock. Diluted weighted average shares outstanding for the three and six months ended June 30, 2014 and 2013 exclude potential shares for stock options, restricted shares and performance units outstanding as we have net losses for that period and their inclusion would have been anti-dilutive.

The following table discloses the number of anti-dilutive shares excluded:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2014	2013	2014	2013
Anti-dilutive potential shares	1	2	1	3
Anti-dilutive potential shares due to net loss	5	6	5	4

13. Share-Based Compensation

We recognized the following employee share-based compensation expense during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Share-based compensation	$16	$16	$31	$27
Related tax benefit	3	6	6	10

During the six months ended June 30, 2014, we issued approximately 800,000 performance units, which will vest with continued employment, if the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $14.31 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a risk-free rate of 0.34%, volatility of 33.53% and a zero dividend yield. As of June 30, 2014, there was $16 million of unrecognized compensation related to our performance units. This cost is expected to be recognized over a weighted average period of 2 years.

During the six months ended June 30, 2014, we also granted 1.9 million restricted share awards at a weighted average grant date fair value of $17.47 per share. As of June 30, 2014, there was $73 million of unrecognized compensation related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of 2 years.

14. Segment Information

Reporting Segments

Our operational performance is reviewed and managed on a geographic basis. We report the following regions, which are our operating segments, as separate and distinct reporting segments: North America, MENA/Asia Pacific, Europe/SSA/Russia, and Latin America. Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended June 30, 2014
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$1,659	$242	$107
MENA/Asia Pacific (a)	754	57	103
Europe/SSA/Russia	750	124	76
Latin America	548	67	64
	3,711	490	350
Corporate and Research and Development		(120)	5
Long-Lived Assets Impairment		(143)
Goodwill Impairment		(125)
Restructuring Charges (b)		(59)
Other Items (c)		(18)
Total	$3,711	$25	$355

	Three Months Ended June 30, 2013
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$1,529	$167	$102
MENA/Asia Pacific	919	45	98
Europe/SSA/Russia	681	83	68
Latin America	739	90	68
	3,868	385	336
Corporate and Research and Development		(120)	5
US Government Investigation Loss Contingency		(153)
Other Items (d)		(57)
Total	$3,868	$55	$341

(a)
During the three months ended June 30, 2014, we recognized estimated project losses of $2 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. As of June 30, 2014, our project estimates include $21 million of claims revenue. No claims revenue was recognized during three months ended June 30, 2014.

(b)
For the three months ended June 30, 2014, we recognized restructuring charges of $59 million: $20 million in North America, $14 million in MENA/Asia Pacific, $7 million in Europe/SSA/Russia, $4 million in Latin America and $14 million in Corporate and Research and Development.

(c)
The three months ended June 30, 2014 includes professional fees related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations and our recently completed redomestication from Switzerland to Ireland.

(d)
The three months ended June 30, 2013 includes severance, exit and other charges of $53 million (which includes $36 million of severance and $17 million in legal, professional and other fees incurred primarily in conjunction with our prior investigations) and income tax restatement and material weakness remediation expenses of $6 million, partially offset by a $2 million gain on the sale of our industrial screen business.

	Six Months Ended June 30, 2014
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$3,269	$436	$214
MENA/Asia Pacific (a)	1,535	60	205
Europe/SSA/Russia	1,414	178	148
Latin America	1,089	158	128
	7,307	832	695
Corporate and Research and Development		(236)	11
Long-Lived Assets Impairment		(143)
Goodwill Impairment		(125)
Restructuring Charges (b)		(129)
Other Items (c)		(44)
Total	$7,307	$155	$706

	Six Months Ended June 30, 2013
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$3,221	$391	$210
MENA/Asia Pacific (a)	1,704	87	191
Europe/SSA/Russia	1,314	148	139
Latin America	1,466	188	136
	7,705	814	676
Corporate and Research and Development		(235)	11
US Government Investigation Loss Contingency		(153)
Other Items (d)		(92)
Total	$7,705	$334	$687

(a)
During the six months ended June 30, 2014, we recognized estimated project losses of $28 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these projects were $335 million at June 30, 2014. As of June 30, 2014, our project estimates include $21 million of claims revenue.

(b)
For the six months ended June 30, 2014, we recognized restructuring charges of $129 million: $29 million in North America, $19 million in MENA/Asia Pacific, $27 million in Europe/SSA/Russia, $24 million in Latin America and $30 million in Corporate and Research and Development.

(c)
The six months ended June 30, 2014 includes professional fees of $40 million related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations, the remediation of our material weakness related to income taxes and our recently completed redomestication from Switzerland to Ireland and other charges of $4 million.

(d)
The six months ended June 30, 2013 includes severance, exit and other charges of $73 million (which includes $44 million of severance and $29 million in legal, professional and other fees incurred primarily in conjunction with our prior investigations) and income tax restatement and material weakness remediation expenses of $27 million, partially offset by a $8 million gain on the sale of our industrial screen business.

15. Disputes, Litigation and Contingencies

U.S. Government and Internal Investigations

On January 17, 2014, the U.S. District Court for the Southern District of Texas approved the settlement agreements between us and certain of our subsidiaries and the U.S. Department of Justice (“DOJ”). On November 26, 2013, we announced that we and our subsidiaries also entered into settlement agreements with the U.S. Departments of Treasury and Commerce and with the SEC, which the U.S. District Court for the Southern District of Texas entered on December 20, 2013. These agreements collectively resolved investigations of prior alleged violations by us and certain of our subsidiaries relating to certain trade sanctions laws, participation in the United Nations oil-for-food program governing sales of goods into Iraq, and non-compliance with the FCPA matters.

The $253 million payable by us and our subsidiaries was paid in January and February 2014 pursuant to the terms of the settlement agreements. These agreements include a requirement to retain, for a period of at least 18 months, an independent monitor responsible to assess our compliance with the terms of the agreement so as to address and reduce the risk of recurrence of alleged misconduct, after which we would continue to evaluate our own compliance program and make periodic reports to the DOJ and SEC and maintain agreed compliance monitoring and reporting systems, all of which are costly to us. In April 2014, the independent monitor was retained and the compliance assessment period began. These agreements also require us to retain an independent third party to retroactively audit our compliance with U.S. export control and sanction laws during the years 2012, 2013 and 2014. This audit is on-going.

The SEC and DOJ are also investigating the circumstances surrounding the material weakness in our internal controls over financial reporting for income taxes that was disclosed in a notification of late filing on Form 12b-25 filed on March 1, 2011 and in current reports on Form 8-K filed on February 21, 2012 and on July 24, 2012 and the subsequent restatements of our historical financial statements. We are cooperating fully with these investigations. We are unable to predict the outcome of these matters due to the inherent uncertainties presented by such investigations, and we are unable to predict potential outcomes or estimate the range of potential loss contingencies, if any. The government, generally, has a broad range of civil and criminal penalties available for these types of matters under applicable law and regulation, including injunctive relief, fines, penalties and modifications to business practices, some of which, if imposed on us, could be material to our business, financial condition or results of operations.

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, FCPA and trade sanctions related to the U.S. government investigations disclosed above and in our SEC filings since 2007. Those shareholder derivative cases, captioned Neff v. Brady, et al., No. 201040764, Rosner v. Brady, et al., No. 201047343, and Hess v. Duroc-Danner, et al., No. 201040765, were filed in Harris County, Texas state court and consolidated. In 2014, one of the three cases, Hess v. Duroc-Danner, et al., No. 201040765, was voluntarily dismissed. Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the same subject matter as the Neff case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 2014-20933 (Harris County, Texas) is pending.

In March 2011, a shareholder derivative action, Iron Workers Mid-South Pension Fund v. Duroc-Danner, et al., No. 201119822, was filed in Harris County, Texas, civil court, purportedly on behalf of the Company, against certain current and former officers and directors, alleging breaches of duty related to the material weakness and restatement announcements. In February 2012, a second shareholder derivative action, Wandel v. Duroc-Danner, et al., No. 1:12-cv-01305-LAK (SDNY), was filed in federal court in the Southern District of New York. In March 2012, a purported securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (SDNY) was filed in the Southern District of New York against us and certain current and former officers. That case alleges violation of the federal securities laws related to the restatement of our historical financial statements announced on February 21, 2012, and later added claims related to the announcement of a subsequent restatement on July 24, 2012.

We cannot predict the outcome of these cases including the amount of any possible loss. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material.

In March 2011, a purported shareholder class action captioned Dobina v. Weatherford International Ltd., et al., No. 1:11-cv-01646-LAK (SDNY), was filed in the U.S. District Court for the Southern District of New York, following our announcement on March 1, 2011 of a material weakness in our internal controls over financial reporting for income taxes, and restatement of our historical financial statements (the “2011 Class Action”). The lawsuit alleged violation of the federal securities laws by us and certain current and former officers. During the three months ended December 31, 2013, we entered into negotiations to settle the 2011 Class Action. As a result of these negotiations, settlement became probable and a settlement agreement was signed on January 29, 2014. The settlement agreement was submitted to the court for approval and notice to the class. A final hearing is now set for September 15, 2014. The settlement agreement required payments totaling approximately $53 million which was entirely funded by our insurers.

Other Disputes

A former Senior Vice President and General Counsel (the “Executive”) left the Company in June 2009. The Executive had employment agreements with us that terminated upon his departure. There is currently a dispute between the Executive and us as to the amount of compensation we are obligated to pay under these employment agreements based on the Executive’s separation. This dispute has not resulted in a lawsuit being filed. Since 2009, it had been our belief that an unfavorable outcome regarding this dispute is not probable and, as such, we had not accrued for the Executive’s claimed severance and other benefits. However, in the three months ended December 31, 2013 we concluded that we would attempt to negotiate a settlement. As a result, we believe that settlement has become probable and we have accrued our estimate of the probable loss.

Additionally, we are aware of various disputes and potential claims and are a party in various litigation involving claims against us, some of which are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations. In addition we have certain claims, disputes and pending litigation regarding which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. It is possible, however, an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases, that would result in liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material. If one or more negative outcomes were to occur relative to these matters, the aggregate impact to our financial condition could be material.

16. New Accounting Pronouncements

In June 2014, the FASB issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance applies to share-based employee compensation awards that include a performance target that affects vesting when the performance target can be achieved after the requisite service period. These targets are to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. This guidance is effective beginning with the first quarter of 2016 and early adoption is permitted. We are currently evaluating what impact the adoption of this guidance would have on our financial position, results of operations, cash flows or disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to change the criteria for recognition of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, an entity should apply the following five steps: (1) Identify contracts with customers, (2) Identify the performance obligations in the contracts, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligation in the contract, and (5) Recognize revenue as the entity satisfies performance obligations. This guidance is effective beginning with the first quarter of 2017, and early adoption is not permitted. We are currently evaluating what impact the adoption of this guidance would have on our financial position, results of operations, cash flows or disclosures.

In April 2014, the FASB issued new guidance intended to change the criteria for reporting discontinued operations while enhancing disclosures for discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. The new guidance also requires expanded disclosures about discontinued operations intended to provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Finally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance is effective beginning with the first quarter of 2015, however early adoption is permissible. We elected to early adopt this guidance in the three months ended June 30, 2014 and, as required, we have prospectively assessed our assets held for sale in accordance with this guidance. Upon adoption, we recognized no significant impact on our financial position, results of operations or cash flows.

17. Condensed Consolidating Financial Statements

During the second quarter of 2014, we completed a merger transaction that changed our place of incorporation from Switzerland to Ireland. Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, was formed and is now the ultimate parent of the Weatherford group. Weatherford Ireland guarantees certain obligations of Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), including those notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2014 and December 31, 2013: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2014 and December 31, 2013: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In 2013, we entered into a 364-day term loan facility, which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of December 31, 2013. In 2014, we refinanced the 364-day term loan facility with a new 364-day term loan facility, which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of June 30, 2014.

As a result of certain of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended June 30, 2014
(Unaudited - Dollars in millions)

	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$3,711	$—	$3,711
Costs and Expenses	(9)	(1)	—	(3,676)	—	(3,686)
Operating Income (Loss)	(9)	(1)	—	35	—	25

Other Income (Expense):
Interest Expense, Net	—	(106)	(14)	(8)	—	(128)
Intercompany Charges, Net	(12)	(22)	(77)	(1,709)	1,820	—
Equity in Subsidiary Income	(123)	(192)	(175)	—	490	—
Other, Net	—	(11)	(1)	(7)	—	(19)
Income (Loss) Before Income Taxes	(144)	(332)	(267)	(1,689)	2,310	(122)
(Provision) Benefit for Income Taxes	(1)	—	31	(41)	—	(11)
Net Income (Loss)	(145)	(332)	(236)	(1,730)	2,310	(133)
Noncontrolling Interests	—	—	—	(12)	—	(12)
Net Income (Loss) Attributable to Weatherford	$(145)	$(332)	$(236)	$(1,742)	$2,310	$(145)
Comprehensive Income (Loss) Attributable to Weatherford	$21	$(182)	$(100)	$(1,539)	$1,821	$21

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended June 30, 2013
(Unaudited - Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$3,868	$—	$3,868
Costs and Expenses	(9)	(132)	(1)	(3,671)	—	(3,813)
Operating Income (Loss)	(9)	(132)	(1)	197	—	55

Other Income (Expense):
Interest Expense, Net	—	(107)	(15)	(6)	—	(128)
Intercompany Charges, Net	(25)	13	(109)	121	—	—
Equity in Subsidiary Income	(85)	(17)	114	—	(12)	—
Other, Net	1	24	(1)	(42)	—	(18)
Income (Loss) Before Income Taxes	(118)	(219)	(12)	270	(12)	(91)
(Provision) Benefit for Income Taxes	—	—	45	(65)	—	(20)
Net Income (Loss)	(118)	(219)	33	205	(12)	(111)
Noncontrolling Interests	—	—	—	(7)	—	(7)
Net Income (Loss) Attributable to Weatherford	$(118)	$(219)	$33	$198	$(12)	$(118)
Comprehensive Income (Loss) Attributable to Weatherford	$(291)	$(325)	$(21)	$25	$321	$(291)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Six Months Ended June 30, 2014
(Unaudited - Dollars in millions)

	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$7,307	$—	$7,307
Costs and Expenses	(28)	(1)	(1)	(7,122)	—	(7,152)
Operating Income (Loss)	(28)	(1)	(1)	185	—	155

Other Income (Expense):
Interest Expense, Net	—	(211)	(29)	(14)	—	(254)
Intercompany Charges, Net	(12)	7,326	(77)	(9,057)	1,820	—
Equity in Subsidiary Income	(144)	(112)	(164)	—	420	—
Other, Net	(1)	(15)	(1)	(11)	—	(28)
Income (Loss) Before Income Taxes	(185)	6,987	(272)	(8,897)	2,240	(127)
(Provision) Benefit for Income Taxes	(1)	—	37	(74)	—	(38)
Net Income (Loss)	(186)	6,987	(235)	(8,971)	2,240	(165)
Noncontrolling Interests	—	—	—	(21)	—	(21)
Net Income (Loss) Attributable to Weatherford	$(186)	$6,987	$(235)	$(8,992)	$2,240	$(186)
Comprehensive Income (Loss) Attributable to Weatherford	$(222)	$6,987	$(235)	$(8,992)	$2,240	$(222)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Six Months Ended June 30, 2013
(Unaudited - Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$7,705	$—	$7,705
Costs and Expenses	(18)	(122)	(1)	(7,230)	—	(7,371)
Operating Income (Loss)	(18)	(122)	(1)	475	—	334

Other Income (Expense):
Interest Expense, Net	—	(218)	(31)	(10)	—	(259)
Intercompany Charges, Net	(25)	13	(79)	91	—	—
Equity in Subsidiary Income	(54)	178	231	—	(355)	—
Other, Net	1	10	(1)	(141)	—	(131)
Income (Loss) Before Income Taxes	(96)	(139)	119	415	(355)	(56)
(Provision) Benefit for Income Taxes	—	—	39	(64)	—	(25)
Net Income (Loss)	(96)	(139)	158	351	(355)	(81)
Noncontrolling Interests	—	—	—	(15)	—	(15)
Net Income (Loss) Attributable to Weatherford	$(96)	$(139)	$158	$336	$(355)	$(96)
Comprehensive Income (Loss) Attributable to Weatherford	$(418)	$(396)	$(35)	$14	$417	$(418)

Condensed Consolidating Balance Sheet
June 30, 2014
(Unaudited - Dollars in millions)

	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$1	$22	$548	$—	$571
Other Current Assets	4	8	452	9,129	(446)	9,147
Total Current Assets	4	9	474	9,677	(446)	9,718

Equity Investments in Affiliates	9,566	10,774	7,900	5,347	(33,587)	—
Intercompany Receivables, Net	—	—	—	6,609	(6,609)	—
Other Assets	6	39	17	12,033	—	12,095
Total Assets	$9,576	$10,822	$8,391	$33,666	$(40,642)	$21,813

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$2,220	$24	$160	$—	$2,404
Accounts Payable and Other Current Liabilities	19	127	—	3,697	(446)	3,397
Total Current Liabilities	19	2,347	24	3,857	(446)	5,801

Long-term Debt	—	5,889	976	155	1	7,021
Intercompany Payables, Net	1,566	4,617	426	—	(6,609)	—
Other Long-term Liabilities	14	96	9	822	—	941
Total Liabilities	1,599	12,949	1,435	4,834	(7,054)	13,763

Weatherford Shareholders’ Equity	7,977	(2,127)	6,956	28,759	(33,588)	7,977
Noncontrolling Interests	—	—	—	73	—	73
Total Liabilities and Shareholders’ Equity	$9,576	$10,822	$8,391	$33,666	$(40,642)	$21,813

Condensed Consolidating Balance Sheet
December 31, 2013
(Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$435	$—	$435
Other Current Assets	57	5	415	9,280	(408)	9,349
Total Current Assets	57	5	415	9,715	(408)	9,784

Equity Investments in Affiliates	8,663	11,742	8,065	6,466	(34,936)	—
Equity Held in Parent	—	—	10	27	(37)	—
Intercompany Receivables, Net	—	—	—	7,304	(7,304)	—
Other Assets	7	41	17	12,128	—	12,193
Total Assets	$8,727	$11,788	$8,507	$35,640	$(42,685)	$21,977

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,445	$23	$185	$—	$1,653
Accounts Payable and Other Current Liabilities	312	129	—	4,052	(408)	4,085
Total Current Liabilities	312	1,574	23	4,237	(408)	5,738

Long-term Debt	—	5,891	986	184	—	7,061
Intercompany Payables, Net	243	6,755	306	—	(7,304)	—
Other Long-term Liabilities	10	97	2	866	—	975
Total Liabilities	565	14,317	1,317	5,287	(7,712)	13,774

Weatherford Shareholders’ Equity	8,162	(2,529)	7,190	30,312	(34,973)	8,162
Noncontrolling Interests	—	—	—	41	—	41
Total Liabilities and Shareholders’ Equity	$8,727	$11,788	$8,507	$35,640	$(42,685)	$21,977

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(Unaudited - Dollars in millions)

	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(186)	$6,987	$(235)	$(8,971)	$2,240	$(165)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	12	(7,326)	77	9,057	(1,820)	—
Equity in (Earnings) Loss of Affiliates	144	112	164	—	(420)	—
Deferred Income Tax Provision (Benefit)	—	—	—	16	—	16
Other Adjustments	8	(260)	10	420	—	178
Net Cash Provided (Used) by Operating Activities	(22)	(487)	16	522	—	29
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(662)	—	(662)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	17	—	17
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	26	—	26
Capital Contribution to Subsidiary	—	—	—	—	—	—
Net Cash Provided (Used) by Investing Activities	—	—	—	(622)	—	(622)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	775	—	(37)	—	738
Borrowings (Repayments) Long-term Debt, Net	—	—	(8)	(28)	—	(36)
Borrowings (Repayments) Between Subsidiaries, Net	22	(287)	14	251	—	—
Proceeds from Sale of EDC Treasury Shares	—	—	—	22	—	22
Other, Net	—	—	—	(2)	—	(2)
Net Cash Provided (Used) by Financing Activities	22	488	6	206	—	722
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	7	—	7
Net Increase in Cash and Cash Equivalents	—	1	22	113	—	136
Cash and Cash Equivalents at Beginning of Period	—	—	—	435	—	435
Cash and Cash Equivalents at End of Period	$—	$1	$22	$548	$—	$571

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(Unaudited - Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(96)	$(139)	$158	$351	$(355)	$(81)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	25	(13)	79	(91)	—	—
Equity in (Earnings) Loss of Affiliates	54	(178)	(231)	—	355	—
Deferred Income Tax Provision (Benefit)	—	—	(39)	(54)	—	(93)
Other Adjustments	217	696	(223)	(275)	—	415
Net Cash Provided (Used) by Operating Activities	200	366	(256)	(69)	—	241
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(846)	—	(846)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(7)	—	(7)
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	66	—	66
Capital Contribution to Subsidiary	(129)	—	—	—	129	—
Net Cash Provided (Used) by Investing Activities	(129)	—	—	(790)	129	(790)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	836	—	18	—	854
Borrowings (Repayments) Long-term Debt, Net	—	(294)	(15)	(1)	—	(310)
Borrowings (Repayments) Between Subsidiaries, Net	(70)	(908)	272	706	—	—
Proceeds from Capital Contributions	—	—	—	129	(129)	—
Other, Net	—	—	—	4	—	4
Net Cash Provided (Used) by Financing Activities	(70)	(366)	257	856	(129)	548
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(4)	—	(4)
Net Increase in Cash and Cash Equivalents	1	—	1	(7)	—	(5)
Cash and Cash Equivalents at Beginning of Period	—	—	—	300	—	300
Cash and Cash Equivalents at End of Period	$1	$—	$1	$293	$—	$295

18. Subsequent Events

In July 2014, we entered into agreements to sell our land drilling and workover rig operations in Russia and Venezuela for cash consideration of $500 million. The Russian rig operations include land drilling crews and a fleet of workover rigs while the Venezuela operations include land drilling rigs. The sale is subject to customary closing conditions and regulatory approvals, including antitrust approval, and is expected to close in the third quarter of 2014. See Note 2 – Business Combinations and Divestitures and Note 6 – Goodwill for additional information related to our assets held for sale regarding the non-cash impairment charges to our long-lived assets and goodwill in the second quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive overview that provides a general description of our Company, a synopsis of industry market trends, insight into our perspective of the opportunities and challenges we face and our outlook for the remainder of 2014. Next, we analyze the results of our operations for the three and six months ended June 30, 2014 and 2013, including the trends in our business and review our liquidity and capital resources. We conclude with an overview of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements. The “Company,” “Weatherford Ireland,” “we,” “us” and “our” refer to Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis, or prior to June 17, 2014, to our predecessor, Weatherford International Ltd. (“Weatherford Switzerland”), a Swiss joint-stock corporation and its subsidiaries on a consolidated basis.

The following discussion should be read in conjunction with the financial statements included with this report and our financial statements and related MD&A for the year ended December 31, 2013 included in our Annual Report on Form 10-K, as amended. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, please review the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. - Risk Factors.”

Overview

General

We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments: North America, MENA/Asia Pacific, Europe/SSA/Russia and Latin America.

We principally provide equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our two product service line groups: (1) Formation Evaluation and Well Construction and (2) Completion and Production, which together comprise a total of 15 service lines.

•
Formation Evaluation and Well Construction service lines include Controlled-Pressure Drilling and Testing, Drilling Services, Tubular Running Services, Drilling Tools, Integrated Drilling, Wireline Services, Re-entry and Fishing, Cementing, Liner Systems, Integrated Laboratory Services and Surface Logging.

•	Completion and Production service lines include Artificial Lift Systems, Stimulation and Chemicals, Completion Systems and Pipeline and Specialty Services.

We may sell our products and services separately or may bundle them together to provide integrated solutions, up to and including integrated well construction where we are responsible for the entire process of drilling, constructing and completing a well. Our customers include both exploration and production companies and other oilfield service companies. Depending on the service line, customer and location, our contracts vary in their terms, provisions and indemnities. We earn revenues under our contracts when products and services are delivered. Typically, we provide products and services at a well site where our personnel and equipment may be located together with personnel and equipment of our customer and third parties, such as other service providers. Our services are usually short-term in nature; day-rate based and cancellable should our customer wish to alter the scope of work. Consequently, our backlog of firm orders is not material to the Company.

Redomestication to Ireland

On June 17, 2014, we completed the change in our place of incorporation from Switzerland to Ireland, whereby Weatherford Ireland became the new public holding company and the parent of the Weatherford group of companies (the “Merger”). The Merger was effected through an agreement between Weatherford Switzerland and Weatherford Ireland, dated as of April 2, 2014 pursuant to which each registered share of Weatherford Switzerland was exchanged for the allotment of one ordinary share of Weatherford Ireland. The authorized share capital of Weatherford Ireland includes 1.356 billion ordinary shares with a par value of $0.001 per share. Our ordinary shares are listed on the NYSE under the symbol “WFT,” the same symbol under which Weatherford Switzerland registered shares were previously listed. Our ordinary shares are no longer listed on the SIX Swiss Exchange, the NYSE Euronext-Paris or the Irish Stock Exchange.

Disposition of Russia and Venezuela Land Drilling and Workover Rig Operations

In July 2014, we entered into an agreement to sell our land drilling and workover rig operations in Russia and Venezuela for cash consideration of $500 million. The sale is subject to customary closing conditions and regulatory approvals, including antitrust approval and is expected to close in the third quarter of 2014. As a result of our commitment to sell, we recognized a $143 million impairment loss ($121 million, net of tax) in the second quarter ended June 30, 2014 to recognize the related long-lived assets at their fair value. The long-lived asset impairment was recognized in conjunction with a $125 million goodwill impairment loss, $105 million of which pertained to goodwill classified in current assets held for sale.

Industry Trends

The level of spending in the energy industry is heavily influenced by changes in the current and expected future prices of oil and natural gas. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves. The following chart sets forth certain statistics that reflect historical market conditions:

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
June 30, 2014	105.37	4.44	2,061	1,348
December 31, 2013	98.42	4.19	2,129	1,320
June 30, 2013	96.56	3.57	1,918	1,306

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil of the date indicated at Cushing Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count for the period indicated – Source: Baker Hughes Rig Count

Oil prices increased during the first six months of 2014, ranging from a high of $106.83 per barrel in late June to a low of $91.89 per barrel in early January. Natural gas ranged from a high of $5.47 MM/BTU in late January to a low of $3.98 MM/BTU in early January. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

Outlook

In the remainder of 2014 and into 2015 , we expect to achieve improved profitability by focusing the organization on growing our core businesses, making our cost base more efficient, divesting our non-core businesses and reducing our net debt.

We expect revenue growth in North America, Europe/SSA/Russia and MENA/Asia Pacific (excluding legacy contracts in Iraq) regions while Latin America is expected to show improvement in revenue and profitability in the second half of 2014. Overall margins will improve as a result of lower costs and growth, primarily in our more profitable core businesses. The revenue growth and margins will show improvements throughout the year, but will be stronger in the second half of 2014.

In an effort to make our cost base more efficient, we have completed the initial phase of our previously announced cost reduction initiatives and have completed approximately 90% of the originally planned reduction in workforce. Our strategic business reviews are on-going and we have started eliminating select operating locations identified in these reviews. We expect these actions will bring additional costs savings, both in the form of headcount reductions and other savings that will enable us to deliver on the $500 million targeted annualized pre-tax cost savings.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses and investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and/or objectives. It is our intention to divest certain non-core business lines (land drilling rigs, drilling fluids, pipeline and specialty services, and testing and production services). Upon completion, the cash proceeds from these divestitures will be used to pay down debt.

The tax rate for the second half of the year will range between 25% and 30% with the full year tax rate converging between 25% and 28%, which will be dependent on the geographic mix of earnings. Capital expenditures are estimated higher at $1.35 billion for 2014, principally from mobilization for new core business contracts. The continued focus on reducing working capital coupled with improved earnings is expected to generate positive free cash flow during 2014 that will be used primarily to reduce debt.

We believe the long-term outlook for our businesses is favorable. As well production decline rates accelerate and reservoir productivity complexities increase, our clients will continue to face growing challenges securing desired rates of production growth. These challenges increase our customers’ requirements for technologies that improve productivity, efficiency and increase demand for our products and services. These factors provide us with a positive outlook for our core businesses over the longer term. The level of improvement in our businesses in the future will continue to depend heavily on pricing and volume increases, our control of costs and our ability to further penetrate existing markets with our newly developed technologies, as well as to successfully introduce these technologies to new markets.

Results of Operations

The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data)	2014	2013	2014	2013
Revenues:
North America	$1,659	$1,529	$3,269	$3,221
MENA/Asia Pacific	754	919	1,535	1,704
Europe/SSA/Russia	750	681	1,414	1,314
Latin America	548	739	1,089	1,466
Total Revenues	3,711	3,868	7,307	7,705

Operating Income (Expense):
North America	242	167	436	391
MENA/Asia Pacific	57	45	60	87
Europe/SSA/Russia	124	83	178	148
Latin America	67	90	158	188
Research and Development	(75)	(71)	(144)	(138)
Corporate Expenses	(45)	(49)	(92)	(97)
Long-Lived Assets Impairment	(143)	—	(143)	—
Goodwill Impairment	(125)	—	(125)	—
Restructuring Charges	(59)	—	(129)	—
US Government Investigation Loss Contingency	—	(153)	—	(153)
Other Items	(18)	(57)	(44)	(92)
	25	55	155	334

Interest Expense, Net	(128)	(128)	(254)	(259)
Devaluation of Venezuelan Bolivar	—	—	—	(100)
Other, Net	(19)	(18)	(28)	(31)
Provision for Income Tax	(11)	(20)	(38)	(25)
Net Loss per Diluted Share	$(0.19)	$(0.15)	$(0.24)	$(0.12)
Depreciation and Amortization	355	341	706	687

Revenues

The following chart contains the percentage distribution of our consolidated revenues by product service line group for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Formation Evaluation and Well Construction	59%	61%	60%	60%
Completion and Production	41	39	40	40
Total	100%	100%	100%	100%

Consolidated revenues decreased $157 million and $398 million in the second quarter of 2014 and the six months ended June 30, 2014, compared to the second quarter and first six months of 2013, respectively. International revenues decreased $287 million, or 12%, in the second quarter of 2014 and $446 million, or 10%, in the first six months of 2014 compared to the second quarter and first six months of 2013, respectively, despite a 3% increase in the international average rig count over the comparable six month period. International revenues include revenues from all segments other than North America. Decreased activity in Latin America, primarily related to the completion of project work in Mexico, and the continued impact of our self-imposed capital discipline driven activity reductions in Venezuela, were the main factors causing the decrease in revenues compared to the same period in 2013. The international revenues decline was also attributable to our MENA/Asia Pacific segment due primarily to both lower activity on our remaining legacy contracts in Iraq, and the completion of another legacy Iraq contract earlier in 2014.

The decline in international revenue was partially offset by an increase in revenues in our North America and Europe/SSA/Russia segments. Revenues in our North America segment increased $130 million, or 9%, in the second quarter of 2014 and $48 million during the six months ended June 30, 2014 compared to the second quarter and six months ended June 2013, respectively, consistent with a 7% increase in North American average rig count. The second quarter and six month increase in North American revenue was due to higher demand for pressure pumping, artificial lift, completions and formation evaluation products and services with revenues in these product lines increasing more than 10% in the second quarter. Revenues in our Europe/SSA/Russia segment increased $69 million, or 10%, in the second quarter of 2014 and $100 million, or 8%, during the six months ended June 30, 2014 compared to the second quarter and six months ended June 2013, respectively, primarily related to increased activity in Europe and new contracts starting up in Sub-Sahara Africa. The region realized strong performances due to increased demand primarily for our completions, well construction, formation evaluation and pressure pumping products and services.

Operating Income

Consolidated operating income decreased $30 million, or 55%, and $179 million, or 54%, in the three and six months ended June 30, 2014 compared to the three and six ended June 30, 2013, respectively. Our results for the three and six months ended June 30, 2014 included non-cash impairment charges for long-lived assets and goodwill of $268 million, of which $143 million related to long-lived assets impairment and $125 million related to goodwill impairment. We recorded an impairment charge as a result of the anticipated transaction to sell our Russian and Venezuelan land drilling and workover rig operations. Our loss before income taxes for the three and six months ended June 30, 2013 includes $153 million charge for the settlement of the United Nations oil-for-food program governing sales of goods into Iraq and Foreign Corrupt Practices Act (“FCPA”) matters with no tax benefit.

Excluding the non-cash impairment charges for long-lived assets and goodwill, consolidated adjusted operating income increased $238 million, or 433%, and $89 million, or 27%, in the three and six months ended June 30, 2014 compared to the three and six ended June 30, 2013, primarily due to improvements in our North America, MENA/Asia Pacific and Europe/SSA/Russia segments. Increases in operating income are driven by improved income due to higher demand and increased pricing from pressure pumping, well construction and other drilling related services primarily in the United States and Canada. Contributing to the increase in operating income was seasonal recovery in Russia, improvements in activity in the North Sea and Continental Europe and continued growth in Sub-Sahara Africa, led by formation evaluation and completions. MENA/Asia Pacific operating income improvements were primarily due to decreased operating costs related to both lower activity on our remaining legacy contracts in Iraq, and the completion of another legacy Iraq contract earlier in 2014. Included in our MENA/Asia Pacific improvement was the gain on step acquisition of $16 million for the three and six months ended June 30, 2014 as a result of the acquisition of an additional 30% ownership interest joint venture in China. Partially offsetting these increases were lower results in our Latin America segment as a result of the continued decline in activity associated with lower demand for our artificial lift and formation evaluation services resulting from the completion of project work in Mexico, the continued impact of our self-imposed capital discipline driven activity reductions in Venezuela and a continued focus on higher margin activity in Argentina and Brazil.

In the first quarter of 2014, we announced a cost reduction plan, which includes a worldwide workforce reduction associated with our core businesses. In connection with the Plan, we had restructuring charges of $59 million and $129 million for the three and six months ended June 30, 2014, respectively. For additional information regarding charges by segment see the subsection titled “Restructuring Charges” section below.

Other items for the second quarter of 2014 include expenses of $18 million of professional fees related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations and our recently completed redomestication from Switzerland to Ireland. Other items for the second quarter of 2013 include severance, exit and other charges of $53 million (which includes $36 million of severance and $17 million in legal, professional and other fees incurred primarily in conjunction with our prior government investigations) and income tax restatement and material weakness remediation expenses of $6 million. These expenses were partially offset by a $2 million gain on sale of our industrial screen business.

Other items for the six months ended June 30, 2014 include expenses of $44 million primarily consisting of professional fees related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations, the remediation of our material weakness related to income taxes and our recently completed redomestication from Switzerland to Ireland. Other items for the six months ended June 30, 2013 include severance, exit and other charges of $73 million (which includes $44 million of severance and $29 million in legal, professional and other fees incurred primarily in conjunction with our prior government investigations) and income tax restatement and material weakness remediation expenses of $27 million. These expenses were partially offset by a $8 million gain on sale of our industrial screen business.

Devaluation of Venezuelan Bolivar and Inflationary Impacts

On February 8, 2013, the Venezuelan government announced its intention to further devalue its currency effective February 13, 2013 at which time the official exchange rate moved from 4.30 per dollar to 6.30 per dollar for all goods and services. In connection with this devaluation, we recognized a charge of $100 million in the first quarter of 2013 for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation, which was not tax deductible in Venezuela.

In early 2014, the Venezuelan government announced its intent to expand the types of transactions that would be subject to the Venezuela’s Supplementary Foreign Currency Administration System (“SICAD”) auction rate, and created a National Center of Foreign Commerce (“CENCOEX”) that would absorb changes to the existing multiple currency exchange rate mechanisms that may be available for a company to exchange funds. In February, the government officially dissolved the Commission for the Administration of Foreign Exchange (“CADIVI”) and established CENCOEX, giving them the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible market-based, state-run daily auction exchange market called SICAD 2. In March 2014, SICAD 2 was initiated by the Central Bank of Venezuela.

Despite the announcements made by the Venezuelan government in early 2014, there remains a significant degree of uncertainty as to which exchange markets might be available for particular types of transactions. We have not historically participated in the exchanges made available for access to U.S. dollars nor do we have contractual relationships that would require the use of a particular exchange. Because we have sufficient Venezuelan bolivar fuertes (“bolivars”) to settle our bolivar denominated obligations and similarly sufficient U.S. dollars to settle our U.S. dollar denominated obligations, we currently have no forecasted need to participate in the auction-based SICAD exchanges nor sufficient indication that we will ultimately be required to participate in those exchanges and as such, will continue to utilize the rate published in the primary CADIVI/CENCOEX exchange at June 30, 2014 which is 6.30 Venezuelan bolivars per U.S. dollar. The other two legal exchange rates are approximately 11 and 50 Venezuelan bolivars, respectively, to the U.S. dollar. As of June 30, 2014, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $241 million, comprised primarily of cash and cash equivalents, accounts receivable and current liabilities. If we are required to use an alternate rate our net monetary asset position denominated in Venezuelan bolivars would be devalued. We are closely monitoring the applicability and viability of this new exchange system.

Potential Highly Inflationary Country

The Company has noted the concerns raised by the International Monetary Fund (“IMF”) relating to the accuracy of Argentina’s officially reported consumer price index. Given the lack of verifiable information, objective sources have not observed data that would support designating Argentina as “Highly Inflationary.” The Company is closely monitoring the work of the IMF and the price index information that becomes available. As of June 30, 2014, we had a net monetary asset position denominated in Argentina pesos of $90 million, comprised primarily of accounts receivable and current liabilities.

Interest Expense, Net

Interest expense, net was $128 million and $254 million for the three and six months ended June 30, 2014, respectively, compared to $128 million and $259 million for the three and six months ended June 30, 2013, respectively. Interest expense for the second quarter of 2014 was flat compared to the second quarter of 2013. Interest expense for the six months ended June 30, 2014 decreased $5 million, or 2%, primarily due to a decrease in our higher coupon senior notes partially offset by an increase in lower cost short-term borrowings in 2014.

Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results our effective tax rate can change affecting the tax expense for both successive interim results as well as the annual tax results. For the three and six months ended June 30, 2014, we had a tax provision of $11 million and $38 million on a loss before income taxes of $122 million and $127 million. Our results for the three and six months ended June 30, 2014 include a $143 million impairment loss ($121 million, net of tax) to record the land drilling and workover rig operations in Russia and Venezuela at fair value. We also recorded a $125 million non-cash impairment charge to goodwill based on our analysis triggered by the planned sale of our land drilling and workover rig operations in Russia and Venezuela, which was non-deductible for income tax purposes. Our results for the six months ended June 30, 2014 were also impacted by discrete income before tax items, including restructuring charges and project losses of approximately $177 million, with no significant tax benefit. In addition, our tax provision includes a one-time benefit as a result of an internal tax restructuring partially offset by certain tax audit assessments.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions by approximately $20 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the three and six months ended June 30, 2013, we had a tax provision of $20 million and $25 million on a loss before income taxes of $91 million and $56 million. Our loss before income taxes for the three and six months ended June 30, 2013 includes $153 million charge for the settlement of the United Nations oil-for-food program governing sales of goods into Iraq and FCPA matters with no tax benefit. Our tax provision for the three months ended June 30, 2013 includes one-time tax benefits mostly due to tax restructuring benefits, decreases in reserves for uncertain tax positions due to statute of limitation expiration and audit settlements, and return to accrual adjustments, which decreased our effective tax rate for the period. Our provision for the six months ended June 30, 2013, in addition to items above, also includes one-time tax benefits due to the devaluation of the Venezuelan bolivar, and enactment of the American Taxpayer Relief Act, which decreased our effective tax rate for the period.

Restructuring Charges

In the first quarter of 2014, we announced a cost reduction plan (“the Plan”), which includes a worldwide workforce reduction and other cost reduction measures. In connection with the Plan, we recognized restructuring charges of $59 million and $129 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, restructuring charges include one-time termination (severance) benefits of $32 million and $98 million, respectively, and other restructuring charges of $27 million and $31 million, respectively, including contract termination costs and other associated costs that have been incurred as well as asset write-offs. Of the amounts recognized in the three and six months ended June 30, 2014, $3 million and $6 million, respectively, are related to the vesting of stock based compensation in accordance with employment agreements. The Plan resulted in $70 million in cash payments during the six months ended June 30, 2014. We currently estimate that we will recognize pre-tax charges of $125 million to $150 million associated with the Plan.

The following table presents the components of the restructuring charges by segment:

	Three Months Ended June 30, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance and other restructuring charges	$20	$14	$7	$4	$14	$59

	Six Months Ended June 30, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/ SSA/ Russia	Latin America	Corporate and Research and Development	Total
Severance and other restructuring charges	$29	$19	$27	$24	$30	$129

The restructuring charges gave rise to certain future liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of the Plan that will be paid pursuant to the respective severance arrangements and statutory requirements.

	At June 30, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance and other restructuring liability	$1	$2	$15	$—	$14	$32

The following table presents the restructuring charge activity for the six months ended June 30, 2014.

		Six Months Ended June 30, 2014
(Dollars in millions)	Accrued Balance at December 31, 2013	Charges		Cash Payments	Other	Accrued Balance at June 30, 2014
Severance charges	$—	$98	—	$(65)	$(6)	$27
Other restructuring charges	—	31		(5)	(21)	5
Severance and other restructuring liability	$—	$129		$(70)	(27)	$32

Segment Results

North America

North America segment revenues increased $130 million, or 9%, in the second quarter of 2014 and $48 million, or 1%, respectively, during the six months ended June 30, 2014, compared to the second quarter and six months ended June 30, 2013, respectively. North America average rig count increased 7% over the comparable six month period. The second quarter and six months of 2014 revenue increase was due to higher demand and increased pricing in North America across essentially all our core product lines, which had revenue growth greater than 10% when compared to the same period in 2013.

Operating income increased $75 million, or 45%, in the second quarter and $45 million, or 12%, during the six months ended June 30, 2014 compared to the second quarter and six months ended June 30, 2013, respectively. Increases in operating income are driven by improved income due to higher demand and increased pricing from pressure pumping, well construction and other drilling related services. Operating margins were 14.6% in the second quarter of 2014 compared to 10.9% in the second quarter of 2013. Operating margins were 13.3% in the six months ended June 30, 2014 compared to 12.1% for the six months ended June 30, 2013. For the three and six months ended June 30, 2014, we recognized restructuring charges of $20 million and $29 million, respectively, in North America.

MENA/Asia Pacific

MENA/Asia Pacific revenues decreased $165 million, or 18%, in the second quarter and $169 million, or 10%, during the six months ended 2014 compared to the second quarter and the first six months of 2013, respectively. The lower revenue was due to lower activity on legacy contracts, primarily in Iraq, due to lower progress on our percentage of completion projects, the completion of another legacy contract earlier in 2014 and increased security risk in the Middle East. In addition, the revenue decline was related to decreased demand for our services in Australia and Indonesia, primarily well construction and our non-core businesses. Partially offsetting the decline in revenues were improvements across our product lines associated with increased demand for services in Saudi Arabia and the United Arab Emirates.

Operating income increased $12 million, or 27%, in the second quarter of 2014 compared to the second quarter of 2013. The increase is primarily due to lower activity on legacy contracts primarily in Iraq as well as the completion of a legacy contract in early 2014. In addition, we recognized a $16 million gain on step acquisition for the three and six months ended June 30, 2014, as a result of the acquisition of an additional 30% ownership interest joint venture in China.

Operating income decreased $27 million, or 31%, during the six months ended June 30, 2014, which was impacted by cumulative estimated project losses of $28 million related to our two percentage of completion legacy contracts in Iraq. Total estimated losses on these two projects, one of which was completed during the first quarter, were $335 million at June 30, 2014. Total losses from our legacy contracts in Iraq, inclusive of the percentage of completion contracts, were $2 million for the three months ended June 30, 2014 and $48 million for the six months ended June 30, 2014 compared to $21 million for the three months ended June 30, 2013 and $24 million for six months ended June 30, 2013.

For the three and six months ended June 30, 2014, we recognized restructuring charges of $14 million and $19 million, respectively, in MENA/Asia Pacific.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment increased $69 million, or 10%, in the second quarter of 2014 and $100 million, or 8%, during the six months ended June 30, 2014 compared to the second quarter and six months ended June 30, 2013, respectively. The increase in revenues were primarily related to increased activity in Europe and new contracts starting up in Sub-Sahara Africa. The region realized strong performances due to increased demand primarily for our completions, well construction, formation evaluation and pressure pumping products and services.

Operating income increased $41 million, or 49%, in the second quarter of 2014 and $30 million, or 20%, in the six months ended June 30, 2014 compared to the second quarter and six months ended June 30, 2013, respectively. Operating margins were 16.5% in the second quarter of 2014 and 12.2% in the second quarter of 2013. Operating margins were 12.6% in the six months ended June 30, 2014 compared to 11.3% for the first six months of 2013, respectively. The increase in operating income was led by the seasonal recovery in Russia, improvements in activity in the North Sea and Continental Europe and continued growth in

Sub-Sahara Africa, led by formation evaluation and completions. For the three and six months ended June 30, 2014, we recognized restructuring charges of $7 million and $27 million, respectively.

Latin America

Revenues in our Latin America segment decreased $191 million, or 26%, in the second quarter of 2014 compared to the second quarter of 2013 and $377 million, or 26%, in the six months ended June 30, 2014 compared to the same period in the prior year largely related to the completion of project work in Mexico, and the continued impact of our self-imposed capital discipline driven activity reductions in Venezuela. The decline in revenues was largely due to declining activity and demand for our artificial lift, formation evaluation, completions and drilling product and services.

Operating income decreased $23 million, or 26%, in the second quarter of 2014 compared to the second quarter of 2013 and decreased $30 million, or 16%, in the six months ended June 30, 2014 compared to the same period in the prior year. The decrease in the second quarter and for the six months ended June 30, 2014 is a result of the continued decline in activity associated with lower demand for our artificial lift and formation evaluation services resulting from the completion of project work in Mexico, the continued impact of our self-imposed capital discipline driven activity reductions in Venezuela and a continued focus on higher margin activity in Argentina and Brazil. This was partially offset by improved margins for our pressure pumping services. Operating margins were flat at 12.2% in the second quarter of 2014 and 2013. Operating margins were 14.5% in the six months ended June 30, 2014 compared to 12.8% for the first six months of 2013. The year-over-year improvement in the operating margins was primarily due to the completion of lower margin project work in Mexico and a continued focus on higher margin activity in Argentina and Brazil. For the three and six months ended June 30, 2014, we recognized restructuring charges of $4 million and $24 million, respectively, in Latin America.

Liquidity and Capital Resources

Cash Flows

At June 30, 2014, we had cash and cash equivalents of $571 million compared to $435 million at December 31, 2013. The following table summarizes cash flows provided by (used in) each type of activity, for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Net Cash Provided by Operating Activities	$29	$241
Net Cash Used in Investing Activities	(622)	(790)
Net Cash Provided by Financing Activities	722	548

Operating Activities

Cash flows provided by operating activities were $29 million in the six months ended June 30, 2014. Our net loss increased by $84 million for the six months ended June 30, 2014 compared to the net loss for the six months ended June 30, 2013. Cash flow provided by operating activities was due to second quarter improvements in collections of accounts receivable and profitability excluding the $268 million non-cash impairment charges on long-lived assets and goodwill. The effect of these improvements were reduced by the payment of $253 million to settle the United Nations oil-for-food program governing sales of goods into Iraq and Foreign Corrupt Practices Act (“FCPA”) matters in the first quarter of 2014 and payments related to our restructuring plan.

Investing Activities

The primary driver of our investing cash flow activities is capital expenditures for property, plant and equipment. Capital expenditures were $662 million for the six months ended June 30, 2014 and $846 million for the six months ended June 30, 2013. The amount we spend for capital expenditures varies each year based on the type of contracts in which we enter, our asset availability and our expectations with respect to industry activity levels in the following year.

Investing activities also include net cash amounts paid for acquisitions and net proceeds received for sales of assets, businesses and equity investments. Cash proceeds received from dispositions were $26 million for the six months ended June 30, 2014. In the six months ended June 30, 2014, we acquired, via a step acquisition, an additional 30% ownership interest in a joint venture in China. We paid $13 million for the incremental interest, thereby increasing our ownership interest from 45% to 75%. As a result of this transaction, we acquired $30 million of cash. Therefore, in the six months ended June 30, 2014, we had a cash inflow from acquired businesses of $17 million compared to a cash outflow of $7 million in the six months ended June 30, 2013. While we expect to continue to make business acquisitions when strategically advantageous, our current focus is on disposition of businesses or capital assets that are no longer core to our long-term strategy.

Financing Activities

Our financing activities primarily consisted of the borrowing and repayment of short-term and long-term debt. Our short-term borrowings, net were $738 million in the six months ended June 30, 2014 and $854 million in the six months ended June 30, 2013. Total long-term debt repayments were $43 million, partially offset by borrowings of $7 million in the six months ended June 30, 2014 and long-term debt repayments of $313 million in six months ended June 30, 2013, which included the repayment of our senior notes of $294 million, partially offset by borrowings of $3 million.

Sources of Liquidity

Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, commercial paper and committed availabilities under bank lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt and equity offerings. We are currently focusing on the disposition of businesses and capital assets that are no longer core to our long-term strategy. From time to time we may enter into transactions to factor accounts receivable.

Committed Borrowing Facility

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at June 30, 2014.

The following summarizes our availability under the Credit Agreement at June 30, 2014 (dollars in millions):

Facility	$2,250
Less uses of facility:
Revolving credit facility	700
Commercial paper	849
Letters of credit	40
Availability	$661

364-Day Term Loan Facilities

On May 1, 2013, we entered into a $300 million, 364-day term loan facility with a syndicate of banks. The facility was fully drawn on May 1, 2013 and was scheduled to mature on April 30, 2014. The terms and conditions of the facility were substantially similar to our $2.25 billion revolving credit agreement. The facility was used for general corporate purposes, including the repayment of other credit facility borrowings and the reduction of outstanding commercial paper.

On April 10, 2014, we entered into a $400 million, 364-day term loan facility with a syndicate of banks. The facility has substantially similar terms and conditions to our previously existing $300 million, 364-day term loan facility, which was scheduled to mature on April 30, 2014. Proceeds from the new facility were used to refinance the existing $300 million, 364-day facility, and for general corporate purposes, including the repayment of short-term debt. The $400 million facility closed and was fully drawn on April 10, 2014 and will mature on April 9, 2015.

Other Short-Term Borrowings

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted and letter of credit facilities. At June 30, 2014, we had $378 million in short-term borrowings under these arrangements including $180 million borrowed under a credit agreement entered into in the first six months of 2014, with a Libor-based interest rate that was 1.35% as of June 30, 2014, scheduled to mature March 20, 2016.

Ratings Services’ Credit Rating

Our Standard & Poor’s Ratings Services’ credit rating on our senior unsecured debt is currently BBB- and our short-term rating is A-3, both with a stable outlook. Our Moody’s Investors Ratings Services’ credit rating on our unsecured debt is currently Baa3 and our short-term rating is P-3, both with a stable outlook. We have access and expect we will continue to have access to credit markets, including the U.S. commercial paper market, although the commercial paper amounts outstanding may be reduced as a result of a negative rating change. We expect to utilize the Credit Agreement or other facilities to supplement commercial paper borrowings as needed.

Cash Requirements

For the remainder of 2014, we anticipate our cash requirements will include payments for capital expenditures and interest payments on our outstanding debt and payments for short-term working capital needs. Our cash requirements may also include opportunistic business acquisitions. We anticipate funding these requirements from cash generated from operations, availability under our existing or additional credit facilities, the issuance of commercial paper and anticipated proceeds from disposals of businesses or capital assets that are no longer closely aligned with our core long-term growth strategy. We anticipate that cash generated from operations will be augmented by working capital improvements driven by capital discipline and the collection of receivables. Capital expenditures for 2014 are projected to be approximately 9% of our revenues. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2014. Expenditures are expected to be used primarily to support anticipated near-term growth of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs. Capital expenditures were $662 million for the six months ended June 30, 2014.

Accounts Receivable Factoring

At our option, based on current agreements, we may participate in a program to sell accounts receivable in Mexico to third party financial institutions. We did not sell any accounts receivable during the six months ended June 30, 2014. In the six months ended June 30, 2013, we sold approximately $83 million of accounts receivable. We received cash totaling $80 million and ultimately collected amounts that resulted in a loss of approximately $1 million on these sales. Our factoring transactions in the six months ended June 30, 2013 qualified for sale accounting under U.S. GAAP and the proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Off Balance Sheet Arrangements

Guarantees

During the second quarter of 2014, we completed a merger transaction that changed our place of incorporation from Switzerland to Ireland. Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, was formed and is now the ultimate parent of the Weatherford group. Weatherford Ireland guarantees certain obligations of Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), including those notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2014 and December 31, 2013: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2014 and December 31, 2013: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In 2013, we entered into a 364-day term loan facility, which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of December 31, 2013. In 2014, we refinanced the 364-day term loan facility with a new 364-day term loan facility, which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of June 30, 2014.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of June 30, 2014, we had $891 million of letters of credit and performance and bid bonds outstanding, consisting of $573 million outstanding under various uncommitted credit facilities, $40 million letters of credit outstanding under our Credit Agreement and $278 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. As of June 30, 2014, we had net unamortized gains of $38 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense. See “Note 9 – Derivative Instruments” to our Condensed Consolidated Financial Statements for additional details.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss on these hedges is being amortized from “Accumulated Other Comprehensive Income (Loss)” into interest expense over the remaining term of the debt. As of June 30, 2014, there were no significant changes associated with our cash flow hedge terminations. See “Note 9 – Derivative Instruments” to our Condensed Consolidated Financial Statements for additional details.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At June 30, 2014 and December 31, 2013, we had foreign currency forward contracts with aggregate notional amounts of $160 million and $635 million, respectively. The decrease in notional amount for our foreign currency contracts is primarily related to a reduction in our net monetary foreign exchange exposure. We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At June 30, 2014 and December 31, 2013, we had swaps with notional amounts outstanding of $168 million for both periods. These derivative instruments for foreign currency forward contracts and cross-currency swaps were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our Form 10-K, as amended, for the year ended December 31, 2013.

New Accounting Pronouncements

See “Note 16 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements, included elsewhere in this report.

Forward-Looking Statements

This report contains various statements relating to future financial performance and results, including certain projections, business trends and other statements that are not historical facts. These statements constitute “Forward-Looking Statements” as defined in the Securities Act of 1933, as amended (the “Securities Act”) and the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “budget,” “intend,” “strategy,” “plan,” “guidance,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Furthermore, from time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under “Item 1A. – Risk Factors” and the following:

•	global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, and international currency fluctuations;

•	our inability to realize expected revenues and profitability levels from current and future contracts;

•	our ability to manage our workforce, supply chain and business processes, information technology systems, and technological innovation and commercialization;

•	increases in the prices and availability of our raw materials;

•	nonrealization of expected reductions in our effective tax rate;

•	nonrealization of expected benefits from our acquisitions or business dispositions and our ability to execute such acquisitions and dispositions;

•	downturns in our industry which could affect the carrying value of our goodwill;

•	member-country quota compliance within OPEC;

•	adverse weather conditions in certain regions of our operations;

•	our ability to realize the expected benefits from our redomestication from Switzerland to Ireland;

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations; and

•	limited access to capital or significantly higher cost of capital related to liquidity or uncertainty in the domestic or international financial markets.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act. For additional information regarding risks and uncertainties, see our other filings with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site www.weatherford.com under “Investor Relations” as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Item 7A.– Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013. Our exposure to market risk has not changed materially since December 31, 2013, except as described below.

Foreign Currency Exchange Rates and Inflationary Impacts

In early 2014, the Venezuelan government announced its intent to expand the types of transactions that would be subject to the Venezuela’s Supplementary Foreign Currency Administration System (“SICAD”) auction rate, and created a National Center of Foreign Commerce (“CENCOEX”) that would absorb changes to the existing multiple currency exchange rate mechanisms that may be available for a company to exchange funds. In February, the government officially dissolved the Commission for the Administration of Foreign Exchange (“CADIVI”) and established CENCOEX, giving them the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible market-based, state-run daily auction exchange market called SICAD 2. In March 2014, SICAD 2 was initiated by the Central Bank of Venezuela.

Despite the announcements made by the Venezuelan government in early 2014, there remains a significant degree of uncertainty as to which exchange markets might be available for particular types of transactions. We have not historically participated in the exchanges made available for access to U.S. dollars nor do we have contractual relationships that would require the use of a particular exchange. Because we have sufficient Venezuelan bolivar fuertes (“bolivars”) to settle our bolivar denominated obligations and similarly sufficient U.S. dollars to settle our U.S. dollar denominated obligations, we currently have no forecasted need to participate in the auction-based SICAD exchanges nor sufficient indication that we will ultimately be required to participate in those exchanges and as such, will continue to utilize the rate published in the primary CADIVI/CENCOEX exchange at June 30, 2014 which is 6.30 Venezuelan bolivars per U.S. dollar. The other two legal exchange rates are approximately 11 and 50 Venezuelan bolivars, respectively, to the U.S. dollar. As of June 30, 2014, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $241 million, comprised primarily of cash and cash equivalents, accounts receivable and current liabilities. If we are required to use an alternate rate our net monetary asset position denominated in Venezuelan bolivars would be devalued. We are closely monitoring the applicability and viability of this new exchange system.

Potential Highly Inflationary Country

The Company has noted the concerns raised by the International Monetary Fund (“IMF”) relating to the accuracy of Argentina’s officially reported consumer price index. Given the lack of verifiable information, objective sources have not observed data that would support designating Argentina as “Highly Inflationary.” The Company is closely monitoring the work of the IMF and the price index information that becomes available. As of June 30, 2014, we had a net monetary asset position denominated in Argentina pesos of $90 million, comprised primarily of accounts receivable and current liabilities.

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Our management identified no change in our internal control over financial reporting that occurred during the second quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 15 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors”, our first quarter Form 10-Q, Part II, under the heading “Item 1A. – Risk Factors”, our Proxy Statement under the heading “Risk Factors” and other information included and incorporated by reference in this report. We have updated our risk factors affecting our business since those presented in our Annual Report on Form 10-K, as amended, under the heading “Item 1A. – Risk Factors” for the year ended December 31, 2013 and our most recent Form 10-Q, under the heading “Item 1A. – Risk Factors” for the period ended March 31, 2014. Except as noted below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K, our first quarter Form 10-Q and our Proxy Statement.

Continuing political instability in Ukraine, sanctions against Russia, and Russia’s potential response to those sanctions could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the U.S., have imposed, and may continue imposing further, economic sanctions on Russia and Ukraine. Presently, concerns related to possible annexation of additional territory by Russia have prompted calls for increasing levels of economic sanctions. A significant amount of our revenues and business transactions are from Russia and its surrounding areas. Continuing political instability in the surrounding region and additional economic sanctions imposed by either the U.S. or the world community may result in serious economic challenges in Russia and the surrounding areas, and the imposition of trade restrictions may delay or prevent shipment of products to or services performed in those countries, resulting in a significant impact on our business and other planned transactions. Further, potential responses by Russia to those sanctions could adversely affect European economic conditions, which could in turn affect our business in Europe. Accordingly, continuing political instability in Ukraine, sanctions against Russia and Russia’s potential response to such sanctions could have a material adverse effect on our business, results of operation and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under our equity incentive plans, we withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and performance units and the exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. During the quarter ended June 30, 2014, we withheld shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
April 1 - April 30, 2014	41,046	$17.29
May 1 - May 31, 2014	39,231	$21.28
June 1 - June 30, 2014	144,955	$22.03

In conjunction with our recently completed redomestication, we amended our Executive Deferred Compensation Stock Ownership Plan to provide that benefits thereunder may be payable in cash in lieu of our shares of Weatherford. On June 17, 2014, the trustee for our executive deferred compensation plan sold 973,611 shares, at $22.41 per share, of our common stock totaling approximately $22 million in cash proceeds for the benefit of the plan participants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

All exhibits are incorporated herein by reference to a prior filing as indicated, unless otherwise designated with an asterisk (*) or double asterisk (**).

Exhibit Number	Description	Original Filed Exhibit	File Number
2.1	Merger Agreement, dated April 2, 2014, between Weatherford Switzerland and Weatherford Ireland (formerly Weatherford International Ltd.).	Exhibit 2.1 of the Company's Current Report on Form 8-K filed April 2, 2014	File No. 1-34258
3.1	Memorandum and Articles of Association of Weatherford International public limited company.	Exhibit 3.1 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
4.1
Eighth Supplemental Indenture, dated June 17, 2014, among Weatherford Ireland, Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas, as trustee, to the indenture dated as of October 1, 2003.
		Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
4.2
Fifth Supplemental Indenture, dated June 17, 2014, among Weatherford Ireland, Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas, as trustee, to the indenture dated as of June 18, 2007.
		Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.1	First Amendment to The Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan.	Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 2, 2014	File No. 1-34258
10.2
364-Day Term Loan Agreement, dated as of April 10, 2014, among Weatherford Bermuda, as borrower, Weatherford Switzerland, the lenders party thereto and JPMorgan Chase Bank, N. A. as administrative agent
		Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 10, 2014	File No. 1-34258
10.3	Assumption Agreement dated June 17, 2014, executed by Weatherford Ireland, relating to the Credit Agreement dated October 15, 2010.	Exhibit 10.1 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.4	Assumption Agreement dated June 17, 2014, executed by Weatherford Ireland, relating to the 364-Day Term Loan Agreement dated April 10, 2014.	Exhibit 10.2 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.5	Deed Poll of Assumption, dated June 16, 2014, executed by Weatherford Ireland.	Exhibit 10.3 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.6	Weatherford International plc 2006 Omnibus Incentive Plan (as Amended and Restated).	Exhibit 10.4 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.7	Form of Restricted Share Unit Award Agreement pursuant to Weatherford International plc 2006 Omnibus Incentive Plan.	Exhibit 10.5 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.8	Weatherford International plc 2010 Omnibus Incentive Plan (as Amended and Restated).	Exhibit 10.6 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
10.9	Form of Restricted Share Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan.	Exhibit 10.7 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.10	Form of Performance Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan.	Exhibit 10.8 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.11	Form of Restricted Share Unit Award Agreement - U.K. pursuant to Weatherford International plc 2010 Omnibus Incentive Plan.	Exhibit 10.9 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.12	Third Amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan (as Amended on June 16, 2014).	Exhibit 10.1 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.13
Form of Deed of Indemnity of Weatherford Ireland, dated June 17, 2014, entered into by each director of Weatherford Ireland and each of the following executive officers of Weatherford Ireland: Bernard J. Duroc-Danner, Krishna Shivram, Dharmesh Mehta and Douglas M. Mills.
		Exhibit 10.11 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.14
Form of Deed of Indemnity of Weatherford Bermuda, dated June 17, 2014, entered into by each director of Weatherford Ireland and each of the following executive officers of Weatherford Ireland: Bernard J. Duroc-Danner, Krishna Shivram, Dharmesh Mehta and Douglas M. Mills.
		Exhibit 10.12 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.15
Form of Employment Agreement Assignment Letter entered into on June 16, 2014, by Weatherford Management Company Switzerland LLC, Weatherford Switzerland, Weatherford Ireland and the following executive officers of Weatherford Ireland: Bernard J. Duroc-Danner, Krishna Shivram, Dharmesh Mehta and Douglas M. Mills.
		Exhibit 10.13 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
10.16
Form of Secondment Letter, entered into on June 16, 2014, by Weatherford Switzerland, Weatherford U.S., L.P. and the following executive officers of Weatherford Ireland: Krishna Shivram, Dharmesh Mehta and Douglas M. Mills.
		Exhibit 10.14 of the Company's Current Report on Form 8-K filed June 17, 2014	File No. 1-36504
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following materials from Weatherford International plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) the unaudited Condensed Consolidated Balance Sheets, (2) the unaudited Condensed Consolidated Statements of Operations, (3) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the unaudited Condensed Consolidated Statements of Cash Flows, and (5) the related notes to the unaudited Condensed Consolidated Financial Statements.

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date: July 25, 2014	By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2014	By:	/s/ Krishna Shivram
Krishna Shivram
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)