Form 10-Q
period 2014-09-30
Weatherford International plc
filed 2014-10-24
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

N/A
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
As of October 13, 2014, there were 773,833,345 shares of Weatherford registered shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
(“Weatherford International plc”)
Form 10-Q for the Three and Nine Months Ended September 30, 2014

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2014	2013	2014	2013
Revenues:
Products	$1,552	$1,533	$4,488	$4,510
Services	2,325	2,287	6,696	7,015
Total Revenues	3,877	3,820	11,184	11,525

Costs and Expenses:
Cost of Products	1,260	1,158	3,425	3,372
Cost of Services	1,625	1,878	5,128	5,796
Research and Development	72	65	216	203
Selling, General and Administrative Attributable to Segments	418	404	1,228	1,211
Corporate General and Administrative	72	76	205	225
Long-Lived Assets Impairment	—	—	143	—
Goodwill Impairment	(4)	—	121	—
Restructuring Charges	154	—	283	—
U.S. Government Investigation Loss	—	—	—	153
Gain on Sale of Businesses, Net	(38)	—	(38)	(8)
Total Costs and Expenses	3,559	3,581	10,711	10,952

Operating Income	318	239	473	573

Other Income (Expense):
Interest Expense, Net	(122)	(129)	(376)	(388)
Devaluation of Venezuelan Bolivar	—	—	—	(100)
Other, Net	(9)	(30)	(37)	(61)

Income Before Income Taxes	187	80	60	24
Provision for Income Taxes	(98)	(49)	(136)	(74)
Net Income (Loss)	89	31	(76)	(50)
Net Income Attributable to Noncontrolling Interests	(12)	(9)	(33)	(24)
Net Income (Loss) Attributable to Weatherford	$77	$22	$(109)	$(74)

Income (Loss) Per Share Attributable to Weatherford:
Basic	$0.10	$0.03	$(0.14)	$(0.10)
Diluted	$0.10	$0.03	$(0.14)	$(0.10)

Weighted Average Shares Outstanding:
Basic	777	773	776	771
Diluted	784	779	776	771

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net Income (Loss)	$89	$31	$(76)	$(50)
Other Comprehensive Income (Loss), Net of Tax:
Currency Translation Adjustments	(207)	96	(243)	(227)
Defined Benefit Pension	—	—	—	1
Other Comprehensive Income (Loss)	(207)	96	(243)	(226)
Comprehensive Income (Loss)	(118)	127	(319)	(276)
Comprehensive Income Attributable to Noncontrolling Interests	(12)	(9)	(33)	(24)
Comprehensive Income (Loss) Attributable to Weatherford	$(130)	$118	$(352)	$(300)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and shares in millions, except par value)	2014	2013
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$582	$435
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $100 and $106	3,315	3,399
Inventories, Net	3,317	3,290
Deferred Tax Assets	291	297
Other Current Assets	1,182	1,052
Current Assets Held for Sale	240	1,311
Total Current Assets	8,927	9,784

Property, Plant and Equipment, Net of Accumulated Depreciation of $6,801 and $6,370	7,460	7,592
Goodwill	3,375	3,489
Other Intangible Assets, Net of Accumulated Amortization of $794 and $725	530	616
Equity Investments	266	296
Other Non-Current Assets	169	200
Total Assets	$20,727	$21,977

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,715	$1,653
Accounts Payable	1,784	1,956
Accrued Salaries and Benefits	442	472
Billings in Excess of Costs and Estimated Earnings	—	127
Income Taxes Payable	130	183
Other Current Liabilities	807	1,109
Current Liabilities Held for Sale	—	238
Total Current Liabilities	4,878	5,738

Long-term Debt	7,004	7,061
Other Non-Current Liabilities	903	975
Total Liabilities	12,785	13,774

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 774 shares at September 30, 2014 and Par Value 1.16 Swiss Francs; Authorized 840 shares, Conditionally Authorized 372 shares, Issued 840 shares, Outstanding 767 shares at December 31, 2013	1	775
Capital in Excess of Par Value	5,390	4,600
Retained Earnings	2,902	3,011
Accumulated Other Comprehensive Loss	(430)	(187)
Treasury Shares, 0 shares and 73 shares, at cost, at September 30, 2014 and December 31, 2013, respectively	—	(37)
Weatherford Shareholders’ Equity	7,863	8,162
Noncontrolling Interests	79	41
Total Shareholders’ Equity	7,942	8,203
Total Liabilities and Shareholders’ Equity	$20,727	$21,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Cash Flows From Operating Activities:
Net Loss	$(76)	$(50)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,033	1,039
U.S. Government Investigation Loss Contingency	—	153
Employee Share-Based Compensation Expense	44	45
Long-Lived Assets Impairment	143	—
Goodwill Impairment	121	—
Restructuring Charges	138	—
Deferred Income Tax Provision (Benefit)	31	(168)
Devaluation of Venezuelan Bolivar	—	100
Gain on Sale of Businesses, Net	(38)	(8)
Other, Net	(15)	(30)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	21	(308)
Inventories	(146)	3
Other Current Assets	(163)	69
Accounts Payable	(189)	90
Billings in Excess of Costs and Estimated Earnings	(127)	(164)
Other Current Liabilities	(315)	(227)
Other, Net	(83)	23
Net Cash Provided by Operating Activities	379	567

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,045)	(1,211)
Acquisitions of Businesses	17	(7)
Acquisition of Intellectual Property	(3)	(7)
Proceeds from Sale of Assets and Businesses, Net	781	74
Net Cash Used in Investing Activities	(250)	(1,151)

Cash Flows From Financing Activities:
Repayments of Long-term Debt, Net	(49)	(329)
Borrowings of Short-term Debt, Net	46	932
Excess Tax Benefits from Share-Based Compensation	1	—
Proceeds from Sale of Executive Deferred Compensation Plan Treasury Shares	22	—
Other Financing Activities, Net	(13)	1
Net Cash Provided by Financing Activities	7	604
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11	(4)

Net Increase in Cash and Cash Equivalents	147	16
Cash and Cash Equivalents at Beginning of Period	435	300
Cash and Cash Equivalents at End of Period	$582	$316

Supplemental Cash Flow Information:
Interest Paid	$436	$442
Income Taxes Paid, Net of Refunds	$291	$336

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited condensed consolidated financial statements of Weatherford International plc (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly our Condensed Consolidated Balance Sheet at September 30, 2014, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013. When referring to “Weatherford” and using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
On June 17, 2014, we completed the change in our place of incorporation from Switzerland to Ireland, whereby Weatherford International plc, a public limited company (“Weatherford Ireland”) became the new public holding company and the parent of the Weatherford group of companies (the “Merger”). The Merger was effected through an agreement between Weatherford International Ltd., a Swiss joint-stock corporation (“Weatherford Switzerland”) and Weatherford Ireland, dated as of April 2, 2014, pursuant to which each registered share of Weatherford Switzerland was exchanged for the allotment of one ordinary share of Weatherford Ireland. The authorized share capital of Weatherford Ireland includes 1.356 billion ordinary shares with a par value of $0.001 per share. Our ordinary shares are listed on the NYSE under the symbol “WFT,” the same symbol under which Weatherford Switzerland registered shares were previously listed.

Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K, as amended. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to uncollectible accounts receivable, lower of cost or market of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, foreign currency exchange rates, pension and post-retirement benefit plans, contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

In April 2014, we acquired, via a step acquisition, an additional 30% ownership interest in a joint venture in China. We paid $13 million for the incremental interest, thereby increasing our ownership interest from 45% to 75% and gaining control of the joint venture. As a result of this transaction, we adjusted our previously held equity investment to fair value, recognizing an approximate $16 million gain, and we applied the consolidation method of accounting, recognizing $6 million of goodwill and $30 million of cash. During the nine months ended September 30, 2013, we acquired other businesses for cash consideration of $7 million, net of cash acquired.

Divestitures and Assets Held for Sale

In July 2014, we completed the sale of our land drilling and workover rig operations in Russia and Venezuela for proceeds totaling $499 million plus estimated working capital of $10 million. As a result of our commitment to sell, we recorded a $143 million long-lived assets impairment loss and a $121 million goodwill impairment loss in the second quarter of 2014. Of the $121 million goodwill impairment loss, $95 million pertained to goodwill attributable to our divested land drilling and workover rig operations in Russia. See Note 6 – Goodwill for additional information regarding the goodwill impairment. Following the previous recorded impairments, and upon closing the transaction in July 2014, we recognized a loss of approximately $10 million, however, the final proceeds and loss recognition are subject to settlement of working capital adjustments.

In September 2014, we completed the sale of our pipeline and specialty services business for proceeds totaling $246 million. We recognized a gain of approximately $50 million resulting from this transaction. The final proceeds and gain recognition are subject to settlement of working capital adjustments.

Our land drilling and workover rig operations in Russia and Venezuela, pipeline and specialty services business and well testing business were classified as held for sale at December 31, 2013. As indicated above, in the third quarter of 2014, we completed the sale of land drilling and workover rig operations in Russia and Venezuela and pipeline and specialty services business. As of September 30, 2014, only our well testing business was classified as held for sale.

As of September 30, 2014 and December 31, 2013, the assets and liabilities held for sale in connection with our planned divestitures are listed in the table below.

(Dollars in millions)	September 30, 2014	December 31, 2013
Accounts Receivables, net	$—	$196
Inventories, net	20	81
Other Current Assets	—	25
Property, Plant, and Equipment, Net	149	776
Goodwill	71	220
Other Intangible Assets, Net	—	10
Other Assets	—	3
Total Current Assets Held for Sale	$240	$1,311

Accounts Payable	$—	$135
Accrued Expenses and Other Liabilities	—	103
Total Current Liabilities Held for Sale	$—	$238

During the nine months ended September 30, 2013, we completed the sale of our industrial screen business for proceeds totaling $135 million. Proceeds consisted of $100 million in cash and a $35 million receivable, which was subsequently collected. Through our industrial screen operations, we delivered screen technologies used in numerous industries and, as a result, the screen business was not closely aligned with our goals as a leading provider of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. In the nine months ended September 30, 2013, we recognized gains of $8 million resulting from the industrial screen transactions.

On October 7, 2013, we closed the sale of our 38.5% equity interest in Borets International Limited ("Borets") for $400 million pursuant to an agreement executed August 21, 2013. Borets is an electric submersible pump manufacturer that operates in Russia. The $400 million in consideration consists of $370 million in cash and a three-year $30 million promissory note. At closing we collected $325 million in cash and the remaining cash consideration was collected in November 2013.

3. Restructuring Charges

In the first quarter of 2014, we announced a cost reduction plan (“the Plan”), which includes a worldwide workforce reduction and other cost reduction measures. In connection with the Plan, we recognized restructuring charges of $154 million and $283 million in the three and nine months ended September 30, 2014, respectively.

In the three and nine months ended September 30, 2014, our restructuring charges include one-time termination (severance) benefits of $21 million and $119 million, respectively, asset impairment charges of $117 million and $138 million, respectively, and other restructuring charges of $16 million and $26 million, respectively. Other restructuring charges include contract termination costs, relocation and other associated costs.

The impairments recognized in the third quarter primarily pertain to operations in our MENA region, where geopolitical issues and recent disruptions in North Africa, primarily Libya, resulted in the decisions in the third quarter to exit product lines in selected markets. The Plan activities resulted in $93 million of cash payments during the nine months ended September 30, 2014.

As of September 30, 2014, we completed our planned headcount reductions and closures of underperforming operating locations. The following tables present the components of the restructuring charges by segment.

	Three Months Ended September 30, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance, asset impairment and other restructuring charges	$15	$116	$10	$13	$—	$154

	Nine Months Ended September 30, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance, asset impairment and other restructuring charges	$44	$135	$37	$37	$30	$283

Total severance, asset impairment and other restructuring charges for the nine months ended September 30, 2014 of $283 million includes $138 million in asset impairments and $145 million of severance and other restructuring charges.

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of the Plan that will be paid pursuant to the respective arrangements and statutory requirements.

	At September 30, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance and other restructuring liability	$1	$16	$16	$—	$13	$46
The following table presents the restructuring accrual activity for the nine months ended September 30, 2014.

		Nine Months Ended September 30, 2014
(Dollars in millions)	Accrued Balance at December 31, 2013	Charges	Cash Payments	Other	Accrued Balance at September 30, 2014
Severance charges	$—	$119	$(81)	$(6)	$32
Other restructuring charges	—	26	(12)	—	14
Severance and other restructuring liability	$—	$145	$(93)	$(6)	$46

4.  Accounts Receivable Factoring

At our option, based on current agreements, we may participate in a factoring program to sell accounts receivable in Mexico to third party financial institutions. We did not sell any accounts receivable during the nine months ended September 30, 2014. In the nine months ended September 30, 2013, we sold approximately $139 million of accounts receivable. We received cash totaling $132 million and ultimately collected amounts that resulted in a loss of approximately $2 million on these sales. Our factoring transactions in the nine months ended September 30, 2013 qualified for sale accounting under U.S. GAAP and the proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.

5.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	September 30, 2014	December 31, 2013
Raw materials, components and supplies	$204	$386
Work in process	161	130
Finished goods	2,952	2,774
	$3,317	$3,290

6.  Goodwill

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist.

During the second quarter of 2014, we engaged in negotiation to sell our land drilling and workover rig operations in Russia and Venezuela and we subsequently entered into an agreement to sell this business in July 2014. During this timeframe we expected the sale would significantly impact the revenues and results of operations of our Russia reporting unit, and consequently, we considered the associated circumstances to assess whether an event or change had occurred that, more likely than not, reduced the fair value of our reporting units below their carrying amount. We concluded that the planned sale represented an indicator of impairment and we prepared the analysis necessary to identify the potential impairment and recognize any necessary impairment loss. The analysis indicated that the goodwill for the Russia reporting unit was impaired and during the nine months ended September 30, 2014 we recognized a goodwill impairment loss of $121 million, $95 million of which pertained to goodwill classified in current assets held for sale. See Note 2 – Business Combinations and Divestitures for additional information regarding the non-cash impairment charges to our current assets held for sale.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2014 were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
Balance at December 31, 2013 - as Reported	$2,243	$209	$912	$345	$3,709
Reclassification to current assets held for sale	(46)	(8)	(142)	(24)	(220)
Balance at December 31, 2013 - as Adjusted	2,197	201	770	321	3,489
Impairment	—	—	(26)	—	(26)
Acquisitions	—	6	—	—	6
Purchase price and other adjustments	1	—	7	(14)	(6)
Foreign currency translation adjustments	(42)	(1)	(41)	(4)	(88)
Balance at September 30, 2014	$2,156	$206	$710	$303	$3,375

7.  Short-term Borrowings and Current Portion of Long-term Debt

(Dollars in millions)	September 30, 2014	December 31, 2013
Commercial paper program	$971	$292
Revolving credit facility	—	772
364-day term loan facility	400	300
Other short-term bank loans	272	216
Total short-term borrowings	1,643	1,580
Current portion of long-term debt	72	73
Short-term borrowings and current portion of long-term debt	$1,715	$1,653

Revolving Credit Facility

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at September 30, 2014. At September 30, 2014, there were $32 million in outstanding letters of credit under the Credit Agreement.

364-Day Term Loan Facility

We also have a $400 million, 364-day term loan facility with a syndicate of banks that matures on April 9, 2015. Proceeds from the 364-day term loan facility were used to refinance our previous 364-day term loan facility. The facility has substantially similar terms and conditions to our previously existing $300 million, 364-day term loan facility and also includes the same debt-to-capitalization requirement that is contained in our Credit Agreement, with which we are in compliance. As of September 30, 2014, this facility was fully drawn.

Other Short-Term Borrowings

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted and letter of credit facilities. At September 30, 2014, we had $272 million in short-term borrowings under these arrangements including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016, with a Libor-based interest rate of 1.35% as of September 30, 2014. In addition, we had $584 million of letters of credit under various uncommitted facilities and $277 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at September 30, 2014.

The carrying value of our short-term borrowings approximates their fair value as of September 30, 2014. The current portion of long-term debt at September 30, 2014 is primarily related to our capital leases.

8.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Other than the derivative instruments discussed in Note 9 – Derivative Instruments, we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

Fair Value of Other Financial Instruments

Our other financial instruments include short-term borrowings and long-term debt. The carrying value of our commercial paper and other short-term borrowings approximates their fair value due to the short-term duration of the associated interest rate periods. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is a measure of its current value under present market conditions and is established based on observable inputs in less active markets.

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	September 30, 2014	December 31, 2013
Fair value	$7,885	$7,580
Carrying value	6,800	6,805

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

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of September 30, 2014, we had net unamortized gains of $35 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At September 30, 2014 and December 31, 2013, we had outstanding foreign currency forward contracts with notional amounts aggregating $927 million and $635 million, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and, thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At September 30, 2014 and December 31, 2013, we had swaps with notional amounts outstanding of $168 million for both periods. These derivative instruments for foreign currency forward contracts and cross-currency swaps were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

The total estimated fair values of these foreign currency forward contracts and amounts receivable or owed associated with closed foreign currency contracts and the total estimated fair values of our cross-currency contracts are as follows:

(Dollars in millions)	September 30, 2014	December 31, 2013	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$5	$5	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(15)	(6)	Other Current Liabilities
Cross-currency swap contracts	(13)	(21)	Other Liabilities

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Condensed Consolidated Statements of Operations was as follows:

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In millions)	2014	2013	2014	2013	Classification
Derivatives designated as fair value hedges:
Interest rate swaps	$3	$3	$7	$8	Interest Expense, Net

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(5)	(15)	(12)	(1)	Other, Net
Cross-currency swap contracts	6	(4)	7	6	Other, Net

10. Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change affecting the tax expense for both successive interim results as well as the annual tax results. For the three and nine months ended September 30, 2014, we had a tax provision of $98 million and $136 million on an income before income taxes of $187 million and $60 million. Our results for the three months ended September 30, 2014 were impacted by discrete income before tax items, including restructuring charges of approximately $154 million, with no significant tax benefit. Our results for the nine months ended September 30, 2014, includes a $143 million impairment loss ($121 million, net of tax) to record the land drilling and workover rig operations in Russia and Venezuela at fair value and a $121 million impairment charge to goodwill triggered by the sale of our land drilling and workover rig operations in Russia, which was non-deductible for income tax purposes. Our results for the nine months ended September 30, 2014 were also impacted by other discrete income before tax items, including restructuring charges of $283 million and project losses of $50 million, with no significant tax benefit.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions by approximately $25 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the three and nine months ended September 30, 2013, we had a tax provision of $49 million and $74 million on an income before income taxes of $80 million and $24 million. Our income before income taxes for the nine months ended September 30, 2013 includes a $153 million charge for the settlement of the United Nations oil-for-food program governing sales of goods into Iraq and Foreign Corrupt Practices Act (“FCPA”) matters with no tax benefit. Our tax provision for the three months ended September 30, 2013 includes discrete tax benefits primarily due to audit closures and tax planning activities, which decreased our effective tax rate for the period. Our provision for the nine months ended September 30, 2013, in addition to items above, also includes discrete tax benefits due to the devaluation of the Venezuelan bolivar, return-to-accrual adjustments, decreases in reserves for uncertain tax positions due to statute of limitation expiration and the enactment of the American Taxpayer Relief Act, which decreased our effective tax rate for the period.

11.  Shareholders’ Equity

On June 17, 2014, we completed the change in our place of incorporation from Switzerland to Ireland, whereby Weatherford Ireland became the new public holding company and the parent of the Weatherford group of companies, pursuant to which each registered share of Weatherford Switzerland was exchanged as consideration for the allotment of one ordinary share of Weatherford Ireland (excluding shares held by, or for the benefit of, Weatherford Switzerland or any of its subsidiaries). The Weatherford Switzerland shares were then cancelled. The authorized share capital of Weatherford Ireland is 1.356 billion ordinary shares with a par value of $0.001 per share. The change from our previous par value resulted in a $778 million decrease in the Par Value of Issued Shares and a corresponding increase in Capital In Excess of Par. In conjunction with the redomestication, the shares held by our executive deferred compensation plan were sold and the remaining treasury shares were cancelled. As of September 30, 2014, 774 million ordinary shares were issued and outstanding.

The following summarizes our shareholders’ equity activity for the nine months ended September 30, 2014 and 2013:

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2012	$775	$4,674	$3,356	$163	$(182)	$32	$8,818
Net Income (Loss)	—	—	(74)	—	—	24	(50)
Other Comprehensive Loss	—	—	—	(226)	—	—	(226)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(19)	(19)
Equity Awards Granted, Vested and Exercised	—	(51)	—	—	109	—	58
Other	—	(4)	—	—	—	4	—
Balance at September 30, 2013	$775	$4,619	$3,282	$(63)	$(73)	$41	$8,581

Balance at December 31, 2013	$775	$4,600	$3,011	$(187)	$(37)	$41	$8,203
Net Income (Loss)	—	—	(109)	—	—	33	(76)
Other Comprehensive Loss	—	—	—	(243)	—	—	(243)
Consolidation of Joint Venture	—	—	—	—	—	27	27
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(22)	(22)
Change in Common Shares, Treasury Shares and Paid in Capital Associated with Redomestication	(778)	750	—	—	39	—	11
Equity Awards Granted, Vested and Exercised	4	40	—	—	(2)	—	42
Other	—	—	—	—	—	—	—
Balance at September 30, 2014	$1	$5,390	$2,902	$(430)	$—	$79	$7,942

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2014 and 2013:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2012	213	(40)	(10)	163

Other comprehensive loss before reclassifications	(190)	—	—	(190)
Reclassifications	(37)	1	—	(36)
Net activity	(227)	1	—	(226)

Balance at September 30, 2013	$(14)	$(39)	$(10)	$(63)

Balance at December 31, 2013	$(140)	$(38)	$(9)	$(187)

Other comprehensive loss before reclassifications	(333)	—	—	(333)
Reclassifications	90	—	—	90
Net activity	(243)	—	—	(243)

Balance at September 30, 2014	$(383)	$(38)	$(9)	$(430)

The reclassification from the currency translation adjustment component of other comprehensive income includes $90 million for the nine months ended September 30, 2014 from the sale of our land drilling and workover rig operations in Russia and Venezuela and pipeline and specialty services business and $30 million for the nine months ended September 30, 2013 from the sale of our industrial screen business. This amount were recognized in the “Gain on Sale of Businesses” line in our Condensed Consolidated Statement of Operations for both the nine months ended September 30, 2014 and 2013.

12.  Earnings per Share

Basic earnings per share for all periods presented equals net income divided by the weighted average number of shares outstanding during the period including participating securities. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares and performance units.

The following reconciles basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2014	2013	2014	2013
Basic weighted average shares outstanding	777	773	776	771
Dilutive effect of:
Stock options, restricted shares and performance units	7	6	—	—
Diluted weighted average shares outstanding	784	779	776	771

Our diluted weighted average shares outstanding for the three and nine months ended September 30, 2014 and 2013, exclude potential shares that are anti-dilutive, such as options where the exercise price exceeds the current market price of our stock. Diluted weighted average shares outstanding for the nine months ended September 30, 2014 and 2013 exclude potential shares for stock options, restricted shares and performance units outstanding as we have net losses for that period and their inclusion would have been anti-dilutive.

The following table discloses the number of anti-dilutive shares excluded:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2014	2013	2014	2013
Anti-dilutive potential shares	—	2	1	2
Anti-dilutive potential shares due to net loss	—	—	6	5

13. Share-Based Compensation

We recognized the following employee share-based compensation expense during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Share-based compensation	$13	$18	$44	$45
Related tax benefit	3	5	9	9

During the nine months ended September 30, 2014, we granted approximately 800,000 performance units, which will vest with continued employment, if the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $14.31 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a risk-free rate of 0.34%, volatility of 33.53% and a zero dividend yield. As of September 30, 2014, there was $14 million of unrecognized compensation related to our performance units. This cost is expected to be recognized over a weighted average period of 2 years.

During the nine months ended September 30, 2014, we also granted 2.9 million restricted share awards at a weighted average grant date fair value of $19.27 per share. As of September 30, 2014, there was $81 million of unrecognized compensation related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of 2 years.

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

	Three Months Ended September 30, 2014
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$1,814	$286	$108
MENA/Asia Pacific (a)	808	61	98
Europe/SSA/Russia	644	139	54
Latin America	611	89	61
	3,877	575	321
Corporate and Research and Development		(117)	6
Goodwill Impairment		4
Restructuring Charges (b)		(154)
Gain on Sale of Business		38
Other Items (c)		(28)
Total	$3,877	$318	$327

	Three Months Ended September 30, 2013
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$1,597	$215	$108
MENA/Asia Pacific	819	(38)	101
Europe/SSA/Russia	691	103	69
Latin America	713	115	71
	3,820	395	349
Corporate and Research and Development		(110)	3
Other Items (d)		(46)
Total	$3,820	$239	$352

(a)
During the three months ended September 30, 2014, we recognized estimated project losses of $10 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. As of September 30, 2014, our project estimates include $27 million of claims revenue and $35 million of back charges. Claims revenue of $6 million was recognized during three months ended September 30, 2014.

(b)
For the three months ended September 30, 2014, we recognized restructuring charges of $154 million: $15 million in North America, $116 million in MENA/Asia Pacific, $10 million in Europe/SSA/Russia, and $13 million in Latin America.

(c)
The three months ended September 30, 2014 includes professional fees of $24 million related to the divestiture of our non-core businesses, restatement related litigation and the settlement of the U.S. government investigations and other charges of $4 million.

(d)
The three months ended September 30, 2013 includes severance, exit and other charges of $38 million (which includes $20 million of severance and $18 million in legal, professional and other fees incurred primarily in conjunction with our prior investigations) and income tax restatement and material weakness remediation expense of $8 million.

	Nine Months Ended September 30, 2014
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$5,083	$722	$322
MENA/Asia Pacific (a)	2,343	121	303
Europe/SSA/Russia	2,058	317	202
Latin America	1,700	247	189
	11,184	1,407	1,016
Corporate and Research and Development		(353)	17
Long-Lived Assets Impairment		(143)
Goodwill Impairment		(121)
Restructuring Charges (b)		(283)
Gain on Sale of Business		38
Other Items (c)		(72)
Total	$11,184	$473	$1,033

	Nine Months Ended September 30, 2013
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$4,818	$606	$318
MENA/Asia Pacific	2,523	49	292
Europe/SSA/Russia	2,005	251	208
Latin America	2,179	303	207
	11,525	1,209	1,025
Corporate and Research and Development		(345)	14
U.S. Government Investigation Loss		(153)
Gain on Sale of Businesses		8
Other Items (d)		(146)
Total	$11,525	$573	$1,039

(a)
During the nine months ended September 30, 2014, we recognized estimated project losses of $38 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these projects were $345 million at September 30, 2014. As of September 30, 2014, our project estimates include $27 million of claims revenue and $35 million of back charges.

(b)
For the nine months ended September 30, 2014, we recognized restructuring charges of $283 million: $44 million in North America, $135 million in MENA/Asia Pacific, $37 million in Europe/SSA/Russia, $37 million in Latin America and $30 million in Corporate and Research and Development.

(c)
The nine months ended September 30, 2014 includes professional fees of $64 million related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations, and our 2014 redomestication from Switzerland to Ireland and other charges of $8 million.

(d)
The nine months ended September 30, 2013 includes severance, exit and other charges of $111 million (which includes $64 million of severance and $47 million in legal, professional and other fees incurred primarily in conjunction with our prior investigations) and income tax restatement and material weakness remediation expenses of $35 million.

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

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, FCPA and trade sanctions related to the U.S. government investigations disclosed above and in our SEC filings since 2007. Those shareholder derivative cases, captioned Neff v. Brady, et al., No. 201040764, Rosner v. Brady, et al., No. 201047343, and Hess v. Duroc-Danner, et al., No. 201040765, were filed in Harris County, Texas state court and consolidated (collectively referred to as the “Neff Case”). In 2014, one of the three cases, Hess v. Duroc-Danner, et al., No. 201040765, was voluntarily dismissed from the Neff Case. Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 2014-20933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss the consolidated action is pending.

In March 2011, a shareholder derivative action, Iron Workers Mid-South Pension Fund v. Duroc-Danner, et al., No. 201119822, was filed in Harris County, Texas, civil court, purportedly on behalf of the Company, against certain current and former officers and directors, alleging breaches of duty related to the material weakness and restatement announcements. In February 2012, a second substantially similar shareholder derivative action, Wandel v. Duroc-Danner, et al., No. 1:12-cv-01305-LAK (SDNY), was filed in federal court in the Southern District of New York. In March 2012, a purported securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (SDNY) was filed in the Southern District of New York against us and certain current and former officers. That case alleges violation of the federal securities laws related to the restatement of our historical financial statements announced on February 21, 2012, and later added claims related to the announcement of a subsequent restatement on July 24, 2012.

We cannot predict the outcome of these cases including the amount of any possible loss. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material.

In March 2011, a purported shareholder class action captioned Dobina v. Weatherford International Ltd., et al., No. 1:11-cv-01646-LAK (SDNY), was filed in the U.S. District Court for the Southern District of New York, following our announcement on March 1, 2011 of a material weakness in our internal controls over financial reporting for income taxes, and restatement of our historical financial statements (the “2011 Class Action”). The lawsuit alleged violation of the federal securities laws by us and certain current and former officers. During the three months ended December 31, 2013, we entered into negotiations to settle the 2011 Class Action. As a result of these negotiations, settlement became probable and a settlement agreement was signed on January 29, 2014. The settlement agreement was submitted to the court for approval and notice to the class. A final fairness hearing on the motion for approval of the settlement was held on September 15, 2014. That motion is pending. The settlement agreement required payments totaling approximately $53 million which was entirely funded by our insurers.

Other Disputes

A former Senior Vice President and General Counsel (the “Executive”) left the Company in June 2009. The Executive had employment agreements that terminated upon his departure. Since that time there has been a dispute between the Executive and the Company as to the amount of compensation we are obligated to pay under the employment agreements. In the third quarter we reached a settlement with the executive and recognized an immaterial additional accrual.

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

16. New Accounting Pronouncements

In June 2014, the FASB issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance applies to share-based employee compensation awards that include a performance target that affects vesting when the performance target can be achieved after the requisite service period. These targets are to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. This guidance is effective beginning with the first quarter of 2016 and early adoption is permitted. We currently do not expect the impact of our pending adoption of this guidance to have a material effect on our consolidated financial statements or disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to change the criteria for recognition of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, an entity should apply the following five steps: (1) Identify contracts with customers, (2) Identify the performance obligations in the contracts, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligation in the contract, and (5) Recognize revenue as the entity satisfies performance obligations. This guidance is effective beginning with the first quarter of 2017 and early adoption is not permitted. We are currently evaluating what impact the adoption of this guidance would have on our financial position, results of operations, cash flows or disclosures.

In April 2014, the FASB issued guidance intended to change the criteria for reporting discontinued operations while enhancing disclosures for discontinued operations. Under the guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. The guidance also requires expanded disclosures about discontinued operations intended to provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Finally, the guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance is effective beginning with the first quarter of 2015 and early adoption is permissible. We elected to early adopt this guidance in three months ended June 2014 and, as required, we have prospectively assessed our assets held for sale in accordance with this guidance. Upon adoption, we recognized no significant impact on our financial position, results of operations or cash flows.

17. Condensed Consolidating Financial Statements

Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, and the ultimate parent of the Weatherford group guarantees certain obligations of Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2014 and December 31, 2013: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2014 and December 31, 2013: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In 2013, we entered into a 364-day term loan facility, which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of December 31, 2013. In 2014, we refinanced the 364-day term loan facility with a new 364-day term loan facility, which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of September 30, 2014.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended September 30, 2014
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$3,877	$—	$3,877
Costs and Expenses	(6)	—	—	(3,553)	—	(3,559)
Operating Income (Loss)	(6)	—	—	324	—	318

Other Income (Expense):
Interest Expense, Net	—	(106)	(14)	(2)	—	(122)
Intercompany Charges, Net	(31)	5	(28)	54	—	—
Equity in Subsidiary Income	112	242	429	(1)	(782)	—
Other, Net	1	15	—	(25)	—	(9)
Income (Loss) Before Income Taxes	76	156	387	350	(782)	187
(Provision) Benefit for Income Taxes	1	—	15	(114)	—	(98)
Net Income (Loss)	77	156	402	236	(782)	89
Noncontrolling Interests	—	—	—	(12)	—	(12)
Net Income (Loss) Attributable to Weatherford	$77	$156	$402	$224	$(782)	$77
Comprehensive Income (Loss) Attributable to Weatherford	$(130)	$175	$450	$161	$(786)	$(130)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended September 30, 2013
(Unaudited)

(Dollars in millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$3,820	$—	$3,820
Costs and Expenses	(6)	—	(1)	(3,574)	—	(3,581)
Operating Income (Loss)	(6)	—	(1)	246	—	239

Other Income (Expense):
Interest Expense, Net	—	(108)	(15)	(6)	—	(129)
Intercompany Charges, Net	(2)	12	(85)	75	—	—
Equity in Subsidiary Income	31	35	62	—	(128)	—
Other, Net	(1)	(26)	—	(3)	—	(30)
Income (Loss) Before Income Taxes	22	(87)	(39)	312	(128)	80
(Provision) Benefit for Income Taxes	—	—	35	(84)	—	(49)
Net Income (Loss)	22	(87)	(4)	228	(128)	31
Noncontrolling Interests	—	—	—	(9)	—	(9)
Net Income (Loss) Attributable to Weatherford	$22	$(87)	$(4)	$219	$(128)	$22
Comprehensive Income (Loss) Attributable to Weatherford	$118	$(10)	$73	$314	$(377)	$118

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Nine Months Ended September 30, 2014
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$11,184	$—	$11,184
Costs and Expenses	(34)	(1)	(1)	(10,675)	—	(10,711)
Operating Income (Loss)	(34)	(1)	(1)	509	—	473

Other Income (Expense):
Interest Expense, Net	—	(317)	(43)	(16)	—	(376)
Intercompany Charges, Net	(43)	7,331	(105)	(9,003)	1,820	—
Equity in Subsidiary Income	(32)	130	265	(1)	(362)	—
Other, Net	—	—	(1)	(36)	—	(37)
Income (Loss) Before Income Taxes	(109)	7,143	115	(8,547)	1,458	60
(Provision) Benefit for Income Taxes	—	—	52	(188)	—	(136)
Net Income (Loss)	(109)	7,143	167	(8,735)	1,458	(76)
Noncontrolling Interests	—	—	—	(33)	—	(33)
Net Income (Loss) Attributable to Weatherford	$(109)	$7,143	$167	$(8,768)	$1,458	$(109)
Comprehensive Income (Loss) Attributable to Weatherford	$(352)	$7,162	$215	$(8,831)	$1,454	$(352)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Nine Months Ended September 30, 2013
(Unaudited)

(Dollars in millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$11,525	$—	$11,525
Costs and Expenses	(24)	(122)	(2)	(10,804)	—	(10,952)
Operating Income (Loss)	(24)	(122)	(2)	721	—	573

Other Income (Expense):
Interest Expense, Net	—	(326)	(46)	(16)	—	(388)
Intercompany Charges, Net	(27)	25	(164)	166	—	—
Equity in Subsidiary Income	(23)	213	293	—	(483)	—
Other, Net	—	(16)	(1)	(144)	—	(161)
Income (Loss) Before Income Taxes	(74)	(226)	80	727	(483)	24
(Provision) Benefit for Income Taxes	—	—	74	(148)	—	(74)
Net Income (Loss)	(74)	(226)	154	579	(483)	(50)
Noncontrolling Interests	—	—	—	(24)	—	(24)
Net Income (Loss) Attributable to Weatherford	$(74)	$(226)	$154	$555	$(483)	$(74)
Comprehensive Income (Loss) Attributable to Weatherford	$(300)	$(406)	$38	$328	$40	$(300)

Condensed Consolidating Balance Sheet
September 30, 2014
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$3	$22	$557	$—	$582
Other Current Assets	4	5	453	8,329	(446)	8,345
Total Current Assets	4	8	475	8,886	(446)	8,927

Equity Investments in Affiliates	9,493	11,082	8,329	5,281	(34,185)	—
Intercompany Receivables, Net	—	—	—	7,183	(7,183)	—
Other Assets	5	37	17	11,741	—	11,800
Total Assets	$9,502	$11,127	$8,821	$33,091	$(41,814)	$20,727

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,585	$22	$108	$—	$1,715
Accounts Payable and Other Current Liabilities	19	70	—	3,520	(446)	3,163
Total Current Liabilities	19	1,655	22	3,628	(446)	4,878

Long-term Debt	—	5,888	970	145	1	7,004
Intercompany Payables, Net	1,607	5,133	443	—	(7,183)	—
Other Long-term Liabilities	13	89	8	793	—	903
Total Liabilities	1,639	12,765	1,443	4,566	(7,628)	12,785

Weatherford Shareholders’ Equity	7,863	(1,638)	7,378	28,446	(34,186)	7,863
Noncontrolling Interests	—	—	—	79	—	79
Total Liabilities and Shareholders’ Equity	$9,502	$11,127	$8,821	$33,091	$(41,814)	$20,727

Condensed Consolidating Balance Sheet
December 31, 2013

(Dollars in millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$435	$—	$435
Other Current Assets	57	5	415	9,280	(408)	9,349
Total Current Assets	57	5	415	9,715	(408)	9,784

Equity Investments in Affiliates	8,663	11,742	8,065	6,466	(34,936)	—
Equity Held in Parent	—	—	10	27	(37)	—
Intercompany Receivables, Net	—	—	—	7,304	(7,304)	—
Other Assets	7	41	17	12,128	—	12,193
Total Assets	$8,727	$11,788	$8,507	$35,640	$(42,685)	$21,977

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,445	$23	$185	$—	$1,653
Accounts Payable and Other Current Liabilities	312	129	—	4,052	(408)	4,085
Total Current Liabilities	312	1,574	23	4,237	(408)	5,738

Long-term Debt	—	5,891	986	184	—	7,061
Intercompany Payables, Net	243	6,755	306	—	(7,304)	—
Other Long-term Liabilities	10	97	2	866	—	975
Total Liabilities	565	14,317	1,317	5,287	(7,712)	13,774

Weatherford Shareholders’ Equity	8,162	(2,529)	7,190	30,312	(34,973)	8,162
Noncontrolling Interests	—	—	—	41	—	41
Total Liabilities and Shareholders’ Equity	$8,727	$11,788	$8,507	$35,640	$(42,685)	$21,977

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(109)	$7,143	$167	$(8,735)	$1,458	$(76)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	43	(7,331)	105	9,003	(1,820)	—
Equity in (Earnings) Loss of Affiliates	32	(130)	(265)	1	362	—
Deferred Income Tax Provision (Benefit)	—	—	—	31	—	31
Other Adjustments	3	(65)	23	463	—	424
Net Cash Provided (Used) by Operating Activities	(31)	(383)	30	763	—	379
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,045)	—	(1,045)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	17	—	17
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	781	—	781
Capital Contribution to Subsidiary	—	—	—	—	—	—
Net Cash Provided (Used) by Investing Activities	—	—	—	(250)	—	(250)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	140	—	(94)	—	46
Borrowings (Repayments) Long-term Debt, Net	—	—	(16)	(33)	—	(49)
Borrowings (Repayments) Between Subsidiaries, Net	31	246	8	(285)	—	—
Proceeds from Sale of EDC Treasury Shares	—	—	—	22	—	22
Other, Net	—	—	—	(12)	—	(12)
Net Cash Provided (Used) by Financing Activities	31	386	(8)	(402)	—	7
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	11	—	11
Net Increase in Cash and Cash Equivalents	—	3	22	122	—	147
Cash and Cash Equivalents at Beginning of Period	—	—	—	435	—	435
Cash and Cash Equivalents at End of Period	$—	$3	$22	$557	$—	$582

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(Unaudited)

(Dollars in millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(74)	$(226)	$154	$579	$(483)	$(50)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	27	(25)	164	(166)	—	—
Equity in (Earnings) Loss of Affiliates	23	(213)	(293)	—	483	—
Deferred Income Tax Provision (Benefit)	—	—	—	(168)	—	(168)
Other Adjustments	208	625	34	(82)	—	785
Net Cash Provided (Used) by Operating Activities	184	161	59	163	—	567
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,211)	—	(1,211)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(7)	—	(7)
Acquisition of Intellectual Property	—	—	—	(7)	—	(7)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	74	—	74
Capital Contribution to Subsidiary	(129)	—	—	—	129	—
Net Cash Provided (Used) by Investing Activities	(129)	—	—	(1,151)	129	(1,151)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	905	(4)	31	—	932
Borrowings (Repayments) Long-term Debt, Net	—	(294)	(18)	(17)	—	(329)
Borrowings (Repayments) Between Subsidiaries, Net	(54)	(769)	(37)	860	—	—
Proceeds from Capital Contributions	—	—	—	129	(129)	—
Other, Net	—	—	—	1	—	1
Net Cash Provided (Used) by Financing Activities	(54)	(158)	(59)	1,004	(129)	604
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(4)	—	(4)
Net Increase in Cash and Cash Equivalents	1	3	—	12	—	16
Cash and Cash Equivalents at Beginning of Period	—	—	—	300	—	300
Cash and Cash Equivalents at End of Period	$1	$3	$—	$312	$—	$316

18. Subsequent Events

On October 23, 2014, the shareholders of Proserv Group Inc.(“Proserv”) signed a definitive agreement to sell their shares. In conjunction with this agreement, Weatherford, a minority shareholder of Proserv, agreed to sell its equity investment with a current book value of approximately $180 million as of September 30, 2014. The transaction is subject to certain regulatory approvals and is expected to close by the end of 2014. Upon closing, we anticipate recognizing a gain on this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive overview that provides a general description of our Company, a synopsis of industry market trends, insight into our perspective of the opportunities and challenges we face and our outlook for the remainder of 2014. Next, we analyze the results of our operations for the three and nine months ended September 30, 2014 and 2013, including the trends in our business and review our liquidity and capital resources. We conclude with an overview of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements. The “Company,” “we,” “us” and “our” refer to Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis, or prior to June 17, 2014, to our predecessor, Weatherford International Ltd. (“Weatherford Switzerland”), a Swiss joint-stock corporation and its subsidiaries on a consolidated basis.

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

•
Completion and Production service lines include Artificial Lift Systems, Stimulation and Chemicals, and Completion Systems and Pipeline and Specialty Services. In September 2014, we completed the sale of our pipeline and specialty services business, see detailed discussion below.

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

Redomestication to Ireland

On June 17, 2014, we completed the change in our place of incorporation from Switzerland to Ireland, whereby Weatherford Ireland became the new public holding company and the parent of the Weatherford group of companies (the “Merger”). In connection with the Merger each registered share of Weatherford Switzerland was exchanged for the allotment of one ordinary share of Weatherford Ireland. The authorized share capital of Weatherford Ireland includes 1.356 billion ordinary shares with a par value of $0.001 per share. Our ordinary shares are listed on the NYSE under the symbol “WFT,” and our ordinary shares are no longer listed on the SIX Swiss Exchange or the NYSE Euronext-Paris and we do not plan to list on the Irish Stock Exchange.

Disposition of our Land Drilling and Workover Rig Operations in Russia and Venezuela and our Pipeline and Specialty Services Business

In July 2014, we completed the sale of our land drilling and workover rig operations in Russia and Venezuela for proceeds totaling $499 million plus estimated working capital of $10 million. As a result of our commitment to sell, we recorded a $143 million long-lived assets impairment loss and a $121 million goodwill impairment loss in the second quarter of 2014. Of the $121 million goodwill impairment loss, $95 million pertained to goodwill attributable to our divested land drilling and workover rig operations in Russia. See Note 6 – Goodwill for additional information regarding the goodwill impairment. Following the previous recorded impairments, and upon closing the transaction in July 2014, we recognized a loss of approximately $10 million, however, the final proceeds and loss recognition are subject to settlement of working capital adjustments.

In September 2014, we completed the sale of our pipeline and specialty services business for proceeds totaling $246 million. We recognized a gain of approximately $50 million resulting from this transaction. The final proceeds and gain recognition are subject to settlement of working capital adjustments.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
September 30, 2014	91.16	4.12	2,302	1,348
December 31, 2013	98.42	4.19	2,129	1,320
September 30, 2013	101.90	3.56	2,132	1,285

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil of the date indicated at Cushing Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count for the period indicated – Source: Baker Hughes Rig Count

Oil prices increased during the first nine months of 2014, ranging from a high of $106.83 per barrel in late June to a low of $90.34 per barrel in late September. Natural gas ranged from a high of $5.47 MM/BTU in late January to a low of $3.77 MM/BTU in late July. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

Outlook

In the remainder of 2014 we will continue to focus on growing our core businesses, making our cost base more efficient, divesting additional non-core businesses and reducing our net debt. Excluding the impact of divested business, we expect revenue growth in all regions, led by North America, with the U.S. benefiting from continuing growth across all core product lines. In North America we also anticipate improvement in stimulation margins with higher activity levels, driven by increased well service intensity as well as a lower operating cost structure. Latin America is also expected to show improvement in revenue and profitability via strong core business led growth in Brazil and Argentina. The outlook for the Eastern Hemisphere also remains positive with increased activity from contract wins in the North Sea, Sub-Sahara Africa and the Middle East, partly offset by the typical seasonal slow down in Russia and some parts of the Asia Pacific region. We expect that our results from Russia will also be impacted by foreign exchange rates and the sale of our land drilling and workover rig operations in the third quarter.

During the third quarter of 2014, we completed our planned headcount reductions and closures of underperforming operating locations. We have achieved the $500 million annualized pre-tax cost savings goal we set for ourselves and have started to realize these savings, which will continue to support our results in the remainder of 2014 and throughout 2015.

In 2015, we will remain committed to the fundamental direction of our core business, cost discipline and cash management. The joint effect of continuing to divest non-core businesses, further optimizing the cost structure, increasing free cash flow, and the continued focus on core businesses, should result in improved profitability and lower debt levels. From our strong industrial core, we plan to extract further efficiencies by focusing our future cost reduction objectives in the area of procurement and variable cost spending. The resulting cost reductions will continue to help margin improvements.

Over the longer term we believe the outlook for our core businesses is favorable. As well production decline rates accelerate and reservoir productivity complexities increase, our clients will continue to face growing challenges securing desired rates of production growth. These challenges increase our customers’ requirements for technologies that improve productivity, efficiency and increase demand for our products and services. These factors provide us with a positive outlook for our core businesses over the longer term. The level of improvement in our core businesses in the future will continue to depend heavily on pricing and volume increases, our ability to control costs and to further penetrate existing markets with our newly developed technologies, while successfully introducing these technologies to new markets.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and/or objectives. It is our intention to continue to divest certain non-core business lines (the remaining land drilling rigs, drilling fluids, testing and production services). Upon completion, the cash proceeds from these divestitures will be used to repay debt.

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(Dollars and shares in millions, except per share data)	2014	2013	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$1,814	$1,597	$217	14%
MENA/Asia Pacific	808	819	(11)	(1)%
Europe/SSA/Russia	644	691	(47)	(7)%
Latin America	611	713	(102)	(14)%
Total Revenues	3,877	3,820	57	1%

Operating Income (Expense):
North America	286	215	71	33%
MENA/Asia Pacific	61	(38)	99	261%
Europe/SSA/Russia	139	103	36	35%
Latin America	89	115	(26)	(23)%
Research and Development	(72)	(65)	(7)	(11)%
Corporate Expenses	(45)	(45)	—	—%
Goodwill Impairment	4	—	4	—%
Restructuring Charges	(154)	—	(154)	—%
Gain on Sale of Businesses, Net	38	—	38	—%
Other Items	(28)	(46)	18	39%
	318	239	79	33%

Interest Expense, Net	(122)	(129)	7	5%
Other, Net	(9)	(30)	21	70%
Provision for Income Tax	(98)	(49)	(49)	(100)%
Net Income per Diluted Share	$0.10	$0.03	$0.07	233%
Weighted Average Diluted Shares Outstanding	784	779	(5)	(1)%
Depreciation and Amortization	$327	$352	$25	7%

The following table contains selected financial data comparing our consolidated and segment results from operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2014	2013	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$5,083	$4,818	$265	6%
MENA/Asia Pacific	2,343	2,523	(180)	(7)%
Europe/SSA/Russia	2,058	2,005	53	3%
Latin America	1,700	2,179	(479)	(22)%
Total Revenues	11,184	11,525	(341)	(3)%

Operating Income (Expense):
North America	722	606	116	19%
MENA/Asia Pacific	121	49	72	147%
Europe/SSA/Russia	317	251	66	26%
Latin America	247	303	(56)	(18)%
Research and Development	(216)	(203)	(13)	(6)%
Corporate Expenses	(137)	(142)	5	4%
Long-Lived Assets Impairment	(143)	—	(143)	—%
Goodwill Impairment	(121)	—	(121)	—%
Restructuring Charges	(283)	—	(283)	—%
U.S. Government Investigation Loss	—	(153)	153	—%
Gain on Sale of Businesses, Net	38	8	30	375%
Other Items	(72)	(146)	74	51%
Operating Income	473	573	(100)	(17)%

Interest Expense, Net	(376)	(388)	12	3%
Devaluation of Venezuelan Bolivar	—	(100)	100	—%
Other, Net	(37)	(61)	24	39%
Provision for Income Tax	(136)	(74)	(62)	(84)%
Net Loss per Diluted Share	$(0.14)	$(0.10)	$(0.04)	(40)%
Weighted Average Diluted Shares Outstanding	776	771	(5)	(1)%
Depreciation and Amortization	$1,033	$1,039	$6	1%

Revenue Percentage by Product Service Line Group

The following chart contains the percentage distribution of our consolidated revenues by product service line group for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Formation Evaluation and Well Construction	58%	61%	59%	60%
Completion and Production	42	39	41	40
Total	100%	100%	100%	100%

Consolidated Revenues

Consolidated revenues increased $57 million, or 1%, and decreased $341 million, or 3%, in the three and nine months ended September 30, 2014, compared to the third quarter and the nine months of 2013, respectively. International revenues decreased $160 million, or 7%, in the third quarter of 2014 and $606 million, or 9%, in the nine months of 2014 compared to the third quarter and the nine months of 2013, respectively, despite a 5% increase in the international average rig count since September 30, 2013.

International revenues represent revenues from all segments other than North America. The decline in Europe/SSA/Russia revenues in the third quarter was impacted by the disposal of our Russian land drilling and workover rig operations and pipeline services businesses. These divestitures were completed on July 31, 2014 and September 1, 2014, respectively. Latin America experienced decreased activity for the three and nine months ended September 30, 2014, relative to the same periods in the prior year, primarily related to the completion of project work in Mexico and the continued impact of our self-imposed capital discipline driven activity reductions in Venezuela. For the three and nine months ended September 30, 2014 the international revenue decline was also attributable to our MENA/Asia Pacific segment due to lower activity on our remaining legacy contracts in Iraq.

The decline in international revenue was partially offset by an increase in revenues in our North America segment. Revenues in our North America segment increased $217 million, or 14%, in the third quarter of 2014 and $265 million, or 6%, during the nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively. This was consistent with an 8% increase in North American average rig count since September 30, 2013. The increased revenue in North America for three and nine months ended September 30, 2014 was due to higher demand for pressure pumping, artificial lift, completions and formation evaluation products and services with revenues in these product lines increasing by as much as 35% in the third quarter and approximately 10% for the nine months ended September 30, 2014.

Operating Income

Consolidated operating income increased $79 million, or 33%, and decreased $100 million, or 17%, in the three and nine months ended September 30, 2014, compared to the third quarter and the nine months of 2013, respectively. Consolidated operating income for the three and nine months ended September 30, 2014 includes restructuring charges of $154 million and $283 million, respectively, which were primarily non-cash charges. For additional information regarding charges by segment, see the subsection titled “Restructuring Charges” below. In addition, for the nine months ended September 30, 2014 consolidated operating income included non-cash impairment charges for long-lived assets and goodwill of $264 million, of which $143 million is related to long-lived assets impairment and $121 million is related to goodwill impairment. We recorded an impairment charge as a result of the anticipated transaction to sell our Russian and Venezuelan land drilling and workover rig operations. We completed this divestiture in the three months ended September 30, 2014. Our loss before income taxes for the nine months ended September 30, 2013 includes a $153 million charge for the settlement of the United Nations oil-for-food program governing sales of goods into Iraq and Foreign Corrupt Practices Act (“FCPA”) matters with no tax benefit.

Excluding the restructuring charges, the FCPA settlement charge and non-cash impairment charges for long-lived assets and goodwill, consolidated adjusted operating income increased $229 million, or 96%, and $294 million, or 40%, in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, primarily due to improvements in our North America, MENA/Asia Pacific and Europe/SSA/Russia segments. Increases in operating income are driven by higher demand and increased pricing from pressure pumping, completions and formation evaluation product lines. Contributing to the increase in operating income was seasonal recovery in Russia, improvements in activity in the Europe region and continued growth in Sub-Sahara Africa, with increases generally across all product lines. MENA/Asia Pacific operating income improvements were primarily due to decreased operating costs related to both lower activity on our remaining legacy contracts in Iraq, and the completion of another legacy Iraq contract earlier in 2014. Included in our MENA/Asia Pacific improvement was the gain on step acquisition of $16 million for the nine months ended September 30, 2014 as a result of the acquisition of an additional 30% ownership interest joint venture in China. In the three months ended September 30, 2014, we had improvement across various product lines in Venezuela due strengthening demand for services and improved pricing. Partially offsetting these improvements for the nine months ended September 30, 2014 were lower results in our Latin America segment from the completion of project work in Mexico and the continued decline in demand primarily for our artificial lift and formation evaluation services, the continued impact of our self-imposed capital discipline driven activity reductions in Venezuela and a continued focus on higher margin activity in Argentina and Brazil.

Other Items Impacting Operating Income

Other items for the third quarter and nine months ended September 30, 2014 include expenses of $28 million and $72 million, respectively, incurred in conjunction with the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations and our redomestication from Switzerland to Ireland.

Other items for the third quarter and nine months ended September 30, 2013 include severance, exit and other charges of $46 million and $111 million, respectively. The three month includes $20 million of severance and $18 million in legal, professional and other fees incurred primarily in conjunction with our prior investigations) and income tax restatement and material weakness remediation expense of $8 million. The nine months includes $64 million of severance and $47 million in legal, professional and other fees incurred primarily in conjunction with our prior government investigations, and income tax restatement and material weakness remediation expenses of $35 million.

Segment Results

North America

North America segment revenues increased $217 million, or 14%, in the third quarter of 2014 and $265 million, or 6%, during the nine months ended September 30, 2014, compared to the third quarter and nine months ended September 30, 2013, respectively. North America average rig count increased 8% since September 30, 2013. The third quarter and nine months of 2014 revenue increase was due to higher demand and better pricing in North America across essentially all our core product lines. The increased revenue for three and nine months ended September 30, 2014 was due to higher demand for pressure pumping, artificial lift, completions and formation evaluation products and services. The region results were positively impacted by less severe spring seasonality in Canada that resulted in a shorter spring breakup. Revenues in these product lines had growth as high as 35% in the third quarter and approximately 10% for the nine months ended September 30, 2014 when compared to the same period in 2013.

Operating income increased $71 million, or 33%, in the third quarter and $116 million, or 19%, during the nine months ended September 30, 2014 compared to the third quarter and nine months ended September 30, 2013, respectively. Increases in operating income are driven by improved income due to higher demand and increased pricing from pressure pumping, completions and formation evaluation product lines. Additionally, our decision to reduce our workforce and close lower margin operations this year continued to improve our three months and nine months operating income.

For the three and nine months ended September 30, 2014, we recognized restructuring charges of $15 million and $44 million, respectively, in North America.

MENA/Asia Pacific

MENA/Asia Pacific revenues decreased $11 million, or 1%, in the third quarter and $180 million, or 7%, during the nine months ended 2014 compared to the third quarter and the first nine months of 2013, respectively. The lower revenue for the nine months ended 2014 was primarily due to lower activity on legacy contracts in Iraq, due to lower progress on our percentage of completion projects and the completion of another legacy contract earlier in 2014. Furthermore, an increased security risk in the Middle East also reduced demand. In addition, the revenue decline was related to decreased activity in Australia, Brunei and Indonesia, primarily well construction and our non-core businesses. Partially offsetting the decline in revenues were improvements across our product lines associated with increased demand for services in Saudi Arabia and the United Arab Emirates.

Operating income increased $99 million, or 261%, and $72 million, or 147%, in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively. The increase in operating income in the third quarter of 2014 compared to the third quarter of 2013 is primarily due to lower activity on legacy contracts primarily in Iraq and the completion of a legacy contract in early 2014. Results for the nine months ended September 30, 2014 include a $16 million gain on step acquisition as a result of the acquisition of an additional 30% ownership interest in a joint venture in China. Additionally, our decision to reduce our workforce and close lower margin operations this year continued to improve our three months and nine months operating income.

Included in the operating income above for the three and nine months ended September 30, 2014 we recognized estimated project losses of $10 million and $38 million, respectively, related to our two legacy percentage of completion contracts in Iraq. Total estimated losses on these two projects, one of which was completed during the first quarter, were $345 million at September 30, 2014. Total losses from our legacy contracts in Iraq, inclusive of the percentage of completion contracts, were $2 million for the three months ended September 30, 2014 and $50 million for the nine months ended September 30, 2014 compared to $107 million for the three months ended September 30, 2013 and $131 million for nine months ended September 30, 2013.

For the three and nine months ended September 30, 2014, we recognized restructuring charges of $116 million and $135 million, respectively, in MENA/Asia Pacific.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment decreased $47 million, or 7%, in the third quarter of 2014 and increased $53 million, or 3%, during the nine months ended September 30, 2014 compared to the third quarter and nine months ended September 30, 2013, respectively. The decrease in revenues were primarily related to Russia and the disposal of our land drilling and workover rig operations as well as our pipeline services business. The increase in revenues for the nine months ended September 30, 2014 were primarily related to increased activity in Europe and new contracts starting up in Sub-Sahara Africa. The region realized strong performances due to increased demand primarily for our completions, well construction, formation evaluation and pressure pumping products and services.

Operating income increased $36 million, or 35%, in the third quarter of 2014 and $66 million, or 26%, in the nine months ended September 30, 2014 compared to the third quarter and nine months ended September 30, 2013, respectively. Operating income was largely impacted by the divestitures of our land drilling and workover rig operations and our pipeline services business. The increase in operating income improvement was primarily attributable to the seasonal recovery in the region, improvements in activity in Europe and continued growth in Sub-Sahara Africa, generally across all product lines. Additionally, our decision to reduce our workforce and close lower margin operations this year continued to improve our three months and nine months operating income.

For the three and nine months ended September 30, 2014, we recognized restructuring charges of $10 million and $37 million, respectively.

Latin America

Revenues in our Latin America segment decreased $102 million, or 14%, in the third quarter of 2014 compared to the third quarter of 2013 and $479 million, or 22%, in the nine months ended September 30, 2014 compared to the same period in the prior year largely related to the completion of project work in Mexico and our self-imposed capital discipline driven activity reductions in Venezuela, which impacted the early part of the year. The decline in revenues was largely due to declining activity and demand for our artificial lift, formation evaluation and drilling product and services.

Operating income decreased $26 million, or 23%, in the third quarter of 2014 compared to the third quarter of 2013 and decreased $56 million, or 18%, in the nine months ended September 30, 2014 compared to the same period in the prior year. The decrease in the third quarter and for the nine months ended September 30, 2014 is also a result of the relative decline in activity associated with lower demand for our artificial lift and formation evaluation services resulting from the completion of project work in Mexico and our self-imposed capital discipline driven activity reductions in Venezuela in the early part of the year partially offset by a continued focus on higher margin activity in Argentina and Brazil. The year-over-year improvement in the operating income was primarily due to the completion of lower margin project work in Mexico and a continued focus on higher margin activity in Argentina and Brazil.

For the three and nine months ended September 30, 2014, we recognized restructuring charges of $13 million and $37 million, respectively, in Latin America.

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

We have not historically participated in the exchanges made available for access to U.S. dollars nor do we have contractual relationships that would require the use of a particular exchange. Because we have sufficient Venezuelan bolivar fuertes (“bolivars”) to settle our bolivar denominated obligations and similarly sufficient U.S. dollars to settle our U.S. dollar denominated obligations, we currently have no forecasted need to participate in the auction-based SICAD exchanges nor sufficient indication that we will ultimately be required to participate in those exchanges and as such, will continue to utilize the rate published in the primary CADIVI/CENCOEX exchange at September 30, 2014 which is 6.30 Venezuelan bolivars per U.S. dollar. The other two legal exchange rates are approximately 11 and 50 Venezuelan bolivars, respectively, to the U.S. dollar.

At September 30, 2014, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $229 million. In the event of a devaluation of the official exchange rate, or if we were to determine that it is more appropriate to utilize one of the other legal exchange rates, we would record a one-time devaluation charge in our condensed consolidated statement of comprehensive income and would expect to have a material reduction to our revenues, expenses and, consequently, income before taxes. Had we utilized the SICAD 2 exchange rate (50 Venezuelan bolivars per U.S. dollar) on September 30, 2014, it would have resulted in a one-time devaluation charge of approximately $200 million.

Potential Highly Inflationary Country

The Company has noted the concerns raised by the International Monetary Fund (“IMF”) relating to the accuracy of Argentina’s officially reported consumer price index. Given the lack of verifiable information, objective sources have not observed data that would support designating Argentina as “Highly Inflationary.” The Company is closely monitoring the work of the IMF and the price index information that becomes available. As of September 30, 2014, we had a net monetary asset position denominated in Argentina pesos of $97 million, comprised primarily of accounts receivable and current liabilities.

Interest Expense, Net

Interest expense, net was $122 million and $376 million for the three and nine months ended September 30, 2014, respectively, compared to $129 million and $388 million for the three and nine months ended September 30, 2013, respectively. Interest expense for the nine months ended September 30, 2014 decreased primarily due to a decrease in our higher coupon senior notes partially offset by an increase in lower cost short-term borrowings in 2014.

Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change affecting the tax expense for both successive interim results as well as the annual tax results. For the three and nine months ended September 30, 2014, we had a tax provision of $98 million and $136 million on an income before income taxes of $187 million and $60 million. Our results for the three months ended September 30, 2014 were impacted by discrete income before tax items, including restructuring charges of approximately $154 million, with no significant tax benefit. Our results for the nine months ended September 30, 2014, includes a $143 million impairment loss ($121 million, net of tax) to record the land drilling and workover rig operations in Russia and Venezuela at fair value and a $121 million impairment charge to goodwill triggered by the sale of our land drilling and workover rig operations in Russia, which was non-deductible for income tax purposes. Our results for the nine months ended September 30, 2014 were also impacted by other discrete income before tax items, including restructuring charges of $283 million and project losses of $50 million, with no significant tax benefit.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions by approximately $25 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the three and nine months ended September 30, 2013, we had a tax provision of $49 million and $74 million on an income before income taxes of $80 million and $24 million. Our income before income taxes for the nine months ended September 30, 2013 includes a $153 million charge for the settlement of the United Nations oil-for-food program governing sales of goods into Iraq and Foreign Corrupt Practices Act (“FCPA”) matters with no tax benefit. Our tax provision for the three months ended September 30, 2013 includes discrete tax benefits primarily due to audit closures and tax planning activities, which decreased our effective tax rate for the period. Our provision for the nine months ended September 30, 2013, in addition to items above, also includes discrete tax benefits due to the devaluation of the Venezuelan bolivar, return-to-accrual adjustments, decreases in reserves for uncertain tax positions due to statute of limitation expiration and the enactment of the American Taxpayer Relief Act, which decreased our effective tax rate for the period.

Restructuring Charges

In the first quarter of 2014, we announced a cost reduction plan (“the Plan”), which includes a worldwide workforce reduction and other cost reduction measures. In connection with the Plan, we recognized restructuring charges of $154 million and $283 million in the three and nine months ended September 30, 2014, respectively.

In the three and nine months ended September 30, 2014, our restructuring charges include one-time termination (severance) benefits of $21 million and $119 million, respectively, asset impairment charges of $117 million and $138 million, respectively, and other restructuring charges of $16 million and $26 million, respectively.Other restructuring charges include contract termination costs, relocation and other associated costs.

The impairments recognized in the third quarter primarily pertain to operations in our MENA region, where geopolitical issues and recent disruptions in North Africa, primarily Libya, resulted in the decisions in the third quarter to exit product lines in selected markets. The Plan activities resulted in $93 million of cash payments during the nine months ended September 30, 2014.

As of September 30, 2014, we completed our planned headcount reductions and closures of underperforming operating locations. The following tables present the components of the restructuring charges by segment.

	Three Months Ended September 30, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance, asset impairment and other restructuring charges	$15	$116	$10	$13	$—	$154

	Nine Months Ended September 30, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance, asset impairment and other restructuring charges	$44	$135	$37	$37	$30	$283

Total severance, asset impairment and other restructuring charges for the nine months ended September 30, 2014 of $283 million includes $138 million in asset impairments and $145 million of severance and other restructuring charges.

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of the Plan that will be paid pursuant to the respective arrangements and statutory requirements.

	At September 30, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance and other restructuring liability	$1	$16	$16	$—	$13	$46

The following table presents the restructuring accrual activity for the nine months ended September 30, 2014.

		Nine Months Ended September 30, 2014
(Dollars in millions)	Accrued Balance at December 31, 2013	Charges	Cash Payments	Other	Accrued Balance at September 30, 2014
Severance charges	$—	$119	$(81)	$(6)	$32
Other restructuring charges	—	26	(12)	—	14
Severance and other restructuring liability	$—	$145	$(93)	$(6)	$46

Liquidity and Capital Resources

Cash Flows

At September 30, 2014, we had cash and cash equivalents of $582 million compared to $435 million at December 31, 2013. The following table summarizes cash flows provided by (used in) each type of activity, for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Net Cash Provided by Operating Activities	$379	$567
Net Cash Used in Investing Activities	(250)	(1,151)
Net Cash Provided by Financing Activities	7	604

Operating Activities

For the nine months ended September 30, 2014 net cash provided by operating activities was $379 million. The cash provided is attributable to our positive operating results less the payment of the $253 million to settle the United Nations oil-for-food program governing sales of goods into Iraq and Foreign Corrupt Practices Act (“FCPA”) matters and excluding the non-cash impact of $402 million in restructuring and impairment charges on long-lived assets and goodwill.

Investing Activities

The primary driver of our investing cash flow activities is capital expenditures for property, plant and equipment. Capital expenditures were $1.0 billion for the nine months ended September 30, 2014 and $1.2 billion for the nine months ended September 30, 2013. The amount we spend for capital expenditures varies each year based on the type of contracts in which we enter, our asset availability and our expectations with respect to industry activity levels in the following year.

Investing activities also include net cash amounts paid for acquisitions and net proceeds received for sales of assets, businesses and equity investments. Cash proceeds received from dispositions were $781 million for the nine months ended September 30, 2014 related to the sale of our land drilling and workover rig operations in Russia and Venezuela, pipeline and specialty services business and other business asset disposals. In the nine months ended September 30, 2014, we acquired, via a step acquisition, an additional 30% ownership interest in a joint venture in China. We paid $13 million for the incremental interest, thereby increasing our ownership interest from 45% to 75%. As a result of this transaction, we acquired $30 million of cash. Therefore, in the nine months ended September 30, 2014, we had a cash inflow from acquired businesses of $17 million compared to a cash outflow of $7 million in the nine months ended September 30, 2013. While we expect to continue to make business acquisitions when strategically advantageous, our current focus is on disposition of businesses or capital assets that are no longer core to our long-term strategy.

Financing Activities

Our financing activities primarily consisted of the borrowing and repayment of short-term and long-term debt. Our short-term borrowings, net of repayments were $46 million in the nine months ended September 30, 2014 and $932 million in the nine months ended September 30, 2013. Total net long-term debt repayments were $49 million in the nine months ended September 30, 2014 compared to total net long-term debt repayments of $329 million in nine months ended September 30, 2013, which included the repayment of our senior notes of $294 million. In conjunction with our 2014 redomestication, we amended our Executive Deferred Compensation Stock Ownership Plan to provide that benefits thereunder may be payable in cash in lieu of our shares of Weatherford. The trustee for our executive deferred compensation plan sold 973,611 shares of our common stock totaling approximately $22 million in cash proceeds for the benefit of the plan participants.

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

Committed Borrowing Facility

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at September 30, 2014.

The following summarizes our availability under the Credit Agreement at September 30, 2014 (dollars in millions):

Facility	$2,250
Less uses of facility:
Revolving credit facility	—
Commercial paper	971
Letters of credit	32
Availability	$1,247

364-Day Term Loan Facility

We also have a $400 million, 364-day term loan facility with a syndicate of banks that matures on April 9, 2015. Proceeds from the 364-day term loan facility were used to refinance our previous 364-day term loan facility. The facility has substantially similar terms and conditions to our previously existing $300 million, 364-day term loan facility and also includes the same debt-to-capitalization requirement that is contained in our Credit Agreement, with which we are in compliance. As of September 30, 2014, this facility was fully drawn.

Other Short-Term Borrowings

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted and letter of credit facilities. At September 30, 2014, we had $272 million in short-term borrowings under these arrangements including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016, with a Libor-based interest rate of 1.35% as of September 30, 2014.

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

Cash Requirements

For the remainder of 2014, we anticipate our cash requirements will include payments for capital expenditures and interest payments on our outstanding debt and payments for short-term working capital needs. Our cash requirements may also include opportunistic business acquisitions. We anticipate funding these requirements from cash generated from operations, availability under our existing or additional credit facilities, the issuance of commercial paper and, if completed, anticipated proceeds from disposals of businesses or capital assets that are no longer closely aligned with our core long-term growth strategy. We anticipate that cash generated from operations will be augmented by working capital improvements driven by capital discipline and the collection of receivables. Capital expenditures for 2014 are projected to be approximately $1.4 billion. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2014. Expenditures are expected to be used primarily to support anticipated near-term growth of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs. Capital expenditures were $1.0 billion for the nine months ended September 30, 2014.

Accounts Receivable Factoring

At our option, based on current agreements, we may participate in a factoring program to sell accounts receivable in Mexico to third party financial institutions. We did not sell any accounts receivable during the nine months ended September 30, 2014. In the nine months ended September 30, 2013, we sold approximately $139 million of accounts receivable. We received cash totaling $132 million and ultimately collected amounts that resulted in a loss of approximately $2 million on these sales. Our factoring transactions in the nine months ended September 30, 2013 qualified for sale accounting under U.S. GAAP and the proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Off Balance Sheet Arrangements

Guarantees

Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, and the ultimate parent of the Weatherford group guarantees certain obligations of Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2014 and December 31, 2013: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2014 and December 31, 2013: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In 2013, we entered into a 364-day term loan facility, which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of December 31, 2013. In 2014, we refinanced the 364-day term loan facility with a new 364-day term loan facility, which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of September 30, 2014.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of September 30, 2014, we had $893 million of letters of credit and performance and bid bonds outstanding, consisting of $584 million outstanding under various uncommitted credit facilities, $32 million letters of credit outstanding under our Credit Agreement and $277 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. As of September 30, 2014, we had net unamortized gains of $35 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense. See “Note 9 – Derivative Instruments” to our Condensed Consolidated Financial Statements for additional details.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At September 30, 2014 and December 31, 2013, we had outstanding foreign currency forward contracts with notional amounts aggregating $927 million and $635 million, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and, thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At September 30, 2014 and December 31, 2013, we had swaps with notional amounts outstanding of $168 million for both periods. These derivative instruments for foreign currency forward contracts and cross-currency swaps were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

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

New Accounting Pronouncements

See “Note 16 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements, included elsewhere in this report.

Forward-Looking Statements

This report contains various statements relating to future financial performance and results, including certain projections, business trends and other statements that are not historical facts. These statements constitute “Forward-Looking Statements” as defined in the Securities Act of 1933, as amended (the “Securities Act”) and the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “intend,” “strategy,” “plan,” “guidance,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

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

We have not historically participated in the exchanges made available for access to U.S. dollars nor do we have contractual relationships that would require the use of a particular exchange. Because we have sufficient Venezuelan bolivar fuertes (“bolivars”) to settle our bolivar denominated obligations and similarly sufficient U.S. dollars to settle our U.S. dollar denominated obligations, we currently have no forecasted need to participate in the auction-based SICAD exchanges nor sufficient indication that we will ultimately be required to participate in those exchanges and as such, will continue to utilize the rate published in the primary CADIVI/CENCOEX exchange at September 30, 2014 which is 6.30 Venezuelan bolivars per U.S. dollar. The other two legal exchange rates are approximately 11 and 50 Venezuelan bolivars, respectively, to the U.S. dollar.

At September 30, 2014, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $229 million. In the event of a devaluation of the official exchange rate, or if we were to determine that it is more appropriate to utilize one of the other legal exchange rates, we would record a one-time devaluation charge in our condensed consolidated statement of comprehensive income and would expect to have a material reduction to our revenues, expenses and, consequently, income before taxes. Had we utilized the SICAD 2 exchange rate (50 Venezuelan bolivars per U.S. dollar) on September 30, 2014, it would have resulted in a one-time devaluation charge of approximately $200 million.

Potential Highly Inflationary Country

The Company has noted the concerns raised by the International Monetary Fund (“IMF”) relating to the accuracy of Argentina’s officially reported consumer price index. Given the lack of verifiable information, objective sources have not observed data that would support designating Argentina as “Highly Inflationary.” The Company is closely monitoring the work of the IMF and the price index information that becomes available. As of September 30, 2014, we had a net monetary asset position denominated in Argentina pesos of $97 million, comprised primarily of accounts receivable and current liabilities.

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Our management identified no change in our internal control over financial reporting that occurred during the third quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 15 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors”, our first and second quarterly reports on Form 10-Q, Part II, under the heading “Item 1A. – Risk Factors”, our Proxy Statement under the heading “Risk Factors” and other information included and incorporated by reference in this report. We have updated our risk factors affecting our business since those presented in our Annual Report on Form 10-K, as amended, under the heading “Item 1A. – Risk Factors” for the year ended December 31, 2013 and our most recent Form 10-Q’s, under the heading “Item 1A. – Risk Factors” for the periods ended March 31, 2014 and June 30, 2014. Except as noted below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Proxy Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In conjunction with our 2014 redomestication, we amended our Executive Deferred Compensation Stock Ownership Plan to provide that benefits thereunder may be payable in cash in lieu of our shares of Weatherford. In 2014, the trustee for our executive deferred compensation plan sold 973,611 shares, at $22.41 per share, of our common stock totaling approximately $22 million in cash proceeds for the benefit of the plan participants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.
Item 6. Exhibits.

All exhibits are incorporated herein by reference to a prior filing as indicated, unless otherwise designated with an dagger (†) or double dagger (††).

Exhibit Number	Description	Original Filed Exhibit	File Number
*†10.1	Employment Agreement, dated effective as of July 21, 2014, between Weatherford Ireland and Dianne B. Ralston.
*10.2	Form of Employment Agreement Assignment Letter entered into by Weatherford Management Company Switzerland LLC, Weatherford Ireland and Dianne B. Ralston.	Exhibit 10.13 of the Company's Current Report on Form 8-K12B filed June 17, 2014.	File No. 1-36504
*10.3	Form of Deed of Indemnity of Weatherford Ireland for executive officers of Weatherford Ireland entered into by Dianne B. Ralston.	Exhibit 10.11 of the Company's Current Report on Form 8-K12B filed June 17, 2014.	File No. 1-36504
*10.4	Form of Deed of Indemnity of Weatherford Bermuda for executive officers of Weatherford Ireland entered into by Dianne B. Ralston.	Exhibit 10.12 of the Company's Current Report on Form 8-K12B filed June 17, 2014.	File No. 1-36504
*10.5	Form of Restricted Share Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan.	Exhibit 10.7 of the Company's Current Report on Form 8-K12B filed June 17, 2014.	File No. 1-36504
*†10.6	Separation Agreement between Weatherford Ireland and William B. Jacobson dated July 24, 2014.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101
The following materials from Weatherford International plc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) the unaudited Condensed Consolidated Balance Sheets, (2) the unaudited Condensed Consolidated Statements of Operations, (3) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the unaudited Condensed Consolidated Statements of Cash Flows, and (5) the related notes to the unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.
** Submitted pursuant to Rule 405 and 406T of Regulation S-T.
† Filed herewith.
†† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date: October 24, 2014	By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2014	By:	/s/ Krishna Shivram
Krishna Shivram
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)