Form 10-K
period 2014-12-31
Weatherford International plc
filed 2015-02-18
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
Commission file number 001-36504
Weatherford International public limited company
(Exact name of registrant as specified in its charter)

Ireland	98-0606750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Bahnhofstrasse 1, 6340 Baar, Switzerland	CH 6340
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +41.22.816.1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $13.4 billion based upon the closing price on the New York Stock Exchange as of such date.
The registrant had 774,280,291 ordinary shares outstanding as of February 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2015 Annual General Meeting of Shareholders to be held on June 16, 2015 are incorporated into Part III of this Form 10-K.

Weatherford International plc
Form 10-K for the Year Ended December 31, 2014

Forward-Looking Statements

This report contains various statements relating to future financial performance and results, including certain projections, business trends and other statements that are not historical facts. These statements constitute “Forward-Looking Statements” as defined in the Securities Act of 1933, as amended (the “Securities Act”) and the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “strategy,” “plan,” “guidance,” “outlook,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Furthermore, from time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of these risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under “Item 1A. – Risk Factors” and the following:

•	the price volatility of oil, natural gas and natural gas liquids, including the impact of the recent and significant decline in the price of crude oil;

•	global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, and international currency fluctuations;

•	nonrealization of expected benefits from our acquisitions or business dispositions and our ability to execute such acquisitions and dispositions;

•	our ability to realize expected revenues and profitability levels from current and future contracts;

•
our ability to manage our workforce, supply chain and business processes, information technology systems and technological innovation and commercialization, including the impact of our cost reduction plans implemented in 2014 and to be implemented in 2015;

•	our high level of indebtedness;

•	increases in the prices and availability of our raw materials;

•	potential non-cash asset impairment charges for long-lived assets, goodwill, intangible assets or other assets;

•	changes to our effective tax rate;

•	nonrealization of potential earnouts associated with business dispositions;

•	downturns in our industry which could affect the carrying value of our goodwill;

•	member-country quota compliance within Organization of Petroleum Exporting Countries (“OPEC”);

•	adverse weather conditions in certain regions of our operations;

•	our ability to realize the expected benefits from our redomestication from Switzerland to Ireland;

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations; and

•	limited access to capital or significantly higher cost of capital related to liquidity or uncertainty in the domestic or international financial markets.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act. For additional information regarding risks and uncertainties, see our other filings with the SEC.

PART I
Item 1. Business

Weatherford International plc, a public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is an Irish multinational oilfield service company. Weatherford is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments: North America, Latin America, Europe/Sub-Sahara Africa (“SSA”)/Russia and Middle East/North Africa (“MENA”)/Asia Pacific.

Our headquarters are located at Bahnhofstrasse 1, 6340 Baar, Switzerland and our telephone number at that location is +41.22.816.1500. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our Board of Directors, can be found on our web site under the “Investor Relations” section. On our web site we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

The following is a summary of our business strategies and the markets we serve. We have also included a description of our products and services offered and of our competitors. Segment financial information appears in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 22 – Segment Information.”

Strategy

Our primary objective is to build stakeholder value through profitable growth in our core product lines with disciplined use of working capital and a strong customer focus.

Principal components of our strategy include:

•
Continuously improving the efficiency, productivity and quality of our products and services and their respective delivery to our customers, in order to grow revenues, operating margins and generate free cash flow from our core operations (Formation Evaluation, Well Construction, Completion and Production) in all of our geographic markets at a rate exceeding underlying market activity;

•	A commitment to innovation, invention and integration, developing and commercializing of new products and services that meet the evolving needs of our customers across the reservoir lifecycle; and

•
Further extending process, productivity, quality, safety and competency across our global infrastructure in scope and scale at a level consistent with meeting client demand for our core products and services in an operationally efficient manner.

Markets

We are a leading provider of equipment and services to the oil and natural gas exploration and production industry. Demand for our industry’s services and products depends upon the number of oil and natural gas wells drilled, the depth and drilling conditions of wells, the number of well completions, the depletion and age of existing wells and the level of workover activity worldwide.

As a result of the maturity of the world’s oil and natural gas reservoirs, accelerating production decline rates and the focus on complex well designs, including deep-water prospects, technology has become increasingly critical to the marketplace. Clients continue to seek, test and use production-enabling technologies at an increasing rate. Technology is an important aspect of our products and services as it helps us provide our clients with more efficient tools to find and produce oil and natural gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe our products and services enable our clients to reduce their costs of drilling and production and/or increase production rates. Furthermore, these offerings afford us additional opportunities to sell our core products and services to our clients.

Product Offerings

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our two product service line groups. Within each of our geographic reporting segments, we group our product offerings into two product service line groups: (1) Formation Evaluation and Well Construction and (2) Completion and Production, which together comprise a total of 15 service lines.

•
Formation Evaluation and Well Construction service lines include Managed Pressure Drilling, Drilling Services, Tubular Running Services, Drilling Tools, Integrated Drilling, Wireline Services, Testing and Production Services, Re-entry and Fishing, Cementing, Liner Systems, Integrated Laboratory Services and Surface Logging.

•	Completion and Production service lines include Artificial Lift Systems, Stimulation and Completion Systems.

In July 2014, we completed the sale of our land drilling and workover rig operations in Russia and Venezuela, which was a portion of our Integrated Drilling service line. In September 2014, we completed the sale of our pipeline and specialty services business, which was part of our Completion and Production product service line group. In December 2014, we completed the sale of our engineered chemistry and Integrity drilling fluids businesses, which were a portion of our Stimulation service line. See “Note 2 – Business Combinations and Divestitures” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) under the heading “Divestitures.”

Formation Evaluation and Well Construction

Within the Formation Evaluation and Well Construction product service line group we provide formation evaluation services from early well planning to reservoir management services, including core analysis, surface logging, well site geochemistry, logging while drilling and wireline services. Our full suite of formation evaluation services has broad applications across all types of reservoirs. We also provide well construction services to help clients ensure well integrity for the full life cycle of the well using reliable casing and tubing strings, cementation design, reliable liner top isolation and methods that ensure the well reaches total depth in the best condition possible. The descriptions of our service lines under the Formation Evaluation and Well Construction product service line group are as follows:

Managed-Pressure Drilling includes several drilling techniques including closed-loop drilling, air drilling, managed-pressure drilling and underbalanced drilling.

Drilling Services includes directional drilling, logging while drilling, measurement while drilling and rotary steerable systems. This service line also includes our full range of downhole equipment including high temperature motors, wireline steering tools, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment.

Tubular Running Services consists of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil or natural gas well, including liner systems, solid expandable systems, zonal isolation products and swellable well-construction technologies. We also specialize in critical-service installations.

Drilling Tools includes our patented drilling jars, underreamers, rotating control devices, downhole tools, drillpipe and related tools, tubular handling equipment and other pressure-control equipment used in drilling oil and natural gas wells.

Integrated Drilling encompasses drilling and the project management services we provide to our clients in tandem with all of the products and services needed to drill and complete a well, including the land rig.

Wireline Services includes open hole and cased-hole logging services to measure the physical properties of underground formations and help determine the location and potential deliverability of oil and gas from a reservoir. It also includes production and produced water systems for fracturing, production disposal and enhanced oil recovery operations. We also offer global petroleum consulting services in the geoscience and engineering domain.

Testing and Production Services include drillstem test tools, early production facilities, life-of-field production facilities, produced-water systems, tubing conveyed perforating systems and well testing systems.

Re-entry and Fishing Services provides re-entry services, fishing services, thru-tubing services, well abandonment services and wellbore cleaning services.

Cementing operations comprise one of the most expensive phases of well completion. We produce specialized equipment that allows operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids for proper zonal isolation. Our cementing engineers also analyze complex wells and provide all job requirements from pre-job planning to installation.

Liner Systems includes liner hangers, which allow suspension of strings of casing within a wellbore without the need to extend the casing to the surface. Most directional wells include one or more liners to optimize casing programs. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well.

Integrated Laboratory Services provides support for fluid reservoir characterization, specialized core and fluid testing, enhanced oil recovery, rock strength and characterization, sour richness and maturity, sorption properties assessment and reservoir flow studies.

Surface Logging Systems provide advanced gas analysis, drilling instrumentation, mud logging services and wellsite consultants.

Completion and Production

The Completion and Production product service line group uses multi-zone isolation and access systems. Our completion products, reservoir stimulation design and engineering capabilities are delivered to unlock reserves in deepwater, unconventional and aging reservoirs. Our suite of production optimization services boosts field productivity and profitability through our artificial lift portfolio as well as production workflows and optimization software. The descriptions of our current service lines under the Completion and Production product service line group are as follows:

Artificial Lift Systems are installed in oil and gas wells without sufficient reservoir pressure to produce oil or natural gas from the well. We provide most forms of lift, including reciprocating rod lift systems which create a pumping action via a downhole rod pump, progressing cavity pumping for predominantly heavy oil, coal-bed methane and medium crude oil applications, gas lift systems for producing reservoirs or in wells that have stopped working, hydraulic lift systems to operate a downhole hydraulic pump (jet or piston), plunger lift systems primarily for dewatering liquid loaded gas wells and hybrid lift systems for special applications. We also offer wellhead systems to reduce time in changing wellhead sizes while increasing safety procedures, production monitoring and optimization, and flow measurement which measures how much oil, water and gas is flowing in a well.

Stimulation offers clients advanced chemical technology and services for safer and more effective production enhancement. These products and services include: a full fleet of pressure pumping services, including cementing services, coiled tubing services equipment designed to ensure effective results during operations that require coiled tubing intervention; and reservoir stimulation hydraulic fracturing services for oil and natural gas wells in low-permeability reservoirs.

Completion Systems offers clients a comprehensive line of completion tools such as cased hole and flow control systems, well screens, industrial screens and sand screens. We also offer a full range of completion services including upper completions, lower completions and reservoir monitoring.

Other Business Data

Competition

We provide our products and services worldwide and compete in a variety of distinct segments with a number of competitors. Our principal competitors include Schlumberger, Halliburton, Baker Hughes, National Oilwell Varco, Cameron International, Noble Energy and Nabors Industries. We also compete with various other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, breadth of products. See “Item 1A. – Risk Factors – The oilfield services business is highly competitive, which may adversely affect our ability to succeed. Additionally, the impact of consolidation and acquisitions of our competitors is difficult to predict and may harm our business.”

Raw Materials

We purchase a wide variety of raw materials as well as parts and components made by other manufacturers and suppliers for use in our manufacturing. Many of the products or components of products sold by us are manufactured by other parties. We are not dependent in any material respect on any single supplier for our raw materials or purchased components.

Customers

Substantially all of our customers are engaged in the energy industry. Most of our international sales are to large international or national oil companies and these sales have resulted in a concentration of receivables from certain national oil companies worldwide, especially in Latin America. As of December 31, 2014, our receivables from Latin America customers accounted for 26% of our net outstanding accounts receivable balance with $66 million due from Petroleos de Venezuela, S.A. (“PDVSA”) and $142 million from Petroleos Mexicanos (“Pemex”). During 2014, 2013 and 2012, no individual customer accounted for 10% or more of our consolidated revenues.

Backlog

Our services are usually short-term in nature, day-rate based and cancellable should our customer wish to alter the scope of work. Consequently, our backlog of firm orders is not material.

Research, Development and Patents

We maintain world-class technology and training centers throughout the world. Additionally, we have research, development and engineering facilities that are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $290 million in 2014, $265 million in 2013 and $257 million in 2012.

As many areas of our business rely on patents and proprietary technology, we seek patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. We amortize patents over the years that we expect to benefit from their existence, which is limited by the life of the patent, and ranges from three to 20 years.

Although in the aggregate our patents are important to the manufacturing and marketing of many of our products and services, we do not believe that the loss of any one of our patents would have a material adverse effect on our business.

Seasonality

Weather and natural phenomena can temporarily affect the level of demand for our products and services. Spring months in Canada and winter months in the North Sea and Russia have been noted to affect our operations negatively. Additionally, heavy rains or an exceedingly cold winter in a given region may impact our reported results. The widespread geographical locations of our operations serve to mitigate the overall impact of the seasonal nature of our business.

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Our 2014 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2015 to be material.

Employees

At December 31, 2014, we employed approximately 56,000 employees. Certain of our operations are subject to union contracts. These contracts cover approximately 16% of our employees. We believe that our relationship with our employees is generally satisfactory. In 2014, we reduced our workforce by approximately 6,300 employees as part of our 2014 cost reduction plan. In the fourth quarter of 2014, in response to the significant decline in the price of crude oil and a lower level of exploration and production spending in 2015, we initiated a plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (“the 2015 Plan”) includes a reduction in workforce of 5,000, of which more than 85% are located in the Western Hemisphere. Responsive to current market conditions, we expect to identify an additional 3,000 employees in connection with our workforce reduction during the first quarter of 2015.

Item 1A. Risk Factors

An investment in our securities involves various risks. You should consider carefully all of the risk factors described below, the matters discussed herein under “Forward-Looking Statements” and other information included and incorporated by reference in this Form 10-K, as well as in other reports and materials that we file with the SEC. If any of the risks described below or elsewhere in this Form 10-K were to materialize, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial condition, results of operations and cash flows.

Demand for our services and products is affected by fluctuations in oil and natural gas prices, especially a substantial or extended decline, which, in turn, affect the level of exploration, development and production activity of our customers and could have a material adverse effect on our business, financial condition, results of operations and impede our growth.

Demand for our services and products is tied to the level of exploration, development, production activity and the corresponding capital spending by oil and natural gas companies, including national oil companies. The level of exploration, development and production activity is directly affected by fluctuations in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. We depend on our customers' willingness to make capital expenditures to explore for, develop and produce oil and natural gas. Therefore, declines in oil and natural gas prices (especially if prolonged) or the perception by our customers that oil and natural gas prices will decrease in the future, or remain depressed will result in a reduction in the utilization of our equipment and could result in lower rates for our services.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, global market uncertainty, the ability of OPEC to set and maintain production levels for oil, oil and gas production levels by non-OPEC countries, member-country quota compliance within OPEC, governmental policies and subsidies, technological advances affecting energy consumption, weather conditions and a variety of other economic factors that are beyond our control. Any perceived or actual reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity and decrease spending by our customers, which could have a material adverse effect on our business, financial condition and results of operations.

A substantial decline in oil and natural gas prices generally leads to decreased spending by our customers. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could affect the demand for oil and natural gas and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our business is dependent on capital spending by our customers, and reductions in capital spending could have a material adverse effect on our business, financial condition and results of operations.

Most of our contracts can be cancelled by our customer at any time. Such cancellation or any further change in capital expenditures by our customers or reductions in their capital spending could directly impact our business by reducing demand for our services and products and have a material adverse effect on our business, financial condition, results of operations and impede our growth. Spending by exploration and production companies can also be impacted by conditions in the capital markets. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause exploration and production companies to make additional reductions to capital budgets in the future even if oil prices change from current levels or natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services and the rates we can charge and the utilization of our assets. Moreover, reduced discovery rates of new oil and natural gas reserves or a decrease in the development rate of reserves in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could also have a material adverse impact on our business, even in a stronger oil and natural gas price environment. With respect to national oil company customers, we are also subject to risk of policy, regime, currency and budgetary changes.

Seasonal and weather conditions could adversely affect demand for our services and operations.

Variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, such as hurricanes in the Gulf of Mexico or extreme winter conditions in Canada, Russia and the North Sea, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions or loss of productivity or result in a loss of revenue or damage to our equipment and facilities, which may or may not be insured. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

The oilfield services business is highly competitive, which may adversely affect our ability to succeed. Additionally, the impact of consolidation and acquisitions of our competitors is difficult to predict and may harm our business.

Our business, particularly marketing our products and services to our customers and securing equipment and trained personnel, is highly competitive. This competitive environment could impact our ability to maintain market share, defend, maintain or increase pricing for our products and services and negotiate acceptable contract terms with our customers and suppliers, due in part to the industry’s capacity relative to customer demand and our ability to differentiate the value delivered by our products and services from that of our competitors. In order to remain competitive, we must continue to add value for our customers by providing, relative to our peers, new technologies, reliable products and services and competent personnel. The anticipated timing and cost of the development of competitive technology and new product introductions can impact our financial results, particularly if one of our competitors were to develop competing technology that accelerates the obsolescence of any of our products or services. Additionally, we may be disadvantaged competitively and financially by a significant movement of exploration and production operations to areas of the world in which we are not currently active, particularly if one or more of our competitors is already operating in that area of the world.

Furthermore, two of our largest competitors, Halliburton and Baker Hughes, have announced a plan to combine. Mergers, combinations and consolidation in our industry could result in existing competitors, such as Halliburton and Baker Hughes, increasing their market share and may result in stronger competitors, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our other competitors or us.

Physical dangers are inherent in our operations and may expose us to significant potential losses. Personnel and property may be harmed during the process of drilling for oil and natural gas.

Drilling for and producing hydrocarbons, and the associated products and services that we provide, include inherent dangers that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and third parties, such as other service providers. At many sites, we depend on other companies and personnel to conduct drilling operations in accordance with appropriate safety standards. From time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in drilling for oil and natural gas. Any of these events can be the result of human error. With increasing frequency, our products and services are deployed on more challenging prospects both onshore and offshore, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment and the environment. Such events may expose us to significant potential losses.

We may not be fully indemnified against financial losses in all circumstances where damage to or loss of property, personal injury, death or environmental harm occur.

As is customary in our industry, our contracts typically require that our customers indemnify us for claims arising from the injury or death of their employees (and those of their other contractors), the loss or damage of their equipment (and that of their other contractors), damage to the well or reservoir and pollution originating from the customer’s equipment or from the reservoir (including uncontained oil flow from a reservoir). Conversely, we typically indemnify our customers for claims arising from the injury or death of our employees, the loss or damage of our equipment (other than equipment lost in the hole) or pollution originating from our equipment above the surface of the earth or water. Our contracts typically provide that our customer will indemnify us for claims arising from catastrophic events, such as a well blowout, fire, explosion and from pollution below the surface.

Our indemnification arrangements may not protect us in every case. For example, from time to time we may enter into contracts with less favorable indemnities or perform work without a contract that protects us. Our indemnity arrangements may also be held to be overly broad in some courts and jurisdictions, and to that extent unenforceable. We may be subject to claims brought by third parties or government agencies with respect to which we are not indemnified. Furthermore, the parties from which we seek indemnity may not be solvent, may become bankrupt, may lack resources or insurance to honor their indemnities or may not otherwise be able to satisfy their indemnity obligations to us. The lack of enforceable indemnification could expose us to significant potential losses.

Further, our assets generally are not insured against loss from political violence such as war, terrorism or civil commotion. If any of our assets are damaged or destroyed as a result of an uninsured cause, we could recognize a loss of those assets.

Our business may be exposed to uninsured claims and, as a result, litigation might result in significant potential losses. The cost of our insured risk management program may increase.

In the ordinary course of business, we become the subject of various claims and litigation. We maintain liability insurance, which includes insurance against damage to people, property and the environment, up to maximum limits of $600 million, subject to self-insured retentions and deductibles.

Our insurance policies are subject to exclusions, limitations and other conditions and may not apply in all cases, for example where willful wrongdoing on our part is alleged. It is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts we currently have reserved or anticipate incurring, and in some cases those potential losses could be material.

Our insurance may not be sufficient to cover any particular loss, or our insurance may not cover all losses. For example, although we maintain product liability insurance, this type of insurance is limited in coverage and it is possible an adverse claim could arise in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation. In response to the April 2010 catastrophic accident in the Gulf of Mexico, insurance rates are volatile and increasing, and some forms of insurance may become entirely unavailable in the future or unavailable on terms that we or our customers believe are economically acceptable. Reductions in coverage, changes in the insurance markets and accidents affecting our industry may result in further increases in our cost and higher deductibles and retentions in future years and may also result in reduced activity levels in certain markets. Any of these events would have an adverse impact on our financial performance.

Our operations are subject to environmental and other laws and regulations that may expose us to significant liabilities and could reduce our business opportunities and revenues.

We are subject to various laws and regulations relating to the energy industry in general and the environment in particular. An environmental claim could arise with respect to one or more of our current businesses, products or services, or a business or property that one of our predecessors owned or used, and such claims could involve material expenditures. Generally, environmental laws have in recent years become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. The scope of regulation of our industry and our products and services may increase further, including possible increases in liabilities or funding requirements imposed by governmental agencies. We also cannot ensure that our future business in the deepwater Gulf of Mexico, if any, will be profitable in light of new regulations that have been, and may continue to be, promulgated and in light of the current risk environment and insurance markets. Further, additional regulations on deepwater drilling elsewhere in the world could be imposed, and those regulations could limit our business where they are imposed.

In addition, members of the U.S. Congress, the U.S. Environmental Protection Agency and various agencies of several states within the U.S. frequently review, consider and propose more stringent regulation of hydraulic fracturing, a service we provide to clients, and regulators are investigating whether any chemicals used in the fracturing process might adversely affect groundwater or whether the fracturing processes could lead to other unintended effects or damages. In recent years, several cities and states within the U.S. passed new laws and regulations concerning or banning hydraulic fracturing. A significant portion of North American service activity today is directed at prospects that require hydraulic fracturing in order to produce hydrocarbons. Therefore, additional regulation could increase the costs of conducting our business by subjecting fracturing to more stringent regulation. Such regulation, among other things, may change construction standards for wells intended for hydraulic fracturing, require additional certifications concerning the conduct of hydraulic fracturing operations, change requirements pertaining to the management of water used in hydraulic fracturing operations, require other measures intended to prevent operational hazards or ban hydraulic fracturing completely. Any such federal, state, local or foreign legislation could increase our costs of providing services or could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation or if we are not able to pass along any cost increases to our customers. We are unable to predict whether changes in laws or regulations or any other governmental proposals or responses will ultimately occur, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.

We conduct some of our business using fixed-fee or turn-key contracts, which subject us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

We conduct our business under various types of contracts, including in some cases fixed-fee or turn-key contracts where we estimate costs in advance of our performance. We price these types of contracts based in part on assumptions including prices and availability of labor, equipment and materials as well as productivity, performance and future economic conditions. If our cost estimates prove inaccurate, there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost over-runs may occur. We may not be able to obtain compensation for additional work performed or expenses incurred in all cases. Additionally, in some contracts we may be required to pay liquidated damages if we do not achieve schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-fee contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost over-runs could have a material adverse effect on our business, financial condition and results of operations. For example, during 2013 and 2014, we recognized estimated project losses of $232 million and $72 million, respectively, related to our long-term early production facility construction contracts in Iraq accounted for under the percentage of completion method. Total estimated losses on these two projects were $379 million at December 31, 2014.

If our long-lived assets, goodwill, other intangible assets and other assets are further impaired, we may be required to record significant non-cash charges to our earnings.

We have been required to record impairments of goodwill to the extent the fair value of any of our reporting units becomes less than its carrying value and we may be required to record further impairments in the future. Our estimates of fair value are based on assumptions about future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future revenue growth rates, gross profit performance, and other assumptions used to estimate goodwill recoverability, future reductions in our expected cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on our results of operations and financial condition. Based on the results of our impairment tests we recognized impairments to goodwill of $40 million in the fourth quarter of 2014; $121 million in the second quarter of 2014; and $589 million in the second quarter of 2012. See “Note 9 – Goodwill” for additional information regarding the long-lived assets impairment.

We also have certain long-lived assets, other intangible assets and other assets which could be at risk of impairment or may require reserves based upon anticipated future benefits to be derived from such assets. Any change in the valuation of such assets could have a material effect on our profitability. Based on certain impairment indicators, we performed an analysis of our drilling rig fleet and, in the fourth quarter of 2014, recorded long-lived and other asset impairment charges of $352 million to adjust the assets of our rig business to fair value. The impairment charges included the impairment of our drilling rigs and other related intangible assets. In the second quarter of 2014 we concluded that the planned sale of our land drilling and workover operations in Russia and Venezuela represented an indicator of impairment and we prepared the analysis necessary to identify the potential impairment and recognize any necessary impairment loss. As a result of our commitment to sell, we recorded a $143 million long-lived assets impairment loss. See “Note 8 – Long-lived Asset Impairments” for additional information regarding the long-lived assets impairment.

We have significant operations that would be adversely impacted in the event of war, political disruption, civil disturbance, economic and legal sanctions or changes in global trade policies.

Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, Africa, Latin America, the Asia Pacific, Europe and Russia regions that are subject to risks of war, political disruption, civil disturbance, economic and legal sanctions (such as restrictions against countries that the U.S. government may deem to sponsor terrorism) and changes in global trade policies. Our operations may be restricted or prohibited in any country in which the foregoing risks occur.

In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact our results of operations:

•	disruption of oil and natural gas exploration and production activities;

•	restriction of the movement and exchange of funds;

•	our inability to collect receivables;

•	loss of or nationalization of assets in affected jurisdictions;

•	enactment of additional or stricter U.S. government or international sanctions; and

•	limitation of our access to markets for periods of time.

In the third quarter of 2014, geopolitical issues and disruptions in North Africa, primarily Libya, resulted in the decisions to exit product lines in selected markets, which had a negative impact on our 2014 results. We recognized a restructuring and long-lived asset impairment of $81 million related to these markets. We risk loss of assets in any location where hostilities arise and persist. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.

Continuing political instability in Ukraine, sanctions against Russia, and Russia’s potential response to those sanctions could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the U.S., have imposed, and may continue imposing further, economic sanctions on Russia and Ukraine. Presently, concerns related to ongoing unrest in Ukraine have prompted calls for increasing levels of economic sanctions against Russia and Ukraine. A significant amount of our revenues and business transactions are from Russia and its surrounding areas. Continuing political instability in the surrounding region and additional economic sanctions imposed by either the U.S. or the world community may result in serious economic challenges in Russia and the surrounding areas, and the imposition of trade restrictions may delay or prevent shipment of products to or services performed in those countries, resulting in a significant impact on our business and other planned transactions. Further, potential responses by Russia to those sanctions could adversely affect European economic conditions, which could in turn affect our business in Europe. Accordingly, continuing political instability in Ukraine, sanctions against Russia and Russia’s potential response to such sanctions could have a material adverse effect on our business, results of operations and financial condition.

The divestiture of our land drilling rigs business may not be completed on the currently contemplated timeline, or at all, and we may not achieve the intended benefits of our divestitures completed in 2014.

In 2014, we divested certain of our non-core business lines (land drilling rigs in Russia and Venezuela, engineered chemistry and Integrity drilling fluids, pipeline and specialty services and production services). We have not yet completed the divestiture of the remaining portion of our land drilling rigs, which we may accomplish through an initial public offering, a spin-off, an asset sale, or some combination of the foregoing.  Any such divestiture would be complex in nature and may be affected by unanticipated developments, such as unfavorable market conditions, including as a result of the recent and significant decrease in the price of crude oil, delays in obtaining regulatory or governmental approvals and challenges in establishing processes and infrastructure for both the underlying business and for potential investors or buyers of the business, which may result in such divestiture being delayed, or not being completed at all. In addition, for divestitures we completed in 2014, we incurred considerable expense, and spent significant amounts of time. There is no guarantee that we will fully realize the intended benefits of consummating such divestiture transactions.

We have been the subject of governmental and internal investigations related to alleged corrupt conduct and violations of U.S. sanctioned country laws, which were costly to conduct, resulted in a loss of revenue and substantial financial penalties and created other disruptions for the business. If we are the subject of such investigations in the future, it could have a material adverse effect on our business, financial condition and results of operations.

In 2013 and 2014, we settled investigations of prior alleged violations by us and certain of our subsidiaries related to certain trade sanctions laws, participation in the United Nations oil-for-food program governing sales of goods into Iraq and non-compliance with the Foreign Corrupt Practices Act (“FCPA”). These settlement agreements required us to pay $253 million and to retain, for a period of at least 18 months, an independent monitor responsible for assessing our compliance with the terms of the settlement agreements so as to address and reduce the risk of recurrence of alleged misconduct, after which we would continue to evaluate our own compliance program and make periodic reports to the Department of Justice (“DOJ”) and SEC and to maintain agreed compliance monitoring and reporting systems, all of which was and is costly to us. These settlement agreements also require us to retain an independent third party to retroactively audit our compliance with U.S. export control laws during the years 2012, 2013 and 2014.

Failure to comply with the terms of the settlement agreements could have serious consequences. Breach of the settlement agreements with the DOJ could subject us and certain of our subsidiaries to prosecution for the FCPA and trade sanctions criminal violations that were resolved in the settlement. Under such circumstances, the DOJ would be permitted to rely upon the admissions we and certain of our subsidiaries made in the settlement, and would benefit from our waiver of certain procedural and evidentiary defenses. In addition, if we were to breach the terms of the settlement agreements concerning trade sanctions violations, all of our export privileges, and the export privileges of certain of our subsidiaries, could be revoked for one year. Moreover, failure to abide by the terms of the settlement agreements with the SEC or the Commerce or Treasury Departments would permit these agencies to pursue rescission of the settlement agreements, exposing us and certain of our subsidiaries to civil enforcement proceedings in connection with the conduct that had previously been resolved in those settlement agreements.

To the extent we violate trade sanctions laws, the FCPA or other laws or regulations in the future, additional fines and other penalties may be imposed and there would be uncertainty as to the ultimate amount of any penalties we could pay and there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition and results of operations.

For additional information about these actions and claims, you should refer to the section entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20 – Disputes, Litigation and Contingencies.”

Our significant international operations subject us to economic risks and we may be adversely affected by changes in foreign currency including devaluation and changes in local banking and currency regulations and exchange controls.

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, such as Latin America, the Middle East and Southeast Asia, the currency of our primary economic environment is the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar, and the functional currency is the applicable local currency. As such, we are exposed to significant currency fluctuation exchange risk and devaluation risk. For example, in 2014 and 2013, we recognized pre-tax charges of $245 million ($252 million after-tax) and $100 million ($94 million after-tax), respectively, on the devaluation of the Venezuelan bolivar fuertes (“bolivars”). For information about the Venezuelan bolivar devaluation, you should refer to the section entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies.” Any future change in the exchange rate we have adopted in Venezuela could cause us to take additional charges on the bolivar denominated assets held by our subsidiaries.

We are also subject to risks resulting from changes in the implementation of exchange controls, as well as limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries. If we are unable to reinvest earnings or repatriate foreign income, our liquidity and recognition of income tax liabilities may be negatively affected.

We have noted the concerns raised by the International Monetary Fund (“IMF”) relating to the accuracy of Argentina’s officially reported consumer price index. Given the lack of verifiable information, objective sources have not observed data that would support designating Argentina as “Highly Inflationary.” We are closely monitoring the work of the IMF and the price index information that becomes available. As of December 31, 2014, we had a net monetary asset position denominated in Argentina pesos of $120 million, comprised primarily of accounts receivable and current liabilities. Any future change in the exchange rate we have adopted in Argentina could cause us to take charges or to change the exchange rate we use and could also result in gains or losses on the Argentine peso denominated assets held by our subsidiaries.

The credit risks of our concentrated customer base could result in losses.

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Those countries that rely heavily upon income from hydrocarbon exports would be hit particularly hard by a drop in oil prices. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform on-going credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

Our business in Venezuela subjects us to actions by the Venezuelan government or our primary customer which could have a material adverse effect on our liquidity, results of operations and financial condition.

The future results of our Venezuelan operations may be adversely affected by many factors, including our ability to take action to mitigate the effect of a further devaluation of the Venezuelan bolivar, the foreign currency exchange rate and exchange controls, other actions of the Venezuelan government and the general economic conditions in the country, resulting from continued inflation and future customer payments and spending. We may continue to see a delay in payment on our receivables from our primary customer in Venezuela or may be compelled to accept bonds as payment, which may then be sold at a loss. On December 17, 2013, we accepted bonds with a face value of $127 million from PDVSA in full settlement of $127 million in trade receivables. Upon receipt, we immediately sold these bonds in a series of transactions recognizing a loss of $58 million. If PDVSA further delays paying or fails to pay a significant amount of our outstanding receivables, or if there is a major action by the Venezuelan government, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

Credit rating agencies could lower our credit ratings.

Credit rating agencies could downgrade our credit ratings. Our Standard & Poor’s Ratings Services’ (“S&P”) credit rating on our senior unsecured debt is currently BBB- and our short-term rating is A-3. On December 22, 2014, S&P placed our ratings on CreditWatch with negative implications. Our Moody’s Investors Ratings Services’ credit rating on our unsecured debt is currently Baa3 and our short-term rating is P-3, both with a stable outlook. If our credit ratings are lowered to non-investment grade levels this could limit our ability to refinance our existing debt, could cause us to refinance or issue debt with less favorable terms and conditions and could increase certain fees and interest rates of our borrowings. Suppliers and financial institutions may lower or eliminate the level of credit provided through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances.

Any capital financing that may be necessary to fund growth may not be available to us at economic rates.

The condition of the credit and equity markets and the potential impact on liquidity of major financial institutions may have an adverse effect on our ability to fund growth opportunities through borrowings, under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable. If we are unable to borrow via debt offerings, our credit facility or commercial paper program, we could experience a reduction of liquidity and may result in difficulty funding our operations, repayment of short-term borrowings, payments of interest and other obligations. This could be detrimental to our business and have a material adverse effect on our liquidity, consolidated results of operations and financial condition.

A terrorist attack could have a material and adverse effect on our business.

We operate in many dangerous countries, such as Iraq, in which acts of terrorism or political violence are a substantial and frequent risk. Such acts could result in kidnappings or the loss of life of our employees or contractors, a loss of equipment, which may or may not be insurable in all cases, or a cessation of business in an affected area. We cannot be certain that our security efforts will in all cases be sufficient to deter or prevent acts of political violence or terrorist strikes against us or our customers’ operations.

Our failure to maintain effective internal controls over financial reporting has resulted in governmental investigations and shareholder lawsuits and could further result in material misstatements in our financial statements which, in turn, could require us to restate financial statements, may cause investors to lose confidence in our reported financial information and could have an adverse effect on our share price or our debt ratings.

We have previously identified a material weakness in our internal controls over financial reporting that had resulted in a material weakness in accounting for income taxes. As of December 31, 2013, we remediated our material weakness in accounting for income taxes. We cannot assure you that additional material weaknesses in our internal controls over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal controls over financial reporting. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and/or cause investors to lose confidence in our reported financial information, potentially leading to a decline in our share price.

The SEC and DOJ are investigating the circumstances surrounding the prior material weakness in our internal controls over financial reporting for income taxes and the restatements of our historical financial statements in 2011 and 2012. We are cooperating fully with these investigations.

Additionally, in March 2011, a shareholder derivative action was filed purportedly on behalf of the Company against certain current and former officers and directors, alleging breaches of duty related to the material weakness and restatement announcements. In February 2012, a second shareholder derivative action was filed. In March 2012, a second purported securities class action captioned Freedman v. Weatherford International LTD., et al., No. 12-cv-2121-LAK (SDNY) was filed against us and certain current and former officers in the U.S. District Court for the Southern District of New York. That case alleges violation of the federal securities laws related to the restatement of our historical financial statements announced on February 21, 2012, and later added claims related to the announcement of a subsequent restatement on July 24, 2012. That case is in active discovery. For additional information about these actions and claims, you should refer to the section entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20 – Disputes, Litigation and Contingencies.”

We are unable to predict the outcome of these investigations and lawsuits due to the inherent uncertainties they present and we are unable to predict potential outcomes or estimate the range of potential loss contingencies, if any. The government, generally, has a broad range of civil and criminal penalties available for these types of matters under applicable law and regulation, including injunctive relief, fines, penalties and modifications to business practices, some of which, if imposed on us, could be material to our business, financial condition or results of operations. For additional information about these actions and claims, you should refer to the section entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20 – Disputes, Litigation and Contingencies.”

Additionally, in March 2011, a purported shareholder class action captioned Dobina v. Weatherford International Ltd., et al., No. 1:11-cv-01646-LAK (SDNY), was filed in the U.S. District Court for the Southern District of New York, following our announcement on March 1, 2011 of a material weakness in our internal controls over financial reporting for income taxes, and restatement of our historical financial statements. The Dobina lawsuit alleged violation of the federal securities laws by us and certain current and former officers. On January 29, 2014, we, together with certain current and former officers, resolved the Dobina lawsuit. The settlement was approved by the U.S. District Court for the Southern District of New York on January 5, 2015, and final judgment entered on January 30, 2015. Pursuant to the settlement, we were required to pay $53 million, which was entirely funded by our insurers, in exchange for dismissal with prejudice of the litigation and the unconditional release of all claims, known or unknown, that settlement class members brought or could have brought against us and individual defendants related to the facts and allegations in the litigation. As a condition of the settlement, we and the other defendants deny any liability or wrongdoing related to the allegations in the litigation.

Adverse changes in tax laws both in the United States and abroad, changes in tax rates or exposure to additional income tax liabilities could have a material adverse effect on our results of operations.

In 2002, we reorganized from the United States to a foreign jurisdiction. There are frequent legislative proposals in the United States that attempt to treat companies that have undertaken similar transactions as U.S. corporations subject to U.S. taxes or to limit the tax deductions or tax credits available to United States subsidiaries of these corporations. The realization of the tax benefit of becoming foreign incorporated could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdictions. The inability to realize this benefit could have a material impact on our financial statements.

Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries in which we operate with differing tax rates, changes in deferred tax assets and liabilities or changes in tax laws. Numerous foreign jurisdictions in which we operate have been influenced by studies performed by the Organization of Economic Cooperation and Development (“OECD”) and are increasingly active in evaluating changes to their tax laws. The OECD, which represents a coalition of member countries, has issued various white papers addressing Tax Base Erosion and Jurisdictional Profit Shifting. Their recommendations are aimed at combating what they believe is tax avoidance. Changes in tax laws could affect the distribution of our earnings and the results of our operations.

U.S. persons that own, or are deemed to own, 10% or more of our shares may be subject to U.S. federal income taxation under the controlled foreign corporation (“CFC”) rules and may also subject the Company to increased taxation. The potential for shareholders to be taxed under the CFC rules may impact demand for our shares.

Currently, certain of our subsidiary corporations are not considered CFCs because they are less than 50% owned by our U.S. group of subsidiaries and other 10% or greater shareholders. However, there is a risk that if a U.S. shareholder holds 10% or more of our shares, directly, indirectly or by attribution, that some of our subsidiaries could be classified as CFCs for U.S. federal income tax purposes. If one or more of our subsidiaries is classified as a CFC, any shareholder that is a U.S. person that owns, directly or indirectly or by attribution, 10% or more of our outstanding shares, as well as the Company, may be subject to U.S. income taxation at ordinary income tax rates on all or a portion of the CFC’s undistributed earnings and profits attributable to “subpart F income.” The CFC rules are complex and U.S. persons that hold our shares are urged to consult their own tax advisors regarding the possible application of the CFC rules to them in their particular circumstances. The risk of being subject to increased taxation may deter our current shareholders from acquiring additional ordinary shares or new shareholders from establishing a position in our ordinary shares. Either of these scenarios could impact the demand for, and value of, our shares.

The anticipated benefits of our redomestication to Ireland may not be realized. Additionally, we and our shareholders could be subject to increased taxation if we are considered to be a tax resident in both Switzerland and Ireland.

In 2014, we redomesticated from Switzerland to Ireland. We may not realize the benefits we anticipate from this redomestication. Our failure to realize those benefits could have an adverse effect on our business, results of operations and financial condition. Additionally, while we moved our place of incorporation from Switzerland to Ireland in 2014, we continue to be effectively managed from Switzerland. Under current Swiss law a company is regarded as a Swiss tax resident if it has its place of effective management in Switzerland or is incorporated in Switzerland. Where a company is treated as a tax resident of Switzerland as a result of having its place of effective management in Switzerland, Irish law provides Ireland will generally treat the company as not resident in Ireland for Irish tax purposes. We intend to maintain our place of effective management in Switzerland and therefore qualify as a Swiss, but not Irish, tax resident. However, it is possible that in the future, whether as a result of a change in law or tax treaty or how we manage our business, that we could become a tax resident in Ireland in addition to Switzerland. If we were to be considered to be a tax resident of Ireland, we could become liable for Irish and Swiss corporation tax and any dividends paid to its shareholders could be subject to Irish and Swiss dividend withholding tax.

The rights of our shareholders are governed by Irish law following our 2014 redomestication from Switzerland to Ireland. Irish law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States. Additionally, while we are an Irish company, we hold shareholders meetings in Switzerland, which may make attendance in person more difficult for some investors.

We are incorporated in Ireland and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

We are organized under the laws of Ireland, and a significant portion of our assets are located outside the United States. The United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As such, a shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Ireland. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. The laws of Ireland do, however, as a general rule, provide that the judgments of the courts of the United States have the same validity in Ireland as if rendered by Irish Courts. Certain important requirements must be satisfied before the Irish Courts will recognize the U.S. judgment. The originating court must have been a court of competent jurisdiction, the judgment must be final and conclusive and the judgment may not be recognized if it was obtained by fraud or its recognition would be contrary to Irish public policy. Any judgment obtained in contravention of the rules of natural justice or that is irreconcilable with an earlier foreign judgment would not be enforced in Ireland.

Similarly, judgments might not be enforceable in countries other than the United States where we have assets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our operations are conducted in over 100 countries and we have manufacturing facilities, research and technology centers, fluids and processing centers and sales, service and distribution locations throughout the world. The following sets forth the locations of our principal owned or leased facilities for our commercial operations by geographic segment as of December 31, 2014:

Region	Specific Location
North America:	Katy, Greenville, San Antonio, Pasadena and Leetsdale, Texas; Williston, North Dakota; Schriever, Louisiana; and Nisku, Canada.

Latin America:	Villahermosa, Tihuatlan, Reynosa and Venustiano Carranza, Mexico; Ciudad Ojeda, Venezuela; and Rio de Janeiro, Brazil.

Europe/SSA/Russia:	Langenhagen, Germany; Aberdeen, UK; and Stavanger, Norway.

MENA/Asia Pacific:	Hassi Messaoud, Algeria; Dharan, Saudi Arabia; Kurdistan and North Rumalia, Iraq; Abu Dhabi and Dubai, United Arab Emirates; Jiangsu and Shifang, China; and Singapore, Singapore.

Our headquarters are in Switzerland, with offices in Geneva and Baar, and we have corporate offices in Houston, Texas. We own or lease numerous other facilities such as service centers, shops and sales and administrative offices throughout the geographic regions in which we operate. All of our owned properties are unencumbered. We believe the facilities that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings

In the ordinary course of business, we are the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.

Please see the following:

•	“Item 1. – Business – Other Business Data – Federal Regulation and Environmental Matters,” which is incorporated by reference into this item.

•
“Item 1A. – Risk Factors – We have been the subject of governmental and internal investigations related to alleged corrupt conduct and violations of U.S. sanctioned country laws, which were costly to conduct, resulted in a loss of revenue and substantial financial penalties and created other disruptions for the business. If we are the subject of such investigations in the future, it could have a material adverse effect on our business, financial condition and results of operations,” which is incorporated by reference into this item.

•	“Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20 – Disputes, Litigation and Contingencies.”

Although we are subject to various on-going items of litigation, we do not believe it is probable that any of the items of litigation to which we are currently subject will result in any material uninsured losses to us. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases that would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares are traded under the symbol “WFT” on the New York Stock Exchange (“NYSE”). As of February 10, 2015, there were 2,050 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low sales prices per share for our stock as reported on the NYSE.

	Price
	High	Low
Year ending December 31, 2014
First Quarter	$17.53	$13.07
Second Quarter	23.25	16.68
Third Quarter	24.88	20.00
Fourth Quarter	20.89	10.07

Year ending December 31, 2013
First Quarter	$13.70	$11.08
Second Quarter	14.65	11.66
Third Quarter	15.80	13.60
Fourth Quarter	17.38	14.44

On February 10, 2015, the closing sales price of our shares as reported by the NYSE was $11.97 per share. We have not declared or paid cash dividends on our shares since 1984. We intend to retain any future earnings and do not expect to pay any cash dividends in the near future.

In conjunction with our 2014 redomestication, we amended our Executive Deferred Compensation Stock Ownership Plan to provide that benefits thereunder may be payable in cash in lieu of our shares of Weatherford. In 2014, the trustee for our executive deferred compensation plan, a consolidated subsidiary, sold 973,611 shares, at $22.41 per share, of our common stock totaling approximately $22 million in cash proceeds for the benefit of the plan participants.

Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under “Item 12(d). – Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated by reference into this item.

Performance Graph

This graph compares the yearly cumulative return on our shares with the cumulative return on the Dow Jones U.S. Oil Equipment & Services Index and the Dow Jones U.S. Index for the last five years. The graph assumes the value of the investment in our shares and each index was $100 on December 31, 2009. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Five-Year Cumulative Total Return
Weatherford ordinary shares, the Dow Jones U.S.
Oil Equipment and Services Index and
the Dow Jones U.S. Index

 Item 6. Selected Financial Data

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. – Financial Statements and Supplementary Data,” which contain information on the comparability of the selected financial data and are both contained in this report. Discussion of material uncertainties is included in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20 – Disputes, Litigation and Contingencies.” The following information may not be indicative of our future operating results.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2014	2013	2012	2011	2010
Statements of Operations Data:
Revenues	$14,911	$15,263	$15,215	$12,988	$10,221
Operating Income	505	523	298	1,307	774
Income (Loss) From Continuing Operations Attributable To Weatherford	(584)	(345)	(778)	189	(217)
Basic Earnings (Loss) Per Share From Continuing Operations Attributable To Weatherford	(0.75)	(0.45)	(1.02)	0.25	(0.29)
Diluted Earnings (Loss) Per Share From Continuing Operations Attributable To Weatherford	(0.75)	(0.45)	(1.02)	0.25	(0.29)

Balance Sheet Data:
Total Assets	$18,889	$21,977	$22,795	$21,051	$19,199
Short-term Borrowings and Current Portion of Long-term Debt	727	1,653	1,585	1,320	235
Long-term Debt	6,798	7,061	7,049	6,286	6,530
Shareholders’ Equity	7,033	8,203	8,818	9,345	9,118
Cash Dividends Per Share	—	—	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our MD&A begins with an executive overview that provides a general description of our Company, a synopsis of industry market trends, insight into our perspective of the opportunities and challenges we face and our outlook for 2015. Next, we analyze the results of our operations for the last three years, including the trends in our business, and review our liquidity, capital resources and contractual commitments. We conclude with an overview of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements. The “Company,” “we,” “us” and “our” refer to Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis, or for periods prior to June 17, 2014, to our predecessor, Weatherford International Ltd. (“Weatherford Switzerland”), a Swiss joint-stock corporation and its subsidiaries on a consolidated basis.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in “Item 8. – Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, refer to the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. – Risk Factors.”

Overview

General

We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis, and we report the following regions as separate, distinct reporting segments: North America, MENA/Asia Pacific, Europe/SSA/Russia and Latin America.

We principally provide equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our two product service line groups: (1) Formation Evaluation and Well Construction and (2) Completion and Production, which together comprise a total of 15 service lines.

•
Formation Evaluation and Well Construction service lines include Managed-Pressure Drilling, Drilling Services, Tubular Running Services, Drilling Tools, Integrated Drilling, Wireline Services, Testing and Production Services, Re-entry and Fishing, Cementing, Liner Systems, Integrated Laboratory Services and Surface Logging.

•	Completion and Production service lines include Artificial Lift Systems, Stimulation and Completion Systems.

We may sell our products and services separately or may bundle them together to provide integrated solutions up to, and including, integrated well construction where we are responsible for the entire process of drilling, constructing and completing a well. Our customers include both exploration and production companies and other oilfield service companies. Depending on the service line, customer and location, our contracts vary in their terms, provisions and indemnities. We earn revenues under our contracts when products and services are delivered. Typically, we provide products and services at a well site where our personnel and equipment may be located together with personnel and equipment of our customer and third parties, such as other service providers. Our services are usually short-term in nature, day-rate based and cancellable should our customer wish to alter the scope of work. Consequently, our backlog of firm orders is not material to the Company.

Redomestication to Ireland

On June 17, 2014, we completed the change in our place of incorporation from Switzerland to Ireland, whereby Weatherford Ireland became the new public holding company and the parent of the Weatherford group of companies (the “Merger”). In connection with the Merger each registered share of Weatherford Switzerland was exchanged for the allotment of one ordinary share of Weatherford Ireland. The authorized share capital of Weatherford Ireland includes 1.356 billion ordinary shares with a par value of $0.001 per share. Our ordinary shares are listed on the NYSE under the symbol “WFT”. Our ordinary shares are no longer listed on the SIX Swiss Exchange or the NYSE Euronext-Paris, and we do not plan to list on the Irish Stock Exchange.

Divestitures

Throughout 2014, we successfully disposed several of our non-core businesses. We received cash proceeds totaling approximately $1.7 billion from these dispositions, which were not core to our ongoing business strategy, and used approximately $1.2 billion of the proceeds to reduce debt. See “Note 2 – Business Combinations and Divestitures.”

In July 2014, we completed the sale of our land drilling and workover rig operations in Russia and Venezuela. We received proceeds upon closing of $499 million plus estimated working capital adjustments of $3 million. Following the previously recorded impairments and upon closing the transaction, we recognized a loss of approximately $15 million, however, the final proceeds and loss recognition are subject to settlement of working capital adjustments in 2015.

In September 2014, we completed the sale of our pipeline and specialty services business. We received total proceeds of $246 million plus preliminary estimated working capital adjustments of $2 million and recognized a gain of approximately $49 million resulting from this transaction. The final proceeds and gain recognition are subject to settlement of working capital adjustments in 2015.

In December 2014, we completed the sale of our engineered chemistry and Integrity drilling fluids businesses for proceeds totaling $750 million less estimated working capital adjustments of $16 million and a potential increase for an earnout that is tied to the post-closing performance of the businesses. We recognized a gain of approximately $250 million resulting from this transaction. The final proceeds and gain recognition are subject to settlement of the potential earnout and a working capital adjustment. We expect to settle the working capital adjustment in 2015 and the earnout in 2016.

In December 2014, we disposed of all of our shares in Proserv Group Inc. (“Proserv”), which was an equity investment not associated with our product lines, and recognized a gain of $65 million resulting from this transaction.

Long-lived Asset and Goodwill Impairments

For the year ended December 31, 2014, we had total non-cash impairment charges for long-lived and goodwill of $656 million, of which $495 million is related to long-lived asset impairment and $161 million is related to goodwill impairment. In the fourth quarter of 2014, we recognized a long-lived asset impairment of $352 million to adjust the assets of our rig business to fair value. We also recognized a $40 million goodwill impairment charge upon completion of our annual goodwill impairment test in the fourth quarter to adjust the assets of our rig business to fair value. In the second and third quarters of 2014, as a result of our commitment to sell our land drilling and workover rig operations in Russia and Venezuela, we recorded a $143 million long-lived assets impairment loss and a $121 million goodwill impairment loss. See “Note 8 – Long-lived Asset Impairments” and “Note 9 – Goodwill” for additional information regarding the long-lived, other asset and goodwill impairments.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
2014	$53.27	$2.90	2,294	1,315
2013	98.42	4.19	2,129	1,320
2012	91.82	3.35	2,178	1,260

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the last business day of the year indicated at Cushing Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the last business day of the year indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count for the fourth quarter – Source: Baker Hughes Rig Count

Oil prices fluctuated during 2014, ranging from a high of $106.83 per barrel in late June to a low of $53.27 per barrel in late December. Natural gas ranged from a high of $5.47 MM/BTU in late January to a low of $2.90 MM/BTU in late December. Additionally, between December 31, 2014 and January 31, 2015, the WTI per barrel price declined 9% while North American and International Rig Count continued to decline from the end of 2014 by12% and 4%, respectively. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within OPEC, weather and geopolitical uncertainty.

Opportunities and Challenges

Our industry offers many opportunities and challenges. The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. We have created a long-term strategy aimed at growing our businesses, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, respond to industry demands, successfully maximize the benefits from our acquisitions and successfully complete the disposition of our non-core businesses. During 2014 we completed the sale of our Engineered Chemistry and Integrity drilling fluids businesses, our interest in Proserv and our rigs in Russia and Venezuela. We collected over $1.7 billion in divestiture proceeds from the sale of these non-core businesses, far exceeding our $1 billion target. We will continue our plan to divest of the remaining land drilling rigs business.

Outlook

In 2015, we begin a year that is challenged by the recent steep decline in oil prices. This is expected to materially reduce capital spending by our customers. This cut in spending by our customers is expected to reduce our revenue, both through lower activity levels and pricing. Our response to this environment will be to continue to focus on developing our core businesses while reducing cost and improving cash flow discipline. In the fourth quarter of 2014, being quickly responsive to these changing market conditions, we commenced a reduction in force exercise targeting 5,000 employee positions, of which more than 85% are located in the Western Hemisphere. The reductions identified in 2014 are expected to be materially complete by the end of the first quarter of 2015, and in the first quarter we expect to identify approximately an additional 3,000 positions for reduction.

We expect North America to be severely impacted by both lower volume and pricing pressure as our customers continue to respond to the decline in commodity prices. Activity in North America will be curtailed but partially offset by our efforts to rationalize our cost structure. We expect Latin America to show contraction in Mexico, Colombia and Venezuela. We also expect improvements in Brazil to be driven primarily by Well Construction activity and improvements in Argentina due to increased activity in unconventional reservoirs. Improvements in these markets will partially offset the contraction in the other Latin American markets mentioned above.

We expect the Eastern Hemisphere to show resilient year-on-year performance in 2015. The Middle East will play an important role with incremental business in the Gulf markets, and Sub-Sahara Africa will continue to build on its 2014 success in Well Construction market penetration. Russia will be negatively impacted by the ruble exchange rate, and Europe will also be challenged by the decline in commodity prices. Asia Pacific will shrink in response to the lower commodity price environment.

Over the longer term, we believe the outlook for our core businesses is favorable. As well production decline rates accelerate and reservoir productivity complexities increase, our clients will continue to face challenges associated with decreasing the cost of extraction activities and securing desired rates of production. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and increase demand for our products and services. These factors provide us with a positive outlook for our core businesses over the longer term. However, the level of improvement in our core businesses in the future will depend heavily on pricing, volume of work and our ability to offer solutions to more efficiently extract hydrocarbons, control costs and penetrate new and existing markets with our newly developed technologies.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and/or objectives. It is also our intention to divest our remaining land drilling rigs. Upon completion, the cash proceeds from any divestitures are expected to be used to repay or repurchase debt. Any such debt reduction may include the repurchase of our outstanding senior notes prior to their maturity in open market, privately negotiated transaction or otherwise.

The oilfield services industry growth is highly dependent on many external factors, such as our customers’ capital expenditures, world economic and political conditions, the price of oil and natural gas, member-country quota compliance within OPEC and weather conditions and other factors, including those described in the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. – Risk Factors.”

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for 2014, 2013 and 2012. See “Notes to Consolidated Financial Statements – Note 22 – Segment Information” for additional information regarding variances in operating income.

				Percentage Change
	Year Ended December 31,			Favorable (Unfavorable)
(Dollars in millions, except per share data)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Revenues:
North America	$6,852	$6,390	$6,824	7%	(6)%
MENA/Asia Pacific	3,095	3,344	2,795	(7)%	20%
Europe/SSA/Russia	2,584	2,693	2,519	(4)%	7%
Latin America	2,380	2,836	3,077	(16)%	(8)%
	14,911	15,263	15,215	(2)%	—%
Operating Income (Expense):
North America	996	820	1,078	21%	(24)%
MENA/Asia Pacific	85	(96)	34	189%	(382)%
Europe/SSA/Russia	386	288	315	34%	(9)%
Latin America	256	306	395	(16)%	(23)%
Research and Development	(290)	(265)	(257)	(9)%	(3)%
Corporate Expenses	(178)	(201)	(196)	11%	(3)%
Restructuring Charges	(331)	—	—	—%	—%
Long-Lived Asset Impairment	(495)	—	—	—%	—%
Goodwill and Equity Investment Impairment	(161)	—	(793)	—%	100%
U.S. Government Investigation Loss	—	(153)	(100)	100%	(53)%
Gain on Sale of Businesses and Investments, Net	349	24	28	1,354%	(14)%
Other Items	(112)	(200)	(206)	44%	3%
	505	523	298	(3)%	76%

Interest Expense, Net	(498)	(516)	(486)	3%	(6)%
Devaluation of Venezuelan Bolivar	(245)	(100)	—	(145)%	—%
Other, Net	(17)	(77)	(100)	78%	23%
Provision for Income Tax	(284)	(144)	(462)	(97)%	69%
Net Loss per Diluted Share	(0.75)	(0.45)	(1.02)	(67)%	56%
Weighted Average Diluted Shares Outstanding	777	772	765	(1)%	(1)%
Depreciation and Amortization	1,371	1,402	1,282	2%	(9)%

Revenues

The following table contains the percentage distribution of our consolidated revenues by product service line group for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Formation Evaluation and Well Construction	58%	61%	56%
Completion and Production	42	39	44
Total	100%	100%	100%

Consolidated Revenues

2014 vs 2013

Consolidated revenues decreased $352 million, or 2%, in 2014 compared to 2013. International revenues decreased $814 million, or 9%, in 2014 compared to 2013, on a slight decrease in 2014 annual international average rig count. International revenues represent revenues from all segments other than North America. The decline in Europe/SSA/Russia and Latin America revenues was aided by the disposal of our land drilling and workover rig operations in Russia and Venezuela and our pipeline services business. These divestitures were completed on July 31, 2014 and September 1, 2014, respectively. Latin America also experienced additional revenue declines related to the completion of project work in Mexico and the impact of our self-imposed capital discipline to reduce activity in Venezuela which impacted the first half of 2014. The international revenue decline was also attributable to our MENA/Asia Pacific segment due to lower activity on our remaining legacy contracts in Iraq and a reduction in scope of work on a project in China.

The decline in international revenue was partially offset by an increase in North America. Revenue in our North America segment increased $462 million, or 7%, in 2014 compared to the prior year, on an 6% increase in the 2014 annual North American average rig count. The increased revenue was primarily due to higher demand for pressure pumping, artificial lift, completions and formation evaluation products and services. Total revenues in the United States, which is part of our North America segment, were $5.6 billion and $5.2 billion for the years ended December 31, 2014 and 2013, respectively.  The remaining revenues of our North America segment of $1.3 billion and $1.2 billion for the years ended December 31, 2014 and 2013, respectively, were derived from our operations in Canada.

2013 vs 2012

Consolidated revenues increased $48 million in 2013 compared to 2012. International revenues increased $482 million, or 6%, in 2013 compared to 2012, on a 5% increase in the 2013 annual international average rig count. Increased activity in the eastern hemisphere, primarily due to higher demand for our drilling services, well construction, artificial lift and integrated drilling product service lines, was the driver for the increase compared to 2012. Revenue in our North America segment decreased $434 million, or 6%, in 2013 compared to the prior year, on a 7% decrease in the 2013 annual North American average rig count. The decrease in revenue was due to reduced demand and the associated pricing pressure on our pressure pumping and wireline service lines as well as the sale of our industrial screen business in the first half of 2013.

Operating Income

2014 vs 2013

Consolidated operating income decreased $18 million, or 3%, in 2014 compared to 2013. Consolidated operating income for 2014 includes the following charges:

•	$331 million of restructuring charges; and

•
$656 million of non-cash charges primarily for the impairment of long-lived assets and goodwill, of which $495 million is related to long-lived asset impairments and $161 million is related to goodwill impairments.

Partially offsetting these charges in 2014, was a $349 million gain on sale of businesses and investments, which includes gains on the disposition of our engineered chemistry and Integrity drilling fluids businesses, Proserv investment and pipeline and specialty services business, offset by a loss on the sale of our land drilling and workover rig operations in Russia and Venezuela.

Excluding, from both years, the impairment charges for long-lived assets and goodwill, restructuring charges, the $153 million of FCPA settlement charge in 2013 and the gain on the sale of businesses and investments in both years our consolidated adjusted operating income increased $491 million, or 75%, in 2014 compared to 2013, primarily due to improvements in our North America, MENA/Asia Pacific and Europe/SSA/Russia segments. North America operating income increased $176 million, or 21%, in 2014 driven by the higher revenues from increased demand and improved pricing from our pressure pumping, completions and formation evaluation product lines and a lower cost structure achieved through our reduction in workforce and closure of less profitable locations. MENA/Asia Pacific operating income increased $181 million, or 189%, primarily due to decreased operating costs related to lower activity on our remaining legacy contract in Iraq, the completion of another legacy Iraq contract earlier in 2014 and a gain of $16 million from the acquisition of an additional 30% ownership interest in a joint venture in China. Europe/SSA/Russia operating income increased $98 million, or 34%, in 2014, which was largely attributable to improvements in activity in Europe and continued growth in Sub-Sahara Africa, generally across all product lines. In 2014, Latin America operating income decreased 16% largely related to lower demand for our artificial lift and formation evaluation services resulting from the completion of project work in Mexico and our self-imposed capital discipline driven activity reductions in Venezuela during the first half of 2014. These declines were partially offset by improved results of continued focus on higher margin activity in Argentina and Brazil with improvements in pressure pumping, formation evaluation and well construction services.

During 2014, other items include expenses of $112 million incurred in conjunction with the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations and our redomestication from Switzerland to Ireland.

2013 vs 2012

Consolidated operating income increased $225 million, or 76%, in 2013 compared to 2012, primarily due to the 2012 goodwill and equity investment impairment charges totaling $793 million. Excluding these impairment charges, operating income declined $568 million, driven by a $504 million decrease from our operating segments income. This decrease was primarily due to pricing pressure and decreased demand across most service lines in our North America segment as compared to 2012 and from estimated losses of $232 million for our long-term early production facility construction contracts in Iraq. In 2013, we recognized bad debt expense of $98 million, of which $59 million was in Latin America and almost entirely attributable to a $58 million loss on PDVSA bond exchange for Venezuelan accounts receivable, $27 million in MENA/Asia Pacific, $10 million in Europe/SSA/Russia and $2 million in North America.

During 2013, we recorded a $153 million charge for the settlement of the United Nations oil-for-food program governing sales of goods into Iraq and FCPA matters and recognized other items of $200 million, including $67 million in professional fees and expenses related to the settlement of the U.S. government investigations and the remediation of our material weakness related to income taxes, $94 million of severance and $39 million of exit costs and other items.

Other items of $206 million for 2012 include income tax restatement and material weakness remediation expenses of $103 million, $13 million of costs incurred in connection with U.S. government investigations, $11 million of non-recurring fees and expenses associated with our 2012 debt consent solicitation and severance, exit and other charges of $79 million.

Gain on Sale of Businesses and Investments, Net

During 2014, we recognized a $349 million net gain on sale of businesses and investments, which includes a $250 million gain on the disposition of our engineered chemistry and Integrity drilling fluids businesses, a $65 million gain on the disposition of our Proserv investment and a $49 million gain on the disposition of our pipeline and specialty services business. These gains were partially offset by a $15 million loss on the sale of our land drilling and workover rig operations in Russia and Venezuela.

During 2013, we recognized a $24 million net gain on sale of businesses and investments, which included an $18 million gain on the disposition of our remaining interest in Borets International Limited (“Borets”) and a $6 million gain on the disposition of our industrial screens business.

During 2012, we recognized a $28 million net gain on sale of businesses and investments, as a result of the sale of our subsea controls business.

Foreign Currency - Devaluation of Venezuelan Bolivar

In 2014 and 2013, we recognized pre-tax charges of $245 million ($252 million after-tax) and $100 million ($94 million after-tax), respectively, on the devaluation of the Venezuelan bolivar. The loss related to the devaluation of foreign currency transactions is included in Devaluation of Venezuelan Bolivar in our Consolidated Statements of Operations. As of December 31, 2014, we adopted the SICAD II daily auction rate provided by Venezuela’s Supplementary Foreign Currency Administration System (or “SICAD”) of approximately 50 Venezuelan bolivars per U.S. dollar. This rate has been used at December 31, 2014 for the purposes of remeasuring Venezuelan bolivar denominated assets and liabilities (primarily cash, accounts receivables, trade payables and other current liabilities) because we believe the SICAD II rate to be the rate most representative of the economics in which we operate. At December 31, 2014, our net investment in Venezuela was $361 million and our net monetary asset position denominated in Venezuelan bolivar was $36 million. The 2013 devaluation was due to the Venezuelan government changing the official exchange rate of the bolivar from 4.3 per dollar to 6.3 per dollar for all goods and services.

Our Venezuelan subsidiary has generally been profitable and we retain a certain percentage of the foreign currency that we collect. We closely monitor our ability to convert our bolivar holdings into U.S. dollars. Any future change in the SICAD II rate or opening of additional parallel markets could cause us to change the exchange rate we use and result in gains or losses on the bolivar denominated assets held by our subsidiaries.

A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading February 12, 2014, replacing the previous SICAD II mechanism.  The SIMADI is intended to provide limited access to a free market rate of exchange. At December 31, 2014 our net monetary asset position denominated in Venezuelan bolivar was $36 million.  We believe that significant uncertainty exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism including SIMADI.  Consequently, we are not able to estimate the financial effect of using the SIMADI.  We anticipate recognizing further remeasurement charges in the first quarter of 2015 and will continue to monitor the impact on our financial statements of the evolving Venezuela exchange rate.

Potential Highly Inflationary Country

Recently, IMF has raised concerns relating to the accuracy of Argentina’s officially reported consumer price index. Given the lack of verifiable information, objective sources have not observed data that would support designating Argentina as “Highly Inflationary.” We are closely monitoring the work of the IMF and the price index information that becomes available. As of December 31, 2014, we had a net monetary asset position denominated in Argentina pesos of $120 million, comprised primarily of accounts receivable and current liabilities.

Segment Results

North America

North America revenues increased $462 million, or 7%, in 2014 compared to 2013. North America average rig count increased 8% since December 31, 2013. The 2014 revenue increase was due to higher demand for pressure pumping, artificial lift, completion and formation evaluation products and services and improved pricing in North America across essentially all our core product lines. North America results were also positively impacted by less severe spring seasonality in Canada that resulted in increased productivity in Canada. Revenue in these core product lines had growth of approximately 8% for artificial lift and formation evaluation and 20% for pressure pumping and completions in 2014 compared to 2013.

Operating income increased $176 million, or 21%, in 2014 compared to 2013. The increase in operating income was driven by higher demand and improved pricing from pressure pumping, completions and formation evaluation product lines. Additionally, our decision to reduce our workforce and close lower margin operations this year improved our operating income. Operating margins were 15% in 2014 compared to 13% in 2013.

North America revenues decreased $434 million, or 6%, in 2013 compared to 2012. The 2013 North America average rig count decreased 7% compared to 2012. The decline in revenues was primarily due to reduced demand and the related pricing pressure on our pressure pumping and wireline service lines, as well as a decline in our industrial screens revenue due to the sale of this business unit in 2013. These declines were partially offset by an increase in service line revenues from our well construction services.

Operating income decreased $258 million, or 24%, in 2013 compared to 2012. Declines in operating margin are primarily attributable to pressure pumping margin declines due to price reductions and higher fixed costs, as well as lower gross profit in drilling services driven by a decline in activity. Operating margins were 13% in 2013 compared to 16% in 2012. These margin declines were partially offset by increases in artificial lift operating margins due to increased demand and utilization of our products and services.

MENA/Asia Pacific

MENA/Asia Pacific revenues decreased $249 million, or 7%, in 2014 compared to 2013. The lower revenue for 2014 was primarily due to lower activity on legacy contracts in Iraq as a result of lower progress on our percentage of completion projects. In addition, we had reduced demand related to decreased activity in Australia and Indonesia, primarily from well construction and our non-core businesses. Furthermore, the 2014 revenues were impacted by a reduction of revenue due to a change in scope on a project in China accounted for under the percentage-of-completion method. Partially offsetting the decline in revenues were improvements across our product lines associated with increased demand for services in the Gulf Countries and Southeast Asia.

Operating income increased $181 million, or 189%, in 2014 compared to 2013. The increase in 2014 operating income was primarily due to decreased operating costs related to lower activity on our remaining legacy contracts in Iraq, the completion of a legacy Iraq contract earlier in 2014 and a gain of $16 million as a result of the acquisition of an additional 30% ownership interest in a joint venture in China. Additionally, our decision to reduce our workforce and close lower margin operations in 2014 improved our operating income. Partially offsetting the improvement in MENA/Asia Pacific operating income was the recognition of a $27 million loss resulting from a change in scope on the otherwise profitable project in China accounted for under the percentage-of-completion method.

MENA/Asia Pacific revenues increased $549 million, or 20%, which includes $512 million related to projects in Iraq, in 2013 compared to 2012. The increased revenue was due to higher demand for our drilling services, well construction and artificial lift service lines primarily in Iraq, Saudi Arabia and United Arab Emirates.

Operating income decreased $130 million in 2013 compared to 2012. The 2013 decrease in operating income was primarily due to increased costs in completions, drilling services and integrated drilling, and the additional losses on the long-term early production facility construction contracts in Iraq, accounted for under the percentage of completion method. During 2013, we recognized estimated project losses of $232 million related to these construction contracts. Total estimated losses on these projects were $307 million at December 31, 2013. During 2013, we recognized bad debt expense of $27 million in the MENA/Asia Pacific reporting segment.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment decreased $109 million, or 4%, in 2014 compared to 2013. The decline was driven by the disposal of our land drilling and workover rig operations in Russia and the pipeline services business, which was partially offset by increased activity in Europe and new contract start-ups in Sub-Sahara Africa. The Europe and Sub-Sahara Africa regions realized strong performances due to increased demand primarily for our well construction, completions, and formation evaluation products and services. Revenues were down in Russia and the North Sea and due to the impact of a markedly weaker Russian ruble.

Operating income increased $98 million, or 34%, in 2014 compared to 2013. The operating income improvement was primarily attributable to the recovery in the region, improvements in activity in Europe and continued growth in SSA, generally across all product lines. Additionally, our decision to reduce our workforce and close lower margin operations in 2014 improved our operating income. Operating margins were 15% in 2014 and 11% in 2013.

Revenues in our Europe/SSA/Russia segment increased $174 million, or 7%, in 2013 compared to 2012. The region realized strong performances due to increased activity in integrated drilling in Russia. In addition, Russia and SSA, particularly in Gabon, Congo and Cameroon, had higher demand for our drilling services in 2013.

Operating income decreased $27 million, or 9%, in 2013 compared to 2012. Operating margins were 11% in 2013 and 13% in 2012. The decrease in operating income and margins was due to increased costs for drilling equipment in Russia relative to the prior year related to drilling services, integrated drilling and pipeline and specialty services activity.

Latin America

Revenues in our Latin America segment decreased $456 million, or 16%, and operating income decreased $50 million, or 16%, in 2014 compared to 2013. The decline in revenues and operating income were largely related to a decline in activity associated with lower demand for our artificial lift and formation evaluation services resulting from the completion of project work in Mexico and our self-imposed capital discipline driven activity reductions in Venezuela, which impacted the first half of the year. The decline in revenue and operating income was partially offset by a continued focus on improved higher margin activity around unconventionals in Argentina and well construction services in Brazil. Operating margins were 11% in both 2014 and 2013.

Revenues in our Latin America segment decreased $241 million, or 8%, in 2013 compared to 2012 largely due to lower demand for our artificial lift and integrated drilling services in Mexico, Venezuela and Brazil, partially offset by increased demand for our well construction and pipeline and specialty services.

Operating income decreased $89 million, or 23%, in 2013 compared to 2012 due in part to a $58 million loss recognized upon settlement of $127 million in outstanding receivables due from PDVSA. On December 17, 2013, we accepted bonds with a face value of $127 million from PDVSA in full settlement of $127 million in trade receivables. Upon receipt, we immediately sold these bonds in a series of transactions recognizing a bad debt expense of $58 million. Operating margins were 11% in 2013 and 13% in 2012 due primarily to higher bad debt expenses in the region. Excluding the PDVSA bad debt expense, operating margin in 2013 would have been 13%.

Interest Expense, Net

Interest expense, net decreased $18 million, or 3%, in 2014 compared to 2013 primarily due to repayments of our higher coupon senior notes partially offset by an increase in lower cost short-term borrowings in 2014. Interest expense, net increased $30 million, or 6%, in 2013 compared to 2012 due to increases in our levels of indebtedness largely via our commercial paper program.

Other Expense, Net

Other expense, net was $17 million in 2014, $77 million in 2013 and $100 million in 2012, and these expenses primarily represent foreign currency exchange losses, excluding the devaluation of the Venezuelan bolivar and its impact on our foreign denominated net asset or liability positions relative to the strength of the U.S. dollar.

Due to the magnitude, the 2014 and 2013 devaluation of the Venezuelan bolivar is discussed separately above under the heading “Foreign Currency – Devaluation of Venezuelan Bolivar.” The loss related to the devaluation is presented in the caption “Devaluation of Venezuelan Bolivar” in our Consolidated Statements of Operations. In 2014 and 2013, we recognized pre-tax charges of $245 million ($252 million after-tax) and $100 million ($94 million after-tax), respectively, due to the devaluation of the Venezuelan bolivar.

Income Taxes

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. We are exempt from Swiss cantonal and communal tax on income derived outside Switzerland, and are also granted participation relief from Swiss federal tax for qualifying dividend income and capital gains related to the sale of qualifying investments in subsidiaries. We expect that the participation relief will result in a full exemption of participation income from Swiss federal income tax.

The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions, the impacts of tax planning activities and the resolution of tax audits. Our income derived in Switzerland is taxed at a rate of 7.83%; however, our effective rate is substantially above the Swiss statutory tax rate as the majority of our operations are taxed in jurisdictions with much higher tax rates.

Our provision for income taxes was $284 million in 2014, $144 million in 2013 and $462 million in 2012, which resulted in an effective tax rate of (111)%, (85)% and (160)%, respectively. In 2014, we had a tax provision of $284 million on a loss before income taxes of $255 million. Our results for 2014 included a $161 million goodwill impairment charge, a $245 million loss due to the devaluation of Venezuela bolivar and $72 million of project losses related to our early production facility contracts in Iraq, all of which provided no tax benefit. In addition, we incurred a $495 million long lived assets impairments charge, with limited tax benefit. During 2014, we also sold our land drilling and workover rig operations in Russia and Venezuela, pipeline and specialty services business, engineered chemistry, Integrity drilling fluids business and our equity investment in Proserv for a total gain of approximately $349 million. Our results in 2014 include significant tax losses in Mexico, Venezuela, and Iraq and in 2013 include significant tax losses in Iraq upon which we recorded valuation allowances of $172 million and $134 million, respectively.

In 2013, our income before tax included a $153 million charge for the settlement of the United Nations oil-for-food program governing sales of goods into Iraq and FCPA matters, a $299 million loss on certain projects in Iraq, a $98 million Venezuela notes receivable impairment charge and other bad debt expense and a $100 million loss due to the devaluation of the Venezuelan bolivar, all with no or little tax benefit. Our 2013 tax provision includes certain discrete tax benefits primarily due to tax planning activities, decreases in reserves for uncertain tax positions due to statute of limitation expiration and audit closures, and the enactment of the American Taxpayer Relief Act, which decreased our effective tax rate for the period. In 2012, our results include a $589 million goodwill impairment charge, which was substantially non-deductible, a $204 million equity method impairment charge and a $100 million accrual for a loss contingency, both of which are fully non-deductible.

Our effective tax rate for these periods was also negatively impacted by the taxing regimes in certain countries and our operating structure. Several of the countries in which we operate, primarily in our MENA and SSA regions, tax us based on "deemed", rather than actual, profits. We are not currently profitable in certain of those countries, which results in us accruing and paying taxes based on a "deemed profit" instead of recognizing no tax expense or potentially recognizing a tax benefit. Our operating structure results in us paying withholding taxes on intercompany charges for items such as rentals, management fees, royalties, and interest as well as on applicable third party transactions. Such net withholding taxes were $140 million in 2014, $85 million in 2013 and $138 million in 2012 prior to possibly receiving a tax benefit in the jurisdiction of the payee. We also incur pre-tax losses in certain jurisdictions that do not have a corporate income tax and thus we are not able to recognize an income tax benefit on those losses.

Our effective tax rate increased from 2013 to 2014 primarily due to the sale of our non-core businesses during the year, non-tax deductible losses, such as the Venezuela bolivar devaluation, Iraq project losses and goodwill impairment, which are partially offset by the decrease of our reserve for uncertain tax benefits due to settlements and statute expirations. Our effective tax rate decreased from 2012 to 2013 primarily due to tax restructuring benefits and decrease in our reserve for uncertain tax positions due to audit settlements and statute expirations. These reductions were partially offset by higher valuation allowances recognized in 2013, mainly as a result of an increase of losses on certain projects in Iraq and the loss due to the devaluation of the Venezuelan bolivar.

Restructuring Charges

In the fourth quarter of 2014, in response to the significant decline in the price of crude oil and our anticipation of a lower level of exploration and production spending in 2015, we initiated a plan to reduce our overall costs and workforce to better align with anticipated activity levels. This 2015 Plan includes a reduction in workforce of 5,000, of which more than 85% are located in the Western Hemisphere. Responsive to current market conditions, we expect to identify an additional 3,000 employees in connection with the workforce reduction during the first quarter of 2015.

In the first quarter of 2014, we announced a cost reduction plan (“the 2014 Plan”), which included a worldwide workforce reduction of 6,300 people and other cost reduction measures. In connection with the 2014 Plan, we recognized restructuring charges of $273 million in 2014. Our restructuring charges during 2014 in connection with the 2014 Plan include restructuring related asset charges of $135 million, termination (severance) benefits of $114 million and other restructuring charges of $24 million, for a total of $273 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

The impairments recognized in connection with the 2014 Plan primarily pertain to operations in our MENA region, where geopolitical issues and recent disruptions in North Africa, primarily Libya, resulted in the decisions in the third quarter of 2014 to exit product lines in selected markets. The 2014 Plan activities resulted in $106 million of cash payments in 2014.

As of December 31, 2014, we completed our planned headcount reductions and closures of underperforming operating locations in connection with the 2014 Plan. The following table presents the components of the restructuring charges by segment.

	Year Ended December 31, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
2015 Plan:
Severance charges	$32	$8	$5	$12	$1	$58
2014 Plan:
Severance charges	15	23	18	30	28	114
Restructuring related asset charges	24	105	4	—	2	135
Other restructuring charges	3	5	9	7	—	24
	$74	$141	$36	$49	$31	$331

Liquidity and Capital Resources

Cash Flows

At December 31, 2014, we had cash and cash equivalents of $474 million compared to $435 million at December 31, 2013 and $300 million at December 31, 2012. At December 31, 2014, cash and cash equivalents reflected a $92 million charge due to the devaluation of the Venezuelan bolivar related to our decision to adopt the SICAD II exchange rate which was most representative of the economics in which we operate. The following table summarizes cash provided by (used in) each type of business activity, for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Net Cash Provided by Operating Activities	$963	$1,229	$1,221
Net Cash Provided by (Used in) Investing Activities	330	(1,104)	(2,306)
Net Cash Provided by (Used in) Financing Activities	(1,180)	6	1,012

Operating Activities

Cash flows provided by operating activities were $963 million in 2014 compared to $1.2 billion during 2013. The cash provided by our operating activities is a result of our positive operating results excluding the non-cash impact of $656 million in long-lived assets and goodwill impairment, the $245 million Venezuelan bolivar devaluation charge and $112 million of drilling rig business related write-down and reserve charges. The significant uses of operating cash in 2014 included over $340 million of completion and end of contract payments associated with our legacy percentage of completion contract in Iraq and the payment of $253 million to settle the United Nations oil-for-food program governing sales of goods into Iraq and FCPA matters.

Net cash provided by operating activities was $1.2 billion for both 2013 and 2012. Cash provided by operating activities was attributable to our positive operating income and improved net working capital operating cash flows of $186 million. Our net loss decreased by $436 million for 2013 compared to the net loss in 2012, primarily due to the non-cash charges related to the impairment of goodwill and equity investment which occurred in 2012 that did not recur in 2013.

Investing Activities

In 2014, our investing activities provided cash of $330 million versus a use of cash of $1.1 billion in 2013. The change primarily relates to $1.3 billion higher cash proceeds from the sale of business in 2014 compared to 2013. Dispositions in 2014 include our land drilling and workover rig operations in Russia and Venezuela, pipeline and specialty services business, engineered chemistry and Integrity drilling fluids businesses and the disposal of all our shares in Proserv. Capital expenditures for property, plant and equipment were $1.45 billion in 2014 compared to $1.6 billion in 2013. The amount we spend for capital expenditures varies each year based on the nature of our contracts, asset availability and our expectations with respect to industry activity levels in the following year. In 2014, we also received net cash of $18 million from consolidation following the purchase of additional ownership interest in a joint venture in China. See “Note 2 – Business Combinations and Divestitures” for additional information regarding these transactions. While we expect to continue to make business acquisitions when strategically advantageous, our current focus is on disposition of businesses or capital assets that are no longer core to our long-term strategy.

In 2013, cash used in investing activities totaled $1.1 billion primarily for capital expenditures of $1.6 billion, partially offset by $488 million of cash proceeds from dispositions primarily from the sale of our 38.5% equity interest in Borets and our industrial screen business. Cash used for acquisitions of businesses and intellectual property in 2013 totaled $17 million.

In 2012, cash used in investing activities totaled $2.3 billion primarily for capital expenditures of $2.2 billion, cash paid of $190 million for acquisitions of businesses that produce well completion tools, intellectual property and equity investments, partially offset by cash proceeds from dispositions of $61 million from the sale of our subsea controls business.

Financing Activities

Our 2014 financing activities primarily consisted of repayment and repurchase of approximately $924 million of short-term debt and $259 million of long-term debt, including the repurchase of senior notes. In December 2014, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes and 6.5% senior notes with a total book value of $138 million and recognized a gain of approximately $11 million.

In conjunction with our 2014 redomestication, we amended our Executive Deferred Compensation Stock Ownership Plan to provide that benefits thereunder may be payable in cash in lieu of our shares. The trustee for our executive deferred compensation plan, a consolidated subsidiary, sold 973,611 shares of our common stock realizing $22 million in cash proceeds for the benefit of the plan participants. Our other financing activities in 2014 included dividends paid to noncontrolling partners in consolidated joint ventures of $39 million and proceeds from the exercise of stock options issued to our employees and directors of $11 million.

Our 2013 financing activities primarily consisted of short-term borrowings of $612 million and long-term debt repayments of $603 million, which included the repayment of our senior notes of $544 million. Our other financing activities in 2013 included dividends paid to noncontrolling partners in consolidated joint ventures of $27 million and proceeds from the exercise of stock options issued to our employees and directors of $22 million.

In 2012, we increased our long-term debt by $1.3 billion through the issuance of senior notes. Total long-term debt repayments were $310 million in 2012, which included the repayment of our senior notes of $273 million. During 2012, our financing activities include $65 million for the exercise of warrants as discussed below. Our other financing activities in 2012 included dividends paid to noncontrolling partners in consolidated joint ventures of $21 million and proceeds from the exercise of stock options issued to our employees and directors of $4 million.

Expense, fees and other costs associated with our debt consent solicitation in 2012 included approximately $18 million paid to the holders of our senior notes in connection with a consent solicitation and $12 million of total other costs, including fees and expenses, incurred in connection with our consent solicitation. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13 – Long-term Debt.”

Sources of Liquidity

Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, dispositions, commercial paper and committed availabilities under bank lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt, equity and convertible bond offerings. From time to time we may enter into transactions to factor accounts receivable or dispose of businesses or capital assets that are no longer core to our long-term strategy. Through our sales of assets and businesses in 2014 we realized $1.8 billion in sale proceeds, net of cash on the balance sheets of businesses sold. These proceeds contributed to the early repayment or repurchase of portions of our short-term and long-term debt.

Revolving Credit Facility

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at December 31, 2014. At December 31, 2014, our outstanding commercial paper had a weighted average interest rate of 0.9%, and there were $30 million in outstanding letters of credit under the Credit Agreement.

The following summarizes our availability under the Credit Agreement at December 31, 2014 (dollars in millions):

Facility	$2,250
Less uses of facility:
Revolving credit facility	—
Commercial paper	245
Letters of credit	30
Availability	$1,975

364-Day Term Loan Facility
We have a $400 million, 364-day term loan facility with a syndicate of banks. The facility will mature on April 9, 2015. Proceeds from the 364-day term loan facility were used to refinance our previous 364-day term loan facility. The facility has substantially similar terms and conditions to our previously existing $300 million, 364-day term loan facility and also includes the same debt-to-capitalization requirement that is contained in our Credit Agreement, with which we are in compliance. At December 31, 2014, our borrowings under our 364-day term loan facility had an interest rate of 1.9%. As of December 31, 2014, $225 million was repaid, leaving an outstanding balance of $175 million.

Other Short-Term Borrowings

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2014, we had $257 million in short-term borrowings under these arrangements with a weighted average interest rate of 1.6%, including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016, with a Libor-based interest rate of 1.3% as of December 31, 2014. In addition, we had $568 million of letters of credit under various uncommitted facilities and $278 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at December 31, 2014.

Long-Term Borrowings

On April 4, 2012, we completed a $1.3 billion long-term debt offering comprised of $750 million of 4.5% senior notes due 2022 and $550 million of 5.95% senior notes due 2042. The net proceeds from this offering were used to repay short-term indebtedness under our commercial paper program and for general corporate purposes.

In 2012, we received sufficient consents to extend the due date for providing our Form 10-Q filings and our 2012 Form 10-K filing to all series of our publicly traded senior notes. We offered a cash payment of $2.50 for each $1,000 in principal amount for those note holders who consented to the extension and we paid approximately $30 million in connection with this consent solicitation including costs.

Ratings Services’ Credit Ratings

Our S&P credit rating on our senior unsecured debt is currently BBB- and our short-term rating is A-3. On December 22, 2014, S&P placed our ratings on CreditWatch with negative implications. Our Moody’s Investors Ratings Services’ credit rating on our unsecured debt is currently Baa3 and our short-term rating is P-3, both with a stable outlook. We have access and expect we will continue to have access to credit markets, including the U.S. commercial paper market, although the commercial paper amounts outstanding may be reduced as a result of a negative rating change. We expect to utilize the Credit Agreement or other facilities to supplement commercial paper borrowings as needed.

Cash Requirements
During 2015, we anticipate our cash requirements will include payments for capital expenditures, repayment of debt, including our 364-day term loan facility, interest payments on our outstanding debt and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases and business acquisitions and amounts to settle litigation related matters described in “Item 1A. – Risk Factors” and “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20 – Disputes, Litigation and Contingencies.” Consistent with 2014, we anticipate funding these requirements from cash generated from operations, availability under our existing or additional credit facilities, the issuance of commercial paper and, if completed, proceeds from disposals of businesses or capital assets that are no longer closely aligned with our core long-term growth strategy. We anticipate that cash generated from operations will be augmented by working capital improvements driven by capital discipline and the collection of receivables. Capital expenditures for 2015 are projected to be approximately $900 million. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2015. Expenditures are expected to be used primarily to support anticipated near-term growth of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs. Capital expenditures during 2014 were $1.45 billion.

Cash and cash equivalent of $473 million at December 31, 2014, are held by subsidiaries outside of Ireland.  Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax.

Accounts Receivable Factoring

From time to time we may participate in a factoring program to sell accounts receivable in Mexico to third party financial institutions. We did not sell any accounts receivable during 2014. In 2013, we sold $215 million under the program, received cash totaling $204 million and recognized a loss of $3 million on these sales. In 2012, we sold approximately $177 million under the program, received cash totaling $163 million and recognized a loss of $1 million on these sales. Our factoring transactions in 2013 and 2012 qualified for sale accounting under U.S. GAAP and the proceeds are included in operating cash flows in our Consolidated Statements of Cash Flows.

Contractual Obligations

The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period
(Dollars in millions)	2015	2016 and 2017	2018 and 2019	Thereafter	Total
Short-term Debt	$677	$—	$—	$—	$677
Long-term Debt (a)	40	1,009	556	5,243	6,848
Interest on Long-term Debt	449	842	610	3,714	5,615
Noncancellable Operating Leases	269	429	197	233	1,128
Purchase Obligations	617	44	47	—	708
	$2,052	$2,324	$1,410	$9,190	$14,976

(a)
Amounts represent the expected cash payments of principal associated with our long-term debt. These amounts do not include the unamortized discounts or deferred gains on terminated interest rate swap agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $293 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations table above.

We have defined benefit pension and other post-retirement benefit plans covering certain of our U.S. and international employees. During 2014, we contributed approximately $14 million towards those plans and we anticipate funding approximately $6 million during 2015. Our projected benefit obligations for our defined benefit pension and other post-retirement benefit plans were $325 million as of December 31, 2014.

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

In June 2012, we terminated interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These swaps were designated as fair value hedges of our 6.35% senior notes. As a result of these terminations, we received a cash settlement of $18 million. The gain associated with these interest rate swap terminations was deferred and is being amortized over the remaining term of our 6.35% senior notes as a reduction in interest expense.

 As of December 31, 2014 and 2013, we had net unamortized gains of $33 million and $42 million, respectively, associated with interest rate swap terminations. See “Note 15 – Derivative Instruments” to our Consolidated Financial Statements for additional details.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss is being amortized from Accumulated Other Comprehensive Income (Loss) to interest expense over the remaining term of the debt. As of December 31, 2014 and 2013, we had net unamortized losses of $11 million in both periods associated with our cash flow hedge terminations.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. As of December 31, 2014 and 2013, we had outstanding foreign currency forward contracts with total notional amounts aggregating $1.6 billion and $992 million, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates. See “Note 15 – Derivative Instruments” for additional information.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2014 and 2013, we had swaps with notional amounts outstanding of $168 million for each year. These derivative instruments for foreign currency forward contracts and cross-currency swaps were not designated as hedges, and the changes in fair value of the contracts are recorded in current earnings each period in the line captioned “Other, Net” on the accompanying Consolidated Statements of Operations. See “Note 15 – Derivative Instruments” for additional information.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland, a public limited company organized under the laws of Ireland and the ultimate parent of the Weatherford group, guarantees the obligations of our subsidiaries – Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2014, 2013 and 2012: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2014, 2013 and 2012: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In addition to these obligations, the following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2012: (1) the 4.95% senior notes and (2) 5.15% senior notes. Our 364-day term loan facility was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of December 31, 2013. In 2014, we refinanced the 364-day term loan facility with a new 364-day term loan facility, which is an obligation of Weatherford Bermuda, and is also guaranteed by Weatherford Delaware as of December 31, 2014.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See guarantor financial information presented in “Note 23 – Consolidating Financial Statements.”

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of December 31, 2014, we had $876 million of letters of credit and performance and bid bonds outstanding, consisting of $568 million outstanding under various uncommitted credit facilities, $30 million letters of credit outstanding under our revolving credit facility and $278 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our revolving credit facility, our available liquidity would be reduced by the amount called.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Consolidated Financial Statements. We prepare these financial statements in conformity with U.S. GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Business Combinations and Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. We had goodwill totaling $3.0 billion at December 31, 2014 and $3.3 billion at December 31, 2013.

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist. Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. A reporting unit is generally defined at the operating segment level, or at the component level, one level below the segment level, if said component constitutes a business.

The fair value of our reporting units is determined using primarily an income approach. Several estimates and judgments are required in the application of this model. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of each reporting unit. To arrive at our future cash flows, we use estimates of economic and market information, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and also cash needs and expenditures.

If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of its goodwill by performing a hypothetical purchase price allocation on the reporting unit’s assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded amount of goodwill, the recorded goodwill is written down to the new amount.

Our reporting units are components of our operating segments, certain of which are aggregated. Our reporting units include the United States, Canada, Latin America, Europe, SSA, Russia, MENA and Asia Pacific. Five additional reporting units were identified in the current period representing the rigs business in each region with the exception of the United States, Canada and Russia.

Based on the results of our impairment tests we recognized impairments to goodwill of $40 million in the fourth quarter of 2014, $121 million in the second quarter of 2014 and $589 million in the second quarter of 2012.

Our annual goodwill impairment test indicated that the goodwill of the rigs reporting units in Latin America, Europe and Asia Pacific was potentially impaired. The results of our “step-one” analysis were accompanied by other indicators in the form of a decline in the anticipated utilization rates for our drilling rig fleet. Responsive to the impairment indicators noted, we performed a “step two” analysis, comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The “step two” analysis indicated that the goodwill for these reporting units was fully impaired and we recognized an impairment loss of $40 million in the fourth quarter, of which $15 million, $13 million, $12 million, were attributable to the Latin America, Europe and Asia Pacific rigs reporting units, respectively.

In addition, during the second quarter of 2014, we engaged in negotiation to sell our land drilling and workover operations in Russia and Venezuela and we subsequently entered into an agreement to sell the business in July 2014. During this timeframe we expected the sale would significantly impact the revenues and results of operations of our Russia reporting unit, and consequently, we considered the associated circumstances to assess whether an event or change had occurred that, more likely than not, reduced the fair value of our reporting units below their carrying amount. We concluded that the planned sale represented an indicator of impairment and we prepared the analysis necessary to identify the potential impairment and recognize any necessary impairment loss. The analysis indicated that the goodwill for the Russia reporting unit was impaired, and we recognized a goodwill impairment loss of $121 million, $95 million of which pertained to goodwill classified in current assets held for sale.

For further analysis and discussion of goodwill refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9 – Goodwill” of this Form 10-K.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment and definite-lived intangibles, comprise a significant amount of our assets. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets and the potential for impairment based on the fair value of the assets and the cash flows they are expected to generate. The value of the long-lived assets is then amortized over its expected useful life. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived asset groups as follows:

Estimated Useful Lives
Buildings and leasehold improvements	10 – 40 years or lease term
Rental and service equipment	2 – 20 years
Machinery and other	2 – 12 years
Intangible assets	2 – 20 years

In estimating the useful lives of our property, plant and equipment, we rely primarily on our actual experience with the same or similar assets. The useful lives of our intangible assets are determined by the years over which we expect the assets to generate a benefit based on legal, contractual or regulatory terms.

Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate that we may not be able to recover the carrying amount of the asset. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, the introduction of competing technologies, legal challenges, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with, and are expected to arise from, the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using market prices, or in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

In the fourth quarter of 2014, a significant decline in crude oil prices contributed to lower anticipated exploration and production spending and a decline in the anticipated utilization rates for our drilling rig fleet. The decline and its impact on demand represent a significant adverse change in the business climate and an indication that these long-lived assets may not be recoverable. Based on the impairment indicators noted we performed an analysis of our drilling rig fleet and, in the fourth quarter of 2014, recorded long-lived and other asset impairment charges of $352 million to adjust the assets of our rig business to fair value. The impairment charges included the impairment of our drilling rigs and other related intangible assets. To determine the fair value of these assets we utilized an income approach and assumptions related to future utilization rates related to the long-lived assets. The long-lived and other asset impairments recognized in the fourth quarter of $175 million, $28 million, and $149 million related to our MENA/Asia Pacific, Europe/SSA/Russia, and Latin America segments, respectively.

During the second quarter of 2014, we engaged in negotiation to sell our land drilling and workover operations in Russia and Venezuela and we subsequently entered into an agreement to sell this business in July 2014. During this timeframe, we expected the sale would significantly impact the revenues and results of operations of our Russia reporting unit, and consequently, we considered the associated circumstances to assess whether an event or change had occurred that, more likely than not, reduced the fair value of our reporting units below their carrying amount. We concluded that the planned sale represented an indicator of impairment and we prepared the analysis necessary to identify the potential impairment and recognize any necessary impairment loss. As a result of our commitment to sell, we recorded a $143 million long-lived assets impairment loss. See “Note 8 – Long-lived Asset Impairments” for additional information regarding the long-lived assets impairment.

Percentage-of-Completion Revenue Recognition

Revenue from long-term contracts, primarily for our integrated project management services, is reported on the percentage-of-completion method of accounting. This method of accounting requires us to calculate contract profit to be recognized in each reporting period for each contract based upon our projections of future outcomes, which include:

•estimates of the available revenue under the contracts;
•estimates of the total cost to complete the project;
•estimates of project schedule and completion date;
•estimates of the extent of progress toward completion; and
•amounts of any change orders or claims included in revenue.

Measurements of progress are generally based on costs incurred to date as a percentage of total estimated costs or output related to physical progress. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity and other factors are considered in the estimation process. Our personnel periodically evaluate the estimated costs, claims, change orders and percentage-of-completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit multiplied by the current estimated percentage complete for the contract. There are many factors that impact future costs, including but not limited to weather, inflation, client activity levels and budgeting constraints, labor and community disruptions, timely availability of materials, productivity and other factors as outlined in our “Item 1A. – Risk Factors.”

During 2014, we recognized estimated project losses of $72 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these loss projects were $379 million at December 31, 2014. As of December 31, 2014, our percentage-of-completion project estimates include $90 million of claims revenue and $24 million of back charges. We have a variety of unapproved contract change orders or claims that are not included in our revenues as of December 31, 2014. The amounts associated with these contract change orders or claims are included in revenue only when they can be estimated reliably and their realization is reasonably assured. During 2014, an additional $80 million of claims revenue was included in our project estimates and $26 million of our prior claims were approved. Our costs in excess of billings as of December 31, 2014 were $128 million and are shown in the “Other Current Assets” line on the balance sheet.

During 2013, we recognized estimated project losses of $232 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these projects were $307 million at December 31, 2013. As of December 31, 2013, our percentage-of-completion project estimates include $36 million of claims revenue and $82 million for liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project. We have a variety of unapproved contract change orders or claims that were not included in our revenues as of December 31, 2013. The amounts associated with these contract change orders or claims are included in revenue only when they can be estimated reliably and their realization is reasonably assured.

During 2012, we recognized losses of $100 million related to a long-term construction contract in Iraq accounted for under the percentage of completion method. In addition, in the fourth quarter ended December 31, 2012, we recognized $63 million in revenue upon revision of project estimates on our projects in Mexico. These amounts were determined to be realizable in the fourth quarter of 2012.

 Although we have not yet met the recognition criteria for revenue recognition, we expect to vigorously pursue collection of the claims and reduction or elimination of the liquidated damages. Any benefits resulting from those efforts will be recognized when the criteria for the revenue recognition are met.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our provision for income taxes for 2014, 2013 and 2012 was $284 million, $144 million and $462 million, respectively.

We recognize the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in over 100 countries through hundreds of legal entities. As a result, we are subject to numerous tax laws in the jurisdictions, and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions in which we operate are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), withholding taxes based on revenue, and other alternative minimum taxes. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of December 31, 2014, we had recorded reserves for uncertain tax positions of $235 million, excluding accrued interest and penalties of $58 million. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities.

If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

Valuation Allowance for Deferred Tax Assets

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit or future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment.

We have identified various tax planning strategies that we would implement, if necessary, to enable the realization of our deferred tax assets; however, when the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to our income tax provision in the period in which the determination is made.

As of December 31, 2014, our gross deferred tax assets were $1.2 billion before a related valuation allowance of $732 million. As of December 31, 2013, our gross deferred tax assets were $1.1 billion before a related valuation allowance of $554 million. The gross deferred tax assets were also offset by gross deferred tax liabilities of $573 million and $664 million as of December 31, 2014 and 2013, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Significant judgment is involved in recognizing this allowance. The determination of the collectability requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectability is reasonably assured, as well as consideration of the overall business and political climate in which our customers operate. Provisions for doubtful accounts are recorded when it becomes evident that customer accounts are uncollectible. At December 31, 2014 and 2013, the allowance for doubtful accounts totaled $108 million, or 3%, and $106 million, or 3%, of total gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions. However, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A 5% change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $5 million in 2014.

Inventory Reserves

Inventory represents a significant component of current assets and is stated at the lower of cost or market using either a first-in, first-out (“FIFO”) or average cost method. To maintain a book value that is the lower of cost or market, we maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we review inventory quantities on hand, future product demand, market conditions, production requirements and technological obsolesce. This review requires us to make judgments regarding potential future outcomes. At December 31, 2014 and 2013, inventory reserves totaled $147 million, or 5%, and $87 million, or 3%, of gross inventory, respectively. During 2014, we recognized a charge $21 million for excess and obsolete inventory associated with rigs reporting units with the remaining charge attributable to our regional excess and obsolete inventory review. We believe that our reserves are adequate to properly value potential excess, slow-moving and obsolete inventory under current conditions.

During 2013, we recognized a charge for excess and obsolete inventory of $62 million ($0.08 per share) attributable to each reporting segment as follows: $35 million for North America, $7 million for MENA/Asia Pacific, $13 million for Europe/SSA/Russia and $7 million for Latin America. During 2012, we recognized a charge for excess and obsolete inventory of $53 million ($0.07 per share) attributable to each reporting segment as follows: $21 million for North America, $16 million for MENA/Asia Pacific, $11 million for Europe/SSA/Russia and $5 million for Latin America.

Disputes, Litigation and Contingencies

As of December 31, 2014, we have accrued an estimate of the probable and estimable cost to resolve certain legal and investigation matters. For matters not deemed probable and reasonably estimable, we have not accrued any amounts in accordance with U.S. GAAP. Our legal department manages all pending or threatened claims and investigations on our behalf. The estimate of the probable costs related to these matters is developed in consultation with internal and outside legal counsel. Our contingent loss estimates are based upon an analysis of potential results, assuming a combination of probable litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the issues. Whenever possible, we attempt to resolve these matters through settlements, mediation and arbitration proceedings if advantageous to us. If the actual settlement costs, final judgments or fines differ from our estimates, our future financial results may be adversely affected. For a more comprehensive discussion of our Disputes, Litigation and Contingencies, see “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20 – Disputes, Litigation and Contingencies.”

New Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to simplify the complexity of reporting and accounting for extraordinary items. In essence, this new guidance will eliminate the concept of extraordinary items altogether. This guidance is effective beginning with the first quarter of 2016 and early adoption is permitted. We do not expect the impact of our pending adoption of this guidance would have a material effect on our Consolidated Financial Statements or Notes disclosures.

In June 2014, the FASB issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance applies to share-based employee compensation awards that include a performance target that affects vesting when the performance target can be achieved after the requisite service period. These targets are to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. This guidance is effective beginning with the first quarter of 2016 and early adoption is permitted. We currently do not expect the impact of our pending adoption of this guidance to have a material effect on our Consolidated Financial Statements or Notes disclosures.

In May 2014, the FASB issued new guidance intended to change the criteria for recognition of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, an entity should apply the following five steps: (1) Identify contracts with customers, (2) Identify the performance obligations in the contracts, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligation in the contract, and (5) Recognize revenue as the entity satisfies performance obligations. This guidance is effective beginning with the first quarter of 2017 and early adoption is not permitted. We are currently evaluating what impact the adoption of this guidance would have on our Consolidated Financial Statements or Notes disclosures.

In April 2014, the FASB issued guidance intended to change the criteria for reporting discontinued operations while enhancing disclosures for discontinued operations. Under the guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. The guidance also requires expanded disclosures about discontinued operations intended to provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Finally, the guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance is effective beginning with the first quarter of 2015 and early adoption is permissible. We elected to early adopt this guidance in three months ended June 2014 and, as required, we have prospectively assessed our assets held for sale in accordance with this guidance. Upon adoption, we recognized no significant impact on our Consolidated Financial Statements.

In July 2013, the FASB issued new guidance intended to clarify the presentation of unrecognized tax benefits. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carryforward, with certain exceptions. The unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets to the extent that: (1) the deferred tax asset is not available under the tax law of the applicable jurisdiction to settle additional income taxes resulting from disallowance of the tax position, or (2) the entity is not required to use the deferred tax asset under the tax law of the applicable jurisdiction and the entity does not intend to use the deferred tax asset to offset additional taxes that would result from disallowance of the position. This guidance was effective for us beginning with the first quarter of 2014 and did not have a material impact on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk. A discussion of our market risk exposure in these financial instruments follows.

Foreign Currency Exchange Rates and Inflationary Impacts

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, such as Latin America, the Middle East and Southeast Asia, the currency of our primary economic environment is the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar, and the functional currency is the applicable local currency.

In 2014 and 2013, we recognized pre-tax charges of $245 million ($252 million after-tax) and $100 million ($94 million after-tax), respectively, on the devaluation of the Venezuelan bolivar. The loss related to the devaluation of foreign currency transactions is included in “Devaluation of Venezuelan Bolivar” in our Consolidated Statements of Operations. As of December 31, 2014, we adopted the SICAD II daily auction rate of approximately 50 Venezuelan bolivars per U.S. dollar. This rate has been used at December 31, 2014 for the purposes of remeasuring Venezuelan bolivar denominated assets and liabilities (primarily cash, accounts receivables, trade payables and other current liabilities) because we believe the SICAD II rate to be the rate most representative of the economics in which we operate. The SICAD II will also be used to remeasure balances beginning in 2015 for bolivar denominated transactions. There could be additional changes to exchange mechanisms in the future. At December 31, 2014, our net investment in Venezuela was $361 million and our net monetary asset position denominated in Venezuelan bolivar was $36 million. The 2013 devaluation was due to the Venezuelan government changing the official exchange rate of the bolivar from 4.3 per dollar to 6.3 per dollar for all goods and services. For additional information about the Venezuelan bolivar devaluation, refer to the sections entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies.” See “Note 24 – Subsequent Event” for additional information regarding Venezuela’s foreign currency exchange mechanisms.

Our Venezuelan subsidiary has generally been profitable and we retain a certain percentage of the foreign currency that we collect. We closely monitor our ability to convert our bolivar holdings into U.S. dollars. Any future change in the SICAD II rate or opening of additional parallel markets could cause us to change the exchange rate we use and result in gains or losses on the bolivar denominated assets held by our subsidiaries.

Potential Highly Inflationary Country

The Company has noted the concerns raised by the IMF relating to the accuracy of Argentina’s officially reported consumer price index. Given the lack of verifiable information, objective sources have not observed data that would support designating Argentina as “Highly Inflationary.” The Company is closely monitoring the work of the IMF and the price index information that becomes available. As of December 31, 2014, we had a net monetary asset position denominated in Argentina pesos of $120 million, comprised primarily of accounts receivable and current liabilities.

Foreign Currency, Forward Contracts and Cross-Currency Swaps

Assets and liabilities of entities for which the functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income (Loss) in the Shareholders’ Equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $763 million and $316 million adjustment to decrease shareholders’ equity for 2014 and 2013, respectively, to reflect the change in the U.S. dollar against various foreign currencies.

As of December 31, 2014 and 2013, we had foreign currency forward contracts with total notional amounts aggregating $1.6 billion and $992 million, respectively. These contracts were entered into in order to hedge our net monetary exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts owed associated with closed contracts at December 31, 2014 and 2013, resulted in a net liability of approximately $5 million and $1 million, respectively.

These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2014 and 2013, we had notional amounts outstanding of $168 million for each year. The estimated fair value of these contracts at December 31, 2014 and 2013, resulted in a liability of $5 million and $21 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

Interest Rates

We are subject to interest rate risk on our long-term fixed-interest rate debt and variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change.

Our senior notes that were outstanding at December 31, 2014 and 2013, and that were subject to interest rate risk consist of the following:

	December 31,
	2014		2013
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.50% Senior Notes due 2016	$352	$362	$353	$378
6.35% Senior Notes due 2017	607	643	610	682
6.00% Senior Notes due 2018	498	533	498	557
9.625% Senior Notes due 2019	1,018	1,180	1,021	1,290
5.125% Senior Notes due 2020	798	793	798	856
4.50% Senior Notes due 2022	715	642	747	754
6.50% Senior Notes due 2036	556	520	595	629
6.80% Senior Notes due 2037	298	286	298	325
7.00% Senior Notes due 2038	497	493	497	556
9.875% Senior Notes due 2039	247	312	247	350
6.75% Senior Notes due 2040	596	562	596	646
5.95% Senior Notes due 2042	478	407	545	557
Total	$6,660	$6,733	$6,805	$7,580

In December 2014, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes and 6.5% senior notes with a book value of $138 million and recognized a gain of approximately $11 million.

We have various capital lease and other long-term debt instruments of $188 million at December 31, 2014, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $677 million at December 31, 2014 approximates their fair value.

As it relates to our variable rate debt, if market interest rates increase by an average of 1% from the rates as of December 31, 2014, interest expense for 2014 would increase by approximately $7 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. For purposes of this sensitivity analysis, we assumed no changes in our capital structure.

Interest Rate Swaps and Derivatives

We manage our debt portfolio to limit our exposure to interest rate volatility and may employ interest rate derivatives as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparties to our interest rate swaps are multinational commercial banks. We continually re-evaluate counterparty creditworthiness and modify our requirements accordingly.

Amounts paid or received upon termination of the interest rate swaps represent the fair value of the agreements at the time of termination and are amortized as a reduction, in the case of gains, or an increase, in the case of losses, to interest expense over the remaining term of the debt.

In June 2012, we terminated interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These swaps were designated as fair value hedges of our 6.35% senior notes. As a result of these terminations, we received a cash settlement of $18 million. The gain associated with these interest rate swap terminations was deferred and is being amortized over the remaining term of our 6.35% senior notes as a reduction in interest expense.

As of December 31, 2014 and 2013, we had net unamortized gains of $33 million and $42 million, respectively, associated with interest rate swap terminations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Weatherford International plc:

We have audited the accompanying consolidated balance sheets of Weatherford International plc and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weatherford International plc and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the two-year period ended December 31, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weatherford International plc’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Weatherford International plc:

We have audited Weatherford International plc’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weatherford International plc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Weatherford International plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weatherford International plc and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014, and our report dated February 17, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
February 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Weatherford International Ltd. and Subsidiaries

We have audited the consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows of Weatherford International Ltd. and Subsidiaries (the “Company”) for the year ended December 31, 2012. Our audits also included the financial statement schedule for the year ended December 31, 2012 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2012.

/s/ Ernst & Young LLP

Houston, Texas
March 4, 2013

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars and shares in millions, except per share amounts)	2014	2013	2012
Revenues:
Products	$6,059	$6,007	$6,024
Services	8,852	9,256	9,191
Total Revenues	14,911	15,263	15,215

Costs and Expenses:
Cost of Products	4,942	4,480	4,693
Cost of Services	6,519	7,822	7,162
Research and Development	290	265	257
Selling, General and Administrative Attributable to Segments	1,727	1,728	1,585
Corporate General and Administrative	290	316	355
Restructuring Charges	331	—	—
Long-Lived Asset Impairments	495	—	—
Goodwill and Equity Investment Impairment	161	—	793
U.S. Government Investigation Loss	—	153	100
Gain on Sale of Businesses and Investments, Net	(349)	(24)	(28)
Total Costs and Expenses	14,406	14,740	14,917

Operating Income	505	523	298

Other Income (Expense):
Interest Expense, Net	(498)	(516)	(486)
Devaluation of Venezuelan Bolivar	(245)	(100)	—
Other, Net	(17)	(77)	(100)

Loss Before Income Taxes	(255)	(170)	(288)
Provision for Income Taxes	(284)	(144)	(462)
Net Loss	(539)	(314)	(750)
Net Income Attributable to Noncontrolling Interests	(45)	(31)	(28)
Net Loss Attributable to Weatherford	$(584)	$(345)	$(778)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(0.75)	$(0.45)	$(1.02)

Weighted Average Shares Outstanding:
Basic & Diluted	777	772	765

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Net Loss	$(539)	$(314)	$(750)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(673)	(353)	86
Defined Benefit Pension Activity	(19)	2	(4)
Other	(2)	1	1
Other Comprehensive Income (Loss)	(694)	(350)	83
Comprehensive Loss	(1,233)	(664)	(667)
Comprehensive Loss Attributable to Noncontrolling Interests	(45)	(31)	(28)
Comprehensive Loss Attributable to Weatherford	$(1,278)	$(695)	$(695)

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and shares in millions, except par value)	2014	2013
Current Assets:
Cash and Cash Equivalents	$474	$435
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $108 in 2014 and $106 in 2013	3,015	3,351
Inventories, Net	3,087	3,200
Deferred Tax Assets	303	292
Other Current Assets	1,065	1,052
Current Assets Held for Sale	—	1,604
Total Current Assets	7,944	9,934

Property, Plant and Equipment:
Land, Buildings and Leasehold Improvements	1,836	1,776
Rental and Service Equipment	9,714	9,989
Machinery and Other	2,468	2,395
	14,018	14,160
Less: Accumulated Depreciation	6,895	6,471
	7,123	7,689

Goodwill	3,011	3,290
Other Intangible Assets, Net	440	566
Equity Investments	106	296
Other Non-current Assets	265	202
Total Assets	$18,889	$21,977

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$727	$1,653
Accounts Payable	1,736	1,918
Accrued Salaries and Benefits	425	472
Billings in Excess of Costs and Estimated Earnings	1	127
Income Taxes Payable	230	183
Other Current Liabilities	908	1,086
Current Liabilities Held for Sale	—	318
Total Current Liabilities	4,027	5,757

Long-term Debt	6,798	7,061
Other Non-current Liabilities	1,031	956
Total Liabilities	11,856	13,774

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 774 shares at December 31, 2014; Authorized 840 shares, Conditionally Authorized 372 shares, Issued 840 shares, Outstanding 767 shares, Par Value 1.16 Swiss Francs at December 31, 2013	1	775
Capital in Excess of Par Value	5,411	4,600
Retained Earnings	2,427	3,011
Accumulated Other Comprehensive Loss	(881)	(187)
Treasury Shares, 0 shares and 73 shares, at cost, at December 31, 2014 and 2013, respectively	—	(37)
Weatherford Shareholders’ Equity	6,958	8,162
Noncontrolling Interests	75	41
Total Shareholders’ Equity	7,033	8,203
Total Liabilities and Shareholders’ Equity	$18,889	$21,977

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2011	$769	$4,675	$4,134	$80	$(334)	$21	$9,345

Net Income (Loss)	—	—	(778)	—	—	28	(750)
Other Comprehensive Income	—	—	—	83	—	—	83
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(21)	(21)
Shares Issued for Acquisitions	—	(27)	—	—	66	—	39
Equity Awards Granted, Vested and Exercised	—	(22)	—	—	86	—	64
Excess Tax Benefits of Share-based Compensation Plans	—	(3)	—	—	—	—	(3)
Exercise of Warrants	6	59	—	—	—	—	65
Other	—	(8)	—	—	—	4	(4)
Balance at December 31, 2012	775	4,674	3,356	163	(182)	32	8,818

Net Income (Loss)	—	—	(345)	—	—	31	(314)
Other Comprehensive Loss	—	—	—	(350)	—	—	(350)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(27)	(27)
Equity Awards Granted, Vested and Exercised	—	(68)	—	—	145	—	77
Excess Tax Benefit of Share-Based Compensation Plans	—	(1)	—	—	—	—	(1)
Other	—	(5)	—	—	—	5	—
Balance at December 31, 2013	775	4,600	3,011	(187)	(37)	41	8,203

Net Income (Loss)	—	—	(584)	—	—	45	(539)
Other Comprehensive Loss	—	—	—	(694)	—	—	(694)
Consolidation of Joint Venture	—	—	—	—	—	27	27
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(39)	(39)
Change in Common Shares, Treasury Shares and Paid in Capital Associated with Redomestication	(778)	750	—	—	39	—	11
Equity Awards Granted, Vested and Exercised	4	54	—	—	(2)	—	56
Excess Tax Benefit of Share-Based Compensation Plans	—	7	—	—	—	—	7
Other	—	—	—	—	—	1	1
Balance at December 31, 2014	$1	$5,411	$2,427	$(881)	$—	$75	$7,033

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Cash Flows From Operating Activities:
Net Loss	$(539)	$(314)	$(750)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,371	1,402	1,282
Long-Lived and Other Assets Impairment	495	—	—
Goodwill and Equity Investment Impairment	161	—	793
Restructuring Charges related to Asset Write-offs	135	—	—
Divestiture related and other charges	112	—	—
Devaluation of Venezuelan Bolivar	245	100	—
U.S. Government Investigation Loss	—	153	100
Employee Share-Based Compensation Expense	56	66	76
Bad Debt Expense	27	102	22
(Gain) Loss on Sale of Assets and Businesses	(349)	6	(9)
Deferred Income Tax Benefit	(66)	(33)	(13)
Excess Tax Benefits from Share-Based Compensation	(7)	1	(1)
Other, Net	75	10	43
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	78	(12)	(705)
Inventories	(167)	129	(738)
Other Current Assets	(80)	(65)	(231)
Accounts Payable	(150)	69	543
Billings in Excess of Costs and Estimated Earnings	(126)	(154)	255
Other Current Liabilities	(219)	(185)	452
Other, Net	(89)	(46)	102
Net Cash Provided by Operating Activities	963	1,229	1,221

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,450)	(1,575)	(2,177)
Acquisitions of Businesses, Net of Cash Acquired	18	(8)	(165)
Acquisition of Intellectual Property	(5)	(9)	(17)
Acquisition of Equity Investments in Unconsolidated Affiliates	(3)	—	(8)
Proceeds from Sale of Assets and Businesses, Net	1,770	488	61
Net Cash Provided by (Used in) Investing Activities	330	(1,104)	(2,306)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	—	3	1,313
Repayments of Long-term Debt	(259)	(603)	(310)
Borrowings (Repayments) of Short-term Debt, Net	(924)	612	(13)
Proceeds from Exercise of Warrants	—	—	65
Excess Tax Benefits from Share-Based Compensation	7	(1)	1
Proceeds from Sale of Executive Deferred Compensation Plan Treasury Shares	22	—	—
Other Financing Activities, Net	(26)	(5)	(44)
Net Cash Provided by (Used in) Financing Activities	(1,180)	6	1,012
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(74)	4	2

Net Increase (Decrease) in Cash and Cash Equivalents	39	135	(71)
Cash and Cash Equivalents at Beginning of Year	435	300	371
Cash and Cash Equivalents at End of Year	$474	$435	$300

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization and Nature of Operations

Weatherford International plc (“Weatherford Ireland”), a public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is an Irish multinational oilfield service company. Weatherford is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. We operate in over 100 countries, which are located in nearly all of the oil and natural gas producing regions in the world. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

On June 17, 2014, we completed the change in our place of incorporation from Switzerland to Ireland, whereby Weatherford Ireland became the new public holding company and the parent of the Weatherford group of companies (the “Merger”). The Merger was effected through an agreement between Weatherford International Ltd. (“Weatherford Switzerland”) and Weatherford Ireland pursuant to which each registered share of Weatherford Switzerland was exchanged for the allotment of one ordinary share of Weatherford Ireland. The authorized share capital of Weatherford Ireland includes 1.356 billion ordinary shares with a par value of $0.001 per share. Our ordinary shares are listed on the New York Stock Exchange (the “NYSE”) under the symbol “WFT,” the same symbol under which Weatherford Switzerland registered shares were previously listed.

In February 2009, we completed a share exchange transaction in which Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and our then parent company, became a wholly-owned subsidiary of Weatherford Switzerland, for purposes of changing the Company’s place of incorporation from Bermuda to Switzerland. Prior to 2002, our parent company was Weatherford International, Inc., a Delaware corporation (“Weatherford Delaware”), until we moved our incorporation to Bermuda in 2002. Weatherford Bermuda and Weatherford Delaware continue to be wholly-owned subsidiaries of Weatherford Ireland. In 2013, Weatherford Delaware converted its corporate form and now exists as Weatherford International, LLC, a Delaware limited liability company.

Principles of Consolidation

We consolidate all wholly-owned subsidiaries, controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in affiliates in which we exercise significant influence over operating and financial policies are accounted for using the equity method. We recognize equity in earnings of unconsolidated affiliates in Selling, General and Administration attributable to segments in our Consolidated Statements of Operations (see “Note 11 – Equity Investments”).

We have a significant variable interest in a lessor trust that is a variable interest entity. We are not the primary beneficiary and do not consolidate the trust. The variable interest in the trust is created by the residual fair value guarantees on the leased assets. Our maximum exposure to loss associated with this variable interest and the respective fair value guarantees totaled $42 million at December 31, 2014. In addition, we have guaranteed debt on behalf of equity investees in whom we have a variable interest and for which we are not the primary beneficiary. These guarantees totaled $70 million at December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable, lower of cost or market value of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, pension and post-retirement benefit plans, contingencies and share based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2014 presentation.

Disputes, Litigation and Contingencies

We accrue an estimate of the probable and estimable cost to resolve certain legal and investigation matters. For matters not deemed probable and reasonably estimable, we have not accrued any amounts in accordance with U.S. GAAP. Our contingent loss estimates are based upon an analysis of potential results, assuming a combination of probable litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the associated issues.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts based on various factors including historical experience, the current aging status of our customer accounts, the financial condition of our customers and the business and political environment in which our customers operate. Provisions for doubtful accounts are recorded when it becomes probable that customer accounts are uncollectible.

Major Customers and Credit Risk

Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform on-going credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain allowances for potential credit losses, and actual losses have historically been within our expectations. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of our international sales are to large international or national oil companies and these sales have resulted in a concentration of receivables from certain national oil companies in Latin America. As of December 31, 2014, our receivables from Latin America customers accounted for 26% of our net outstanding accounts receivable balance with $66 million due from Petroleos de Venezuela, S.A. (“PDVSA”) and $142 million due from Petroleos Mexicanos (“Pemex”). In 2013, we recognized a loss of $58 million, upon settlement of $127 million in outstanding receivables due from PDVSA. We accepted bonds with a face value of $127 million from PDVSA in full settlement of $127 million in trade receivables. Upon receipt, we immediately sold these bonds for a loss in a series of transactions. During 2014, 2013 and 2012, no individual customer accounted for more than 10% of our consolidated revenues.

Inventories

We value our inventories at lower of cost or market using either the first-in, first-out (“FIFO”) or average cost methods. Cost represents third-party invoice or production cost. Production cost includes material, labor and manufacturing overhead. Work in process and finished goods inventories include the cost of materials, labor and manufacturing overhead. To maintain a book value that is the lower of cost or market, we maintain reserves for excess, slow moving and obsolete inventory. We regularly review inventory quantities on hand and record provisions for excess, slow moving and obsolete inventory.

Property, Plant and Equipment

We carry our property, plant and equipment, both owned and under capital lease, at cost less accumulated depreciation. The carrying values are based on our estimates and judgments relative to capitalized costs, useful lives and salvage value, where applicable. We expense maintenance and repairs as incurred. We capitalize expenditures for improvements as well as renewals and replacements that extend the useful life of the asset. We depreciate our fixed assets on a straight-line basis over their estimated useful lives, allowing for salvage value where applicable.

Our depreciation expense was $1.3 billion for each of the years ended December 31, 2014 and 2013 and was $1.2 billion for the year ended December 31, 2012. We classify our rig assets as “Rental and Service Equipment” on the Consolidated Balance Sheets.

The estimated useful lives of our major classes of property, plant and equipment are as follows:

Major Classes of Property, Plant and Equipment	Estimated Useful Lives
Buildings and leasehold improvements	10 – 40 years or lease term
Rental and service equipment	2 – 20 years
Machinery and other	2 – 12 years

Goodwill and Indefinite-Lived Intangible Assets

We test for the impairment of goodwill and other intangible assets with indefinite lives annually as of October 1, or more frequently if indicators of impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount.

The fair value of our reporting units is determined using primarily an income approach. The fair value was estimated using discounted cash flows using a discount rate adjusted for credit risk of the regional reporting unit tested. If the fair value of a reporting unit is less than the recorded book value of the reporting unit’s assets (including goodwill), less liabilities, then a hypothetical purchase price allocation is performed on the reporting unit’s assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded amount of goodwill, the recorded goodwill is written down to the new amount. Our indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. If the fair value is less than the carrying value, the asset is written down to fair value.

Intangible Assets

Our intangible assets, excluding goodwill, are acquired technology, licenses, patents, customer relationships and other identifiable intangible assets. Intangible assets are amortized on a straight-line basis over their estimated economic lives generally ranging from two to 20 years, except for intangible assets with indefinite lives, which are not amortized. As many areas of our business rely on patents and proprietary technology, we seek patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. We capitalize patent defense costs when we determine that a successful defense is probable.

Long-Lived Assets

We review our long-lived assets to determine whether any events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset.

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Environmental Expenditures

Environmental expenditures that relate to the remediation of an existing condition caused by past operations and that do not contribute to future revenues are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and costs can be reasonably estimated. Estimates are based on available facts and technology, enacted laws and regulations and our prior experience in remediation of contaminated sites.

Derivative Financial Instruments

We record derivative instruments on the balance sheet at their fair value, as either an asset or a liability. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge relationship, and if so, the type of hedge transaction. Any gain or loss associated with the termination of an interest rate swap that was accounted for as a hedge instrument is deferred and amortized as an adjustment to interest expense over the remaining term of the designated debt instrument.

Foreign Currency

Results of operations for our foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income (Loss), a component of shareholders’ equity.

For our subsidiaries that have a functional currency that differs from the currency of their balances and transactions, inventories, property, plant and equipment and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured using historical exchange rates. All monetary assets and liabilities are remeasured at current exchange rates. All revenues and expenses are translated at average exchange rates. Remeasurement gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. We had net foreign currency losses, excluding the devaluation of the Venezuelan bolivar fuertes (“bolivar”) of $18 million, $66 million and $85 million in 2014, 2013 and 2012, respectively. The gain or loss related to individual foreign currency transactions, excluding the devaluation of the Venezuelan bolivar, is included in Other, Net in our Consolidated Statements of Operations. Due to the magnitude, the 2014 and 2013 devaluation of the Venezuelan bolivar is discussed separately below under the heading “Foreign Currency – Devaluation of Venezuelan Bolivar.”

Foreign Currency - Devaluation of Venezuelan Bolivar

In 2014 and 2013, we recognized pre-tax charges of $245 million ($252 million after-tax) and $100 million ($94 million after-tax), respectively, on the devaluation of the Venezuelan bolivar. The loss related to the devaluation of foreign currency transactions is included in “Devaluation of Venezuelan Bolivar” in our Consolidated Statements of Operations. As of December 31, 2014, we adopted the SICAD II daily auction rate provided by Venezuela’s Supplementary Foreign Currency Administration System (or “SICAD”) of approximately 50 Venezuelan bolivars per U.S. dollar. This rate has been used at December 31, 2014 for the purposes of remeasuring Venezuelan bolivar denominated assets and liabilities (primarily cash, accounts receivables, trade payables and other current liabilities) because we believe the SICAD II rate to be the rate most representative of the economics in which we operate. At December 31, 2014, our net investment in Venezuela was $361 million and our net monetary asset position denominated in Venezuelan bolivar was $36 million. The 2013 devaluation was due to the Venezuelan government changing the official exchange rate of the bolivar from 4.3 per dollar to 6.3 per dollar for all goods and services. See “Note 24 – Subsequent Event” for additional information regarding Venezuela’s foreign currency exchange mechanisms.

Share-Based Compensation

We account for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted shares, restricted share units and performance units by measuring these awards at the date of grant and recognizing the grant date fair value as an expense, net of expected forfeitures, over the service period, which is usually the vesting period.

Income Taxes

Income taxes have been provided based upon the tax laws and rates in the countries in which our operations are conducted and income is earned. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The impact of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

Revenue Recognition

Revenue is recognized when all of the following criteria have been met: (1) evidence of an arrangement exists; (2) delivery to and acceptance by the customer has occurred; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonably assured.

Both contract drilling and pipeline service revenue is contractual by nature and generally governed by day-rate based contracts. We recognize revenue for these day-rate contracts based on the criteria outlined above, which is consistent with our other product offerings.

From time to time, we may receive revenues for preparation and mobilization of equipment and personnel. In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to preparation and mobilization are deferred and recognized over the primary contract term using the straight-line method. Costs of relocating equipment without contracts to more promising market areas are expensed as incurred. Demobilization fees received are recognized, along with any related expenses, upon completion of contracts.

We incur rebillable expenses including shipping and handling, third-party inspection and repairs, and customs costs and duties. We recognize the revenue associated with these rebillable expenses as Products Revenues and all related costs as Cost of Products in the accompanying Consolidated Statements of Operations.

Percentage-of-Completion

Revenue from certain long-term construction type contracts is reported based on the percentage-of-completion method of accounting. This method of accounting requires us to calculate contract profit to be recognized in each reporting period for each contract based upon our projections of future outcomes, which include:

•estimates of the available revenue under the contracts;
•estimates of the total cost to complete the project;
•estimates of project schedule and completion date;
•estimates of the extent of progress toward completion; and
•amount of any change orders or claims included in revenue.

Measurements of progress are based on costs incurred to date as a percentage of total estimated costs or output related to physical progress. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity and other factors are considered in the estimation process. We periodically evaluate the estimated costs, claims, change orders and percentage-of-completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit multiplied by the current estimated percentage complete for the contract. There are many factors that impact future costs, including but not limited to weather, inflation, customer activity levels and budgeting constraints, labor and community disruptions, timely availability of materials, productivity and other factors.

Earnings per Share

Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares, performance units and our outstanding warrants.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings per share following the two-class method. Accordingly, we include our restricted share awards (“RSA”), which contain the right to vote and receive dividends, in the computation of both basic and diluted earnings per share. The following discloses basic and diluted weighted average shares outstanding:

	Year Ended December 31,
(Shares in millions)	2014	2013	2012
Basic and Diluted weighted average shares outstanding	777	772	765

Our basic and diluted weighted average shares outstanding for the years ended December 31, 2014, 2013 and 2012, are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the years ended December 31, 2014, 2013 and 2012, exclude potential shares for stock options, restricted shares and performance units outstanding as we have net losses for those periods and their inclusion would be anti-dilutive. The following table discloses the number of anti-dilutive shares excluded:

	Year Ended December 31,
(Shares in millions)	2014	2013	2012
Anti-dilutive potential shares	5	5	4

New Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to simplify the complexity of reporting and accounting for extraordinary items. In essence, this new guidance will eliminate the concept of extraordinary items altogether. This guidance is effective beginning with the first quarter of 2016 and early adoption is permitted. We do not expect the impact of our pending adoption of this guidance would have a material effect on our Consolidated Financial Statements or Notes disclosures.

In June 2014, the FASB issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance applies to share-based employee compensation awards that include a performance target that affects vesting when the performance target can be achieved after the requisite service period. These targets are to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. This guidance is effective beginning with the first quarter of 2016 and early adoption is permitted. We currently do not expect the impact of our pending adoption of this guidance to have a material effect on our Consolidated Financial Statements or Notes disclosures.

In May 2014, the FASB issued new guidance intended to change the criteria for recognition of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, an entity should apply the following five steps: (1) Identify contracts with customers, (2) Identify the performance obligations in the contracts, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligation in the contract, and (5) Recognize revenue as the entity satisfies performance obligations. This guidance is effective beginning with the first quarter of 2017 and early adoption is not permitted. We are currently evaluating what impact the adoption of this guidance would have on our Consolidated Financial Statements or Notes disclosures.

In April 2014, the FASB issued guidance intended to change the criteria for reporting discontinued operations while enhancing disclosures for discontinued operations. Under the guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. The guidance also requires expanded disclosures about discontinued operations intended to provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Finally, the guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance is effective beginning with the first quarter of 2015 and early adoption is permissible. We elected to early adopt this guidance in three months ended June 2014 and, as required, we have prospectively assessed our assets held for sale in accordance with this guidance. Upon adoption, we recognized no significant impact on our Consolidated Financial Statements.

In July 2013, the FASB issued new guidance intended to clarify the presentation of unrecognized tax benefits. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carryforward, with certain exceptions. The unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets to the extent that: (1) the deferred tax asset is not available under the tax law of the applicable jurisdiction to settle additional income taxes resulting from disallowance of the tax position, or (2) the entity is not required to use the deferred tax asset under the tax law of the applicable jurisdiction and the entity does not intend to use the deferred tax asset to offset additional taxes that would result from disallowance of the position. This guidance was effective for us beginning with the first quarter of 2014 and did not have a material impact on our Consolidated Financial Statements.

2.  Business Combinations and Divestitures

Acquisitions

From time to time, we acquire businesses we believe are important to our long-term strategy. Results of operations for acquisitions are included in the accompanying Consolidated Statements of Operations from the date of acquisition. The balances included in the Consolidated Balance Sheets related to current year acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. The purchase price for the acquisitions is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition.

In April 2014, we acquired an additional 30% ownership interest in a joint venture in China. We paid $13 million for the incremental interest, thereby increasing our ownership interest from 45% to 75% and gaining control of the joint venture. As a result of this transaction, we adjusted our previously held equity investment to fair value, recognizing an $16 million gain, and we applied the consolidation method of accounting, recognizing $6 million of goodwill and $30 million of cash. During the year ended December 31, 2013, we acquired businesses for cash consideration of $8 million, net of cash acquired.

In May 2012, we acquired a company that designs and produces well completion tools. As purchase consideration, we paid $29 million in cash, issued three million shares valued at approximately $39 million, settled a previously existing note receivable for $16 million and entered into a contingent consideration arrangement valued at approximately $3 million at December 31, 2014 that will be settled in early 2015. This contingent consideration arrangement is dependent on the acquired company’s 2014 revenue and will be marked to market through current earnings in each reporting period prior to settlement. The liability is valued using Level 3 inputs. During the year ended December 31, 2012, we also acquired other businesses and equity investments for cash consideration of $144 million, net of cash acquired.

Divestitures

On December 31, 2014, we completed the sale of our engineered chemistry and Integrity drilling fluids businesses for proceeds totaling $750 million less estimated working capital adjustments of $16 million and transaction fees of $12 million and recognized a gain of $250 million. We may also receive a potential increase from an earnout tied to the post-closing performance of the disposed businesses during the twelve month period after the closing date. In addition, we disposed of all of our shares in Proserv Group Inc. (“Proserv”) and recognized a gain of $65 million resulting from this transaction.

The following amounts are related to our engineered chemistry and Integrity drilling fluids businesses, have been segregated from our Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows:

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Income Before Income Taxes	$57	$58	$57

The carrying amounts of the major classes of assets and liabilities of our engineered chemistry and Integrity drilling fluids businesses divested are as follows:

	December 31,
(Dollars in millions)	2014	2013
Assets:
Accounts Receivable, Net	$48	$48
Inventory, Net	99	103
Property, Plant and Equipment, Net	55	52
Goodwill	270	270
Other Intangible Assets, Net	43	49
Other Assets	1	5
Total Assets	$516	$527

Liabilities:
Accounts Payable	$32	$37
Deferred Tax Liabilities	10	19
Other Liabilities	2	23
Total Liabilities	$44	$79

In September 2014, we completed the sale of our pipeline and specialty services business. We received total proceeds of $246 million ($245 million, net of cash disposed) plus preliminary estimated working capital adjustments of $2 million and recognized a gain of approximately $49 million resulting from this transaction. The final proceeds and gain recognition are subject to settlement of working capital adjustments.

In July 2014, we completed the sale of our land drilling and workover rig operations in Russia and Venezuela. We received proceeds upon closing of $499 million ($486 million, net of cash disposed) plus estimated working capital adjustments of $3 million. As a result of our commitment to sell, we recorded a $143 million long-lived assets impairment loss and a $121 million goodwill impairment loss in the second quarter of 2014. Of the $121 million goodwill impairment loss, $95 million pertained to goodwill attributable to our divested land drilling and workover rig operations in Russia. See “Note 9 – Goodwill” for additional information regarding the goodwill impairment. Following the previous recorded impairments and upon closing the transaction net of working capital adjustments, we recognized a loss of approximately $15 million, however, the final proceeds and loss recognition are subject to settlement of working capital adjustments.

Our land drilling and workover rig operations in Russia and Venezuela, pipeline and specialty services business, engineered chemistry businesses and Integrity drilling fluids business have been reclassified as held for sale as of December 31, 2013. As indicated above, we completed the sale of land drilling and workover rig operations in Russia and Venezuela, the pipeline and specialty services business, engineered chemistry business and Integrity drilling fluids during the second half of 2014.

Assets and liabilities have been reclassified as held for sale as of December 31, 2013 in connection with our planned divestitures. These balances are listed in the table below. As of December 31, 2014, we did not have any businesses that qualified for assets held for sale classification.

(Dollars in millions)	December 31, 2013
Accounts Receivables, net	$244
Inventories, net	170
Other Current Assets	30
Property, Plant, and Equipment, Net	678
Goodwill	419
Other Intangible Assets, Net	59
Other Assets	4
Total Current Assets Held for Sale	$1,604

Accounts Payable	$173
Accrued Expenses and Other Liabilities	145
Total Current Liabilities Held for Sale	$318

On October 7, 2013, we completed the sale of our 38.5% equity interest in Borets International Limited (“Borets”) for $400 million, net of settlement items. Borets is an electric submersible pump manufacturer that operates in Russia. The consideration consisted of $359 million in cash and a three-year $30 million promissory note. As part of the sale, it was agreed that any payables or receivables between the parties would be net settled and, as a result, $11 million that we owed to Borets was deducted from the total consideration. We recorded a gain on sale of $18 million.

In 2013, we also completed the sale of our industrial screen business for proceeds totaling $137 million. Through our industrial screen operations, we delivered screen technologies used in numerous industries and, as a result, the screen business was not closely aligned with our goals as a leading provider of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. During the year ended December 31, 2013, we recognized gains totaling $6 million resulting from these industrial screen transactions. The major classes of assets sold in these transactions included $54 million in cash, $36 million of accounts receivable, $37 million of inventory and $93 million of other assets primarily comprised of property, plant and equipment, other intangible assets and goodwill. Liabilities of $69 million were also transferred in the sale, of which $60 million were current liabilities.

During 2012, we completed the sale of our subsea controls business in exchange for an equity investment valued at $173 million (see “Note 11 – Equity Investments”). We recognized a $28 million gain from the transaction (approximately $25 million net of tax). The major classes of assets sold included $39 million of accounts receivable and other current assets, $38 million of inventories, $5 million of property plant and equipment and $74 million of goodwill. Liabilities of $13 million were also transferred in the sale.

3. Restructuring Charges

In the fourth quarter of 2014, in response to the significant decline in the price of crude oil and our anticipation of a lower level of exploration and production spending in 2015, we initiated a plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (“the 2015 Plan”) includes a workforce reduction and other cost reduction measures initiated across our geographic regions.

In the first quarter of 2014, we announced a cost reduction plan (“the 2014 Plan”), which included a worldwide workforce reduction and other cost reduction measures. In connection with the 2014 Plan, we recognized restructuring charges of $273 million in 2014. Our restructuring charges during 2014 in connection with the 2014 Plan include restructuring related asset charges of $135 million, termination (severance) benefits of $114 million, and other restructuring charges of $24 million, for a total of $273 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

The impairments recognized in connection with the 2014 Plan primarily pertain to operations in our Middle East/North Africa (“MENA”) region, where geopolitical issues and recent disruptions in North Africa, primarily Libya, resulted in the decisions in the third quarter of 2014 to exit product lines in selected markets. The 2014 Plan activities resulted in $106 million of cash payments in 2014.

As of December 31, 2014, we completed our planned headcount reductions and closures of underperforming operating locations in connection with the 2014 Plan. The following tables present the components of the restructuring charges by segment.

	Year Ended December 31, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
2015 Plan:
Severance charges	$32	$8	$5	$12	$1	$58
2014 Plan:
Severance charges	15	23	18	30	28	114
Restructuring related asset charges	24	105	4	—	2	135
Other restructuring charges	3	5	9	7	—	24
	$74	$141	$36	$49	$31	$331

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of the 2014 Plan and 2015 Plan that will be paid pursuant to the respective arrangements and statutory requirements.

	At December 31, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
2015 Plan:
Severance liability	$32	$6	$5	$9	$1	$53
2014 Plan:
Severance and other restructuring liability	1	8	6	—	11	26
	$33	$14	$11	$9	$12	$79

The following table presents the restructuring accrual activity for the year ended December 31, 2014.

		Twelve Months Ended December 31, 2014
(Dollars in millions)	Accrued Balance at December 31, 2013	Charges (a)	Cash Payments	Other	Accrued Balance at December 31, 2014
2015 Plan:
Severance liability	$—	$58	$(5)	$—	$53
2014 Plan:
Severance charges	—	114	(94)	(6)	14
Other restructuring charges	—	24	(12)	—	12
Severance and other restructuring liability	—	138	(106)	(6)	26
	$—	$196	$(111)	$(6)	$79

(a)	Includes reversal of $5 million severance charges and $2 million facility related charges for the 2014 Plan.

4.  Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Interest paid, net of capitalized interest	$511	$525	$478
Income taxes paid, net of refunds	386	442	443

In December 2014, we remeasured our Venezuelan bolivar denominated monetary assets and liabilities (primarily cash, accounts receivables, trade payables and other current liabilities) to the SICAD II exchange rate of 50 per U.S. dollar resulting in a $245 million pre-tax charge of which $92 million was related to the remeasurement of cash held in Venezuelan bolivar.

5.  Percentage of Completion Contracts

During 2014, we recognized estimated project losses of $72 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these loss projects were $379 million at December 31, 2014.

As of December 31, 2014, our percentage-of-completion project estimates include $90 million of claims revenue and $24 million of back charges. We have a variety of unapproved contract change orders or claims that are not included in our revenues as of December 31, 2014. The amounts associated with these contract change orders or claims are included in revenue only when they can be estimated reliably and their realization is reasonably assured. During 2014, an additional $80 million of claims revenue was included in our project estimates and $26 million of our prior claims were approved. Our costs in excess of billings as of December 31, 2014 were $128 million and are shown in the “Other Current Assets” line on the balance sheet.

During 2013, we recognized estimated project losses of $232 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these projects were $307 million at December 31, 2013. As of December 31, 2013, our percentage-of-completion project estimates include $36 million of claims revenue and $82 million for liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project. We have a variety of unapproved contract change orders or claims that were not included in our revenues as of December 31, 2013. The amounts associated with these contract change orders or claims are included in revenue only when they can be estimated reliably and their realization is reasonably assured.

During 2012, we recognized losses of $100 million related to a long-term construction contract in Iraq accounted for under the percentage of completion method. In the fourth quarter ended December 31, 2012, we recognized $63 million in revenue upon revision of project estimates on our projects in Mexico. These amounts were determined to be realizable in the fourth quarter of 2012.

6.  Accounts Receivable Factoring

From time to time we may participate in a factoring program to sell accounts receivable in Mexico to third party financial institutions. We did not sell any accounts receivable during 2014. In 2013, we sold $215 million under the program, received cash totaling $204 million and recognized a loss of $3 million on these sales. In 2012, we sold approximately $177 million under the program, received cash totaling $163 million and recognized a loss of $1 million on these sales. Our factoring transactions in 2013 and 2012 qualified for sale accounting under U.S. GAAP and all related proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.
7.  Inventories, Net

Inventories, net of reserves, by category were as follows:

	December 31,
(Dollars in millions)	2014	2013
Raw materials, components and supplies	$194	$386
Work in process	135	130
Finished goods	2,758	2,684
	$3,087	$3,200

Work in process and finished goods inventories include cost of materials, labor and manufacturing overhead.

During 2014 and 2013, we recognized charges for excess and obsolete inventory totaling $113 million and $62 million, respectively. During 2012, we recognized a charge of $30 million to adjust the carrying value of our guar inventory, a component of certain drilling fluids, to the lower of cost or market. During 2012, we also recognized a charge for excess and obsolete inventory of $53 million. These costs are classified in the caption “Cost of Products” within our Consolidated Statements of Operations.

8.  Long-lived Asset Impairments

In the fourth quarter of 2014, a significant decline in crude oil prices contributed to lower anticipated exploration and production spending and a decline in the anticipated utilization of our drilling rig fleet. The decline and its impact on demand represent a significant adverse change in the business climate and an indication that these long-lived assets may not be recoverable. Based on the impairment indicators noted we performed an analysis of our drilling rig fleet and, in the fourth quarter of 2014, recorded long-lived impairment charges of $352 million to adjust the assets of our rig business to fair value. The impairment charges included the impairment of our drilling rigs and certain related intangible assets. To determine the fair value of these assets we utilized an income approach and assumptions related to future utilization rates of the long-lived assets. The long-lived asset impairments recognized in the fourth quarter of $175 million, $28 million, and $149 million related to our MENA/Asia Pacific, Europe/Sub-Sahara Africa (“SSA”)/Russia, and Latin America segments, respectively.

In July 2014, we completed the sale of our rig operations in Russia and Venezuela. We expected the sale would significantly impact the revenues and results of operations of our Russia reporting unit. We considered the associated circumstances and determined that the fair value of our Russia and Latin America reporting units was below their carrying amount. In July 2014, we completed the sale of our rig operations in Russia and Venezuela. As a result of our commitment to sell, we recorded a $143 million long-lived assets impairment charge.

9.  Goodwill

We perform an impairment test for goodwill annually as of October 1, or more frequently if indicators of potential impairment exist. For the purposes of this test, the fair value of our reporting units is determined using both an income approach and a market approach. Through the income approach we estimate fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and considers the risk profile of each reporting unit. Through the market approach we estimate fair value using both forward and trailing-twelve-month earnings multiples derived from recent representative transactions and observable market multiples.

Our reporting units are components of our operating segments, certain of which are aggregated. Our reporting units include the United States, Canada, Latin America, Europe, SSA, Russia, MENA and Asia Pacific. In addition, five additional reporting units were identified in the current period representing the rigs business in each region with the exception of the United States, Canada and Russia.

Our annual goodwill impairment test indicated that the goodwill of the rigs reporting units in Latin America, Europe and Asia Pacific was potentially impaired. The results of our “step-one” analysis were accompanied by other indicators in the form of a decline in the anticipated utilization rates for our drilling rig fleet. Responsive to the impairment indicators noted, we performed a “step two” analysis, comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The “step two” analysis indicated that the goodwill for these reporting units was fully impaired and we recognized an impairment loss of $40 million in the fourth quarter, of which $15 million, $13 million, $12 million, were attributable to the Latin America, Europe and Asia Pacific rigs reporting units, respectively.

In addition, during the second quarter of 2014, we engaged in negotiations to sell our land drilling and workover operations in Russia and Venezuela and we subsequently entered into an agreement to sell the business in July 2014. During this timeframe we expected the sale would significantly impact the revenues and results of operations of our Russia reporting unit, and consequently, we considered the associated circumstances to assess whether an event or change had occurred that, more likely than not, reduced the fair value of our reporting units below their carrying amount. We concluded that the planned sale represented an indicator of impairment and we prepared the analysis necessary to identify the potential impairment and recognize any necessary impairment loss. The analysis indicated that the goodwill for the Russia reporting unit was impaired, we recognized a goodwill impairment loss of $121 million, $95 million of which pertained to goodwill classified, at the time, in current assets held for sale. See “Note 2 – Business Combinations and Divestitures” for additional information regarding the non-cash impairment charges to our assets held for sale.

During the second quarter of 2012, we noted a sustained decline in the market price of our registered shares such that our market capitalization was lower than our total shareholders’ equity for an extended period. Additionally, certain of our reporting units were not performing at the levels previously expected. In response, we considered the associated circumstances to assess whether an event or change occurred that, more likely than not, reduced the fair value of any of our reporting units below their carrying amount. After considering the relevant circumstances, we concluded that the decline in our market capitalization was a potential indicator of impairment and we prepared the analysis necessary to identify potential impairment through the comparison of reporting unit fair values and carrying amounts. This “step one” analysis indicated that the goodwill attributed to our MENA and SSA reporting units was potentially impaired. Consequently, we performed the “step two” analysis of the goodwill impairment test, comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The “step two” analysis indicated that the goodwill for both reporting units was fully impaired and we recognized an impairment loss of $589 million in the second quarter, of which $512 million was attributable to MENA and $77 million to SSA.

The changes in the carrying amount of goodwill by reportable segment for the two years ended December 31, 2014 and 2013, were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
Balance at December 31, 2012	$2,336	$226	$955	$354	$3,871
Acquisitions	—	—	2	—	2
Disposals	(23)	(4)	(13)	(1)	(41)
Purchase price and other adjustments	1	—	(3)	2	—
Foreign currency translation	(71)	(13)	(29)	(10)	(123)
Reclassification to current assets held for sale	(262)	(2)	(143)	(12)	(419)
Balance at December 31, 2013	$1,981	$207	$769	$333	$3,290

Impairment	$—	$(12)	$(39)	$(15)	$(66)
Acquisitions	—	6	—	—	6
Purchase price and other adjustments	1	—	8	(14)	(5)
Foreign currency translation adjustments	(86)	(6)	(115)	(7)	(214)
Balance at December 31, 2014	$1,896	$195	$623	$297	$3,011

10.  Other Intangible Assets

The components of intangible assets were as follows:

	December 31, 2014				December 31, 2013
						Assets
	Gross			Net	Gross	Classified		Net
	Carrying	Accumulated		Intangible	Carrying	as Held for	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Impairment	Assets	Amount	Sale	Amortization	Assets
Acquired technology	$420	$(287)	$—	$133	$417	(4)	$(238)	$175
Licenses	242	(169)	—	73	261	(1)	(161)	99
Patents	232	(117)	—	115	271	(4)	(129)	138
Customer relationships and contracts	205	(122)	(5)	78	329	(46)	(163)	120
Other	85	(38)	(6)	41	91	(5)	(52)	34
	$1,184	$(733)	$(11)	$440	$1,369	$(60)	$(743)	$566

We have trademarks that are considered to have indefinite lives as we have the ability and intent to renew them indefinitely. These trademarks had a carrying value of $7 million and $12 million at December 31, 2014 and 2013, respectively, and are included in the Other caption in the table above. During 2014 we recognized an impairment charge to indefinite lived trademarks of $5 million. In addition, we recognized other intangible asset impairments of $6 million, largely related to our Rigs business.

Additions to intangible assets were $5 million and $15 million for the years ended December 31, 2014 and 2013, respectively.

Amortization expense was $108 million, $120 million and $122 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2014 is expected to be as follows (dollars in millions):

Period	Amount
2015	$71
2016	58
2017	58
2018	54
2019	46

11.  Equity Investments

Our equity investments in unconsolidated affiliates were as follows:

	December 31,
(Dollars in millions)	2014	2013
Proserv Group Inc.	$—	$168
Other equity investments	106	128
Total equity method investments	$106	$296

During 2014, we sold our interests in Proserv, resulting in a gain on the sale of $65 million. In 2013, we sold our interest in Borets resulting in a gain on the sale of $18 million (see “Note 2 – Business Combinations and Divestitures”). Equity in earnings of unconsolidated affiliates for the years ended December 31, 2014, 2013 and 2012 totaled $9 million, $37 million and $51 million, respectively.

In 2012, it was determined that the fair value attributable to certain equity investments was below our carrying value for these certain investments, resulting in an impairment loss of $204 million during the second quarter of 2012.

12.  Short-term Borrowings and Current Portion of Long-term Debt

Our short-term borrowings and current portion of long-term debt consists of the followings:

	December 31,
(Dollars in millions)	2014	2013
Commercial paper program	$245	$292
Revolving credit facility	—	772
364-day term loan facility	175	300
Other short-term bank loans	257	216
Total short-term borrowings	677	1,580
Current portion of long-term debt	50	73
Short-term borrowings and current portion of long-term debt	$727	$1,653
Weighted average interest rate on short-term borrowings outstanding at end of year	1.4%	1.7%

Revolving Credit Facility

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at December 31, 2014. At December 31, 2014, our outstanding commercial paper had a weighted average interest rate of 0.9%, and there were $30 million in outstanding letters of credit under the Credit Agreement.

364-Day Term Loan Facility
We have a $400 million, 364-day term loan facility with a syndicate of banks. The facility will mature on April 9, 2015. Proceeds from the 364-day term loan facility were used to refinance our previous 364-day term loan facility. The facility has substantially similar terms and conditions to our previously existing $300 million, 364-day term loan facility and also includes the same debt-to-capitalization requirement that is contained in our Credit Agreement, with which we are in compliance. At December 31, 2014, our borrowings under our 364-day term loan facility had an interest rate of 1.9%. As of December 31, 2014, $225 million was repaid, leaving an outstanding balance of $175 million.

Other Short-Term Borrowings

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2014, we had $257 million in short-term borrowings under these arrangements with a weighted average interest rate of 1.6%, including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016, with a Libor-based interest rate of 1.3% as of December 31, 2014. In addition, we had $568 million of letters of credit under various uncommitted facilities and $278 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at December 31, 2014.

The carrying value of our short-term borrowings approximates their fair value as of December 31, 2014. The current portion of long-term debt at December 31, 2014, is primarily related to our capital leases.

13. Long-term Debt

We have issued various senior notes, all of which rank equally with our existing and future senior unsecured indebtedness, which have semi-annual interest payments and no sinking fund requirements. Our Long-term Debt consisted of the following:

	December 31,
(Dollars in millions)	2014	2013
5.50% Senior Notes due 2016	$352	$353
6.35% Senior Notes due 2017	607	610
6.00% Senior Notes due 2018	498	498
9.625% Senior Notes due 2019	1,018	1,021
5.125% Senior Notes due 2020	798	798
4.50% Senior Notes due 2022	715	747
6.50% Senior Notes due 2036	556	595
6.80% Senior Notes due 2037	298	298
7.00% Senior Notes due 2038	497	497
9.875% Senior Notes due 2039	247	247
6.75% Senior Notes due 2040	596	596
5.95% Senior Notes due 2042	478	545
4.82% secured borrowing	12	102
Capital and other lease obligations	136	153
Other	40	74
Total Notes Balance	6,848	7,134
Less amounts due in one year	50	73
Long-term debt	$6,798	$7,061

The following is a summary of scheduled Long-term Debt maturities by year (dollars in millions):

2015	$50
2016	395
2017	628
2018	512
2019	45
Thereafter	5,218
$6,848

In December 2014, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes and 6.5% senior notes with an aggregate book value of $138 million and recognized a gain of approximately $11 million.

On April 4, 2012, we completed a $1.3 billion long-term debt offering comprised of $750 million of 4.5% senior notes and $550 million of 5.95% senior notes. The net proceeds from this offering were used to repay short-term indebtedness under our commercial paper program and for general corporate purposes.

In 2012, we received sufficient consents to extend the due date for providing our Form 10-Q filings and our 2012 Form 10-K filing to all series of our publicly traded senior notes. We offered a cash payment of $2.50 for each $1,000 in principal amount for those note holders who consented to the extension and we paid approximately $18 million to the holders of our senior notes in connection with this consent solicitation, which was recognized as an increase in interest expense over the remaining terms of the senior notes. We also incurred and expensed in 2012 other costs, including fees and expenses, of $12 million in connection with our debt consent solicitation.

14.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the contingent consideration discussed in “Note 2 – Business Combinations and Divestitures” and our derivative instruments discussed in “Note 15 – Derivative Instruments,” we had no assets or liabilities measured and recognized at fair value on a recurring basis at December 31, 2014 and 2013.

Fair Value of Other Financial Instruments

Our other financial instruments include short-term borrowings and long-term debt. The carrying value of our commercial paper and other short-term borrowings approximates their fair value due to the short-term duration of the associated interest rate periods. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of our Long-term Debt is classified as Level 2 in the fair value hierarchy.

The fair value and carrying value of our senior notes were as follows:

	December 31,
(Dollars in millions)	2014	2013
Fair value	$6,733	$7,580
Carrying value	6,660	6,805

15.  Derivative Instruments

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

In June 2012, we terminated interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These swaps were designated as fair value hedges of our 6.35% senior notes. As a result of these terminations, we received a cash settlement of $18 million. The gain associated with these interest rate swap terminations was deferred and is being amortized over the remaining term of our 6.35% senior notes as a reduction in interest expense.

 As of December 31, 2014 and 2013, we had net unamortized gains of $33 million and $42 million, respectively, associated with interest rate swap terminations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt. As of December 31, 2014 and 2013, we had net unamortized losses of $11 million in both periods associated with our cash flow hedge terminations.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. As of December 31, 2014 and 2013, we had outstanding foreign currency forward contracts with total notional amounts aggregating $1.6 billion and $992 million, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2014 and 2013, we had swaps with notional amounts outstanding of $168 million for each year. These derivative instruments for foreign currency forward contracts and cross-currency swaps were not designated as hedges, and the changes in fair value of the contracts are recorded in current earnings each period in the line captioned “Other, Net” on the accompanying Consolidated Statements of Operations.

The total estimated fair values of these foreign currency forward contracts and amounts receivable or owed associated with closed foreign currency contracts and the total estimated fair value of our cross-currency contracts are as follows:

	December 31,
(Dollars in millions)	2014	2013	Classifications
Derivative assets not designated as hedges:
Foreign currency forward contracts	$12	$5	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(17)	(6)	Other Current Liabilities
Cross-currency swap contracts	(5)	(21)	Other Liabilities

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statements of Operations is in the table below.

Gain (Loss) Recognized in Statement of Operations	Twelve Months Ended December 31,
(Dollars In millions)	2014	2013	Classification
Derivatives designated as fair value hedges:
Interest rate swaps	$9	$10	Interest Expense, Net

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(22)	(12)	Other, Net
Cross-currency swap contracts	16	13	Other, Net

16.  Shareholders’ Equity

Changes in our Issued and Treasury shares during the years ended December 31, 2014, 2013 and 2012, were as follows:

(Shares in millions)	Issued	Treasury
Balance at December 31, 2011	765	(16)
Shares issued for acquisitions	—	3
Equity awards granted, vested and exercised	—	4
Shares issued for warrants	5	—
Shares issued for internal restructuring	70	(70)
Balance at December 31, 2012	840	(79)
Equity awards granted, vested and exercised	—	6
Balance at December 31, 2013	840	(73)
Change in Shares Associated with Redomestication	(840)	71
Issuance of Weatherford Ireland Shares	774	—
Equity awards granted, vested and exercised	—	2
Balance at December 31, 2014	774	—

On June 17, 2014, we completed the change in our place of incorporation from Switzerland to Ireland, whereby Weatherford Ireland became the new public holding company and the parent of the Weatherford group of companies, pursuant to which each registered share of Weatherford Switzerland was exchanged as consideration for the allotment of one ordinary share of Weatherford Ireland (excluding shares held by, or for the benefit of, Weatherford Switzerland or any of its subsidiaries). The Weatherford Switzerland shares were then cancelled. Weatherford Ireland issued ordinary shares with a par value of $0.001 per share. In conjunction with the redomestication, the shares held by our executive deferred compensation plan were sold and the remaining treasury shares were cancelled.

Effective May 23, 2012, we issued 70 million shares to one of our subsidiaries in an internal restructuring of certain of our assets.

Warrants

On February 28, 2012, 4.3 million outstanding warrants to purchase our shares were exercised through physical delivery of shares in exchange for $65 million and an additional 4.3 million warrants were exercised through net share settlement resulting in the issuance of 494 thousand shares.

Accumulated Other Comprehensive Loss

The following table presents the changes in our accumulated other comprehensive loss by component for the year ended December 31, 2014 and 2013:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at January 1, 2013	$213	$(40)	$(10)	$163
Other comprehensive income before reclassifications	(316)	—	—	(316)
Reclassifications	(37)	2	1	(34)
Net activity	(353)	2	1	(350)
Balance at December 31, 2013	(140)	(38)	(9)	(187)
Other comprehensive income before reclassifications	(763)	(21)	—	(784)
Reclassifications	90	2	—	92
Other	—	—	(2)	(2)
Net activity	(673)	(19)	(2)	(694)
Balance at December 31, 2014	$(813)	$(57)	$(11)	$(881)

The reclassification from the currency translation adjustment component of other comprehensive income includes $90 million from the sale of our land drilling and workover rig operations in Russia and Venezuela and pipeline and specialty service businesses. This amount was recognized in the “Gain on Sale of Businesses and Investments, Net” line in our Consolidated Statements of Operations for the year ended December 31, 2014.

The 2013 reclassification from the currency translation adjustment component of other comprehensive income includes $30 million from the sale of our industrial screen business. This amount was recognized in the “Gain on Sale of Businesses and Investments, Net” line in our Consolidated Statements of Operations for the year ended December 31, 2013.

17. Share-Based Compensation

Incentive Plans

Our incentive plans permit the grant of options, stock appreciation rights, RSAs, restricted share units (“RSUs”), performance share awards, performance unit awards (“PUs”), other share-based awards and cash-based awards to any employee, non-employee directors and other individual service providers or any affiliate. Compensation expense is recognized on a straight-line basis over the requisite service period for the separately vesting portion of each award.

The provisions of each award vary based on the type of award granted and are determined by the Compensation Committee of our Board of Directors. Those awards, such as stock options that are based on a specific contractual term, will be granted with a term not to exceed 10 years. Upon grant of an RSA, the recipient has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares, but not the right to disposition prior to vesting. Recipients of RSU awards do not have the rights of a shareholder until such date as the shares are issued or transferred to the recipient. As of December 31, 2014, approximately 13.2 million shares were available for grant under our incentive plans.

Share-Based Compensation Expense

We recognized the following share-based compensation expense during each of the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Share-based compensation	$56	$66	$76
Related tax benefit	12	11	27

Options

Stock options were granted with an exercise price equal to or greater than the fair market value of our shares as of the date of grant. We used the Black-Scholes option pricing model to determine the fair value of stock options awarded. The estimated fair value of our stock options was expensed over their vesting period, which was generally one to four years. There were no stock options granted during 2014, 2013 or 2012. The intrinsic value of stock options exercised during 2014, 2013 and 2012 was $13 million, $12 million and $4 million, respectively. We received cash proceeds of $11 million from the exercise of stock options during the year ended December 31, 2014. All options were fully vested as of December 31, 2012.

A summary of option activity for the year ended December 31, 2014, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2013	7,956	$9.31	2.01 years	$54,775
Exercised	(1,313)	8.24
Outstanding and Vested at December 31, 2014	6,643	9.52	1.18 years	23,500

Exercisable at December 31, 2014	5,368	7.07	1.03 years	23,500

Restricted Share Awards and Restricted Share Units

RSAs and RSUs vest based on continued employment, generally over a two to five-year period. The fair value of RSAs and RSUs is determined based on the closing price of our shares on the date of grant. The total fair value, less assumed forfeitures, is expensed over the vesting period. The weighted-average grant date fair value of RSAs and RSUs granted during the years ended December 31, 2014, 2013 and 2012 was $18.98, $13.49 and $13.30, respectively. The total fair value of RSAs and RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $52 million, $61 million and $78 million, respectively. As of December 31, 2014, there was $77 million of unrecognized compensation expense related to unvested RSAs and RSUs, which is expected to be recognized over a weighted average period of two years. A summary of RSA and RSU activity for the year ended December 31, 2014 is presented below:

	RSA	Weighted Average Grant Date Fair Value	RSU	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-Vested at December 31, 2013	3,211	$14.80	3,137	$14.26
Granted	425	17.72	2,997	19.16
Vested	(1,171)	14.87	(1,633)	15.29
Forfeited	(211)	14.97	(201)	15.93
Non-Vested at December 31, 2014	2,254	15.31	4,300	17.21

Performance Units

The performance units we granted in 2014 vest over three years and the performance units we granted prior to 2014 vest at the end of a three-year period assuming continued employment and the Company’s achievement of certain market-based performance goals. Depending on the performance levels achieved in relation to the predefined targets, shares may be issued for 50% to 225% of the units awarded. If the threshold market conditions are not met, the performance units will expire unvested and no shares will be issued. The grant date fair value of the performance units we have granted was determined through use of the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation during the year ended December 31, 2014, included a risk-free rate of 0.34%, volatility of 33.53% and a zero dividend yield. The weighted-average grant date fair value of the performance units we granted during the years ended December 31, 2014, 2013 and 2012 was $14.31, $10.81 and $21.32, respectively. The total fair value of shares issued in connection with performance units during the years ended December 31, 2014, 2013 and 2012 was $11 million, $8 million and $1 million, respectively. For the year ended December 31, 2014 and 2013, 541 thousand and 1.3 million shares of stock were issued, respectively, for the performance units related to the departure of certain former executive officers. As of December 31, 2014, there was $12 million of unrecognized compensation expense related to performance units, which is expected to be recognized over a weighted average period of one year.

A summary of performance unit activity for the year ended December 31, 2014, is presented below:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested at December 31, 2013	1,911	$16.05
Granted	801	14.31
Vested	(282)	12.49
Forfeited	(482)	28.61
Non-vested at December 31, 2014	1,948	12.74

18.  Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $79 million, $73 million and $62 million in 2014, 2013 and 2012, respectively.

We have defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees.  Plan benefits are generally based on factors such as age, compensation levels and years of service. Net periodic benefit cost related to these plans totaled $18 million, $20 million and $16 million in 2014, 2013 and 2012, respectively. The projected benefit obligations on a consolidated basis were $325 million and $297 million as of December 31, 2014 and 2013, respectively. Actuarial losses totaling $42 million and offsetting currency fluctuations of $28 million were the two main components affecting the obligation during the year other than expected service and interest costs. The fair values of plan assets on a consolidated basis (determined primarily using Level 2 inputs) were $161 million and $151 million as of December 31, 2014 and 2013, respectively. Currency fluctuations also had an impact on assets, reducing the increase in value related to asset returns and contributions. The net underfunded obligation was substantially all recorded within Other Noncurrent Liabilities at each balance sheet date. Additionally, consolidated amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost were $75 million and $52 million as of December 31, 2014 and 2013, respectively. The increase in other comprehensive income year over year is due to an annual net loss of $33 million resulting primarily from a decrease in discount rates.

The weighted average assumption rates used for benefit obligations were as follows:

Year Ended December 31,
	2014	2013
Discount rate:
United States plans	1.00% - 4.00%	1.00% - 4.75%
International plans	1.65% - 7.00%	3.50% - 7.00%
Rate of compensation increase:
United States plans	—	—
International plans	2.00% - 3.30%	3.00% - 4.50%

During 2014 and 2013, we contributed $14 million and $12 million, respectively, to our defined benefit pension and other post-retirement benefit plans. In 2015, we expect to contribute approximately $6 million to those plans.

19. Income Taxes

We are exempt from Swiss cantonal and communal tax on income derived outside Switzerland, and we are also granted participation relief from Swiss federal tax for qualifying dividend income and capital gains related to the sale of qualifying investments in subsidiaries. We expect that the participation relief will result in a full exemption of participation income from Swiss federal income tax.

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. The relationship between our pre-tax income or loss and our income tax provision or benefit varies from period to period as a result of various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure.

Our income tax (provision) benefit from continuing operations consisted of the following:

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Total current provision	$(350)	$(177)	$(475)
Total deferred benefit	66	33	13
Provision for Income Taxes	$(284)	$(144)	$(462)

The difference between the income tax provision at the Swiss federal income tax rate and the income tax provision attributable to “Loss Before Income Taxes” for each of the three years ended December 31, 2014, 2013 and 2012 is analyzed below:

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Swiss federal income tax rate at 7.83%	$20	$13	$23
Tax on operating earnings subject to rates different than the Swiss federal income tax rate	(70)	89	(341)
Tax on divestitures gains subject to different tax rate	(109)	—	—
Change in valuation allowance	(222)	(264)	(108)
Change in uncertain tax positions	97	18	(36)
Provision for Income Taxes	$(284)	$(144)	$(462)

In 2014, we had a tax provision of $284 million on a loss before income taxes of $255 million. Our results for 2014 include a $161 million goodwill impairment charge, a $245 million loss due to the devaluation of Venezuela bolivar and $72 million of project losses related to our early production facility contracts in Iraq, all of which provided no tax benefit. In addition, we incurred a $495 million long-lived assets impairments charge, with limited tax benefit. During 2014, we also sold our land drilling and workover rig operations in Russia and Venezuela, pipeline and specialty services business, engineered chemistry, Integrity drilling fluids business and our equity investment in Proserv for a total gain of approximately $349 million.

In 2013, our income before tax included a $153 million charge for the settlement of the United Nations oil-for-food program governing sales of goods into Iraq and Foreign Corrupt Practices Act (“FCPA”) matters, a $299 million loss on certain legacy projects in Iraq, $98 million of bad debt expense, which included an increase to the allowance for doubtful accounts in Venezuela, and a $100 million loss due to the devaluation of the Venezuelan bolivar, all with no or little tax benefit. Our 2013 tax provision included certain discrete tax benefits primarily due to tax planning activities, decreases in reserves for uncertain tax positions due to statute of limitation expiration and audit closures and the enactment of the American Taxpayer Relief Act, which decreased our effective tax rate for the period.

In 2012, our results included a $589 million goodwill impairment charge, substantially all of which was non-deductible, a $204 million equity method impairment charge and a $100 million accrual for a loss contingency, both of which were fully non-deductible.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations. Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting.

The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,
(Dollars stated in millions)	2014	2013
Net operating losses carryforwards	$600	$614
Accrued liabilities and reserves	235	224
Tax credit carryforwards	103	115
Employee benefits	70	54
Inventory	70	51
Other differences between financial and tax basis	108	79
Valuation allowance	(732)	(554)
Total deferred tax assets	454	583
Deferred tax liabilities:
Property, plant and equipment	(324)	(415)
Intangible assets	(206)	(221)
Deferred Income	(22)	(6)
Other differences between financial and tax basis	(21)	(22)
Total deferred tax liabilities	(573)	(664)
Net deferred tax liability	$(119)	$(81)

The overall increase in the valuation allowance in both 2014 and 2013 is primarily attributable to the establishment of a valuation allowance against current year net operating losses ("NOLs") and tax credits in various jurisdictions. Our results in 2014 include significant tax losses in Mexico, Venezuela, and Iraq and in 2013 include significant tax losses in Iraq which we recorded a valuation allowance of $172 million and $134 million, respectively.

Deferred income taxes generally have not been recognized on the cumulative undistributed earnings of our non-Swiss subsidiaries because they are considered to be indefinitely reinvested or they can be distributed on a tax free basis. Distribution of these earnings in the form of dividends or otherwise may result in a combination of income and withholding taxes payable in various countries. As of December 31, 2014, the cumulative undistributed earnings of our non-Swiss subsidiaries that are considered indefinitely reinvested and may be subject to tax if distributed amount to approximately $3 billion. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the unrecognized amount of deferred income taxes and the related dividend withholding taxes associated with these undistributed earnings.

At December 31, 2014, we had approximately $2.6 billion of NOLs in various jurisdictions, $239 million of which were generated by certain U.S. subsidiaries. Loss carryforwards, if not utilized, will mostly expire for U.S. subsidiaries in 2030 and 2033 and at various dates from 2015 through 2034 for non-U.S. subsidiaries. At December 31, 2014, we had $103 million of tax credit carryovers, of which $85 million is for U.S. subsidiaries. The U.S. credits primarily consists of $28 million of research and development tax credit carryforwards which expire from 2017 through 2034, and $57 million of foreign tax credit carryforwards which expire from 2015 through 2022.

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:

	Year Ended December 31,
(Dollars stated in millions)	2014	2013	2012
Balance at beginning of year	$289	$296	$292
Additions as a result of tax positions taken during a prior period	23	64	8
Reductions as a result of tax positions taken during a prior period	(35)	(12)	(1)
Additions as a result of tax positions taken during the current period	2	31	29
Reductions relating to settlements with taxing authorities	(24)	(60)	(14)
Reductions as a result of a lapse of the applicable statute of limitations	(9)	(19)	(19)
Foreign exchange effects	(11)	(11)	1
Balance at end of year	$235	$289	$296

Substantially all of the uncertain tax positions, if recognized in future periods, would impact our effective tax rate. To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense and other non-current liabilities in the Consolidated Financial Statements in accordance with our accounting policy. We recorded benefits of $53 million and $21 million and an expense of $21 million of interest and penalties for the years ended December 31, 2014, 2013 and 2012, respectively. The amounts in the table above exclude accrued interest and penalties of $58 million, $121 million and $142 million at December 31, 2014, 2013 and 2012, respectively, which are included in other liabilities.

We are subject to income tax in many of the over 100 countries where we operate. As of December 31, 2014, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Canada	2007 - 2014
Mexico	2007 - 2014
Russia	2012 - 2014
Switzerland	2009 - 2013
United States	2007 - 2014
Venezuela	2009 - 2014

We anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $24 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

20.  Disputes, Litigation and Contingencies

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the FCPA and trade sanctions related to the U.S. government investigations disclosed above and in our U.S. Securities and Exchange Commission (the “SEC”) filings since 2007. Those shareholder derivative cases, captioned Neff v. Brady, et al., No. 201040764, Rosner v. Brady, et al., No. 201047343, and Hess v. Duroc-Danner, et al., No. 201040765, were filed in Harris County, Texas state court and consolidated (collectively referred to as the “Neff Case”). In 2014, one of the three cases, Hess v. Duroc-Danner, et al., No. 201040765, was voluntarily dismissed from the Neff Case. Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 201420933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss the consolidated action is pending.

In March 2011, a shareholder derivative action, Iron Workers Mid-South Pension Fund v. Duroc-Danner, et al., No. 201119822, was filed in Harris County, Texas, civil court purportedly on behalf of the Company against certain current and former officers and directors, alleging breaches of duty related to the material weakness and restatement announcements. In February 2012, a second substantially similar shareholder derivative action, Wandel v. Duroc-Danner, et al., No. 1:12-cv-01305-LAK (SDNY), was filed in federal court in the Southern District of New York. In March 2012, a purported securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (SDNY) was filed in the Southern District of New York against us and certain current and former officers. That case alleges violation of the federal securities laws related to the restatement of our historical financial statements announced on February 21, 2012, and later added claims related to the announcement of a subsequent restatement on July 24, 2012. In the three months ended December 31, 2014, we advanced settlement negotiations such that settlement is deemed probable and we maintain an accrual of the estimated probable loss.

We cannot predict the outcome of these cases including the amount of any possible loss. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material.

In March 2011, a purported shareholder class action captioned Dobina v. Weatherford International Ltd., et al., No. 1:11-cv-01646-LAK (SDNY), was filed in the U.S. District Court for the Southern District of New York, following our announcement on March 1, 2011 of a material weakness in our internal controls over financial reporting for income taxes, and restatement of our historical financial statements (the “2011 Class Action”). The lawsuit alleged violation of the federal securities laws by us and certain current and former officers. During the three months ended December 31, 2013, we entered into negotiations to settle the 2011 Class Action. As a result of these negotiations, settlement became probable and a settlement agreement was signed on January 29, 2014. The settlement was approved by the U.S. District Court for the Southern District of New York on January 5, 2015, and final judgment entered on January 30, 2015. The settlement agreement required payments totaling $53 million which was entirely funded by our insurers.

U.S. Government and Internal Investigations

On January 17, 2014, the U.S. District Court for the Southern District of Texas approved the settlement agreements between us and certain of our subsidiaries and the U.S. Department of Justice (“DOJ”). On November 26, 2013, we announced that we and our subsidiaries also entered into settlement agreements with the U.S. Departments of Treasury and Commerce and with the SEC, which the U.S. District Court for the Southern District of Texas entered on December 20, 2013. These agreements collectively resolved investigations of prior alleged violations by us and certain of our subsidiaries relating to certain trade sanctions laws, participation in the United Nations oil-for-food program governing sales of goods into Iraq and non-compliance with FCPA matters.

The $253 million payable by us and our subsidiaries was paid in January and February 2014 pursuant to the terms of the settlement agreements. These agreements include a requirement to retain, for a period of at least 18 months, an independent monitor responsible for assessing our compliance with the terms of the agreement so as to address and reduce the risk of recurrence of alleged misconduct, after which we would continue to evaluate our own compliance program and make periodic reports to the DOJ and SEC and maintain agreed compliance monitoring and reporting systems, all of which is costly to us. In April 2014, the independent monitor was retained and the compliance assessment period began. These agreements also require us to retain an independent third party to retroactively audit our compliance with U.S. export control laws during the years 2012, 2013 and 2014. This audit is on-going.

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

In the third quarter of 2014, we settled a compensation dispute with a former Senior Vice President and General Counsel who left the Company in 2009 and recognized an immaterial additional accrual to the amount previously accrued in 2013.

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

21.  Commitments

We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancellable operating leases are as follows (dollars in millions):

2015	$269
2016	275
2017	154
2018	121
2019	76
Thereafter	233
$1,128

Total rent expense incurred under operating leases was approximately $536 million, $581 million and $458 million for the years ended December 31, 2014, 2013 and 2012, respectively. The future rental commitment table above does not include leases that are short-term in nature or can be cancelled with notice of less than three months.

22. Segment Information

Reporting Segments

Our operational performance is reviewed and managed on a geographic basis. We report the following regions, which are our operating segments, as separate, distinct reporting segments: North America; MENA/Asia Pacific; Europe/SSA/Russia; and Latin America. Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Year Ended December 31, 2014
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures
North America	$6,852	$996	$431	$454
MENA/Asia Pacific	3,095	85	401	319
Europe/SSA/Russia	2,584	386	259	303
Latin America	2,380	256	257	312
	14,911	1,723	1,348	1,388
Corporate and Research and Development		(468)	23	62
Long-lived Assets Impairment		(495)
Goodwill Impairment		(161)
Restructuring Charges (a)		(331)
Gain on Sale of Businesses and Investments, Net		349
Other Items (b)		(112)
Total	$14,911	$505	$1,371	$1,450

(a)
We recognized 2014 Plan restructuring charges of $273 million: $42 million in North America, $133 million in MENA/Asia Pacific, $31 million in Europe/SSA/Russia, $37 million in Latin America and $30 million in Corporate and Research and Development. We also recognized $58 million restructuring charges for our 2015 Plan: $32 million in North America, $8 million in MENA/Asia Pacific, $5 million in Europe/SSA/Russia, $12 million in Latin America and $1 million in Corporate and Research and Development.

(b)
Includes professional fees of $107 million related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations, and our 2014 redomestication from Switzerland to Ireland and other charges of $5 million.

	Year Ended December 31, 2013
(Dollars in millions)	Net Operating Revenues	Income from Operations (c)	Depreciation and Amortization	Capital Expenditures
North America	$6,390	$820	$424	$434
MENA/Asia Pacific	3,344	(96)	396	526
Europe/SSA/Russia	2,693	288	286	305
Latin America (d)	2,836	306	276	247
	15,263	1,318	1,382	1,512
Corporate and Research and Development		(466)	20	63
U.S. Government Investigation Loss		(153)
Gain on Sale of Businesses and Investments, Net		24
Other Items (e)		(200)
Total	$15,263	$523	$1,402	$1,575

(c)
We recognized a charge for bad debt expense of $98 million attributable to our reporting segments as follows: $59 million in Latin America, $27 million in MENA/Asia Pacific, $10 million for Europe/SSA/Russia, and $2 million in North America. See footnote (d) below for additional details for the bad debt expense charge in Latin America of $59 million. During 2013, we recognized a charge for excess and obsolete inventory of $62 million attributable to each reporting segment as follows: $35 million in North America, $7 million in MENA/Asia Pacific, $13 million in Europe/SSA/Russia and $7 million in Latin America.

(d)
On December 17, 2013, we accepted bonds with a face value of $127 million from PDVSA in full settlement of $127 million in trade receivables. Upon receipt, we immediately sold these bonds in a series of transactions recognizing a loss of $58 million.

(e)
Includes $67 million of professional fees and expenses for U.S. government investigations and the remediation of our material weakness related to income taxes, $94 million of severance and $39 million of other items.

	Year Ended December 31, 2012
(Dollars in millions)	Net Operating Revenues	Income from Operations (f)	Depreciation and Amortization	Capital Expenditures
North America	$6,824	$1,078	$412	$744
MENA/Asia Pacific	2,795	34	352	657
Europe/SSA/Russia	2,519	315	255	341
Latin America	3,077	395	238	384
	15,215	1,822	1,257	2,126
Corporate and Research and Development		(453)	25	51
Goodwill and Equity Investment Impairment		(793)
U.S. Government Investigation Loss		(100)
Gain on Sale of Businesses and Investments, Net		28
Other Items (g)		(206)
Total	$15,215	$298	$1,282	$2,177

(f)
We recognized a charge for excess and obsolete inventory of $53 million attributable to each reporting segment as follows: $21 million in North America, $16 million in MENA/Asia Pacific, $11 million in Europe/SSA/Russia and $5 million in Latin America. We also recognized a charge of $30 million to adjust the carrying value of our guar inventory, a component of certain drilling fluids, to the lower of cost or market, all of which was attributable to the North America reporting segment.

(g)
Includes income tax restatement and material weakness remediation expenses of $103 million, $13 million of costs incurred in connection with U.S. government investigations, $11 million of non-recurring fees and expenses associated with our 2012 debt consent solicitation and severance, exit and other charges of $79 million.

The following table presents total assets by segment at December 31:

	Total Assets at December 31,
(Dollars in millions)	2014	2013
North America	$7,297	$7,720
MENA/Asia Pacific	4,736	5,328
Europe/SSA/Russia	3,203	4,346
Latin America	3,307	4,247
Corporate and Research and Development	346	336
Total	$18,889	$21,977

Total assets in the United States, which is part of our North America segment, were $6.1 billion and $6.2 billion as of December 31, 2014 and 2013, respectively. The remaining North America total assets balance of $1.2 billion and $1.5 billion, respectively as of December 31, 2014 and 2013, is related to our operations in Canada.

Products and Services

We are one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. The composition of our consolidated revenues by product service line group is as follows:

	Year Ended December 31,
	2014	2013	2012
Formation Evaluation and Well Construction	58%	61%	56%
Completion and Production	42	39	44
Total	100%	100%	100%

Geographic Areas

Financial information by geographic area is summarized below. Revenues from customers and long-lived assets in Switzerland were insignificant in each of the years presented. Long-lived assets exclude goodwill and intangible assets as well as deferred tax assets of $129 million and $33 million at December 31, 2014 and 2013, respectively.

	Revenues			Long-lived Assets
(Dollars in millions)	2014	2013	2012	2014	2013
United States	$5,567	$5,146	$5,465	$2,114	$2,212
Canada	1,285	1,244	1,359	264	431
Mexico	479	959	1,274	170	226
Other Countries	7,580	7,914	7,117	4,817	5,285
	$14,911	$15,263	$15,215	$7,365	$8,154

23. Consolidating Financial Statements

Weatherford Ireland, a public limited company organized under the laws of Ireland and the ultimate parent of the Weatherford group, guarantees the obligations of our subsidiaries – Weatherford Bermuda, a Bermuda exempted company, and Weatherford Delaware, a Delaware limited liability company, including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2014, 2013 and 2012: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2014, 2013 and 2012: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In addition to these obligations, the following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2012: (1) the 4.95% senior notes and (2) 5.15% senior notes. Our 364-day term loan facility was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of December 31, 2013. In 2014, we refinanced the 364-day term loan facility with a new 364-day term loan facility, which was an obligation of Weatherford Bermuda, and is also guaranteed by Weatherford Delaware as of December 31, 2014.

As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Year Ended December 31, 2014

(Dollars in Millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$14,911	$—	$14,911
Costs and Expenses	(59)	(18)	3	(14,332)	—	(14,406)
Operating Income (Loss)	(59)	(18)	3	579	—	505

Other Income (Expense):
Interest Expense, Net	—	(422)	(57)	(19)	—	(498)
Intercompany Charges, Net	(99)	7,291	(266)	(8,802)	1,876	—
Equity in Subsidiary Income	(424)	(430)	407	(2)	449	—
Other, Net	—	20	(3)	(279)	—	(262)
Income (Loss) Before Income Taxes	(582)	6,441	84	(8,523)	2,325	(255)
(Provision) Benefit for Income Taxes	(2)	—	131	(413)	—	(284)
Net Income (Loss)	(584)	6,441	215	(8,936)	2,325	(539)
Noncontrolling Interests	—	—	—	(45)	—	(45)
Net Income (Loss) Attributable to Weatherford	$(584)	$6,441	$215	$(8,981)	$2,325	$(584)
Comprehensive Income (Loss) Attributable to Weatherford	$(1,278)	$5,811	$(128)	$(9,674)	$3,991	$(1,278)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Year Ended December 31, 2013

(Dollars in Millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$15,263	$—	$15,263
Costs and Expenses	(50)	(139)	(3)	(14,548)	—	(14,740)
Operating Income (Loss)	(50)	(139)	(3)	715	—	523

Other Income (Expense):
Interest Expense, Net	—	(430)	(61)	(25)	—	(516)
Intercompany Charges, Net	(53)	49	(337)	341	—	—
Equity in Subsidiary Income	(242)	30	461	—	(249)	—
Other, Net	—	(31)	(2)	(144)	—	(177)
Income (Loss) Before Income Taxes	(345)	(521)	58	887	(249)	(170)
(Provision) Benefit for Income Taxes	—	—	145	(289)	—	(144)
Net Income (Loss)	(345)	(521)	203	598	(249)	(314)
Noncontrolling Interests	—	—	—	(31)	—	(31)
Net Income (Loss) Attributable to Weatherford	$(345)	$(521)	$203	$567	$(249)	$(345)
Comprehensive Income (Loss) Attributable to Weatherford	$(695)	$(788)	$39	$214	$535	$(695)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Year Ended December 31, 2012

(Dollars in Millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$15,215	$—	$15,215
Costs and Expenses	(59)	(114)	(5)	(14,739)	—	(14,917)
Operating Income (Loss)	(59)	(114)	(5)	476	—	298

Other Income (Expense):
Interest Expense, Net	—	(401)	(69)	(16)	—	(486)
Intercompany Charges, Net	(28)	53	(233)	208	—	—
Equity in Subsidiary Income	(689)	(701)	(94)	—	1,484	—
Other, Net	(2)	(34)	—	(64)	—	(100)
Income (Loss) Before Income Taxes	(778)	(1,197)	(401)	604	1,484	(288)
(Provision) Benefit for Income Taxes	—	—	107	(569)	—	(462)
Net Income (Loss)	(778)	(1,197)	(294)	35	1,484	(750)
Noncontrolling Interests	—	—	—	(28)	—	(28)
Net Income (Loss) Attributable to Weatherford	$(778)	$(1,197)	$(294)	$7	$1,484	$(778)
Comprehensive Income (Loss) Attributable to Weatherford	$(695)	$(1,197)	$(294)	90	1,401	(695)

Condensed Consolidating Balance Sheet
December 31, 2014

(Dollars in Millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$1	$—	$22	$451	$—	$474
Other Current Assets	4	12	544	7,524	(614)	7,470
Total Current Assets	5	12	566	7,975	(614)	7,944

Equity Investments in Affiliates	8,662	10,490	9,730	3,974	(32,856)	—
Intercompany Receivables, Net	—	—	—	10,490	(10,490)	—
Other Assets	5	35	16	10,889	—	10,945
Total Assets	$8,672	$10,537	$10,312	$33,328	$(43,960)	$18,889

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$618	$6	$103	$—	$727
Accounts Payable and Other Current Liabilities	43	256	—	3,615	(614)	3,300
Total Current Liabilities	43	874	6	3,718	(614)	4,027

Long-term Debt	—	5,749	911	137	1	6,798
Intercompany Payables, Net	1,666	6,202	2,622	—	(10,490)	—
Other Long-term Liabilities	5	82	5	939	—	1,031
Total Liabilities	1,714	12,907	3,544	4,794	(11,103)	11,856

Weatherford Shareholders’ Equity	6,958	(2,370)	6,768	28,459	(32,857)	6,958
Noncontrolling Interests	—	—	—	75	—	75
Total Liabilities and Shareholders’ Equity	$8,672	$10,537	$10,312	$33,328	$(43,960)	$18,889

Condensed Consolidating Balance Sheet
December 31, 2013

(Dollars in Millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$435	$—	$435
Other Current Assets	57	5	415	9,430	(408)	9,499
Total Current Assets	57	5	415	9,865	(408)	9,934

Equity Investments in Affiliates	8,663	11,742	8,065	6,466	(34,936)	—
Equity Held in Parent	—	—	10	27	(37)	—
Intercompany Receivables, Net	—	—	—	7,304	(7,304)	—
Other Assets	7	41	17	11,978	—	12,043
Total Assets	$8,727	$11,788	$8,507	$35,640	$(42,685)	$21,977

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,445	$23	$185	$—	$1,653
Accounts Payable and Other Current Liabilities	312	129	—	4,071	(408)	4,104
Total Current Liabilities	312	1,574	23	4,256	(408)	5,757

Long-term Debt	—	5,891	986	184	—	7,061
Intercompany Payables, Net	243	6,755	306	—	(7,304)	—
Other Long-term Liabilities	10	97	2	847	—	956
Total Liabilities	565	14,317	1,317	5,287	(7,712)	13,774

Weatherford Shareholders’ Equity	8,162	(2,529)	7,190	30,312	(34,973)	8,162
Noncontrolling Interests	—	—	—	41	—	41
Total Liabilities and Shareholders’ Equity	$8,727	$11,788	$8,507	$35,640	$(42,685)	$21,977

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

(Dollars in Millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(584)	$6,441	$215	$(8,936)	$2,325	$(539)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	99	(7,291)	266	8,802	(1,876)	—
Equity in (Earnings) Loss of Affiliates	424	430	(407)	2	(449)	—
Deferred Income Tax Provision (Benefit)	—	—	(25)	(41)	—	(66)
Other Adjustments	23	(180)	(42)	1,767	—	1,568
Net Cash Provided (Used) by Operating Activities	(38)	(600)	7	1,594	—	963
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,450)	—	(1,450)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	18	—	18
Acquisition of Intellectual Property	—	—	—	(5)	—	(5)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	1,770	—	1,770
Net Cash Provided (Used) by Investing Activities	—	—	—	330	—	330
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(827)	—	(97)	—	(924)
Borrowings (Repayments) Long-term Debt, Net	—	(153)	(92)	(14)	—	(259)
Borrowings (Repayments) Between Subsidiaries, Net	39	1,580	107	(1,726)	—	—
Proceeds from Capital Contributions	—	—	—	22	—	22
Other, Net	—	—	—	(19)	—	(19)
Net Cash Provided (Used) by Financing Activities	39	600	15	(1,834)	—	(1,180)
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(74)	—	(74)
Net Increase in Cash and Cash Equivalents	1	—	22	16	—	39
Cash and Cash Equivalents at Beginning of Year	—	—	—	435	—	435
Cash and Cash Equivalents at End of Year	$1	$—	$22	$451	$—	$474

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013

(Dollars in Millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(345)	$(521)	$203	$598	$(249)	$(314)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	53	(49)	337	(341)	—	—
Equity in (Earnings) Loss of Affiliates	242	(30)	(461)	—	249	—
Deferred Income Tax Provision (Benefit)	—	—	28	(61)	—	(33)
Other Adjustments	(48)	748	470	406	—	1,576
Net Cash Provided (Used) by Operating Activities	(98)	148	577	602	—	1,229
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,575)	—	(1,575)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(8)	—	(8)
Acquisition of Intellectual Property	—	—	—	(9)	—	(9)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	—	—	—
Proceeds from Sale of Assets and Businesses, Net	—	—	—	488	—	488
Capital Contribution to Subsidiary	—	(1,181)	—	—	1,181	—
Net Cash Provided (Used) by Investing Activities	—	(1,181)	—	(1,104)	1,181	(1,104)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	550	(4)	66	—	612
Borrowings (Repayments) Long-term Debt, Net	—	(544)	(30)	(26)	—	(600)
Borrowings (Repayments) Between Subsidiaries, Net	100	1,027	(565)	(562)	—	—
Proceeds from Capital Contributions	—	—	—	1,181	(1,181)	—
Other, Net	(2)	—	22	(26)	—	(6)
Net Cash Provided (Used) by Financing Activities	98	1,033	(577)	633	(1,181)	6
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	4	—	4
Net Increase in Cash and Cash Equivalents	—	—	—	135	—	135
Cash and Cash Equivalents at Beginning of Year	—	—	—	300	—	300
Cash and Cash Equivalents at End of Year	$—	$—	$—	$435	$—	$435

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012

(Dollars in Millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(778)	$(1,197)	$(294)	$35	$1,484	$(750)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	28	(53)	233	(208)	—	—
Equity in (Earnings) Loss of Affiliates	689	701	94	—	(1,484)	—
Deferred Income Tax (Provision) Benefit	—	—	10	(23)	—	(13)
Other Adjustments	50	35	472	1,427	—	1,984
Net Cash Provided (Used) by Operating Activities	(11)	(514)	515	1,231	—	1,221
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(2,177)	—	(2,177)
Acquisitions of Businesses, Net of Cash Acquired	(30)	—	—	(135)	—	(165)
Acquisition of Intellectual Property	—	—	—	(17)	—	(17)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—	(8)	—	(8)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	61	—	61
Capital Contribution to Subsidiary	(30)	(85)	(118)	118	115	—
Net Cash Provided (Used) by Investing Activities	(60)	(85)	(118)	(2,158)	115	(2,306)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(108)	—	95	—	(13)
Borrowings (Repayments) Long-term Debt, Net	—	1,295	(296)	4	—	1,003
Borrowings (Repayments) Between Subsidiaries, Net	71	(588)	(101)	618	—	—
Proceeds from Capital Contribution	—	—	—	115	(115)	—
Other, Net	—	—	—	22	—	22
Net Cash Provided (Used) by Financing Activities	71	599	(397)	854	(115)	1,012
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	—	—	(71)	—	(71)
Cash and Cash Equivalents at Beginning of Period	—	—	—	371	—	371
Cash and Cash Equivalents at End of Period	$—	$—	$—	$300	$—	$300

24. Subsequent Event

A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading February 12, 2014, replacing the previous SICAD II mechanism.  The SIMADI is intended to provide limited access to a free market rate of exchange. At December 31, 2014 our net monetary asset position denominated in Venezuelan bolivar was $36 million.  We believe that significant uncertainty exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism including SIMADI.  Consequently, we are not able to estimate the financial effect of using the SIMADI.  We anticipate recognizing further remeasurement charges in the first quarter of 2015 and will continue to monitor the impact on our financial statements of the evolving Venezuela exchange rate.

25. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 are presented in the following tables. In the following tables, the sum of basic and diluted “Earnings (Loss) Per Share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

	2014 Quarters
(Dollars in millions, except per share amounts)	First		Second		Third		Fourth		Total
Revenues	$3,596		$3,711		$3,877		$3,727		$14,911
Gross Profit	757		882		992		819		3,450
Net Income (Loss) Attributable to Weatherford (e)	(41)	(a)	(145)	(b)	77	(c)	(475)	(d)	(584)

Basic Earnings (Loss) Per Share	(0.05)		(0.19)		0.10		(0.61)		(0.75)
Diluted Earnings (Loss) Per Share	(0.05)		(0.19)		0.10		(0.61)		(0.75)

(a)	Includes restructuring charges of $70 million.

(b)	Includes restructuring charges of $59 million, and long-lived assets and goodwill impairment charges of $143 million and $125 million, respectively.

(c)
Includes restructuring charges of $154 million and a gain of $38 million primarily related to the sale of our pipeline and specialty services business and land drilling and workover rigs in Russia and Venezuela.

(d)
Includes a long-lived asset impairment charge of $352 million, a goodwill impairment charge of $40 million, a $245 million charge related to adopting the SICAD II exchange rate, a gain of $311 million primarily related to the sale of our engineered chemistry and Integrity drilling fluids businesses and the disposal of all of our shares in Proserv. This also includes restructuring charges of $58 million associated with our 2015 plan.

(e)
Includes estimated project losses of $26 million, $2 million, $10 million and $34 million for the first, second, third and fourth quarter of 2014, respectively. These charges were related to our long-term early production facility construction contracts in Iraq accounted for under the percentage of completion method.

	2013 Quarters
(Dollars in millions, except per share amounts)	First		Second		Third	Fourth		Total
Revenues	$3,837		$3,868		$3,820	$3,738		$15,263
Gross Profit	831		742		784	604		2,961
Net Income (Loss) Attributable to Weatherford (i)	22	(f)	(118)	(g)	22	(271)	(h)	(345)

Basic Earnings (Loss) Per Share	0.03		(0.15)		0.03	(0.35)		(0.45)
Diluted Earnings (Loss) Per Share	0.03		(0.15)		0.03	(0.35)		(0.45)

(f)
Effective February 13, 2013, the Venezuelan government devalued its currency and the official exchange rate moved from 4.30 per dollar to 6.30 per dollar for all goods and services. We recognized a charge of approximately $100 million for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation.

(g)	Includes a $153 million accrual related to the U.S. government investigations.

(h)	Includes our recognition of a $58 million loss upon settlement of $127 million in outstanding receivables due from PDVSA.

(i)
Includes estimated project gain of $7 million for the first quarter, estimated project loss of $6 million, $85 million and $148 million for the second, third and fourth quarter of 2013, respectively. These charges were related to our long-term early production facility construction contracts in Iraq accounted for under the percentage of completion method.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

As disclosed in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2013, the Company changed its independent registered public accountants effective March 7, 2013.

Item 9A. Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Controls Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal controls are designed to provide reasonable, but not absolute, assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a system of internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – An Integrated Framework (September 1992). As a result of this assessment management concluded that as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.

KPMG LLP has issued an attestation report dated February 17, 2015, on our internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of and with the participation of management, including the CEO and the CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our CEO and CFO have concluded our disclosure controls and procedures were effective, as of December 31, 2014, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in Internal Controls

Our management, identified no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our Proxy Statement for the 2015 Annual General Meeting of Shareholders to be held on June 16, 2015.

The Company has adopted a code of ethics entitled “Code of Business Conduct,” which applies to all our employees, officers and directors and our board of directors has also adopted a separate “Supplemental Code of Business Conduct” for our senior officers. Copies of these codes can also be found at www.weatherford.com.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and any waiver from any provision of our Code of Business Conduct by posting such information on our web site at www.weatherford.com.

Item 11. Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation is incorporated by reference from our Proxy Statement for the 2015 Annual General Meeting of Shareholders to be held on June 16, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners is incorporated by reference from our Proxy Statement for the 2015 Annual General Meeting of Shareholders to be held on June 16, 2015.

Item 12(b). Security Ownership of Management

Pursuant to General Instructions G(3), information on security ownership of management is incorporated by reference from our Proxy Statement for the 2015 Annual General Meeting of Shareholders to be held on June 16, 2015.

Item 12(c). Changes in Control

Not applicable.

Item 12(d). Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014, about the number of shares to be issued upon vesting or exercise of equity awards as well as the number of shares remaining available for issuance under our equity compensation plans.

Plan Category (Shares in thousands, except share prices)	Numbers of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (a)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders (c) (d)	7,304	$20.50	13,164
Equity compensation plans not approved by shareholders (e)	5,718	7.44	—
Total	13,022	9.52	13,164

(a)	The weighted average price does not take into account the shares issuable upon vesting of outstanding PUs or RSUs, which have no exercise price.

(b)	Excluding shares reflected in the first column of this table.

(c)	Includes our Omnibus Plan, which was approved by our shareholders in May 2006, and our 2010 Omnibus Plan, which was approved by our shareholders in June 2010.

(d)	Includes PUs calculated at target.

(e)
Includes the following compensation plans that were not approved by our shareholders: our 1998 Employee Stock Option Plan; our Non-Employee Director Deferred Compensation Plan; our Foreign Executive Deferred Compensation Stock Ownership Plan; and our 2003 Restricted Share Plan. No awards have been issued under these plans since May 2006 when our Omnibus Plan was approved.

The unapproved plans and other individual compensation arrangements that were not approved by our shareholders with significant shares to be issued are described below:

Our 1998 Employee Stock Option Plan (“1998 Plan”) provides for the grant of nonqualified options to purchase our shares to employees or employees of our affiliates, as determined by the Compensation Committee of our Board of Directors. The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted. Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting. All options under this plan are vested. Subsequent to the shareholder approval of our Omnibus Plan in May 2006, awards are no longer granted under the 1998 Plan.

In 2003, our Board of Directors approved a restricted share plan that allows for the grant of our shares to our key employees and directors (“2003 Restricted Share Plan”). Restricted shares are subject to forfeiture restrictions that generally lapse after a specified period from the date of grant and are subject to earlier vesting in the event of death, retirement or a change in control. All shares under this plan are vested. Subsequent to the shareholder approval of our Omnibus Plan in May 2006, awards are no longer made under this plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our Proxy Statement for the 2015 Annual General Meeting of Shareholders to be held on June 16, 2015.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our Proxy Statement for the 2015 Annual General Meeting of Shareholders to be held on June 16, 2015.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report or incorporated by reference:

1.	The Consolidated Financial Statements of the Company listed on page 44 of this report.

2.	The financial statement schedule on page 103 of this report.

3.	The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a dagger (†) or double dagger (††).

(b)     Exhibits:

Exhibit Number	Description	Original Filed Exhibit	File Number
2.1	Merger Agreement, dated April 2, 2014, between Weatherford Switzerland and Weatherford Ireland.	Exhibit 2.1 of the Company's Current Report on Form 8-K filed April 2, 2014	File No. 1-34258
3.1	Memorandum and Articles of Association of Weatherford International public limited company.	Exhibit 3.1 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
4.1	Indenture, dated October 1, 2003, among Weatherford Bermuda, Weatherford Delaware, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 2, 2003	File No. 1-31339
4.2	First Supplemental Indenture, dated March 25, 2008, among Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.3	Second Supplemental Indenture, dated as of January 8, 2009, among Weatherford Bermuda Weatherford Delaware, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.4	Third Supplemental Indenture, dated as of February 26, 2009, among Weatherford Bermuda, Weatherford Delaware, Weatherford Switzerland and Deutsche Bank Trust Company Americas	Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 26, 2009	File No. 1-34258
4.5	Fourth Supplemental Indenture, dated as of September 23, 2010, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 2, 2010	File No. 1-34258
4.6	Fifth Supplemental Indenture, dated as of April 4, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.7	Sixth Supplemental Indenture, dated as of August 14, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 14, 2012	File No. 1-34258
4.8	Seventh Supplemental Indenture, dated as of March 31, 2013, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
4.9
Eighth Supplemental Indenture, dated June 17, 2014, among Weatherford Ireland, Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas, as trustee, to the indenture dated as of October 1, 2003.
		Exhibit 4.1 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
4.10	Indenture, dated June 18, 2007, among Weatherford Delaware, Weatherford Bermuda and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 18, 2007	File No. 1-31339
4.11	First Supplemental Indenture, dated June 18, 2007, among Weatherford Delaware, Weatherford Bermuda, and Deutsche Bank Trust Company Americas (including forms of notes)	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 18, 2007	File No. 1-31339
4.12	Second Supplemental Indenture, dated as of February 26, 2009, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 26, 2009	File No. 1-31339
4.13	Third Supplemental Indenture, dated as of August 14, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland and Deutsche Bank Trust Company Americas	Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 14, 2012	File No. 1-34258
4.14
Fourth Supplemental Indenture, dated as of March 31, 2013, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas to the indenture dated as of June 18, 2007
		Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013	File No. 1-34258
4.15
Fifth Supplemental Indenture, dated June 17, 2014, among Weatherford Ireland, Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas, as trustee, to the indenture dated as of June 18, 2007.
		Exhibit 4.2 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
4.16	Officers’ Certificate, dated February 17, 2006, establishing the series of 5.50% Senior Notes due 2016	Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 17, 2006	File No. 1-31339
4.17	Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036	Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.18	Form of $350,000,000 global note for 5.50% Senior Notes due 2016	Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 17, 2006	File No. 1-31339
4.19	Form of $500,000,000 global note for 6.50% Senior Notes due 2036	Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.20	Form of $100,000,000 global note for 6.50% Senior Notes due 2036	Exhibit 4.3 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.21	Form of Global Note for 6.35% Senior Notes due 2017	Exhibit 4.16 to the Company's Registration Statement on Form S-4 filed November 8, 2007	Reg. No. 333-146695

Exhibit Number	Description	Original Filed Exhibit	File Number
4.22	Form of global note for 6.80% Senior Notes due 2037	Exhibit 4.17 to the Company's Registration Statement on Form S-4 filed November 8, 2007	Reg. No. 333-146695
4.23	Form of global note for 6.00% Senior Notes due 2018	Exhibit 4.3 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.24	Form of global note for 7.00% Senior Notes due 2038	Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.25	Form of global note for 9.625% Senior Notes due 2019	Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.26	Form of global note for 9.875% Senior Notes due 2039	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.27	Form of global note for 5.125% Senior Notes due 2020	Exhibit 4.3 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.28	Form of global note for 6.750% Senior Notes due 2040	Exhibit 4.4 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.29	Form of global note for 4.50% Senior Notes due 2022	Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.30	Form of global note for 5.95% Senior Notes due 2042	Exhibit 4.3 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.31	Form of guarantee notation	Exhibit 4.5 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.32	Form of guarantee notation	Exhibit 4.4 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.33	Registration Rights Agreement among Weatherford International Ltd. and certain shareholders dated May 17, 2012	Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 17, 2012	File No. 1-34258
*10.1	Weatherford International Ltd. Nonqualified Executive Retirement Plan, amended and restated effective December 31, 2008	Exhibit 10.8 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.2	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan, dated March 23, 2004	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed May 6, 2004	File No. 1-31339
*10.3	Weatherford International Ltd. Non-Employee Director Retirement Plan, as amended and restated effective December 31, 2008	Exhibit 10.6 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.4	Weatherford International Ltd. Supplemental Executive Retirement Plan, effective January 1, 2010	Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 31, 2009	File No. 1-34258
*10.5	First amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan, effective March 31, 2010	Exhibit 10.1 to the Company's Current report on Form 8-K filed March 23, 2010	File No. 1-34258
*10.6	Second amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan, effective April 8, 2010	Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 9, 2010	File No. 1-34258
*10.7	Third Amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan (as Amended on June 16, 2014).	Exhibit 10.10 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.8	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers	Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed March 10, 2004	File No. 1-13086
*10.9	General Amendment of Employee Stock Option Programs of Weatherford International, Inc., dated May 9, 2003	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003	File No. 1-31339
*10.10	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001	Exhibit 4.19 to the Registration Statement on Form S-8 filed January 30, 2002	Reg. No. 333-81678
*10.11	General Amendment of Director's Stock Option Plans and Agreements dated May 9, 2003	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003	File No. 1-31339
*10.12
Assumption and General Amendment of Directors' Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc., dated June 26, 2002
		Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed August 14, 2002	File No. 1-31339
*10.13	Deed Poll of Assumption, dated June 16, 2014, executed by Weatherford Ireland.	Exhibit 10.3 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.14	Weatherford International plc 2006 Omnibus Incentive Plan (as Amended and Restated).	Exhibit 10.4 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.15	Form of Restricted Share Unit Award Agreement pursuant to Weatherford International plc 2006 Omnibus Incentive Plan.	Exhibit 10.5 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.16	Form of Stock Option Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan	Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed February 23, 2007	File No. 1-31339
*10.17	Amendment to Weatherford International Ltd. Stock Option Agreements for Non-Employee Directors	Exhibit 10.12 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.18	Executive Deferred Compensation Stock Ownership Trust effective April 1, 2000	Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed May 15, 2000	File No. 1-13086
*10.19	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan, as amended and restated effective December 31, 2008	Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.20	First Amendment to The Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan.	Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 2, 2014	File No. 1-34258
*10.21	Weatherford International Ltd. Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective December 31, 2008	Exhibit 10.5 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.22	Weatherford International plc 2010 Omnibus Incentive Plan (as Amended and Restated).	Exhibit 10.6 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.23	Form of Restricted Share Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan.	Exhibit 10.7 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.24	Form of Performance Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan.	Exhibit 10.8 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.25	Forms of Annex (Relative TSR and Absolute TSR) to Performance Unit Award Agreements for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan.	Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2012	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
†*10.26	Form of addendum for use with certain equity grants under the Weatherford International plc 2010 Omnibus Incentive Plan.
*10.27	Form of Restricted Share Unit Award Agreement - U.K. pursuant to Weatherford International plc 2010 Omnibus Incentive Plan.	Exhibit 10.9 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.28	Form of Performance Unit Award Agreement pursuant to Weatherford International Ltd. 2010 Omnibus Incentive Plan	Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2011	File No. 1-34258
*10.29	Form of Performance Unit Award Agreement pursuant to Weatherford International Ltd. 2010 Omnibus Incentive Plan (Shareholder Return)	Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 4, 2014	File No. 1-34258
*10.30	Weatherford International Ltd. (Switzerland) Executive Non-Equity Incentive Compensation Plan (as amended and restated, February 27, 2014) to be effective January 1, 2014.	Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 4, 2014	File No. 1-34258
*10.31	Form of Amended and Restated Employment Agreement for executive officers, entered into by the following persons: Bernard J. Duroc-Danner (April 10, 2010), and Dharmesh Mehta (November 11, 2011)	Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 13, 2010	File No. 1-34258
*10.32	Executive Employment Agreement, dated June 20, 2013, between Weatherford International Ltd. and Douglas M. Mills	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013	File No. 1-34258
*10.33	Executive Employment Agreement, dated November 4, 2013, between Weatherford International Ltd. and Krishna Shivram	Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 4, 2013	File No. 1-34258
*10.34	Form of Restricted Share Award Agreement, dated November 6, 2013, between Weatherford International Ltd. and Krishna Shivram	Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 4, 2013	File No. 1-34258
*10.35	Employment Agreement, dated effective as of July 21, 2014, between Weatherford Ireland and Dianne B. Ralston.	Exhibit 10.1 of the Company's Current Report on Form 10-Q filed on October 24, 2014	File No. 1-36504
*10.36
Form of Deed of Indemnity of Weatherford Ireland entered into by each director of Weatherford Ireland and each of the following executive officers of Weatherford Ireland: Bernard J. Duroc-Danner, Krishna Shivram, Dharmesh Mehta, and Douglas M. Mills (June 17, 2014) and Dianne B. Ralston (July 21, 2014).
		Exhibit 10.11 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.37
Form of Deed of Indemnity of Weatherford Bermuda entered into by each director of Weatherford Ireland and each of the following executive officers of Weatherford Ireland: Bernard J. Duroc-Danner, Krishna Shivram, Dharmesh Mehta, and Douglas M. Mills (June 17, 2014) and Dianne B. Ralston (July 21, 2014).
		Exhibit 10.12 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.38
Form of Employment Agreement Assignment Letter by Weatherford Management Company Switzerland LLC, Weatherford Switzerland, Weatherford Ireland and the following executive officers of Weatherford Ireland: Bernard J. Duroc-Danner, Krishna Shivram, Dharmesh Mehta, and Douglas M. Mills (June 16, 2014) and Dianne B. Ralston (July 21, 2014).
		Exhibit 10.13 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.39
Form of Secondment Letter entered into by Weatherford Management Company Switzerland LLC, Weatherford U.S., L.P. and the following executive officers of Weatherford Ireland: Krishna Shivram, Dharmesh Mehta and Douglas M. Mills (June 16, 2014) and Dianne B. Ralston (July 21, 2014).
		Exhibit 10.14 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.40	Separation Agreement between Weatherford International Ltd. and Nicholas Gee dated February 28, 2014.	Exhibit 10.3 of the Company's Form 10-Q filed April 29, 2014	File No. 1-34258
*10.41	Separation Agreement between Weatherford Ireland and William B. Jacobson dated July 24, 2014.	Exhibit 10.6 of the Company's Current Report on Form 10-Q filed on October 24, 2014	File No. 1-36504
*10.42	Executive Compensation Clawback Policy, dated February 15, 2012	Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 22, 2012	File No. 1-34258
10.43
Credit Agreement, dated as of October 15, 2010, among Weatherford Bermuda, Weatherford Switzerland, other Borrowers party thereto, Wells Fargo Bank, National Association, as a swingline lender, JPMorgan Chase Bank, N.A., as administrative agent and a swingline lender and the other parties thereto
		Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 19, 2010	File No. 1-34258
10.44	Guaranty Agreement, dated October 15, 2010, among Weatherford Switzerland, Weatherford Delaware and JP Morgan Chase Bank, N.A. as administrative agent	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 2, 2010	File No. 1-34258
10.45
Amendment No. 1, dated July 13, 2011, to Credit Agreement with Weatherford Bermuda, Weatherford Switzerland, Weatherford Delaware, Weatherford Liquidity Management Hungary Limited Liability Company, Weatherford Capital Management Services Limited Liability Company, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 13, 2011	File No. 1-34258
10.46
Amendment No. 2 and Limited Waiver, dated August 6, 2012, to Credit Agreement with Weatherford Bermuda, Weatherford Switzerland, Weatherford Delaware, Weatherford Liquidity Management Hungary Limited Liability Company, Weatherford Capital Management Services Limited Liability Company, the lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent.
		Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2012	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
10.47	Assumption Agreement dated June 17, 2014, executed by Weatherford Ireland, relating to the Credit Agreement dated October 15, 2010.	Exhibit 10.1 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
10.48	364-Day Term Loan Agreement dated as of April 10, 2014 among Weatherford Bermuda, as borrower, Weatherford Switzerland, the lenders party thereto and JPMorgan Chase Bank, N. A. as administrative agent	Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 10, 2014	File No. 1-34258
10.49	Assumption Agreement dated June 17, 2014, executed by Weatherford Ireland, relating to the 364-Day Term Loan Agreement dated April 10, 2014.	Exhibit 10.2 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.50	Acquisition Agreement Among Weatherford International Ltd., The Lubrizol Corporation and LZ Holding Corporation dated November 30, 2014.	Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 31, 2014	File No. 1-36504
†12.1	Ratio of Earnings to Fixed Charges
†21.1	Subsidiaries of Weatherford International plc
†23.1	Consent of KPMG LLP
†23.2	Consent of Ernst & Young LLP
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101
The following materials from Weatherford International plc's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Shareholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the related notes to the Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.
** Submitted pursuant to Rule 405 and 406T of Regulation S-T.
† Filed herewith.
†† Furnished herewith.

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. We will furnish a copy of any of such instruments to the Securities and Exchange Commission upon request.

We will furnish to any requesting shareholder a copy of any of the above named exhibits upon the payment of our reasonable expenses of obtaining, duplicating and mailing the requested exhibits. All requests for copies of exhibits should be made in writing to our U.S. Investor Relations Department at 2000 St James Place, Houston, TX 77056.

Financial Statement Schedules

1.	Valuation and qualifying accounts and allowances.

SCHEDULE II

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2014

	Balance at		(Recovery)		Balance at
	Beginning		and	Other	End of
(Dollars in millions)	of Period	Expense (a)	Additions	Reductions(b)	Period
Year Ended December 31, 2014:
Allowance for uncollectible accounts receivable	$106	$32	$(4)	$(26)	$108
Valuation allowance on deferred tax assets	554	222	—	(44)	732

Year Ended December 31, 2013:
Allowance for uncollectible accounts receivable	84	102	(12)	(68)	106
Valuation allowance on deferred tax assets	317	264	—	(27)	554

Year Ended December 31, 2012:
Allowance for uncollectible accounts receivable	91	22	(8)	(21)	84
Valuation allowance on deferred tax assets	201	108	8	—	317

(a)	For the $32 million in bad debt expense in 2014, $5 million is related to the restructuring charges.

(b)	Includes amounts reclassified to Assets Held for Sale.

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2015.

Weatherford International plc

/s/Bernard J Duroc-Danner
Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Bernard J. Duroc-Danner	President, Chief Executive Officer,	February 17, 2015
Bernard J. Duroc-Danner	Chairman of the Board and Director
(Principal Executive Officer)

/s/Krishna Shivram	Executive Vice President and	February 17, 2015
Krishna Shivram	Chief Financial Officer
(Principal Financial Officer)

/s/Doug M. Mills	Vice President and	February 17, 2015
Doug M. Mills	Chief Accounting Officer
(Principal Accounting Officer)

/s/Mohamed A. Awad	Director	February 17, 2015
Mohamed A. Awad

/s/David J. Butters	Director	February 17, 2015
David J. Butters

/s/John D. Gass	Director	February 17, 2015
John D. Gass

/s/Francis S. Kalman	Director	February 17, 2015
Francis S. Kalman

/s/William E. Macaulay	Director	February 17, 2015
William E. Macaulay

/s/Robert K. Moses, Jr.	Director	February 17, 2015
Robert K. Moses, Jr.

/s/Guillermo Ortiz	Director	February 17, 2015
Guillermo Ortiz

/s/Emyr Jones Parry	Director	February 17, 2015
Emyr Jones Parry

/s/Robert A. Rayne	Director	February 17, 2015
Robert A. Rayne