Form 10-Q
period 2015-03-31
Weatherford International plc
filed 2015-04-24
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of April 13, 2015, there were 774,681,386 shares of Weatherford registered shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Three Months Ended March 31, 2015

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2015	2014
Revenues:
Products	$1,040	$1,446
Services	1,754	2,150
Total Revenues	2,794	3,596

Costs and Expenses:
Cost of Products	903	1,064
Cost of Services	1,299	1,775
Research and Development	64	69
Selling, General and Administrative Attributable to Segments	363	414
Corporate General and Administrative	77	74
Restructuring Charges	41	70
Gain on Sale of Business, Net	(3)	—
Total Costs and Expenses	2,744	3,466

Operating Income	50	130

Other Income (Expense):
Interest Expense, Net	(120)	(126)
Devaluation of Venezuelan Bolivar	(26)	—
Other, Net	(11)	(9)

Loss Before Income Taxes	(107)	(5)
Provision for Income Taxes	—	(27)
Net Loss	(107)	(32)
Net Income Attributable to Noncontrolling Interests	(11)	(9)
Net Loss Attributable to Weatherford	$(118)	$(41)

Loss Per Share Attributable to Weatherford:
Basic and Diluted	$(0.15)	$(0.05)

Weighted Average Shares Outstanding:
Basic and Diluted	778	776

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net Loss	$(107)	$(32)
Other Comprehensive Loss, Net of Tax:
Currency Translation Adjustments	(345)	(202)
Defined Benefit Pension Activity	22	—
Other Comprehensive Loss	(323)	(202)
Comprehensive Loss	(430)	(234)
Comprehensive Income Attributable to Noncontrolling Interests	(11)	(9)
Comprehensive Loss Attributable to Weatherford	$(441)	$(243)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and shares in millions, except par value)	2015	2014
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$512	$474
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $111 and $108	2,631	3,015
Inventories, Net	3,052	3,087
Deferred Tax Assets	294	303
Other Current Assets	1,103	1,065
Total Current Assets	7,592	7,944

Property, Plant and Equipment, Net of Accumulated Depreciation of $6,976 and $6,895	6,932	7,123
Goodwill	2,905	3,011
Other Intangible Assets, Net of Accumulated Amortization of $746 and $744	406	440
Equity Investments	101	106
Other Non-Current Assets	287	265
Total Assets	$18,223	$18,889

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,554	$727
Accounts Payable	1,462	1,736
Accrued Salaries and Benefits	387	425
Income Taxes Payable	198	230
Other Current Liabilities	792	909
Total Current Liabilities	4,393	4,027

Long-term Debt	6,278	6,798
Other Non-Current Liabilities	954	1,031
Total Liabilities	11,625	11,856

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 774 shares at March 31, 2015 and December 31, 2014	1	1
Capital in Excess of Par Value	5,423	5,411
Retained Earnings	2,309	2,427
Accumulated Other Comprehensive Loss	(1,204)	(881)
Weatherford Shareholders’ Equity	6,529	6,958
Noncontrolling Interests	69	75
Total Shareholders’ Equity	6,598	7,033
Total Liabilities and Shareholders’ Equity	$18,223	$18,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(107)	$(32)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	316	351
Employee Share-Based Compensation Expense	15	15
Deferred Income Tax Provision (Benefit)	(36)	44
Devaluation of Venezuelan Bolivar	26	—
Other, Net	78	27
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	320	(167)
Inventories	(32)	(65)
Other Current Assets	(63)	(7)
Accounts Payable	(251)	(52)
Billings in Excess of Costs and Estimated Earnings	1	(53)
Other Current Liabilities	(238)	(375)
Other, Net	(71)	(92)
Net Cash Used in Operating Activities	(42)	(406)

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(224)	(286)
Acquisition of Intellectual Property	—	(2)
Proceeds from Sale of Assets and Businesses, Net	3	14
Net Cash Used in Investing Activities	(221)	(274)

Cash Flows From Financing Activities:
Repayments of Long-term Debt, Net	(154)	(17)
Borrowings of Short-term Debt, Net	479	625
Other Financing Activities, Net	(18)	(3)
Net Cash Provided by Financing Activities	307	605
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	7

Net Increase (Decrease) in Cash and Cash Equivalents	38	(68)
Cash and Cash Equivalents at Beginning of Period	474	435
Cash and Cash Equivalents at End of Period	$512	$367

Supplemental Cash Flow Information:
Interest Paid	$171	$179
Income Taxes Paid, Net of Refunds	$88	$103

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly our Condensed Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014. When referring to “Weatherford” and using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.
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

Change in Reportable Segments

During the first quarter of 2015, we changed our business structure to better align with management’s current view and future growth objectives. This involved separating our Land Drilling Rigs business into a reportable segment resulting in a total of five reportable segments. We have recast prior periods to conform to the current business segment presentation. See “Note 14 – Segment Information” for additional information.

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

Devaluation of Venezuelan Bolivar and Inflationary Impacts

A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading February 12, 2015, replacing the Venezuela’s Supplementary Foreign Currency Administration System auction rate (“SICAD”) mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange. In the first quarter of 2015, we recognized remeasurement charges of $26 million and will continue to monitor the impact on our financial statements of the evolving Venezuela exchange rate. At March 31, 2015 our net monetary asset position denominated in Venezuelan bolivar was approximately $11 million.

2.  Business Combinations

Acquisitions & Divestitures

From time to time, we acquire assets and businesses we believe are important to our long-term strategy or dispose of assets and businesses that are no longer a strategic fit within our business. We did not complete any acquisitions or divestitures during the quarters ended March 31, 2015 and March 31, 2014.

In May 2012, we acquired a company that designs and produces well completion tools. Our purchase consideration included a contingent consideration arrangement valued at approximately $3 million at December 31, 2014. At March 31, 2015, the contingent consideration arrangement was valued at approximately $12 million. The arrangement will be settled in 2016.

3. Restructuring Charges

In the fourth quarter of 2014, in response to the significant decline in the price of crude oil and our anticipation of a lower level of exploration and production spending in 2015, we initiated a plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2015 Plan”) includes a workforce reduction and other cost reduction measures initiated across our geographic regions. In connection with the 2015 Plan, we recognized restructuring charges of $41 million in the three months ended March 31, 2015. Our restructuring charges include termination (severance) benefits of $40 million and other restructuring charges of $1 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

In the first quarter of 2014, we announced a cost reduction plan (the “2014 Plan”), which included a worldwide workforce reduction and other cost reduction measures. The 2014 Plan resulted in restructuring charges of $70 million primarily related to termination (severance) benefits in the three months ended March 31, 2014. As of December 31, 2014, we completed our planned headcount reductions and closures of underperforming operating locations in connection with the 2014 Plan.

The following tables present the components of the 2015 Plan and the 2014 Plan restructuring charges by segment for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$8	$—	$8
MENA/Asia Pacific	5	1	6
Europe/SSA/Russia	7	—	7
Latin America	12	—	12
Subtotal	32	1	33
Land Drilling Rigs	5	—	5
Corporate and Research and Development	3	—	3
Total	$40	$1	$41

	Three Months Ended March 31, 2014
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2014 Plan	Charges	Charges	Other Charges
North America	$9	$—	$9
MENA/Asia Pacific	4	—	4
Europe/SSA/Russia	15	4	19
Latin America	19	—	19
Subtotal	47	4	51
Land Drilling Rigs	3	—	3
Corporate and Research and Development	16	—	16
Total	$66	$4	$70

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of both plans that will be paid pursuant to the respective arrangements and statutory requirements.

	Three Months Ended March 31, 2015
	2015 Plan		2014 Plan		Total Severance
		Other		Other	and Other
	Severance	Restructuring	Severance	Restructuring	Restructuring
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
North America	$16	$—	$—	$1	$17
MENA/Asia Pacific	6	1	1	4	12
Europe/SSA/Russia	7	—	—	4	11
Latin America	3	—	—	—	3
Subtotal	32	1	1	9	43
Land Drilling Rigs	1	—	—	—	1
Corporate and Research and Development	—	—	5	—	5
Total	$33	$1	$6	$9	$49
The following table presents the restructuring liability activity for the three months ended March 31, 2015.

		Three Months Ended March 31, 2015
(Dollars in millions)	Accrued Balance at December 31, 2014	Charges	Cash Payments	Other	Accrued Balance at March 31, 2015
2015 Plan:
Severance liability	$53	$40	$(58)	$(2)	$33
Other restructuring liability	—	1	—	—	1
2014 Plan:
Severance liability	14	—	(6)	(2)	6
Other restructuring liability	12	—	(1)	(2)	9
Total severance and other restructuring liability	$79	$41	$(65)	$(6)	$49

4.  Percentage of Completion Contracts

In the three months ended March 31, 2015, we recognized estimated project income of $42 million related to our long-term early production facility construction contract in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these loss projects were $337 million at March 31, 2015.

As of March 31, 2015, our percentage-of-completion project estimates include $137 million of claims revenue and $26 million of back charges. We have a variety of unapproved contract change orders or claims that are not included in our revenues as of March 31, 2015. The amounts associated with these contract change orders or claims are included in revenue only when they can be estimated reliably and their realization is reasonably assured. During the three months ended March 31, 2015, an additional $53 million of claims revenue was included in our project estimates of which $6 million were approved. Our costs in excess of billings as of March 31, 2015 were $207 million and are included in the “Other Current Assets” line on the balance sheet.

In the three months ended March 31, 2014, we recognized estimated project losses of $26 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these projects were $333 million at March 31, 2014. As of March 31, 2014, our percentage-of-completion project estimates include $64 million of claims revenue. Claims revenue of $28 million was recognized during the three months ended March 31, 2014.

5.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	March 31, 2015	December 31, 2014
Raw materials, components and supplies	$170	$194
Work in process	117	135
Finished goods	2,765	2,758
	$3,052	$3,087

6.  Goodwill

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist. Due to the change in our reporting segments (See “Note 14 – Segment Information”) we now report Land Drilling Rigs as a segment. The goodwill associated with the Land Drilling Rigs reporting unit was previously impaired in 2014.

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2015 were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Land Drilling Rigs	Total
Balance at December 31, 2014	$1,896	$195	$623	$297	$—	$3,011
Foreign currency translation adjustments	(73)	(3)	(25)	(5)	—	(106)
Balance at March 31, 2015	$1,823	$192	$598	$292	$—	$2,905

7.  Short-term Borrowings and Current Portion of Long-term Debt

(Dollars in millions)	March 31, 2015	December 31, 2014
Commercial paper program	$130	$245
Revolving credit facility	625	—
364-day term loan facility	175	175
Other short-term bank loans	228	257
Total short-term borrowings	1,158	677
Current portion of long-term debt	396	50
Short-term borrowings and current portion of long-term debt	$1,554	$727

Revolving Credit Facility

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at March 31, 2015. At March 31, 2015, we had $1.5 billion available under the Credit Agreement and there were $28 million in outstanding letters of credit in addition to the commercial paper and borrowings under the revolving credit facility.

364-Day Term Loan Facility

As of March 31, 2015, we had a $400 million, 364-day term loan facility with a syndicate of banks that matured on April 9, 2015. As of March 31, 2015, we had borrowings of $175 million drawn on this facility. The 364-day term loan facility included the same debt-to-capitalization requirement that is contained in our Credit Agreement, with which we are in compliance. On April 9, 2015, we paid the outstanding balance of $175 million on this term loan facility.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted and letter of credit facilities. At March 31, 2015, we had $228 million in short-term borrowings under these arrangements, including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016, with a Libor-based interest rate of 1.57% as of March 31, 2015. In addition, we had $573 million of letters of credit under various uncommitted facilities and $278 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at March 31, 2015.

The carrying value of our short-term borrowings approximates their fair value as of March 31, 2015. The current portion of long-term debt at March 31, 2015 is primarily related to our 5.5% senior notes maturing February 2016 and our capital leases.

In the first three months of 2015, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes, 6.5% senior notes and 6.75% senior notes with a total book value of $160 million. We recognized a cumulative gain of approximately $12 million on these transactions.

8.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Other than the derivative instruments discussed in “Note 9 – Derivative Instruments,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

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

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	March 31, 2015	December 31, 2014
Fair value	$6,592	$6,733
Carrying value	6,498	6,660

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

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of March 31, 2015, we had net unamortized gains of $31 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At March 31, 2015 and December 31, 2014, we had outstanding foreign currency forward contracts with notional amounts aggregating $1.3 billion and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and, thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

At December 31, 2014, to hedge our exposure to the Canadian dollar, we held cross-currency swaps between the U.S. dollar and Canadian dollar with a notional amount of $168 million. We settled the cross-currency swap arrangements in the three months ended March 31, 2015 after recognizing a mark-to-market gain of $13 million. We collected $8 million in proceeds upon settlement.

Our foreign currency forward contracts and cross-currency swaps were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

The total estimated fair values of these foreign currency forward contracts and amounts receivable or owed associated with closed foreign currency contracts and the total estimated fair values of our cross-currency contracts are as follows:

(Dollars in millions)	March 31, 2015	December 31, 2014	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$5	$12	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(19)	(17)	Other Current Liabilities
Cross-currency swap contracts	—	(5)	Other Liabilities

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Condensed Consolidated Statements of Operations was as follows:

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
(Dollars In millions)	2015	2014	Classification
Derivatives designated as fair value hedges:
Interest rate swaps	$2	$2	Interest Expense, Net

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(66)	(11)	Other, Net
Cross-currency swap contracts	13	9	Other, Net

10. Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change affecting the tax expense for both successive interim results as well as the annual tax results. For the three months ended March 31, 2015, we had zero tax provision on a loss before income taxes of $107 million. Our results for the three months ended March 31, 2015 were impacted by discrete loss before tax items, including restructuring charges of $41 million and devaluation of Venezuela Bolivar of $26 million, all with no significant tax benefit.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions by approximately $14 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the three months ended March 31, 2014, we had a tax provision of $27 million on a loss before income taxes of $5 million. Our results were impacted by discrete income before tax items, including restructuring charges and project losses of approximately $116 million, with no significant tax benefit.

11.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the three months ended March 31, 2015 and 2014:

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2013	$775	$4,600	$3,011	$(187)	$(37)	$41	$8,203
Net Income (Loss)	—	—	(41)	—	—	9	(32)
Other Comprehensive Loss	—	—	—	(202)	—	—	(202)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(6)	(6)
Equity Awards Granted, Vested and Exercised	2	3	—	—	3	—	8
Balance at March 31, 2014	$777	$4,603	$2,970	$(389)	$(34)	$44	$7,971

Balance at December 31, 2014	$1	$5,411	$2,427	$(881)	$—	$75	$7,033
Net Income (Loss)	—	—	(118)	—	—	11	(107)
Other Comprehensive Loss	—	—	—	(323)	—	—	(323)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(18)	(18)
Equity Awards Granted, Vested and Exercised	—	12	—	—	—	—	12
Other	—	—	—	—	—	1	1
Balance at March 31, 2015	$1	$5,423	$2,309	$(1,204)	$—	$69	$6,598

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 and 2014:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2013	$(140)	$(38)	$(9)	$(187)
Other comprehensive loss	(202)	—	—	(202)
Balance at March 31, 2014	$(342)	$(38)	$(9)	$(389)

Balance at December 31, 2014	$(813)	$(57)	$(11)	$(881)
Other comprehensive income (loss) before reclassifications	(345)	20	—	(325)
Reclassifications	—	2	—	2
Net activity	(345)	22	—	(323)
Balance at March 31, 2015	$(1,158)	$(35)	$(11)	$(1,204)

The other comprehensive income before reclassifications from the defined benefit pension component of other comprehensive income relates to the conversion of one of our international pension plans from a defined benefit plan to a defined contribution plan.

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

The following discloses basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
(Shares in millions)	2015	2014
Basic and diluted weighted average shares outstanding	778	776

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the three months ended March 31, 2015 and 2014 exclude potential shares for stock options, restricted shares and performance units outstanding as we have net losses for that period and their inclusion would be anti-dilutive.

The following table discloses the number of anti-dilutive shares excluded:

	Three Months Ended March 31,
(Shares in millions)	2015	2014
Anti-dilutive potential shares due to net loss	2	5

13. Share-Based Compensation

We recognized the following employee share-based compensation expense during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Share-based compensation	$15	$15
Related tax benefit	3	3

During the three months ended March 31, 2015, we granted approximately 1.6 million performance units, which will vest with continued employment, if the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $10.45 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a risk-free rate of 0.51%, volatility of 46.1% and a zero dividend yield. As of March 31, 2015, there was $23 million of unrecognized compensation related to our performance units. This cost is expected to be recognized over a weighted average period of 2 years.

During the three months ended March 31, 2015, we also granted 1.7 million restricted shares at a weighted average grant date fair value of $11.46 per share. As of March 31, 2015, there was $81 million of unrecognized compensation related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of 2 years.

14. Segment Information

Change in Reportable Segments

In the three months ended March 31, 2015, we changed our business structure to better align with management’s current view and future growth objectives. This involved separating our Land Drilling Rigs business into a reportable segment resulting in a total of five reportable segments which are North America, MENA/Asia Pacific, Europe/SSA/Russia, Latin America and Land Drilling Rigs. The operational performance of our segments is reviewed and managed primarily on a geographic basis, and we report the regional segments as separate, distinct reporting segments. In addition, the operations we intend to divest, in the case of our Land Drilling Rigs business, is reviewed and managed apart from our regional segments in the Land Drilling Rigs segment. Our corporate and other expenses that do not individually meet the criteria for group presentation continue to be reported separately as Corporate and Research and Development. Each business reflects a reportable segment led by separate business segment management that reports directly or indirectly to our chief operating decision maker (“CODM”). Our CODM assesses performance and allocates resources on the basis of the five reportable segments. We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Form 10-K.

	Three Months Ended March 31, 2015
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$1,163	$(10)	$105
MENA/Asia Pacific	533	60	65
Europe/SSA/Russia	417	71	50
Latin America	486	98	61
Subtotal	2,599	219	281
Land Drilling Rigs	195	10	29
	2,794	229	310
Corporate and Research and Development		(120)	6
Restructuring Charges (a)		(41)
Gain on Sale of Business, Net		3
Other Items (b)		(21)
Total	$2,794	$50	$316

(a)
For the three months ended March 31, 2015, we recognized restructuring charges of $41 million: $8 million in North America, $6 million in MENA/Asia Pacific, $7 million in Europe/SSA/Russia, $12 million in Latin America, $5 million in Land Drilling Rigs and $3 million in Corporate and Research and Development.

(b)
The three months ended March 31, 2015 includes professional fees of $13 million related to the divestiture of our non-core businesses, restatement related litigation, post-settlement monitor and auditor expenses and other charges of $8 million.

	Three Months Ended March 31, 2014
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$1,610	$196	$107
MENA/Asia Pacific	619	5	72
Europe/SSA/Russia	516	78	54
Latin America	509	90	58
Subtotal	3,254	369	291
Land Drilling Rigs	342	(27)	54
	3,596	342	345
Corporate and Research and Development		(116)	6
Restructuring Charges (c)		(70)
Other Items (d)		(26)
Total	$3,596	$130	$351

(c)
For the three months ended March 31, 2014, we recognized restructuring charges of $70 million: $9 million in North America, $4 million in MENA/Asia Pacific, $19 million in Europe/SSA/Russia, $19 million in Latin America, $3 million in Land Drilling Rigs and $16 million in Corporate and Research and Development.

(d)
The three months ended March 31, 2014 includes professional fees of $23 million related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations and redomestication and other charges of $3 million.

The following table presents total assets by segment for each period ended:

	Total Assets
	March 31,	December 31,
(Dollars in millions)	2015	2014
North America	$6,675	$7,297
MENA/Asia Pacific	3,006	3,022
Europe/SSA/Russia	3,132	3,106
Latin America	3,163	3,211
Subtotal	15,976	16,636
Land Drilling Rigs	1,880	1,907
	17,856	18,543
Corporate and Research and Development	367	346
Total	$18,223	$18,889

Total assets in the United States, which is part of our North America segment, were $5.7 billion and $6.1 billion as of March 31, 2015 and December 31, 2014, respectively. The remaining North America total assets balance of $1 billion and $1.2 billion, respectively as of March 31, 2015 and December 31, 2014, is related to our operations in Canada.

15. Disputes, Litigation and Contingencies

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

In March 2012, a purported securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (SDNY) was filed in the Southern District of New York against us and certain current and former officers. That case alleges violation of the federal securities laws related to the restatement of our historical financial statements announced on February 21, 2012, and later added claims related to the announcement of a subsequent restatement on July 24, 2012. In the three months ended December 31, 2014, we advanced settlement negotiations such that settlement is deemed probable and we continue to maintain an accrual of the estimated probable loss.

We cannot reliably predict the outcome of these cases including the amount of any possible loss. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material.

In March 2011, a shareholder derivative action, Iron Workers Mid-South Pension Fund v. Duroc-Danner, et al., No. 201119822, was filed in Harris County, Texas, civil court purportedly on behalf of the Company against certain current and former officers and directors, alleging breaches of duty related to the material weakness and restatement announcements. In February 2012, a second substantially similar shareholder derivative action, Wandel v. Duroc-Danner, et al., No. 1:12-cv-01305-LAK (SDNY), was filed in federal court in the Southern District of New York. In June 2014, the parties signed a term sheet resolving the action for an agreed upon set of revised corporate procedures, no monetary payment by the defendants, and an award of attorneys’ fees for the planitiff’s counsel. In March 2015, the court approved notice to the class of the proposed settlement and set the final hearing for June 24, 2015. We maintain an immaterial accrual for the attorney’s fees included in the proposed settlement.

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

16. New Accounting Pronouncements

In April 2015, the FASB issued new guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related Note disclosures.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related Note disclosures.

In May 2014, the FASB issued new guidance intended to change the criteria for recognition of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective beginning with the first quarter of 2017 and early adoption is not permitted. In April 2015, the FASB proposed a one year deferral of the effective date of the new revenue standard for public and non public entities reporting under U.S. GAAP. We are currently evaluating the impact the adoption of this guidance would have on our Consolidated Financial Statements or Note disclosures.

17. Condensed Consolidating Financial Statements

Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, a Swiss tax resident, and the ultimate parent of the Weatherford group, guarantees the obligations of our subsidiaries – Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2015 and December 31, 2014: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2015 and December 31, 2014: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In 2014, we refinanced the 364-day term loan facility with a new 364-day term loan facility, which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of March 31, 2015.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended March 31, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,794	$—	$2,794
Costs and Expenses	(7)	—	—	(2,737)	—	(2,744)
Operating Income (Loss)	(7)	—	—	57	—	50

Other Income (Expense):
Interest Expense, Net	—	(104)	(13)	(3)	—	(120)
Intercompany Charges, Net	—	(15)	—	15	—	—
Equity in Subsidiary Income	(111)	75	(25)	—	61	—
Other, Net	—	(20)	—	(17)	—	(37)
Income (Loss) Before Income Taxes	(118)	(64)	(38)	52	61	(107)
(Provision) Benefit for Income Taxes	—	—	5	(5)	—	—
Net Income (Loss)	(118)	(64)	(33)	47	61	(107)
Noncontrolling Interests	—	—	—	(11)	—	(11)
Net Income (Loss) Attributable to Weatherford	$(118)	$(64)	$(33)	$36	$61	$(118)
Comprehensive Income (Loss) Attributable to Weatherford	$(441)	$(156)	$(69)	$(286)	$511	$(441)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended March 31, 2014
(Unaudited)

(Dollars in millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$3,596	$—	$3,596
Costs and Expenses	(19)	—	(1)	(3,446)	—	(3,466)
Operating Income (Loss)	(19)	—	(1)	150	—	130

Other Income (Expense):
Interest Expense, Net	—	(105)	(15)	(6)	—	(126)
Intercompany Charges, Net	—	7,348	—	(7,348)	—	—
Equity in Subsidiary Income	(21)	80	11	—	(70)	—
Other, Net	(1)	(4)	—	(4)	—	(9)
Income (Loss) Before Income Taxes	(41)	7,319	(5)	(7,208)	(70)	(5)
(Provision) Benefit for Income Taxes	—	—	6	(33)	—	(27)
Net Income (Loss)	(41)	7,319	1	(7,241)	(70)	(32)
Noncontrolling Interests	—	—	—	(9)	—	(9)
Net Income (Loss) Attributable to Weatherford	$(41)	$7,319	$1	$(7,250)	$(70)	$(41)
Comprehensive Income (Loss) Attributable to Weatherford	$(243)	$7,169	$(135)	$(7,453)	$419	$(243)

Condensed Consolidating Balance Sheet
March 31, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$34	$22	$456	$—	$512
Other Current Assets	4	—	532	7,138	(594)	7,080
Total Current Assets	4	34	554	7,594	(594)	7,592

Equity Investments in Affiliates	8,242	10,613	9,707	3,926	(32,488)	—
Intercompany Receivables, Net	—	—	—	10,116	(10,116)	—
Other Assets	4	33	20	10,574	—	10,631
Total Assets	$8,250	$10,680	$10,281	$32,210	$(43,198)	$18,223

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,466	$6	$82	$—	$1,554
Accounts Payable and Other Current Liabilities	42	185	—	3,206	(594)	2,839
Total Current Liabilities	42	1,651	6	3,288	(594)	4,393

Long-term Debt	—	5,239	910	129	—	6,278
Intercompany Payables, Net	1,668	5,836	2,612	—	(10,116)	—
Other Long-term Liabilities	11	77	5	861	—	954
Total Liabilities	1,721	12,803	3,533	4,278	(10,710)	11,625

Weatherford Shareholders’ Equity	6,529	(2,123)	6,748	27,863	(32,488)	6,529
Noncontrolling Interests	—	—	—	69	—	69
Total Liabilities and Shareholders’ Equity	$8,250	$10,680	$10,281	$32,210	$(43,198)	$18,223

Condensed Consolidating Balance Sheet
December 31, 2014

(Dollars in millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$1	$—	$22	$451	$—	$474
Other Current Assets	4	12	544	7,524	(614)	7,470
Total Current Assets	5	12	566	7,975	(614)	7,944

Equity Investments in Affiliates	8,662	10,490	9,730	3,974	(32,856)	—
Equity Held in Parent	—	—	—	—	—	—
Intercompany Receivables, Net	—	—	—	10,490	(10,490)	—
Other Assets	5	35	16	10,889	—	10,945
Total Assets	$8,672	$10,537	$10,312	$33,328	$(43,960)	$18,889

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$618	$6	$103	$—	$727
Accounts Payable and Other Current Liabilities	43	256	—	3,615	(614)	3,300
Total Current Liabilities	43	874	6	3,718	(614)	4,027

Long-term Debt	—	5,749	911	137	1	6,798
Intercompany Payables, Net	1,666	6,202	2,622	—	(10,490)	—
Other Long-term Liabilities	5	82	5	939	—	1,031
Total Liabilities	1,714	12,907	3,544	4,794	(11,103)	11,856

Weatherford Shareholders’ Equity	6,958	(2,370)	6,768	28,459	(32,857)	6,958
Noncontrolling Interests	—	—	—	75	—	75
Total Liabilities and Shareholders’ Equity	$8,672	$10,537	$10,312	$33,328	$(43,960)	$18,889

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(118)	$(64)	$(33)	$47	$61	$(107)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	15	—	(15)	—	—
Equity in (Earnings) Loss of Affiliates	111	(75)	25	—	(61)	—
Deferred Income Tax Provision (Benefit)	—	—	(5)	(31)	—	(36)
Other Adjustments	(6)	136	27	(56)	—	101
Net Cash Provided (Used) by Operating Activities	(13)	12	14	(55)	—	(42)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(224)	—	(224)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	3	—	3
Net Cash Provided (Used) by Investing Activities	—	—	—	(221)	—	(221)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	498	—	(19)	—	479
Borrowings (Repayments) Long-term Debt, Net	—	(147)	(1)	(6)	—	(154)
Borrowings (Repayments) Between Subsidiaries, Net	12	(329)	(13)	330	—	—
Other, Net	—	—	—	(18)	—	(18)
Net Cash Provided (Used) by Financing Activities	12	22	(14)	287	—	307
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(6)	—	(6)
Net Increase in Cash and Cash Equivalents	(1)	34	—	5	—	38
Cash and Cash Equivalents at Beginning of Period	1	—	22	451	—	474
Cash and Cash Equivalents at End of Period	$—	$34	$22	$456	$—	$512

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(Unaudited)

(Dollars in millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(41)	$7,319	$1	$(7,241)	$(70)	$(32)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	(7,348)	—	7,348	—	—
Equity in (Earnings) Loss of Affiliates	21	(80)	(11)	—	70	—
Deferred Income Tax Provision (Benefit)	—	—	—	44	—	44
Other Adjustments	45	(322)	(2)	(139)	—	(418)
Net Cash Provided (Used) by Operating Activities	25	(431)	(12)	12	—	(406)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(286)	—	(286)
Acquisition of Intellectual Property	—	—	—	(2)	—	(2)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	14	—	14
Capital Contribution to Subsidiary	—	—	—	—	—	—
Net Cash Provided (Used) by Investing Activities	—	—	—	(274)	—	(274)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	635	—	(10)	—	625
Borrowings (Repayments) Long-term Debt, Net	—	—	(3)	(14)	—	(17)
Borrowings (Repayments) Between Subsidiaries, Net	(19)	(204)	(7)	230	—	—
Other, Net	(2)	—	22	(23)	—	(3)
Net Cash Provided (Used) by Financing Activities	(21)	431	12	183	—	605
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	7	—	7
Net Increase in Cash and Cash Equivalents	4	—	—	(72)	—	(68)
Cash and Cash Equivalents at Beginning of Period	—	—	—	435	—	435
Cash and Cash Equivalents at End of Period	$4	$—	$—	$363	$—	$367

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, the “Company,” “we,” “us” and “our” refer to Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis, or for periods prior to June 17, 2014, to our predecessor, Weatherford International Ltd. (“Weatherford Switzerland”), a Swiss joint-stock corporation and its subsidiaries on a consolidated basis.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes included with this report and our Consolidated Financial Statements, Notes and related MD&A for the year ended December 31, 2014 included in our Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, please review the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. - Risk Factors.”

Overview

Change in Reportable Segments

In the three months ended March 31, 2015, we changed our business structure to better align with management’s current view and future growth objectives. This involved separating our Land Drilling Rigs business into a reportable segment resulting in a total of five reportable segments which are North America, MENA/Asia Pacific, Europe/SSA/Russia, Latin America and Land Drilling Rigs. We have recast prior periods to conform to the current business segment presentation. See “Note 14 – Segment Information” for additional information.

General

We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis, and we report the following regions as separate, distinct reporting segments mentioned previously.

We principally provide equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our product service line groups: (1) Formation Evaluation and Well Construction, (2) Completion and Production, and (3) Land Drilling Rigs, which together comprise a total of 14 service lines.

•
Formation Evaluation and Well Construction service lines include Managed-Pressure Drilling, Drilling Services,Tubular Running Services, Drilling Tools, Wireline Services, Testing and Production Services, Re-entry and Fishing, Cementing, Liner Systems, Integrated Laboratory Services and Surface Logging.

•	Completion and Production service lines include Artificial Lift Systems, Stimulation and Completion Systems.

•	Land Drilling Rigs encompasses our land drilling rigs business, including the products and services ancillary thereto.

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

Divestitures

Throughout 2014, we successfully disposed several of our non-core businesses. We received cash proceeds totaling over $1.7 billion from these dispositions, which were not core to our ongoing business strategy, and used $1.2 billion of the proceeds to reduce debt. For the year ended December 31, 2014, we recognized a gain on these dispositions of $349 million. In the first quarter of 2015, the Company recorded net working capital adjustments and other closing balance sheet adjustments which increased the gain on these transactions by $3 million. See “Note 2 – Business Combinations.”

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
March 31, 2015	$47.60	$2.64	1,648	1,261
December 31, 2014	53.27	2.90	2,294	1,315
March 31, 2014	101.58	4.37	2,327	1,337

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil of the date indicated at Cushing Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count for the period indicated – Source: Baker Hughes Rig Count

During the first three months of 2015, oil prices ranged from a high of $54.29 per barrel in mid February to a low of $44.45 per barrel in late January. Natural gas ranged from a high of $3.21 MM/BTU in mid January to a low of $2.58 MM/BTU in early February. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

Outlook

In 2015, we entered a year challenged by the recent steep decline in oil prices. This decline is expected to materially reduce capital spending by our customers thereby reducing our revenue, both through lower activity levels and pricing. Our response to this environment will be to continue to focus on developing our core businesses while reducing cost and improving cash flow. In the fourth quarter of 2014, responsive to these changing market conditions, we commenced a reduction in force exercise initially targeting 8,000 employee positions, and in the first quarter we increased the target by 2,000 to a total of 10,000 employees. We expect these reductions to be substantially complete in the first half of 2015.

We expect North America to be severely impacted by both lower volume and pricing pressure as our customers continue to reduce spending due to the decline in commodity prices. For the remainder of the year activity in North America will be curtailed but partially offset by our efforts to rationalize our cost structure. Internationally, we expect to show resilient year-on-year performance through the 2015 market decline, with Latin America having improvements in Brazil and Argentina while in the Eastern Hemisphere the Middle East will play an important role with incremental business in the Gulf markets and Sub-Sahara Africa will continue to build on its 2014 success in Well Construction market penetration.

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

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and objectives. It is also our intention to divest our remaining land drilling rigs. Upon completion, the cash proceeds from any divestitures are expected to be used to repay or repurchase debt. Any such debt reduction may include the repurchase of our outstanding senior notes prior to their maturity in open market, privately negotiated transaction or otherwise.

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2015	2014	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$1,163	$1,610	$(447)	(28)%
MENA/Asia Pacific	533	619	(86)	(14)%
Europe/SSA/Russia	417	516	(99)	(19)%
Latin America	486	509	(23)	(5)%
Subtotal	2,599	3,254	(655)	(20)%
Land Drilling Rigs	195	342	(147)	(43)%
Total Revenues	2,794	3,596	(802)	(22)%

Operating Income (Expense):
North America	(10)	196	(206)	(105)%
MENA/Asia Pacific	60	5	55	1,100%
Europe/SSA/Russia	71	78	(7)	(9)%
Latin America	98	90	8	9%
Subtotal	219	369	(150)	(41)%
Land Drilling Rigs	10	(27)	37	137%
Total Segment Operating Income	229	342	(113)	(33)%
Research and Development	(64)	(69)	5	7%
Corporate Expenses	(56)	(47)	(9)	(19)%
Restructuring Charges	(41)	(70)	29	41%
Gain on Sale of Businesses, Net	3	—	3	—%
Other Items	(21)	(26)	5	19%
Total Operating Income	50	130	(80)	(62)%

Interest Expense, Net	(120)	(126)	6	5%
Devaluation of Venezuelan Bolivar	(26)	—	(26)	—%
Other, Net	(11)	(9)	(2)	(22)%
Provision for Income Tax	—	(27)	27	100%
Net Loss per Diluted Share	$(0.15)	$(0.05)	$(0.10)	(200)%
Weighted Average Diluted Shares Outstanding	778	776	(2)	—%
Depreciation and Amortization	$316	$351	$35	10%

Revenue Percentage by Product Service Line Group

The following chart contains the percentage distribution of our consolidated revenues by product service line group for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Formation Evaluation and Well Construction	57%	51%
Completion and Production	36	39
Land Drilling Rigs	7	10
Total	100%	100%

Consolidated Revenues

Consolidated revenues decreased $802 million, or 22%, in the first quarter ended March 31, 2015 compared to the first quarter of 2014. Revenues decreased in the first quarter of 2015 across all our segments with declines of $447 million, or 28%, in North America, $208 million, or 13%, in our International segments and $147 million, or 43%, in Land Drilling Rigs. International revenues represent revenues of our regional segments other than North America and the Land Drilling Rigs segments. The decline in North American revenue is consistent with the 29% decrease in North American rig count since the first quarter of 2014 with consistent declines of approximately 20% across all product lines in the United States and significant declines of more than 40% across our product lines in Canada. These results were driven by a combination of lower service activity and customer pricing pressure. The decline in revenues in our International segments was in line with the decline in international rig count of 6% since the first quarter of 2014 as well as declines in revenue from our Europe/Russia/SSA and MENA/Asia Pacific due to pricing pressure and reduced activity across all product lines. The decline in our Land Drilling Rigs revenue is primarily attributable to the decline in drilling activity consistent with the rig count declines, decreases in new drilling activity and the 2014 disposal of our land drilling and workover rig operations in Russia and Venezuela.

Operating Income

Consolidated segment operating income decreased $113 million, or 33% in the three months ended March 31, 2015, compared to the first quarter of 2014. The decline in operating income is consistent with the reduction in activity resulting from the significant decline in both the price of oil and rig counts, which has put pressure on our pricing and has resulted in lower volume of work. Additionally, consolidated operating income for the three months ended March 31, 2015 and 2014 includes legacy contract and other related charges of $9 million and $46 million, respectively, and restructuring charges of $41 million and $70 million, respectively. For additional information regarding charges by segment, see the subsection entitled “Segment Results” and “Restructuring Charges” below.

Other items impacting our results for the three months ended March 31, 2015 and 2014 included expenses of $21 million and $26 million, respectively, incurred in conjunction with the divestiture of non-core businesses, restatement related litigation and our previously settled U.S. government investigations.

Segment Results

North America

Revenues in our North America segment decreased $447 million, or 28%, in the first quarter of 2015 compared to the first quarter of 2014. North America average rig count decreased 29% since March 31, 2014. The decline in revenue in the three months ended March 31, 2015 was due to lower activity and pricing pressure that broadly impacted all product lines, particularly artificial lift, intervention services and pressure pumping. The disposition of our engineered chemistry business on December 31, 2014 also negatively impacted revenues when compared to the same period in the prior year. Total revenues in the United States, which is part of our North America segment, were $945 million and $1.2 billion for the three months ended March 31, 2015 and 2014, respectively. The remaining revenues of our North America segment of $218 million and $382 million for the three months ended March 31, 2015 and 2014, respectively, were derived from our operations in Canada.

Operating income decreased $206 million, or 105%, resulting in a $10 million loss in the first quarter of 2015 compared to income of $196 million the first quarter of 2014. Contributing to the decline was the rig count decrease of 29% since March 31, 2014, increased pricing pressure and reduced activity associated with the significant decline in oil prices. Due to these factors operating income decreased in the United States and Canada across all product lines, particularly artificial lift, drilling services and pressure pumping. In the three months ended March 31, 2015 and 2014, we recognized “Restructuring Charges” on our Condensed Consolidated Statements of Operations of $8 million and $9 million, respectively, related to operations in North America.

MENA/Asia Pacific

Revenues in our MENA/Asia Pacific segment decreased $86 million, or 14%, in the first quarter of 2015 compared to the first quarter of 2014. The lower revenue in MENA was mainly due to reduced work volume primarily in the artificial lift, wireline services, and stimulation product lines, as well as the revenues lost following the sale of the pipeline and specialty services product line in September of 2014. The revenue decline in the Asia Pacific region is mostly attributable to decreased activity in China and Indonesia primarily related to the artificial lift and intervention services and drilling tools product lines. These revenue declines were partially offset by increased activity in Saudi Arabia primarily in our drilling services and well construction product lines.

Operating income increased $55 million the first quarter of 2015 compared to the first quarter of 2014. The increase in operating income is primarily attributable to improvements in North Africa and Malaysia and higher profitability resulting from unprofitable locations that were closed in the previous year. In the three months ended March 31, 2015 and 2014, we recognized “Restructuring Charges” on our Condensed Consolidated Statements of Operations of $6 million and $4 million, respectively, related to operations in MENA/Asia Pacific.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment decreased $99 million, or 19%, in the first quarter of 2015 compared to the first quarter of 2014. The decline in revenues is due to a decline in activity reflected as a reduction in well construction revenue in the North Sea and West Africa, and drilling services revenue in Russia. Additionally, the sale of the pipeline and specialty services and engineered chemistry product line in the third and fourth quarters of 2014, respectively, contributed to the decline along with the impact of a weaker Russian ruble and euro.

Operating income decreased $7 million, or 9% , in the first quarter of 2015 compared to the first quarter of 2014. The decline was consistent with the decline in revenue and with the incremental profits attributable to our cost reduction exercise. In the three months ended March 31, 2015 and 2014, we recognized “Restructuring Charges” on our Condensed Consolidated Statements of Operations of $7 million and $19 million, respectively, related to operations in Europe/SSA/Russia.

Latin America

Revenues in our Latin America segment decreased $23 million, or 5%, in the first quarter of 2015 compared to the first quarter of 2014. The decline in revenues was largely due to declining activity and demand for our artificial lift and formation evaluation products and services.

Operating income increased $8 million, or 9%, in the first quarter of 2015 compared to the first quarter of 2014. The increase in the first quarter is a result of the lower level of activity associated with our artificial lift and formation evaluation services due to cost reduction initiatives in Mexico and a continued focus on higher margin activity in Argentina and Brazil. In the three months ended March 31, 2015 and 2014, we recognized “Restructuring Charges” on our Condensed Consolidated Statements of Operations of $12 million and $19 million, respectively, related to operations in Latin America.

Land Drilling Rigs

Revenues in our Land Drilling Rigs segment decreased $147 million, or 43%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to the significant decline in drilling activity consistent with the rig count declines, decreases in new drilling activity, and the 2014 disposal of our land drilling and workover rig operations in Russia and Venezuela.

Operating income increased $37 million, or 137%, in the first quarter of 2015 compared to the first quarter of 2014. The increase in the three months ended March 31, 2015 is primarily a result of the disposal of our land drilling and workover rig operations in Russia that generated a loss during the first quarter of 2014 and improved drilling efficiencies in Iraq. In the three months ended March 31, 2015 and 2014, we recognized “Restructuring Charges” on our Condensed Consolidated Statements of Operations of $5 million and $3 million, respectively, related to our Land Drilling Rigs operations.

Devaluation of Venezuelan Bolivar and Inflationary Impacts

A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading February 12, 2015, replacing the Venezuela’s Supplementary Foreign Currency Administration System auction rate (“SICAD”) mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange. In the first quarter of 2015, we recognized remeasurement charges of $26 million and will continue to monitor the impact on our financial statements of the evolving Venezuela exchange rate. At March 31, 2015 our net monetary asset position denominated in Venezuelan bolivar was approximately $11 million.

Potential Highly Inflationary Country

The Company has noted the concerns raised by the International Monetary Fund (“IMF”) relating to the accuracy of Argentina’s officially reported consumer price index. Given the lack of verifiable information, objective sources have not observed data that would support designating Argentina as “Highly Inflationary.” The Company is closely monitoring the work of the IMF and the price index information that becomes available. As of March 31, 2015, we had a net monetary asset position denominated in Argentina pesos of $111 million, comprised primarily of accounts receivable and current liabilities.

Interest Expense, Net

Interest expense, net was $120 million for the three months ended March 31, 2015 compared to $126 million for the three months ended March 31, 2014, respectively. Interest expense for the three months ended March 31, 2015 decreased primarily due to a decrease in our debt balance and the recent redemption of certain senior notes.

Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change affecting the tax expense for both successive interim results as well as the annual tax results. For the three months ended March 31, 2015, we had zero tax provision on a loss before income taxes of $107 million. Our results for the three months ended March 31, 2015 were impacted by discrete loss before tax items, including restructuring charges of $41 million and devaluation of Venezuela Bolivar of $26 million, all with no significant tax benefit.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions by approximately $14 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the three months ended March 31, 2014, we had a tax provision of $27 million on a loss before income taxes of $5 million. Our results were impacted by discrete income before tax items, including restructuring charges and project losses of approximately $116 million, with no significant tax benefit.

Restructuring Charges

In the fourth quarter of 2014, in response to the significant decline in the price of crude oil and our anticipation of a lower level of exploration and production spending in 2015, we initiated a plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2015 Plan”) includes a workforce reduction and other cost reduction measures initiated across our geographic regions. In connection with the 2015 Plan, we recognized restructuring charges of $41 million in the three months ended March 31, 2015. Our restructuring charges include termination (severance) benefits of $40 million and other restructuring charges of $1 million. Other restructuring charges include contract termination costs, relocation and other associated costs. Separately, we plan to shut down and consolidate 60 operating facilities across North America by the end of the year.

In the first quarter of 2014, we announced a cost reduction plan (the “2014 Plan”), which included a worldwide workforce reduction and other cost reduction measures. The 2014 Plan resulted in restructuring charges of $70 million related to termination (severance) benefits in the three months ended March 31, 2014. As of December 31, 2014, we completed our planned headcount reductions and closures of underperforming operating locations in connection with the 2014 Plan.

The following tables present the components of the 2015 Plan and the 2014 Plan restructuring charges by segment for three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$8	$—	$8
MENA/Asia Pacific	5	1	6
Europe/SSA/Russia	7	—	7
Latin America	12	—	12
Subtotal	32	1	33
Land Drilling Rigs	5	—	5
Corporate and Research and Development	3	—	3
Total	$40	$1	$41

	Three Months Ended March 31, 2014
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2014 Plan	Charges	Charges	Other Charges
North America	$9	$—	$9
MENA/Asia Pacific	4	—	4
Europe/SSA/Russia	15	4	19
Latin America	19	—	19
Subtotal	47	4	51
Land Drilling Rigs	3	—	3
Corporate and Research and Development	16	—	16
Total	$66	$4	$70

Liquidity and Capital Resources

Cash Flows

At March 31, 2015, we had cash and cash equivalents of $512 million compared to $474 million at December 31, 2014. At March 31, 2015, cash and cash equivalents reflected a negative impact of $12 million due to the devaluation of the Venezuelan bolivar related to the adoption of the new Venezuelan currency exchange system called the SIMADI, which replaced the SICAD II exchange. The following table summarizes cash flows provided by (used in) each type of activity, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net Cash Used in Operating Activities	$(42)	$(406)
Net Cash Used in Investing Activities	(221)	(274)
Net Cash Provided by Financing Activities	307	605

Operating Activities

For the three months ended March 31, 2015, cash used in operating activities was $42 million compared to $406 million in the three months ended March 31, 2014. The improvement in operating cash flow in 2015 compared to 2014 was attributable to improved cash flow from working capital and the absence of $253 million in government settlement payments made in 2014. These improvements were partially offset by a decline of income associated with the significant decline in oil prices and drilling activity.

Investing Activities

The primary driver of our investing cash flow activities is capital expenditures for property, plant and equipment. Capital expenditures were $224 million for the three months ended March 31, 2015 and $286 million for the three months ended March 31, 2014. The amount we spend for capital expenditures varies each year based on the type of contracts in which we enter, our asset availability and our expectations with respect to industry activity levels in the following year.

We did not complete any dispositions in the three months ended March 31, 2015 and received proceeds from dispositions of $14 million for the three months ended March 31, 2014. We did not complete any acquisitions in the three months ended March 31, 2015 and 2014. While we expect to continue to make business acquisitions when strategically advantageous, our current focus is on disposition of businesses or capital assets that are no longer core to our long-term strategy.

Financing Activities

Our financing activities primarily consisted of the borrowing and repayment of short-term and long-term debt. Our short-term borrowings, net of repayments were $479 million in the three months ended March 31, 2015 and $625 million in the three months ended March 31, 2014. Total net long-term debt repayments were $154 million in the three months ended March 31, 2015 compared to total net long-term debt repayments of $17 million in three months ended March 31, 2014. In the first three months of 2015, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes, 6.5% senior notes and 6.75% senior notes with a total book value of $160 million. We recognized a cumulative gain of approximately $12 million on these transactions.

Sources of Liquidity

Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, dispositions, commercial paper and availabilities under committed lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt, equity and convertible bond offerings. From time to time we may enter into transactions to factor accounts receivable or dispose of businesses or capital assets that are no longer core to our long-term strategy. From time to time we may enter into transactions to factor accounts receivable.

Committed Borrowing Facility

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at March 31, 2015.

The following summarizes our availability under the Credit Agreement at March 31, 2015 (dollars in millions):

Facility	$2,250
Less uses of facility:
Revolving credit facility	625
Commercial paper	130
Letters of credit	28
Availability	$1,467

364-Day Term Loan Facility

As of March 31, 2015, we had a $400 million, 364-day term loan facility with a syndicate of banks that matured on April 9, 2015. As of March 31, 2015, we had borrowing of $175 million drawn on this facility. The 364-day term loan facility included the same debt-to-capitalization requirement that is contained in our Credit Agreement, with which we are in compliance. On April 9, 2015, we paid the outstanding balance of $175 million on this term loan facility.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted and letter of credit facilities. At March 31, 2015, we had $228 million in short-term borrowings under these arrangements, including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016, with a Libor-based interest rate of 1.57% as of March 31, 2015. In the first three months of 2015, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes, 6.5% senior notes and 6.75% senior notes with a total book value of $160 million. We recognized a cumulative gain of approximately $12 million on these transactions.

Ratings Services’ Credit Rating

Our Standard & Poor’s Ratings Services’ credit rating on our senior unsecured debt is currently BBB- and our short-term rating is A-3. On March 11, 2015, S&P removed us from Credit Watch with negative implications and changed our outlook to negative. Our Moody’s Investors Ratings Services’ credit rating on our unsecured debt is currently Baa3 and our short-term rating is P-3. On March 24, 2015, Moody Investors changed our outlook from stable to negative. On April 15, 2015, Fitch Ratings has assigned credit rating on our senior unsecured debt of BBB- and our short-term rating of F3, and a negative outlook. We have access and expect we will continue to have access to credit markets, including the U.S. commercial paper market, although the commercial paper amounts outstanding may be reduced as a result of a negative rating change. We expect to utilize the Credit Agreement or other facilities to supplement commercial paper borrowings as needed.

Cash Requirements

During 2015, we anticipate our cash requirements will include payments for capital expenditures, repayment of debt, including our 364-day term loan facility, interest payments on our outstanding debt and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and amounts to settle litigation related matters. We anticipate funding these requirements from cash generated from operations, availability under our existing or additional credit facilities, the issuance of commercial paper and, if completed, proceeds from disposals of businesses or capital assets that are no longer closely aligned with our core long-term growth strategy. We anticipate that cash generated from operations will be augmented by working capital improvements driven by capital discipline and the collection of receivables. Capital expenditures for 2015 are currently projected to be approximately $850 million. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2015. Expenditures are expected to be used primarily to support anticipated near-term growth of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs. Capital expenditures were $224 million for the three months ended March 31, 2015. Cash and cash equivalent of $512 million at March 31, 2015, are held by subsidiaries outside of Ireland. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2015 and December 31, 2014: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2015 and December 31, 2014: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In 2014, we refinanced the 364-day term loan facility with a new 364-day term loan facility, which is an obligation of Weatherford Bermuda, and is also guaranteed by Weatherford Delaware as of December 31, 2014.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See guarantor financial information presented in “Note 17 – Condensed Consolidating Financial Statements.”

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of March 31, 2015, we had $879 million of letters of credit and performance and bid bonds outstanding, consisting of $573 million outstanding under various uncommitted credit facilities, $28 million of letters of credit outstanding under our Credit Agreement and $278 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. As of March 31, 2015, we had net unamortized gains of $31 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense. See “Note 9 – Derivative Instruments” to our Condensed Consolidated Financial Statements for additional details.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At March 31, 2015 and December 31, 2014, we had outstanding foreign currency forward contracts with notional amounts aggregating $1.3 billion and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and, thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2014, to hedge our exposure to the Canadian dollar, we held cross-currency swaps between the U.S. dollar and Canadian dollar with a notional amount of $168 million. We settled the cross-currency swap arrangements in the three months ended March 31, 2015 after recognizing a mark-to-market gain of $13 million. We collected $8 million in proceeds upon settlement.

Our foreign currency forward contracts and cross-currency swaps were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Consolidated Financial Statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our Form 10-K for the year ended December 31, 2014.

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

•
our ability to manage our workforce, supply chain and business processes, information technology systems and technological innovation and commercialization, including the impact of our 2014 and 2015 cost reduction plans;

•	our high level of indebtedness;

•	increases in the prices and availability of our raw materials;

•	potential non-cash asset impairment charges for long-lived assets, goodwill, intangible assets or other assets;

•	changes to our effective tax rate;

•	nonrealization of potential earnouts associated with business dispositions;

•	downturns in our industry which could affect the carrying value of our goodwill;

•	member-country quota compliance within OPEC;

•	adverse weather conditions in certain regions of our operations;

•	our ability to realize the expected benefits from our redomestication from Switzerland to Ireland and to maintain our Swiss tax residency;

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations; and

•	limited access to capital or significantly higher cost of capital related to liquidity or uncertainty in the domestic or international financial markets.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act. For additional information regarding risks and uncertainties, see our other filings with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site www.weatherford.com under “Investor Relations” as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Item 7A.– Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our exposure to market risk has not changed materially since December 31, 2014, except as described below.

Foreign Currency Exchange Rates and Inflationary Impacts

A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading February 12, 2015, replacing the Venezuela’s Supplementary Foreign Currency Administration System auction rate (“SICAD”) mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange. In the first quarter of 2015, we recognized remeasurement charges of $26 million and will continue to monitor the impact on our financial statements of the evolving Venezuela exchange rate. At March 31, 2015 our net monetary asset position denominated in Venezuelan bolivar was approximately $11 million.

Potential Highly Inflationary Country

The Company has noted the concerns raised by the International Monetary Fund (“IMF”) relating to the accuracy of Argentina’s officially reported consumer price index. Given the lack of verifiable information, objective sources have not observed data that would support designating Argentina as “Highly Inflationary.” The Company is closely monitoring the work of the IMF and the price index information that becomes available. As of March 31, 2015, we had a net monetary asset position denominated in Argentina pesos of $111 million, comprised primarily of accounts receivable and current liabilities.

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Our management identified no change in our internal control over financial reporting that occurred during the first quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 15 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
†*10.1	Form of Performance Units Award Agreement pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101
The following materials from Weatherford International plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) the unaudited Condensed Consolidated Balance Sheets, (2) the unaudited Condensed Consolidated Statements of Operations, (3) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the unaudited Condensed Consolidated Statements of Cash Flows, and (5) the related notes to the unaudited Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	Submitted pursuant to Rule 405 and 406T of Regulation S-T.
†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date: April 24, 2015	By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2015	By:	/s/ Krishna Shivram
Krishna Shivram
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)