Form 10-Q
period 2015-06-30
Weatherford International plc
filed 2015-07-24
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 13, 2015, there were 775,296,080 shares of Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Six Months Ended June 30, 2015

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2015	2014	2015	2014
Revenues:
Products	$891	$1,490	$1,931	$2,936
Services	1,499	2,221	3,253	4,371
Total Revenues	2,390	3,711	5,184	7,307

Costs and Expenses:
Cost of Products	802	1,101	1,705	2,165
Cost of Services	1,214	1,728	2,513	3,503
Research and Development	59	75	123	144
Selling, General and Administrative Attributable to Segments	339	396	702	810
Corporate General and Administrative	53	59	120	133
Long-Lived Assets Impairment and Other Related Charges	181	143	191	143
Goodwill and Equity Investment Impairment	20	125	20	125
Restructuring Charges	69	59	110	129
Litigation Charges	112	—	112	—
Loss on Sale of Businesses, Net	5	—	2	—
Total Costs and Expenses	2,854	3,686	5,598	7,152

Operating Income (Loss)	(464)	25	(414)	155

Other Income (Expense):
Interest Expense, Net	(117)	(128)	(237)	(254)
Foreign Exchange Related Charges	(16)	—	(42)	—
Other, Net	(18)	(19)	(29)	(28)

Loss Before Income Taxes	(615)	(122)	(722)	(127)
(Provision) Benefit for Income Taxes	132	(11)	132	(38)
Net Loss	(483)	(133)	(590)	(165)
Net Income Attributable to Noncontrolling Interests	6	12	17	21
Net Loss Attributable to Weatherford	$(489)	$(145)	$(607)	$(186)

Loss Per Share Attributable to Weatherford:
Basic and Diluted	$(0.63)	$(0.19)	$(0.78)	$(0.24)

Weighted Average Shares Outstanding:
Basic and Diluted	778	777	778	776

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net Loss	$(483)	$(133)	$(590)	$(165)
Other Comprehensive Income (Loss), Net of Tax:
Currency Translation Adjustments	115	166	(230)	(36)
Defined Benefit Pension Activity	(1)	—	21	—
Other Comprehensive Income (Loss)	114	166	(209)	(36)
Comprehensive Income (Loss)	(369)	33	(799)	(201)
Comprehensive Income Attributable to Noncontrolling Interests	6	12	17	21
Comprehensive Income (Loss) Attributable to Weatherford	$(375)	$21	$(816)	$(222)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and shares in millions, except par value)	2015	2014
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$611	$474
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $121 in 2015 and $108 in 2014	2,259	3,015
Inventories, Net	2,921	3,087
Deferred Tax Assets	295	303
Other Current Assets	978	1,065
Total Current Assets	7,064	7,944

Property, Plant and Equipment, Net of Accumulated Depreciation of $7,141 and $6,895	6,694	7,123
Goodwill	2,945	3,011
Other Intangible Assets, Net of Accumulated Amortization of $765 and $733	390	440
Equity Investments	81	106
Other Non-Current Assets	460	265
Total Assets	$17,634	$18,889

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,556	$727
Accounts Payable	1,104	1,736
Accrued Salaries and Benefits	410	425
Income Taxes Payable	105	230
Other Current Liabilities	962	909
Total Current Liabilities	4,137	4,027

Long-term Debt	6,268	6,798
Other Non-Current Liabilities	982	1,031
Total Liabilities	11,387	11,856

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 775 shares at June 30, 2015 and 774 shares at December 31, 2014	1	1
Capital in Excess of Par Value	5,441	5,411
Retained Earnings	1,820	2,427
Accumulated Other Comprehensive Loss	(1,090)	(881)
Weatherford Shareholders’ Equity	6,172	6,958
Noncontrolling Interests	75	75
Total Shareholders’ Equity	6,247	7,033
Total Liabilities and Shareholders’ Equity	$17,634	$18,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(590)	$(165)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	627	706
Employee Share-Based Compensation Expense	34	31
Long-Lived Assets Impairment	124	143
Restructuring and Other Asset Related Charges	122	—
Goodwill and Equity Investment Impairment	20	125
Litigation Charges	112	—
Deferred Income Tax Provision (Benefit)	(191)	16
Foreign Exchange Related Charges	42	—
Other, Net	86	2
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	687	32
Inventories	76	(70)
Other Current Assets	27	(73)
Accounts Payable	(616)	(155)
Billings in Excess of Costs and Estimated Earnings	(1)	(127)
Other Current Liabilities	(173)	(342)
Other, Net	(137)	(94)
Net Cash Provided by Operating Activities	249	29

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(411)	(662)
Acquisitions of Businesses	—	17
Acquisition of Intellectual Property	(3)	(3)
Proceeds from Sale of Assets and Businesses, Net	23	26
Net Cash Used in Investing Activities	(391)	(622)

Cash Flows From Financing Activities:
Repayments of Long-term Debt, Net	(161)	(36)
Borrowings of Short-term Debt, Net	478	738
Excess Tax Benefits from Share-Based Compensation	—	4
Proceeds from Sale of Executive Deferred Compensation Plan Treasury Shares	—	22
Other Financing Activities, Net	(15)	(6)
Net Cash Provided by Financing Activities	302	722
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(23)	7

Net Increase in Cash and Cash Equivalents	137	136
Cash and Cash Equivalents at Beginning of Period	474	435
Cash and Cash Equivalents at End of Period	$611	$571

Supplemental Cash Flow Information:
Interest Paid	$239	$259
Income Taxes Paid, Net of Refunds	$180	$205

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly our Condensed Consolidated Balance Sheet at June 30, 2015 and December 31, 2014, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014. When referring to “Weatherford” and using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.
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

Change in Reportable Segments

During the first quarter of 2015, we changed our business structure to better align with management’s current view and future growth objectives. This involved separating our Land Drilling Rigs business into a reportable segment resulting in a total of five reportable segments. We have recast prior periods to conform to the current business segment presentation. See “Note 15 – Segment Information” for additional information.

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

Foreign Exchange Related Charges – Devaluation and Other Inflationary Impacts

A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading February 12, 2015, replacing Venezuela’s Supplementary Foreign Currency Administration System auction rate (“SICAD II”) mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange. In the first quarter of 2015, we began using the SIMADI rate and recognized remeasurement charges of $26 million and we will continue to monitor the impact on our financial statements of the evolving Venezuela exchange rate. At June 30, 2015 our net monetary asset position denominated in Venezuelan bolivar was approximately $7 million.

In the second quarter of 2015, the Angolan kwanza devalued approximately 11% and we recognized foreign exchange related charges of $16 million. We will continue to monitor the impact on our financial statements of the evolving Angola exchange rate. At June 30, 2015 our net monetary asset position denominated in Angolan kwanza was approximately $124 million.

2.  Business Combinations and Divestitures

Acquisitions

From time to time, we acquire assets and businesses we believe are important to our long-term strategy or dispose of assets and businesses that are no longer a strategic fit within our business. We did not complete any acquisitions or divestitures during the first six months ended June 30, 2015.

In April 2014, we acquired an additional 30% ownership interest in a joint venture in China. We paid $13 million for the incremental interest, thereby increasing our ownership interest from 45% to 75% and gaining control of the joint venture. As a result of this transaction, we adjusted our previously held equity investment to fair value, recognizing a $16 million gain, and we applied the consolidation method of accounting, recognizing $6 million of goodwill and $30 million of cash.

In May 2012, we acquired a company that designs and produces well completion tools. Our purchase consideration included a contingent consideration arrangement valued at approximately $3 million at December 31, 2014. At June 30, 2015, the contingent consideration arrangement was valued at approximately $12 million, and is expected to be settled in 2016.

Divestitures

We completed the sale of our our pipeline and specialty services business in September 2014. As of December 31, 2014, we received consideration of $246 million, ($245 million, net of cash disposed) and recognized a gain of approximately $49 million resulting from this transaction.

In early July 2014, we completed the sale of our land drilling and workover rig operations in Russia and Venezuela. As of December 31, 2014, we received cash consideration of $499 million ($486 million, net of cash disposed). As a result of our commitment to sell, we recognized a $143 million long-lived assets impairment loss and a $121 million goodwill impairment loss. Of the $121 million goodwill impairment, $95 million pertained to goodwill attributable to our divested land drilling and workover rig operations in Russia. See “Note 7 – Goodwill” regarding the impact of the 2014 goodwill impairment.

3. Restructuring Charges

In the fourth quarter of 2014, in response to the significant decline in the price of crude oil and our anticipation of a lower level of exploration and production spending in 2015, we initiated a plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2015 Plan”) included a workforce reduction and other cost reduction measures initiated across our geographic regions. In connection with the 2015 Plan, we recognized restructuring charges of $69 million and $110 million in the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2015, our restructuring charges include termination (severance) benefits of $19 million and $59 million, respectively, and other restructuring charges of $50 million and $51 million, respectively. Other restructuring charges for both the three and six months ended June 30, 2015 includes asset write-offs of $23 million related to Yemen due to the political disruption and $22 million in other regions. Other restructuring charges also include exit charges, contract termination costs, relocation and other associated costs.

In the first quarter of 2014, we announced a cost reduction plan (the “2014 Plan”), which included a worldwide workforce reduction and other cost reduction measures. The 2014 Plan resulted in restructuring charges of $32 million and $98 million related to termination (severance) benefits in the three and six months ended June 30, 2014, respectively. As of December 31, 2014, we completed our planned headcount reductions and closures of underperforming operating locations in connection with the 2014 Plan.

The following tables present the components of the 2015 Plan and the 2014 Plan restructuring charges by segment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$4	$17	$21
MENA/Asia Pacific	6	23	29
Europe/SSA/Russia	5	9	14
Latin America	3	1	4
Subtotal	18	50	68
Land Drilling Rigs	1	—	1
Corporate and Research and Development	—	—	—
Total	$19	$50	$69

	Three Months Ended June 30, 2014
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2014 Plan	Charges	Charges	Other Charges
North America	$4	$15	$19
MENA/Asia Pacific	6	7	13
Europe/SSA/Russia	6	2	8
Latin America	3	1	4
Subtotal	19	25	44
Land Drilling Rigs	1	—	1
Corporate and Research and Development	12	2	14
Total	$32	$27	$59

	Six Months Ended June 30, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$12	$17	$29
MENA/Asia Pacific	11	24	35
Europe/SSA/Russia	12	9	21
Latin America	15	1	16
Subtotal	50	51	101
Land Drilling Rigs	6	—	6
Corporate and Research and Development	3	—	3
Total	$59	$51	$110

	Six Months Ended June 30, 2014
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2014 Plan	Charges	Charges	Other Charges
North America	$13	$15	$28
MENA/Asia Pacific	10	7	17
Europe/SSA/Russia	21	6	27
Latin America	22	1	23
Subtotal	66	29	95
Land Drilling Rigs	4	—	4
Corporate and Research and Development	28	2	30
Total	$98	$31	$129

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of both plans that will be paid pursuant to the respective arrangements and statutory requirements.

	At June 30, 2015
	2015 Plan		2014 Plan		Total Severance
		Other		Other	and Other
	Severance	Restructuring	Severance	Restructuring	Restructuring
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
North America	$6	$4	$—	$—	$10
MENA/Asia Pacific	5	—	1	5	11
Europe/SSA/Russia	5	3	—	2	10
Latin America	1	—	—	—	1
Subtotal	17	7	1	7	32
Land Drilling Rigs	—	—	—	—	—
Corporate and Research and Development	—	—	5	—	5
Total	$17	$7	$6	$7	$37
The following table presents the restructuring liability activity for the six months ended June 30, 2015.

		Six Months Ended June 30, 2015
(Dollars in millions)	Accrued Balance at December 31, 2014	Charges	Cash Payments	Other	Accrued Balance at June 30, 2015
2015 Plan:
Severance liability	$53	$59	$(93)	$(2)	$17
Other restructuring liability	—	6	(2)	3	7
2014 Plan:
Severance liability	14	—	(6)	(2)	6
Other restructuring liability	12	—	(3)	(2)	7
Total severance and other restructuring liability	$79	$65	$(104)	$(3)	$37

4.  Percentage-of-Completion Contracts

In the three and six months ended June 30, 2015, we recognized estimated project losses of $69 million and $27 million, respectively, related to our long-term early production facility construction contract in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these projects were $406 million at June 30, 2015.

As of June 30, 2015, our percentage-of-completion project estimates include $137 million of claims revenue and $21 million of back charges. Our costs in excess of billings as of June 30, 2015 were $129 million and are included in the “Other Current Assets” line on the balance sheet. We also have a variety of unapproved contract change orders or claims that are not included in our revenues as of June 30, 2015. The amounts associated with these contract change orders or claims are included in revenue only when they can be estimated reliably and their realization is reasonably assured.

In the three and six months ended June 30, 2014, we recognized estimated project losses of $2 million and $28 million, respectively. Total estimated losses on these projects were $335 million at June 30, 2014. As of June 30, 2014, our percentage-of-completion project estimates include $21 million of claims revenue. No claims revenue was recognized during the three months ended June 30, 2014 and $28 million of claims revenue was recognized during the six months ended June 30, 2014.

5.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	June 30, 2015	December 31, 2014
Raw materials, components and supplies	$170	$194
Work in process	102	135
Finished goods	2,649	2,758
	$2,921	$3,087

6.  Long-lived Asset Impairments

In the second quarter of 2015, the continued weakness in crude oil prices contributed to lower exploration and production spending and a decline in the utilization of our pressure pumping assets. The continued weakness in oil prices and its impact on demand represent a significant adverse change in the business climate and an indication that these long-lived assets may not be recoverable. Based on these impairment indicators, we performed an analysis of our pressure pumping assets and recorded long-lived asset impairment charges of $124 million to adjust the assets to fair value in our North America Segment. See “Note 9 – Fair Value of Financial Instruments” for additional information regarding the fair value determination.

We prepared an analysis to determine the fair value of our equity investments in less than majority owned entities. Upon completion of this valuation, we determined that the fair value attributable to an equity investment was significantly below its carrying value. We assessed this decline in value as other than temporary and recognized an impairment loss of $20 million during the second quarter of 2015. See “Note 9 – Fair Value of Financial Instruments” for additional information regarding the fair value determination.

In July 2014, we completed the sale of our rig operations in Russia and Venezuela. We expected the sale would significantly impact the revenues and results of our Russia operations. We considered the associated circumstances and determined that the fair values of our Russia and Latin America rig operations were below their carrying amounts. As a result of our commitment to sell, we recorded a $143 million long-lived assets impairment charge.

7.  Goodwill

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist. Due to the change in our reporting segments (See “Note 15 – Segment Information”), we now report Land Drilling Rigs as a segment. The goodwill associated with the Land Drilling Rigs reporting unit was previously impaired in 2014. We recognized a goodwill impairment loss of $121 million in 2014 associated with the sale of our land drilling and workover rig operations in Russia and Venezuela.

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2015 were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Land Drilling Rigs	Total
Balance at December 31, 2014	$1,896	$195	$623	$297	$—	$3,011
Foreign currency translation adjustments	(55)	(3)	(3)	(5)	—	(66)
Balance at June 30, 2015	$1,841	$192	$620	$292	$—	$2,945

8.  Short-term Borrowings and Current Portion of Long-term Debt

(Dollars in millions)	June 30, 2015	December 31, 2014
Commercial paper program	$198	$245
Revolving credit agreement	730	—
364-day term loan facility	—	175
Other short-term bank loans	220	257
Total short-term borrowings	1,148	677
Current portion of long-term debt	408	50
Short-term borrowings and current portion of long-term debt	$1,556	$727

Revolving Credit Agreement

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”). On June 30, 2015, we entered into an amendment to the Credit Agreement to extend the maturity date to July 13, 2017 and to make certain other changes. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at June 30, 2015. At June 30, 2015, we had $1.3 billion available under the Credit Agreement, and there were $16 million in outstanding letters of credit in addition to the commercial paper and borrowings under the revolving credit facility.

364-Day Term Loan Facility

On April 9, 2015, the maturity date, we repaid the remaining balance of $175 million on our $400 million, 364-day term loan facility.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At June 30, 2015, we had $220 million in short-term borrowings under these arrangements, including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016 (with respect to $150 million) and June 20, 2016 (with respect to the remaining $30 million), with a LIBOR-based weighted average interest rate of 1.73% as of June 30, 2015. In addition, we had $549 million of letters of credit under various uncommitted facilities and $278 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at June 30, 2015.

The current portion of long-term debt at June 30, 2015 is primarily related to our 5.5% senior notes maturing February 2016 and our capital leases.

In the first three months of 2015, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes, 6.5% senior notes and 6.75% senior notes with a total book value of $160 million. We recognized a cumulative gain of approximately $12 million on these transactions. No repurchases were made during the second quarter of 2015.

9.  Fair Value of Financial Instruments, Assets and Equity Investments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Other than the derivative instruments discussed in “Note 10 – Derivative Instruments,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

Fair Value of Other Financial Instruments

Our other financial instruments include short-term borrowings and long-term debt. The carrying value of our commercial paper and other short-term borrowings approximates their fair value due to the short-term duration of the associated interest rate periods. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets.

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	June 30, 2015	December 31, 2014
Fair value	$6,642	$6,733
Carrying value	6,497	6,660

Non-recurring Fair Value Measurements

During the second quarter of 2015, long-lived pressure pumping assets and an equity investment were impaired and written down to their estimated fair values. The level 3 fair value of the long-lived assets was determined using a combination of the cost approach and the market approach, which used inputs that included replacement costs (unobservable), physical deterioration estimates (unobservable), and market sales data for comparable assets. The equity investment level 3 fair value was determined using an income based approach utilizing estimates of future cash flow, discount rate, long-term growth rate, and marketability discount, all of which were unobservable.

During the second quarter of 2014, long-lived assets in the rig operations in Russia and Venezuela and goodwill for the Russia reporting unit were impaired and written down to their estimated fair values. The level 3 fair value of the long-lived assets in the rig operations was determined using the market approach that considered the estimated sales price of those businesses. The goodwill level 3 fair value was determined using a combination of the income and market approaches with observable inputs that consisted of earnings multiples and unobservable inputs that included estimates of future cash flows, discount rate, long-term growth rate, and control premiums.

10.  Derivative Instruments

We are exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates, and we may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. In light of events in the global credit markets and the potential impact of these events on the liquidity of the banking industry, we continue to monitor the creditworthiness of our counterparties, which are multinational commercial banks. The fair values of all our outstanding derivative instruments are determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Level 2 values for financial assets and liabilities are based on quoted prices in inactive markets, or whose values are based on models using observable inputs other than quoted prices. Level 2 inputs to those models are observable either directly or indirectly for substantially the full term of the asset or liability.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of June 30, 2015, we had net unamortized gains of $28 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense.

Other Derivative Instruments

We enter into foreign currency forward contracts and cross-currency swap contracts to hedge our exposure to fluctuations in various foreign currencies. At June 30, 2015 and December 31, 2014, we had outstanding foreign currency forward contracts with notional amounts aggregating $1.4 billion and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

At December 31, 2014, to hedge our exposure to the Canadian dollar, we held cross-currency swaps between the U.S. dollar and the Canadian dollar with a notional amount of $168 million. We settled the cross-currency swap arrangements in the three months ended March 31, 2015 after recognizing a mark-to-market gain of $13 million in the first quarter of 2015. We collected $8 million in proceeds upon settlement.

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

The total estimated fair values of these foreign currency forward contracts and amounts receivable or owed associated with closed foreign currency contracts and the total estimated fair values of our cross-currency contracts are as follows:

(Dollars in millions)	June 30, 2015	December 31, 2014	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$10	$12	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(11)	(17)	Other Current Liabilities
Cross-currency swap contracts	—	(5)	Other Liabilities

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Condensed Consolidated Statements of Operations was as follows:

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014	Classification
Interest rate swaps	$3	$2	$5	$4	Interest Expense, Net

Derivatives not designated as hedges:
Foreign currency forward contracts	10	4	(56)	(7)	Other, Net
Cross-currency swap contracts	—	(8)	13	1	Other, Net

11. Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change, affecting the tax expense for both successive interim results as well as the annual tax results. For both the three and six months ended June 30, 2015, we had a $132 million tax benefit on a loss before income taxes of $615 million and $722 million, respectively. Our results for the three months ended June 30, 2015 includes $112 million of litigation settlements, $69 million of project losses, $16 million of devaluation of the Angolan kwanza currency, $20 million of equity investment impairment and $69 million of restructuring charges with no significant tax benefit. Our results for the six months ended June 30, 2015 includes $112 million of litigation settlements, $27 million of project losses, $42 million of currency devaluation, $20 million of equity investment impairment and $110 million of restructuring charges with no significant tax benefit.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions by approximately $19 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the three and six months ended June 30, 2014, we had a tax provision of $11 million and $38 million on a loss before income taxes of $122 million and $127 million, respectively. Our results for the three and six months ended June 30, 2014 include a $143 million impairment loss ($121 million, net of tax) to record the land drilling and workover rig operations in Russia and Venezuela at fair value. We also recorded a $125 million non-cash impairment charge to goodwill based on our analysis triggered by the planned sale of our land drilling and workover rig operations in Russia and Venezuela, which was non-deductible for income tax purposes. Our results for the six months ended June 30, 2014 were also impacted by discrete income before tax items, including restructuring charges and project losses of approximately $177 million, with no significant tax benefit.

12.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the six months ended June 30, 2015 and 2014:

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2013	$775	$4,600	$3,011	$(187)	$(37)	$41	$8,203
Net Income (Loss)	—	—	(186)	—	—	21	(165)
Other Comprehensive Loss	—	—	—	(36)	—	—	(36)
Consolidation of Joint Venture	—	—	—	—	—	26	26
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(15)	(15)
Change in Common Shares, Treasury Shares and Paid in Capital Associated with Redomestication	(778)	750	—	—	39	—	11
Equity Awards Granted, Vested and Exercised	4	24	—	—	(2)	—	26
Balance at June 30, 2014	$1	$5,374	$2,825	$(223)	$—	$73	$8,050

Balance at December 31, 2014	$1	$5,411	$2,427	$(881)	$—	$75	$7,033
Net Income (Loss)	—	—	(607)	—	—	17	(590)
Other Comprehensive Loss	—	—	—	(209)	—	—	(209)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(18)	(18)
Equity Awards Granted, Vested and Exercised	—	30	—	—	—	—	30
Other	—	—	—	—	—	1	1
Balance at June 30, 2015	$1	$5,441	$1,820	$(1,090)	$—	$75	$6,247

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the six months ended June 30, 2015 and 2014:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2013	$(140)	$(38)	$(9)	$(187)
Other comprehensive loss	(36)	—	—	(36)
Balance at June 30, 2014	$(176)	$(38)	$(9)	$(223)

Balance at December 31, 2014	$(813)	$(57)	$(11)	$(881)
Other comprehensive income (loss) before reclassifications	(230)	20	—	(210)
Reclassifications	—	1	—	1
Net activity	(230)	21	—	(209)
Balance at June 30, 2015	$(1,043)	$(36)	$(11)	$(1,090)

The other comprehensive income before reclassifications from the defined benefit pension component of other comprehensive income relates to the conversion of one of our international pension plans from a defined benefit plan to a defined contribution plan.

13.  Earnings per Share

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

The following discloses basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2015	2014	2015	2014
Basic and diluted weighted average shares outstanding	778	777	778	776

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the three and six months ended June 30, 2015 and 2014 exclude potential shares for stock options, restricted shares and performance units outstanding as we have net losses for that period and their inclusion would be anti-dilutive.

The following table discloses the number of anti-dilutive shares excluded:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2015	2014	2015	2014
Anti-dilutive potential shares due to net loss	3	5	3	5

14. Share-Based Compensation

We recognized the following employee share-based compensation expense during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Share-based compensation	$19	$16	$34	$31
Related tax benefit	4	3	7	6

During the six months ended June 30, 2015, we granted approximately 1.6 million performance units, which will vest with continued employment, if the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $10.45 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a risk-free rate of 0.51%, volatility of 46.1% and a zero dividend yield. As of June 30, 2015, there was $20 million of unrecognized compensation related to our performance units. This cost is expected to be recognized over a weighted average period of 2 years.

During the six months ended June 30, 2015, we also granted 6.3 million restricted shares at a weighted average grant date fair value of $12.90 per share. As of June 30, 2015, there was $120 million of unrecognized compensation related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of 2 years.

15. Segment Information

In the first quarter of 2015, we changed our business structure to better align with management’s current view and future growth objectives. This involved separating our Land Drilling Rigs business into a reportable segment resulting in a total of five reportable segments which are North America, MENA/Asia Pacific, Europe/SSA/Russia, Latin America and Land Drilling Rigs. The operational performance of our segments is reviewed and managed primarily on a geographic basis, and we report the regional segments as separate, distinct reporting segments. In addition, the operations we intend to divest, in the case of our Land Drilling Rigs business, is reviewed and managed apart from our regional segments. Our corporate and other expenses that do not individually meet the criteria for segment reporting continue to be reported separately as Corporate and Research and Development. Each business reflects a reportable segment led by separate business segment management that reports directly or indirectly to our chief operating decision maker (“CODM”). Our CODM assesses performance and allocates resources on the basis of the five reportable segments. We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Form 10-K.

	Three Months Ended June 30, 2015
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$808	$(92)	$97
MENA/Asia Pacific	516	(17)	66
Europe/SSA/Russia	418	65	53
Latin America	463	76	62
Subtotal	2,205	32	278
Land Drilling Rigs	185	4	27
	2,390	36	305
Corporate and Research and Development		(105)	6
Long-Lived Assets Impairment and Other Related Charges (a)		(181)
Equity Investment Impairment		(20)
Restructuring Charges (b)		(69)
Litigation Charges		(112)
Loss on Sale of Businesses, Net		(5)
Other Items (c)		(8)
Total	$2,390	$(464)	$311

(a)
For the three months ended June 30, 2015 includes asset impairment charges of $124 million, pressure pumping business related charges of $37 million and supply agreement charges related to a non-core business divestiture of $20 million.

(b)
For the three months ended June 30, 2015, we recognized restructuring charges of $69 million: $21 million in North America, $29 million in MENA/Asia Pacific, $14 million in Europe/SSA/Russia, $4 million in Latin America, and $1 million in Land Drilling Rigs.

(c)
The three months ended June 30, 2015 includes professional fees of $3 million related to the divestiture of non-core businesses, facility closure fees of $3 million, restatement related litigation, post-settlement monitor and auditor expenses and other charges of $2 million.

Certain leased equipment of our Land Drilling Rigs and North America pressure pumping business includes contractual residual value guarantees at June 30, 2015. We maintain a liability of $80 million related to these guarantees, of which $46 million is recorded as “Other Current Liabilities” and $34 million as “Other Non-Current Liabilities” on our Condensed Consolidated Balance Sheets. Certain of our supply agreements contain minimum purchase commitments and we maintain a liability at June 30, 2015, of $63 million, of which $50 million is recorded as “Other Current Liabilities” and $13 million as “Other Non-Current Liabilities” on our Condensed Consolidated Balance Sheets.

	Three Months Ended June 30, 2014
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$1,659	$244	$107
MENA/Asia Pacific	579	61	71
Europe/SSA/Russia	561	105	57
Latin America	518	76	61
Subtotal	3,317	486	296
Land Drilling Rigs	394	4	54
	3,711	490	350
Corporate and Research and Development		(120)	5
Long-Lived Assets Impairment		(143)
Goodwill Impairment		(125)
Restructuring Charges (d)		(59)
Other Items (e)		(18)
Total	$3,711	$25	$355

(d)
For the three months ended June 30, 2014, we recognized restructuring charges of $59 million: $19 million in North America, $13 million in MENA/Asia Pacific, $8 million in Europe/SSA/Russia, $4 million in Latin America, $1 million in Land Drilling Rigs and $14 million in Corporate and Research and Development.

(e)
The three months ended June 30, 2014 includes professional fees related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations and our redomestication from Switzerland to Ireland.

	Six Months Ended June 30, 2015
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$1,971	$(102)	$202
MENA/Asia Pacific	1,049	43	131
Europe/SSA/Russia	835	136	103
Latin America	949	174	123
Subtotal	4,804	251	559
Land Drilling Rigs	380	14	56
	5,184	265	615
Corporate and Research and Development		(225)	12
Long-Lived Assets Impairment and Other Related Charges (a)		(191)
Equity Investment Impairment		(20)
Restructuring Charges (b)		(110)
Litigation Charges		(112)
Loss on Sale of Businesses, Net		(2)
Other Items (c)		(19)
Total	$5,184	$(414)	$627

(a)
The six months ended June 30, 2015 includes asset impairment charges of $124 million, pressure pumping business related charges of $37 million and supply agreement charges related to a non-core business divestiture of $30 million.

(b)
For the six months ended June 30, 2015, we recognized restructuring charges of $110 million: $29 million in North America, $35 million in MENA/Asia Pacific, $21 million in Europe/SSA/Russia, $16 million in Latin America, $6 million in Land Drilling Rigs and $3 million in Corporate and Research and Development.

(c)
The six months ended June 30, 2015 includes professional fees of $5 million related to the divestiture of our non-core businesses, facility closure fees of $3 million, restatement related litigation, post-settlement monitor and auditor expenses and other charges of $11 million.

	Six Months Ended June 30, 2014
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$3,269	$440	$214
MENA/Asia Pacific	1,198	66	143
Europe/SSA/Russia	1,077	183	111
Latin America	1,027	166	119
Subtotal	6,571	855	587
Land Drilling Rigs	736	(23)	108
	7,307	832	695
Corporate and Research and Development		(236)	11
Long-Lived Assets Impairment		(143)
Goodwill Impairment		(125)
Restructuring Charges (d)		(129)
Other Items (e)		(44)
Total	$7,307	$155	$706

(d)
For the six months ended June 30, 2014, we recognized restructuring charges of $129 million: $28 million in North America, $17 million in MENA/Asia Pacific, $27 million in Europe/SSA/Russia, $23 million in Latin America, $4 million in Land Drilling Rigs and $30 million in Corporate and Research and Development.

(e)
The six months ended June 30, 2014 included professional fees of $40 million related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations, the remediation of our material weakness related to income taxes and our recently completed redomestication from Switzerland to Ireland and other charges of $4 million.

16. Disputes, Litigation and Contingencies

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the FCPA and trade sanctions related to the U.S. government investigations disclosed above and in our U.S. Securities and Exchange Commission (the “SEC”) filings since 2007. Those shareholder derivative cases, captioned Neff v. Brady, et al., No. 201040764, Rosner v. Brady, et al., No. 201047343, and Hess v. Duroc-Danner, et al., No. 201040765, were filed in Harris County, Texas state court and consolidated (collectively referred to as the “Neff Case”). In 2014, one of the three cases, Hess v. Duroc-Danner, et al., No. 201040765, was voluntarily dismissed from the Neff Case. Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 201420933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss was granted May 15, 2015 and an appeal was filed on June 15, 2015.

We cannot reliably predict the outcome of these cases including the amount of any possible loss. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material.

In March 2012, a purported securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (SDNY) was filed in the Southern District of New York against us and certain current and former officers. That case alleges violation of the federal securities laws related to the restatement of our historical financial statements announced on February 21, 2012, and later added claims related to the announcement of a subsequent restatement on July 24, 2012. In the three months ended December 31, 2014, we advanced settlement negotiations such that settlement was deemed probable, and we maintained an accrual of the estimated probable loss. As a result of ongoing negotiations in the second quarter of 2015, a settlement agreement was reached on June 30, 2015, subject to notice to the class, approval by the U.S. District Court for the Southern District of New York and other conditions. The settlement agreement requires payments totaling $120 million in exchange for the dismissal with prejudice of the litigation and the unconditional release of all claims, of which $95 million was accrued during the second quarter of 2015.

In March 2011, a shareholder derivative action, Iron Workers Mid-South Pension Fund v. Duroc-Danner, et al., No. 201119822, was filed in Harris County, Texas, civil court purportedly on behalf of the Company against certain current and former officers and directors, alleging breaches of duty related to the material weakness and restatement announcements. In February 2012, a second substantially similar shareholder derivative action, Wandel v. Duroc-Danner, et al., No. 1:12-cv-01305-LAK (SDNY), was filed in federal court in the Southern District of New York. In June 2014, the parties signed a term sheet resolving the action for an agreed upon set of revised corporate procedures, no monetary payment by the defendants, and an award of attorneys’ fees for the plantiff’s counsel. In March 2015, the court approved notice to the class of the proposed settlement and set the final hearing for June 24, 2015. On June 24, 2015, the court approved the settlement. We maintain an immaterial accrual for the attorney’s fees included in the settlement, which was subsequently paid in July 2015.

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

The $253 million payable by us and our subsidiaries was paid in January and February 2014 pursuant to the terms of the settlement agreements. These agreements include a requirement to retain, for a period of at least 18 months, an independent monitor responsible for assessing our compliance with the terms of the agreement so as to address and reduce the risk of recurrence of alleged misconduct, after which we would continue to evaluate our own compliance program and make periodic reports to the DOJ and SEC and maintain agreed compliance monitoring and reporting systems. In April 2014, the independent monitor was retained and the compliance assessment period began. These agreements also require us to retain an independent third party to retroactively audit our compliance with U.S. export control laws during the years 2012, 2013 and 2014. This audit is on-going.

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

Additionally, we are aware of various disputes and potential claims and are a party in various litigation involving claims against us, some of which are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations. In addition we have certain claims, disputes and pending litigation which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases, that would result in liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material. If one or more negative outcomes were to occur relative to these matters, the aggregate impact to our financial condition could be material.

17. New Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective January 1, 2017 and will be applied prospectively.  Early adoption is permitted.  We are evaluating the impact that this new guidance will have on our Consolidated Financial Statements and related Note disclosures.

In April 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our Consolidated Financial Statements and related Note disclosures.

In April 2015, the FASB issued new guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements and related Note disclosures.

In February 2015, the FASB issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements and related Note disclosures.

In May 2014, the FASB issued new guidance intended to change the criteria for recognition of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective beginning with the first quarter of 2017 and early adoption is not permitted. In April 2015, the FASB proposed a one year deferral of the effective date of the new revenue standard for public and non-public entities reporting under U.S. GAAP and on July 9, 2015, the FASB approved the one year deferral. The effective date of the amended standard will begin in the first quarter of 2018 and the FASB plans to submit its amendment to defer the effective date by the end of the third quarter 2015. We are currently evaluating the impact the adoption of this guidance would have on our Consolidated Financial Statements and related Note disclosures.

18. Condensed Consolidating Financial Statements

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

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2015 and December 31, 2014: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2015 and December 31, 2014: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. At December 31, 2014, we had a 364-day term loan facility which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended June 30, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,390	$—	$2,390
Costs and Expenses	(100)	(4)	—	(2,750)	—	(2,854)
Operating Income (Loss)	(100)	(4)	—	(360)	—	(464)

Other Income (Expense):
Interest Expense, Net	—	(98)	(15)	(4)	—	(117)
Intercompany Charges, Net	(26)	(28)	(68)	122	—	—
Equity in Subsidiary Income	(363)	366	874	—	(877)	—
Other, Net	—	1	—	(35)	—	(34)
Income (Loss) Before Income Taxes	(489)	237	791	(277)	(877)	(615)
(Provision) Benefit for Income Taxes	—	—	29	103	—	132
Net Income (Loss)	(489)	237	820	(174)	(877)	(483)
Noncontrolling Interests	—	—	—	6	—	6
Net Income (Loss) Attributable to Weatherford	$(489)	$237	$820	$(180)	$(877)	$(489)
Comprehensive Income (Loss) Attributable to Weatherford	$(375)	$263	$843	$(66)	$(1,040)	$(375)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended June 30, 2014
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$3,711	$—	$3,711
Costs and Expenses	(9)	(1)	—	(3,676)	—	(3,686)
Operating Income (Loss)	(9)	(1)	—	35	—	25

Other Income (Expense):
Interest Expense, Net	—	(106)	(14)	(8)	—	(128)
Intercompany Charges, Net	(12)	(22)	(77)	(1,709)	1,820	—
Equity in Subsidiary Income	(123)	(192)	(175)	—	490	—
Other, Net	—	(11)	(1)	(7)	—	(19)
Income (Loss) Before Income Taxes	(144)	(332)	(267)	(1,689)	2,310	(122)
(Provision) Benefit for Income Taxes	(1)	—	31	(41)	—	(11)
Net Income (Loss)	(145)	(332)	(236)	(1,730)	2,310	(133)
Noncontrolling Interests	—	—	—	12	—	12
Net Income (Loss) Attributable to Weatherford	$(145)	$(332)	$(236)	$(1,742)	$2,310	$(145)
Comprehensive Income (Loss) Attributable to Weatherford	$21	$(182)	$(100)	$(1,539)	$1,821	$21

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Six Months Ended June 30, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$5,184	$—	$5,184
Costs and Expenses	(107)	(4)	—	(5,487)	—	(5,598)
Operating Income (Loss)	(107)	(4)	—	(303)	—	(414)

Other Income (Expense):
Interest Expense, Net	—	(202)	(28)	(7)	—	(237)
Intercompany Charges, Net	(26)	(43)	(68)	137	—	—
Equity in Subsidiary Income	(474)	441	849	—	(816)	—
Other, Net	—	(19)	—	(52)	—	(71)
Income (Loss) Before Income Taxes	(607)	173	753	(225)	(816)	(722)
(Provision) Benefit for Income Taxes	—	—	34	98	—	132
Net Income (Loss)	(607)	173	787	(127)	(816)	(590)
Noncontrolling Interests	—	—	—	17	—	17
Net Income (Loss) Attributable to Weatherford	$(607)	$173	$787	$(144)	$(816)	$(607)
Comprehensive Income (Loss) Attributable to Weatherford	$(816)	$107	$774	$(352)	$(529)	$(816)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Six Months Ended June 30, 2014
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$7,307	$—	$7,307
Costs and Expenses	(28)	(1)	(1)	(7,122)	—	(7,152)
Operating Income (Loss)	(28)	(1)	(1)	185	—	155

Other Income (Expense):
Interest Expense, Net	—	(211)	(29)	(14)	—	(254)
Intercompany Charges, Net	(12)	7,326	(77)	(9,057)	1,820	—
Equity in Subsidiary Income	(144)	(112)	(164)	—	420	—
Other, Net	(1)	(15)	(1)	(11)	—	(28)
Income (Loss) Before Income Taxes	(185)	6,987	(272)	(8,897)	2,240	(127)
(Provision) Benefit for Income Taxes	(1)	—	37	(74)	—	(38)
Net Income (Loss)	(186)	6,987	(235)	(8,971)	2,240	(165)
Noncontrolling Interests	—	—	—	21	—	21
Net Income (Loss) Attributable to Weatherford	$(186)	$6,987	$(235)	$(8,992)	$2,240	$(186)
Comprehensive Income (Loss) Attributable to Weatherford	$(222)	$6,987	$(235)	$(8,992)	$2,240	$(222)

Condensed Consolidating Balance Sheet
June 30, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$1	$22	$588	$—	$611
Other Current Assets	5	—	543	6,509	(604)	6,453
Total Current Assets	5	1	565	7,097	(604)	7,064

Equity Investments in Affiliates	8,011	11,057	10,528	3,868	(33,464)	—
Intercompany Receivables, Net	—	—	—	10,356	(10,356)	—
Other Assets	4	33	49	10,484	—	10,570
Total Assets	$8,020	$11,091	$11,142	$31,805	$(44,424)	$17,634

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,464	$6	$86	$—	$1,556
Accounts Payable and Other Current Liabilities	137	236	—	2,812	(604)	2,581
Total Current Liabilities	137	1,700	6	2,898	(604)	4,137

Long-term Debt	—	5,238	908	122	—	6,268
Intercompany Payables, Net	1,699	5,962	2,695	—	(10,356)	—
Other Long-term Liabilities	12	77	5	888	—	982
Total Liabilities	1,848	12,977	3,614	3,908	(10,960)	11,387

Weatherford Shareholders’ Equity	6,172	(1,886)	7,528	27,822	(33,464)	6,172
Noncontrolling Interests	—	—	—	75	—	75
Total Liabilities and Shareholders’ Equity	$8,020	$11,091	$11,142	$31,805	$(44,424)	$17,634

Condensed Consolidating Balance Sheet
December 31, 2014

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$1	$—	$22	$451	$—	$474
Other Current Assets	4	12	544	7,524	(614)	7,470
Total Current Assets	5	12	566	7,975	(614)	7,944

Equity Investments in Affiliates	8,662	10,490	9,730	3,974	(32,856)	—
Intercompany Receivables, Net	—	—	—	10,490	(10,490)	—
Other Assets	5	35	16	10,889	—	10,945
Total Assets	$8,672	$10,537	$10,312	$33,328	$(43,960)	$18,889

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$618	$6	$103	$—	$727
Accounts Payable and Other Current Liabilities	43	256	—	3,615	(614)	3,300
Total Current Liabilities	43	874	6	3,718	(614)	4,027

Long-term Debt	—	5,749	911	137	1	6,798
Intercompany Payables, Net	1,666	6,202	2,622	—	(10,490)	—
Other Long-term Liabilities	5	82	5	939	—	1,031
Total Liabilities	1,714	12,907	3,544	4,794	(11,103)	11,856

Weatherford Shareholders’ Equity	6,958	(2,370)	6,768	28,459	(32,857)	6,958
Noncontrolling Interests	—	—	—	75	—	75
Total Liabilities and Shareholders’ Equity	$8,672	$10,537	$10,312	$33,328	$(43,960)	$18,889

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(607)	$173	$787	$(127)	$(816)	$(590)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	26	43	68	(137)	—	—
Equity in (Earnings) Loss of Affiliates	474	(441)	(849)	—	816	—
Deferred Income Tax Provision (Benefit)	—	—	(34)	(157)	—	(191)
Other Adjustments	84	74	8	864	—	1,030
Net Cash Provided (Used) by Operating Activities	(23)	(151)	(20)	443	—	249
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(411)	—	(411)
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	23	—	23
Net Cash Provided (Used) by Investing Activities	—	—	—	(391)	—	(391)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	496	—	(18)	—	478
Borrowings (Repayments) Long-term Debt, Net	—	(147)	(1)	(13)	—	(161)
Borrowings (Repayments) Between Subsidiaries, Net	22	(197)	21	154	—	—
Other, Net	—	—	—	(15)	—	(15)
Net Cash Provided (Used) by Financing Activities	22	152	20	108	—	302
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(23)	—	(23)
Net Increase in Cash and Cash Equivalents	(1)	1	—	137	—	137
Cash and Cash Equivalents at Beginning of Period	1	—	22	451	—	474
Cash and Cash Equivalents at End of Period	$—	$1	$22	$588	$—	$611

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(186)	$6,987	$(235)	$(8,971)	$2,240	$(165)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	12	(7,326)	77	9,057	(1,820)	—
Equity in (Earnings) Loss of Affiliates	144	112	164	—	(420)	—
Deferred Income Tax Provision (Benefit)	—	—	—	16	—	16
Other Adjustments	8	(260)	10	420	—	178
Net Cash Provided (Used) by Operating Activities	(22)	(487)	16	522	—	29
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(662)	—	(662)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	17	—	17
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	26	—	26
Net Cash Provided (Used) by Investing Activities	—	—	—	(622)	—	(622)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	775	—	(37)	—	738
Borrowings (Repayments) Long-term Debt, Net	—	—	(8)	(28)	—	(36)
Borrowings (Repayments) Between Subsidiaries, Net	22	(287)	14	251	—	—
Proceeds from Capital Contributions	—	—	—	22	—	22
Other, Net	—	—	—	(2)	—	(2)
Net Cash Provided (Used) by Financing Activities	22	488	6	206	—	722
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	7	—	7
Net Increase in Cash and Cash Equivalents	—	1	22	113	—	136
Cash and Cash Equivalents at Beginning of Period	—	—	—	435	—	435
Cash and Cash Equivalents at End of Period	$—	$1	$22	$548	$—	$571

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

Overview

Change in Reportable Segments

In the first quarter of 2015, we changed our business structure to better align with management’s current view and future growth objectives. This involved separating our Land Drilling Rigs business into a reportable segment resulting in a total of five reportable segments which are North America, MENA/Asia Pacific, Europe/SSA/Russia, Latin America and Land Drilling Rigs. We have recast prior periods to conform to the current business segment presentation. See “Note 15 – Segment Information” for additional information.

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

We may sell our products and services separately or may bundle them together to provide integrated solutions, up to and including integrated well construction where we are responsible for the entire process of drilling, constructing and completing a well. Our customers include both exploration and production companies and other oilfield service companies. Depending on the service line, customer and location, our contracts vary in their terms, provisions and indemnities. We earn revenues under our contracts when products and services are delivered. Typically, we provide products and services at a well site where our personnel and equipment may be located together with personnel and equipment of our customer and third parties, such as other service providers. Our services are usually short-term in nature, day-rate based, and cancellable should our customer wish to alter the scope of work. Consequently, our backlog of firm orders is not material to the Company.

Divestitures

Throughout 2014, we successfully sold several of our non-core businesses and investments. We received cash proceeds totaling over $1.7 billion from these dispositions and used $1.2 billion of the proceeds to reduce debt. For the year ended December 31, 2014, we recognized a gain on these dispositions of $349 million.

Long-lived Asset Impairments and Other Related Charges

In the second quarter of 2015, the continued weakness in crude oil prices contributed to lower exploration and production spending and a decline in the utilization of our pressure pumping assets. Based on these impairment indicators, we performed an analysis of our pressure pumping business and recorded charges of $161 million, including long-lived impairment charges of $124 million to adjust the assets to fair value in our North America segment and $37 million of other pressure pumping business related charges. In the three and six months ended June 30, 2015, we also incurred supply agreement charges of $20 million and $30 million, respectively, related to the divestiture of a non-core business. In connection with our long-lived asset impairment in the second quarter of 2015, we prepared an analysis to determine the fair value of our equity investments in less than majority owned entities. We assessed these declines in value as other than temporary and recognized an impairment loss of $20 million during the second quarter of 2015. In July 2014, we completed the sale of our rig operations in Russia and Venezuela. As a result of our commitment to sell, we recorded a $143 million long-lived assets impairment charge. See “Note 6 – Long-Lived Asset Impairments” for additional information.

Litigation Settlement

In March 2012, a purported securities class action captioned Freedman v. Weatherford International Ltd., et al., was filed in the Southern District of New York against us and certain current and former officers. As a result of ongoing negotiations, a settlement agreement was reached on June 30, 2015, subject to notice to the class, approval by the U.S. District Court for the Southern District of New York and other conditions. The settlement agreement requires payments totaling $120 million in exchange for the dismissal with prejudice of the litigation and the unconditional release of all claims. See “Note 16 – Disputes, Litigation and Contingencies” for additional information.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
June 30, 2015	$59.47	$2.84	995	1,169
December 31, 2014	53.27	2.90	2,294	1,315
June 30, 2014	105.37	4.44	2,061	1,348

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count for the period indicated – Source: Baker Hughes Rig Count

During the first six months of 2015, oil prices ranged from a high of $61.82 per barrel in mid-June to a low of $44.45 per barrel in late January. Natural gas ranged from a high of $3.21 MM/BTU in mid January to a low of $2.51 MM/BTU in mid-April. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

Outlook

We entered into 2015 challenged by the recent steep decline in oil prices. This decline has materially reduced capital spending by our customers and reduced our revenue, both through lower activity levels and pricing. Our response to this environment will be to continue to focus on developing our core businesses while reducing cost and improving cash flow. In the fourth quarter of 2014, responsive to these changing market conditions, we commenced a reduction in force exercise initially targeting 8,000 positions, and in the first quarter we increased the target by 2,000 to a total of 10,000 positions. We have completed approximately 97% of the reduction in force target of 10,000 positions as of June 30, 2015, with realized annualized savings of $686 million. This headcount reduction target has now been revised upward to 11,000 with the increase principally in the U.S with a focus on support positions. We have also closed over 60 operating facilities across North America through the first half of 2015 and plan to close 30 more by the end of the year. In addition to our headcount and operating facility reductions, this quarter, we closed three of our seven planned closures for the year in manufacturing and service facilities.

In the second quarter of 2015, North America continued to be severely impacted by both lower volume and pricing pressure as our customers reduce spending due to the decline in commodity prices. For the remainder of the year, we expect North America to continue to be impacted by the curtailment of activity and show only modest activity improvements, which will be partially offset by our efforts to rationalize our cost structure. Internationally, we expect to show resilient year-on-year performance through the 2015 market decline with the second half remaining relatively flat compared to second quarter levels. The Middle East will play an important role with incremental business in the Gulf markets, offset by activity declines in Asia Pacific.

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

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and objectives. It is also our intention to divest our remaining land drilling rigs. Upon completion, the cash proceeds from any divestitures are expected to be used to repay or repurchase debt. Debt reduction from divestiture proceeds or otherwise may include the repurchase of our outstanding senior notes prior to their maturity in open market, either privately negotiated transaction or otherwise.

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(Dollars and shares in millions, except per share data)	2015	2014	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$808	$1,659	$(851)	(51)%
MENA/Asia Pacific	516	579	(63)	(11)%
Europe/SSA/Russia	418	561	(143)	(25)%
Latin America	463	518	(55)	(11)%
Subtotal	2,205	3,317	(1,112)	(34)%
Land Drilling Rigs	185	394	(209)	(53)%
Total Revenues	2,390	3,711	(1,321)	(36)%

Operating Income (Expense):
North America	(92)	244	(336)	(138)%
MENA/Asia Pacific	(17)	61	(78)	(128)%
Europe/SSA/Russia	65	105	(40)	(38)%
Latin America	76	76	—	—%
Subtotal	32	486	(454)	(93)%
Land Drilling Rigs	4	4	—	—%
Total Segment Operating Income	36	490	(454)	(93)%
Research and Development	(59)	(75)	16	21%
Corporate Expenses	(46)	(45)	(1)	(2)%
Long-Lived Assets Impairment and Other Related Charges	(181)	(143)	(38)	(27)%
Goodwill and Equity Investment Impairment	(20)	(125)	105	84%
Restructuring Charges	(69)	(59)	(10)	(17)%
Litigation Charges	(112)	—	(112)	—%
Loss on Sale of Businesses, Net	(5)	—	(5)	—%
Other Items	(8)	(18)	10	56%
Total Operating Income	(464)	25	(489)	(1,956)%

Interest Expense, Net	(117)	(128)	11	9%
Foreign Exchange Related Charges	(16)	—	(16)	—%
Other, Net	(18)	(19)	1	5%
Income Tax Benefit (Provision)	132	(11)	143	1,300%
Net Loss per Diluted Share	$(0.63)	$(0.19)	$(0.44)	(232)%
Weighted Average Diluted Shares Outstanding	778	777	(1)	—%
Depreciation and Amortization	$311	$355	$44	12%

The following table contains selected financial data comparing our consolidated and segment results from operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(Dollars and shares in millions, except per share data)	2015	2014	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$1,971	$3,269	$(1,298)	(40)%
MENA/Asia Pacific	1,049	1,198	(149)	(12)%
Europe/SSA/Russia	835	1,077	(242)	(22)%
Latin America	949	1,027	(78)	(8)%
Subtotal	4,804	6,571	(1,767)	(27)%
Land Drilling Rigs	380	736	(356)	(48)%
Total Revenues	5,184	7,307	(2,123)	(29)%

Operating Income (Expense):
North America	(102)	440	(542)	(123)%
MENA/Asia Pacific	43	66	(23)	(35)%
Europe/SSA/Russia	136	183	(47)	(26)%
Latin America	174	166	8	5%
Subtotal	251	855	(604)	(71)%
Land Drilling Rigs	14	(23)	37	161%
Total Segment Operating Income	265	832	(567)	(68)%
Research and Development	(123)	(144)	21	15%
Corporate Expenses	(102)	(92)	(10)	(11)%
Long-Lived Assets Impairment and Other Related Charges	(191)	(143)	(48)	(34)%
Goodwill and Equity Investment Impairment	(20)	(125)	105	84%
Restructuring Charges	(110)	(129)	19	15%
Litigation Charges	(112)	—	(112)	—%
Loss on Sale of Businesses, Net	(2)	—	(2)	—%
Other Items	(19)	(44)	25	57%
Operating Income	(414)	155	(569)	(367)%

Interest Expense, Net	(237)	(254)	17	7%
Foreign Exchange Related Charges	(42)	—	(42)	—%
Other, Net	(29)	(28)	(1)	(4)%
Income Tax Benefit (Provision)	132	(38)	170	447%
Net Loss per Diluted Share	$(0.78)	$(0.24)	$(0.54)	(225)%
Weighted Average Diluted Shares Outstanding	778	776	(2)	—%
Depreciation and Amortization	$627	$706	$79	11%

Revenue Percentage by Product Service Line Group

The following chart contains the percentage distribution of our consolidated revenues by product service line group for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Formation Evaluation and Well Construction	56%	50%	57%	51%
Completion and Production	36	39	36	39
Land Drilling Rigs	8	11	7	10
Total	100%	100%	100%	100%

Consolidated Revenues

Consolidated revenues decreased $1.3 billion, or 36%, and decreased $2.1 billion, or 29%, in the three and six months ended June 30, 2015 compared to the three and six months of 2014, respectively. Revenues decreased in the three and six months of 2015 across all our segments with declines of $851 million, or 51%, and $1.3 billion, or 40%, in North America, $261 million, or 16%, and $469 million, or 14%, in our International segments and $209 million, or 53%, and $356 million, or 48%, in Land Drilling Rigs, respectively. International revenues represent revenues of our regional segments other than North America and the Land Drilling Rigs segments. The decline in North American revenue is consistent with the 52% decrease in North American rig count since the second quarter of 2014 with significant declines across product lines in the United States and Canada, particularly pressure pumping, artificial lift, intervention services and drilling services. The decline in the North America segment was driven by a combination of lower activity and customer pricing pressure.

The decline in revenues in our International segments is in line with the decrease in international rig count of 13% since the second quarter of 2014 as well as declines in revenue from our Europe/Russia/SSA and MENA/Asia Pacific due to pricing pressure and reduced activity across our product lines. Partially offsetting the revenue decline in the MENA/Asia Pacific segment was improved demand for services for our well construction, completion and drilling services product lines in Saudi Arabia and Australia. Lastly, our Latin America segment showed improvement in our managed pressure drilling product line in Brazil due to increase in demand, as well as increased demand for various other services in Argentina.

The decline in our Land Drilling Rigs revenue is primarily attributable to the decline in drilling activity consistent with the rig count declines, decreases in new drilling activity and the 2014 disposal of our land drilling and workover rig operations in Russia and Venezuela.

Operating Income

Segment operating income decreased $454 million, or 93%, and $567 million, or 68%, in the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014. The decline in operating income is consistent with the reduction in activity resulting from the significant decline in both the price of oil and rig counts, which has put pressure on our pricing and has resulted in lower volume of work.

Operating income for the three months ended June 30, 2015 and 2014 includes legacy contract and other related charges of $69 million and $2 million, respectively, and restructuring charges of $69 million and $59 million, respectively. Additionally, consolidated operating income for the six months ended June 30, 2015 and 2014 includes legacy contract and other related charges of $78 million and $48 million, respectively, and restructuring charges of $110 million and $129 million, respectively. For additional information regarding charges by segment, see the subsection entitled “Segment Results” and “Restructuring Charges” below.

Other items impacting our results for the three months ended June 30, 2015 and 2014 included expenses of $8 million and $18 million, respectively, and for the six months ended June 30, 2015 and 2014 included expenses of $19 million and $44 million, respectively. These expenses were primarily incurred in conjunction with the divestiture of non-core businesses, restatement related litigation and our previously settled U.S. government investigations.

Segment Results

North America

Revenues in our North America segment decreased $851 million, or 51%, in the second quarter of 2015 and $1.3 billion, or 40%, during the six months ended June 30, 2015 compared to the second quarter and six months ended June 30, 2014, respectively. North America average rig count decreased 52% since June 30, 2014. The decline in revenue in the three and six months ended June 30, 2015 was due to lower activity and pricing pressure that broadly impacted all product lines, particularly pressure pumping, artificial lift, intervention services and drilling services. The disposition of our engineered chemistry business on December 31, 2014 also negatively impacted revenues when compared to the same period in the prior year.

Total revenues in the United States were $693 million and $1.4 billion for the three months ended June 30, 2015 and 2014, respectively and $1.6 billion and $2.6 billion for the six months ended June 30, 2015 and 2014, respectively. The remaining revenues of our North America segment of $115 million and $248 million for the three months ended June 30, 2015 and 2014, and $333 million and $630 million for the six months ended June 30, 2015 and 2014, respectively, were derived from our operations in Canada.

Operating income in our North America segment decreased $336 million, or 138%, in the second quarter of 2015 and $542 million, or 123% during the six months ended June 30, 2015 compared to the second quarter and six months of 2014. Contributing to the decline was the rig count decrease of 52% since June 30, 2014, increased pricing pressure and reduced activity associated with the significant decline in oil prices. Due to these factors operating income decreased in the United States and Canada across all product lines, particularly artificial lift, drilling services and pressure pumping.

In the three months ended June 30, 2015 and 2014, we recognized “Restructuring Charges” on our Condensed Consolidated Statements of Operations of $21 million and $19 million, respectively, related to operations in North America. In the six months ended June 30, 2015 and 2014, we recognized “Restructuring Charges” of $29 million and $28 million, respectively, related to operations in North America. In addition, we recorded asset impairment charges of $124 million, pressure pumping business related charges for contract obligation of $37 million and supply agreement charges related to a non-core business divestiture of $20 million as “Long-Lived Assets Impairment and Other Related Charges” on our Condensed Consolidated Statements of Operations.

MENA/Asia Pacific

Revenues in our MENA/Asia Pacific segment decreased $63 million, or 11%, in the second quarter of 2015, and $149 million or 12%, during the six months ended June 30, 2015 compared to the second quarter and six months ended June 30, 2014, respectively. The revenue decline was mainly due to reduced volume of work primarily in the intervention services, wireline, testing and production services, and secure drilling services product lines, as well as the lost revenues following the sale of the pipeline and specialty services product lines in September 2014. The decline in revenue was also impacted by lower progress from our ongoing legacy contract in Iraq, lower activity in Yemen from the political disruption and lower demand in the Asia Pacific region, primarily Indonesia and China. Partially offsetting the revenue decline in the MENA/Asia Pacific segment was improved demand for services for our well construction, completion and drilling services product lines in Saudi Arabia and Australia.

Operating income decreased $78 million, or 128%, in the second quarter of 2015, and $23 million, or 35%, during the six months ended June 30, 2015 compared to the second quarter and six months ended June 30, 2014. The decrease in operating income is primarily attributable to project losses on legacy contracts in Iraq and lower activity across most product lines offset by a gain recognized from a sale of a joint venture investment in China in the six months ended June 30, 2014. This decline was partially offset by improved profitability for completion services product line in Australia and higher profitability resulting from the closure of unprofitable locations in 2014.

In the three months ended June 30, 2015 and 2014, we recognized “Restructuring Charges” on our Condensed Consolidated Statements of Operations of $29 million and $13 million, respectively, related to operations in MENA/Asia Pacific. In the six months ended June 30, 2015 and 2014, we recognized “Restructuring Charges” of $35 million and $17 million, respectively, related to operations in MENA/Asia Pacific.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment decreased $143 million, or 25%, in the second quarter of 2015 compared to the second quarter of 2014 and $242 million, or 22%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decline in activity directly impacted the decline in revenues due to lower demand and pricing pressure in our well construction and completion product lines in the North Sea and wireline and pressure pumping services in the Black Sea. There was also a decreased demand and pricing pressure for services in Gabon and drilling services in Russia. Additionally, the sale of the pipeline and specialty services and engineered chemistry product lines in the third and fourth quarters of 2014, respectively, contributed to the decline in the Europe/SSA/Russia segment. Revenue for six months ended June 30, 2015 was also negatively impacted by weaker Russian ruble and euro.

Operating income decreased $40 million, or 38% , in the second quarter of 2015 compared to the second quarter of 2014 and $47 million, or 26%, during the six months ended June 30, 2015 compared to the second quarter and six months ended of 2014. The decline was consistent with the decline in revenue and with the incremental profits attributable to our cost reduction exercise.

In the three months ended June 30, 2015 and 2014, we recognized “Restructuring Charges” on our Condensed Consolidated Statements of Operations of $14 million and $8 million, respectively, related to operations in Europe/SSA/Russia. In the six months ended June 30, 2015 and 2014, we recognized “Restructuring Charges” of $21 million and $27 million, respectively, related to operations in Europe/SSA/Russia.

Latin America

Revenues in our Latin America segment decreased $55 million, or 11%, in the second quarter of 2015 compared to the second quarter of 2014 and $78 million, or 8%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The reduced demand for drilling services in Mexico, Colombia, and Ecuador lead the decline in revenues for the Latin America segment, offset by an increase in sales in our managed pressure drilling product line in Brazil and increased demand for services in Argentina.

Operating income was flat in the second quarter of 2015 compared to the second quarter of 2014 and increased $8 million, or 5%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to cost reduction initiatives in Mexico and a continued focus on higher margin activity in Argentina and Brazil.

In the three months ended June 30, 2015 and 2014, we recognized “Restructuring Charges” on our Condensed Consolidated Statements of Operations of $4 million in both quarters related to operations in Latin America. In the six months ended June 30, 2015 and 2014, we recognized “Restructuring Charges” of $16 million and $23 million, respectively, related to operations in Latin America.

Land Drilling Rigs

Revenues in our Land Drilling Rigs segment decreased $209 million, or 53%, in the second quarter of 2015 and $356 million, or 48%, during the six months ended 2015 compared to the second quarter and six months ended June 30, 2014, respectively. The decrease is due to the sale of the Russia Rigs business in July 2014 in addition to the overall decrease in the international rig count and drilling activity.

Operating income was flat in the second quarter of 2015 and increased $37 million or 161%, during six months ended June 30, 2015, compared to the second quarter and six months ended June 30, 2014, respectively. The increase in the six months ended June 30, 2015 is primarily a result improved drilling efficiencies in Iraq, Oman and Latin America. In addition, six months ended June 30, 2014 included facility closure costs that did not reoccur in 2015.

In the three months ended June 30, 2015 and 2014, we recognized “Restructuring Charges” on our Condensed Consolidated Statements of Operations of $1 million in both quarters related to our Land Drilling Rigs operations. In the six months ended June 30, 2015 and 2014, we recognized “Restructuring Charges” of $6 million and $4 million, respectively, related to our Land Drilling Rigs operations.

Foreign Exchange Related Charges – Devaluation and Other Inflationary Impacts

A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading February 12, 2015, replacing Venezuela’s Supplementary Foreign Currency Administration System auction rate (“SICAD II”) mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange. In the first quarter of 2015, we began using the SIMADI rate and recognized remeasurement charges of $26 million and we will continue to monitor the impact on our financial statements of the evolving Venezuela exchange rate. At June 30, 2015 our net monetary asset position denominated in Venezuelan bolivar was approximately $7 million.

In the second quarter of 2015, the Angolan kwanza devalued approximately 11% and we recognized foreign exchange related charges of $16 million. We will continue to monitor the impact on our financial statements of the evolving Angola exchange rate. At June 30, 2015 our net monetary asset position denominated in Angolan kwanza was approximately $124 million.

Potential Highly Inflationary Country

The Company has noted the concerns raised by the International Monetary Fund (“IMF”) relating to the accuracy of Argentina’s officially reported consumer price index. Given the lack of verifiable information, objective sources have not observed data that would support designating Argentina as “Highly Inflationary.” The Company is closely monitoring the work of the IMF and the price index information that becomes available. As of June 30, 2015, we had a net monetary asset position denominated in Argentine pesos of $119 million, comprised primarily of accounts receivable and current liabilities.

Interest Expense, Net

Net interest expense was $117 million and $237 million for the three and six months ended June 30, 2015, respectively, compared to $128 million and $254 million for the three and six months ended June 30, 2014, respectively. Interest expense for the three and six months ended June 30, 2015 decreased primarily due to a decrease in our debt balance and the redemption of certain senior notes in the first quarter of 2015.

Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change affecting the tax expense for both successive interim results as well as the annual tax results. For both the three and six months ended June 30, 2015, we had a $132 million tax benefit on a loss before income taxes of $615 million and $722 million, respectively. Our results for the three months ended June 30, 2015 includes $112 million of litigation settlements, $69 million of project losses, $16 million of devaluation of the Angolan kwanza currency, $20 million of equity investment impairment and $69 million of restructuring charges with no significant tax benefit. Our results for the six months ended June 30, 2015 includes $112 million of litigation settlements, $27 million of project losses, $42 million of currency devaluation, $20 million of equity investment impairment and $110 million of restructuring charges with no significant tax benefit.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions by approximately $19 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the three and six months ended June 30, 2014, we had a tax provision of $11 million and $38 million on a loss before income taxes of $122 million and $127 million, respectively. Our results for the three and six months ended June 30, 2014 include a $143 million impairment loss ($121 million, net of tax) to record the land drilling and workover rig operations in Russia and Venezuela at fair value. We also recorded a $125 million non-cash impairment charge to goodwill based on our analysis triggered by the planned sale of our land drilling and workover rig operations in Russia and Venezuela, which was non-deductible for income tax purposes. Our results for the six months ended June 30, 2014 were also impacted by discrete income before tax items, including restructuring charges and project losses of approximately $177 million, with no significant tax benefit.

Restructuring Charges

In the fourth quarter of 2014, in response to the significant decline in the price of crude oil and our anticipation of a lower level of exploration and production spending in 2015, we initiated a plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2015 Plan”) includes a workforce reduction and other cost reduction measures initiated across our geographic regions. In connection with the 2015 Plan, we recognized restructuring charges of $69 million and $110 million in the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2015, our restructuring charges include termination (severance) benefits of $19 million and $59 million, respectively, and other restructuring charges of $50 million and $51 million. Other restructuring charges for both the three and six months ended June 30, 2015 includes asset write-offs of $23 million related to Yemen due to the political disruption and $22 million in other regions. We have also closed over 60 operating facilities across North America through the first half of 2015 and plan to close 30 more by the end of the year.

In the first quarter of 2014, we announced a cost reduction plan (the “2014 Plan”), which included a worldwide workforce reduction and other cost reduction measures. The 2014 Plan resulted in restructuring charges of $32 million and $98 million related to termination (severance) benefits in the three and six months ended June 30, 2014, respectively. As of December 31, 2014, we completed our planned headcount reductions and closures of underperforming operating locations in connection with the 2014 Plan.

The following tables present the components of the 2015 Plan and the 2014 Plan restructuring charges by segment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$4	$17	$21
MENA/Asia Pacific	6	23	29
Europe/SSA/Russia	5	9	14
Latin America	3	1	4
Subtotal	18	50	68
Land Drilling Rigs	1	—	1
Corporate and Research and Development	—	—	—
Total	$19	$50	$69

	For the Three Months Ended June 30, 2014
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2014 Plan	Charges	Charges	Other Charges
North America	$4	$15	$19
MENA/Asia Pacific	6	7	13
Europe/SSA/Russia	6	2	8
Latin America	3	1	4
Subtotal	19	25	44
Land Drilling Rigs	1	—	1
Corporate and Research and Development	12	2	14
Total	$32	$27	$59

	Six Months Ended June 30, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$12	$17	$29
MENA/Asia Pacific	11	24	35
Europe/SSA/Russia	12	9	21
Latin America	15	1	16
Subtotal	50	51	101
Land Drilling Rigs	6	—	6
Corporate and Research and Development	3	—	3
Total	$59	$51	$110

	Six Months Ended June 30, 2014
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2014 Plan	Charges	Charges	Other Charges
North America	$13	$15	$28
MENA/Asia Pacific	10	7	17
Europe/SSA/Russia	21	6	27
Latin America	22	1	23
Subtotal	66	29	95
Land Drilling Rigs	4	—	4
Corporate and Research and Development	28	2	30
Total	$98	$31	$129
The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of both plans that will be paid pursuant to the respective arrangements and statutory requirements.

	At June 30, 2015
	2015 Plan		2014 Plan		Total Severance
		Other		Other	and Other
	Severance	Restructuring	Severance	Restructuring	Restructuring
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
North America	$6	$4	$—	$—	$10
MENA/Asia Pacific	5	—	1	5	11
Europe/SSA/Russia	5	3	—	2	10
Latin America	1	—	—	—	1
Subtotal	17	7	1	7	32
Land Drilling Rigs	—	—	—	—	—
Corporate and Research and Development	—	—	5	—	5
Total	$17	$7	$6	$7	$37

The following table presents the restructuring liability activity for the six months ended June 30, 2015.

		Six Months Ended June 30, 2015
(Dollars in millions)	Accrued Balance at December 31, 2014	Charges	Cash Payments	Other	Accrued Balance at June 30, 2015
2015 Plan:
Severance liability	$53	$59	$(93)	$(2)	$17
Other restructuring liability	—	6	(2)	3	7
2014 Plan:
Severance liability	14	—	(6)	(2)	6
Other restructuring liability	12	—	(3)	(2)	7
Total severance and other restructuring liability	$79	$65	$(104)	$(3)	$37

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $611 million compared to $474 million at December 31, 2014. At June 30, 2015, cash and cash equivalents reflected a negative impact of $12 million due to the devaluation of the Venezuelan bolivar in the first quarter of 2015 related to the adoption of the new Venezuelan currency exchange system called the SIMADI, which replaced the SICAD II exchange. In the second quarter of 2015 the Angolan kwanza devalued approximately 11% and we recognized a negative impact of $16 million due to the devaluation. The following table summarizes cash flows provided by (used in) each type of activity, for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Net Cash Provided by Operating Activities	$249	$29
Net Cash Used in Investing Activities	(391)	(622)
Net Cash Provided by Financing Activities	302	722

Operating Activities

For the six months ended June 30, 2015, cash provided by operating activities was $249 million compared to $29 million in the six months ended June 30, 2014. The improvement in operating cash flow in 2015 compared to 2014 was attributable to improved cash flow from working capital and the absence of $253 million in government settlement payments made in 2014. These improvements were partially offset by a decline of income associated with the significant decline in oil prices and drilling activity.

Investing Activities

The primary driver of our investing cash flow activities is capital expenditures for property, plant and equipment. Capital expenditures were $411 million for the six months ended June 30, 2015 and $662 million for the six months ended June 30, 2014. The amount we spend for capital expenditures varies each year based on the type of contracts in which we enter, our asset availability and our expectations with respect to industry activity levels in the following year.

We did not complete any dispositions or acquisitions in the six months ended June 30, 2015. Cash proceeds received from dispositions were $23 million and $26 million in the six months ended June 30, 2015 and June 30, 2014, respectively. In the six months ended June 30, 2015, cash proceeds were primarily from the working capital adjustment related to the sale of our pipeline and specialty services business from the prior year and from a combination of various other asset sales. In the six months ended June 30, 2014, we acquired, via a step acquisition, an additional 30% ownership interest in a joint venture in China. We paid $13 million for the incremental interest, thereby increasing our ownership interest from 45% to 75%. As a result of this transaction, we acquired $30 million of cash. Therefore, in the six months ended June 30, 2014, we had a cash inflow from acquired businesses of $17 million. While we expect to continue to make business acquisitions when strategically advantageous, our current focus is on disposition of businesses or capital assets that are no longer core to our long-term strategy.

Financing Activities

Our financing activities primarily consisted of the borrowing and repayment of short-term and long-term debt. Our short-term borrowings, net of repayments were $478 million in the six months ended June 30, 2015 and $738 million in the six months ended June 30, 2014. Total net long-term debt repayments were $161 million in the six months ended June 30, 2015 compared to total net long-term debt repayments of $36 million in six months ended June 30, 2014. In the first three months of 2015, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes, 6.5% senior notes and 6.75% senior notes with a total book value of $160 million. We recognized a cumulative gain of approximately $12 million on these transactions.

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

Revolving Credit Agreement

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”). On June 30, 2015, we entered into an amendment to the Credit Agreement to extend the maturity date to July 13, 2017 and to make certain other changes. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at June 30, 2015.

The following summarizes our availability under the Credit Agreement at June 30, 2015 (dollars in millions):

Facility	$2,250
Less uses of facility:
Revolving credit facility	730
Commercial paper	198
Letters of credit	16
Availability	$1,306

364-Day Term Loan Facility

On April 9, 2015, the maturity date, we repaid the remaining balance of $175 million on our $400 million, 364-day term loan facility.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At June 30, 2015, we had $220 million in short-term borrowings under these arrangements, including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016 (with respect to $150 million) and June 20, 2015 (with respect to the remaining $30 million), with a LIBOR-based weighted average interest rate of 1.73% as of June 30, 2015. In the first three months of 2015, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes, 6.5% senior notes and 6.75% senior notes with a total book value of $160 million. We recognized a cumulative gain of approximately $12 million on these transactions. No repurchases were made during the second quarter of 2015.

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

Cash Requirements

For the remainder of 2015, we anticipate our cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and amounts to settle litigation related matters. We anticipate funding these requirements from cash generated from operations, availability under our existing or additional credit facilities, the issuance of commercial paper and, if completed, proceeds from disposals of businesses or capital assets that are no longer closely aligned with our core long-term growth strategy. We anticipate that cash generated from operations will be augmented by working capital improvements driven by capital discipline and the collection of receivables. Capital expenditures for 2015 are currently projected to be approximately $750 million. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2015. Expenditures are expected to be used primarily to support anticipated near-term growth of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs. Capital expenditures were $411 million for the six months ended June 30, 2015. Cash and cash equivalents of $611 million at June 30, 2015, are held by subsidiaries outside of Ireland. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2015 and December 31, 2014: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2015 and December 31, 2014: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. At December 31, 2014, we had a 364-day term loan facility which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See guarantor financial information presented in “Note 18 – Condensed Consolidating Financial Statements.”

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of June 30, 2015, we had $843 million of letters of credit and performance and bid bonds outstanding, consisting of $549 million outstanding under various uncommitted credit facilities, $16 million of letters of credit outstanding under our Credit Agreement and $278 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. As of June 30, 2015, we had net unamortized gains of $28 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense. See “Note 10 – Derivative Instruments” to our Condensed Consolidated Financial Statements for additional details.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At June 30, 2015 and December 31, 2014, we had outstanding foreign currency forward contracts with notional amounts aggregating $1.4 billion and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and, thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

We had cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2014, to hedge our exposure to the Canadian dollar, we held cross-currency swaps between the U.S. dollar and Canadian dollar with a notional amount of $168 million. We settled the cross-currency swap arrangements in the three months ended March 31, 2015 after recognizing a mark-to-market gain of $13 million in the first quarter of 2015. We collected $8 million in proceeds upon settlement.

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

New Accounting Pronouncements

See “Note 17 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements, included elsewhere in this report.

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

Foreign Exchange Related Charges – Devaluation and Other Inflationary Impacts

A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading February 12, 2015, replacing the Venezuela’s Supplementary Foreign Currency Administration System auction rate (“SICAD II”) mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange. In the first quarter of 2015, we began using the SIMADI rate and recognized remeasurement charges of $26 million and we will continue to monitor the impact on our financial statements of the evolving Venezuela exchange rate. At June 30, 2015 our net monetary asset position denominated in Venezuelan bolivar was approximately $7 million.

In the second quarter of 2015, the Angolan kwanza devalued approximately 11% and we recognized foreign exchange related charges of $16 million. We will continue to monitor the impact on our financial statements of the evolving Angola exchange rate. At June 30, 2015 our net monetary asset position denominated in Angolan kwanza was approximately $124 million.

Potential Highly Inflationary Country

The Company has noted the concerns raised by the International Monetary Fund (“IMF”) relating to the accuracy of Argentina’s officially reported consumer price index. Given the lack of verifiable information, objective sources have not observed data that would support designating Argentina as “Highly Inflationary.” The Company is closely monitoring the work of the IMF and the price index information that becomes available. As of June 30, 2015, we had a net monetary asset position denominated in Argentine pesos of $119 million, comprised primarily of accounts receivable and current liabilities.

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Our management identified no change in our internal control over financial reporting that occurred during the second quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 16 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Original Filed Exhibit	File Number
10.1
Amendment No. 3 to Credit Agreement, dated June 30, 2015, with Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), Weatherford International, LLC (Delaware), Weatherford Liquidity Management Hungary Limited Liability Company (Hungary), Weatherford Capital Management Services Limited Liability Company (Hungary), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
		Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 1, 2015	File No. 1-36504
†*10.2	Weatherford International plc 2006 Omnibus Incentive Plan (as Amended and Restated, conformed as of June 16, 2015).
*10.3	First Amendment to Weatherford International plc 2010 Omnibus Incentive Plan.	Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed April 29, 2015	File No. 1-36504
†*10.4	Form of Restricted Share Units Award Agreement (CIC - Officer) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan.
†*10.5	Form of Restricted Share Units Award Agreement (CIC - Director) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan.
†*10.6	Form of Performance Units Award Agreement (CIC) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan.
†*10.7	Form of Change of Control Agreement, entered into by Christina Ibrahim on May 4, 2015.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101
The following materials from Weatherford International plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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

Weatherford International plc

Date: July 24, 2015	By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2015	By:	/s/ Krishna Shivram
Krishna Shivram
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)