Form 10-Q
period 2015-09-30
Weatherford International plc
filed 2015-10-23
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 13, 2015, there were 779,042,745 shares of Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Nine Months Ended September 30, 2015

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2015	2014	2015	2014
Revenues:
Products	$848	$1,552	$2,779	$4,488
Services	1,389	2,325	4,642	6,696
Total Revenues	2,237	3,877	7,421	11,184

Costs and Expenses:
Cost of Products	842	1,260	2,547	3,425
Cost of Services	1,027	1,625	3,540	5,128
Research and Development	56	72	179	216
Selling, General and Administrative Attributable to Segments	291	418	993	1,228
Corporate General and Administrative	53	72	173	205
Long-Lived Assets Impairment and Other Related Charges	17	—	208	143
Goodwill and Equity Investment Impairment	—	(4)	20	121
Restructuring Charges	49	154	159	283
Litigation Charges	—	—	112	—
(Gain) Loss on Sale of Businesses, Net	—	(38)	2	(38)
Total Costs and Expenses	2,335	3,559	7,933	10,711

Operating Income (Loss)	(98)	318	(512)	473

Other Income (Expense):
Interest Expense, Net	(114)	(122)	(351)	(376)
Currency Devaluation and Related Charges	(26)	—	(68)	—
Other, Net	12	(9)	(17)	(37)

Income (Loss) Before Income Taxes	(226)	187	(948)	60
(Provision) Benefit for Income Taxes	65	(98)	197	(136)
Net Income (Loss)	(161)	89	(751)	(76)
Net Income Attributable to Noncontrolling Interests	9	12	26	33
Net Income (Loss) Attributable to Weatherford	$(170)	$77	$(777)	$(109)

Income (Loss) Per Share Attributable to Weatherford:
Basic	$(0.22)	$0.10	$(1.00)	$(0.14)
Diluted	$(0.22)	$0.10	$(1.00)	$(0.14)

Weighted Average Shares Outstanding:
Basic	779	777	778	776
Diluted	779	784	778	776

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net Income (Loss)	$(161)	$89	$(751)	$(76)
Other Comprehensive Loss, Net of Tax:
Currency Translation Adjustments	(359)	(207)	(589)	(243)
Defined Benefit Pension Activity	1	—	22	—
Other	1	—	1	—
Other Comprehensive Loss	(357)	(207)	(566)	(243)
Comprehensive Loss	(518)	(118)	(1,317)	(319)
Comprehensive Income Attributable to Noncontrolling Interests	9	12	26	33
Comprehensive Loss Attributable to Weatherford	$(527)	$(130)	$(1,343)	$(352)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and shares in millions, except par value)	2015	2014
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$519	$474
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $116 in 2015 and $108 in 2014	2,045	3,015
Inventories, Net	2,767	3,087
Deferred Tax Assets	291	303
Other Current Assets	893	1,065
Total Current Assets	6,515	7,944

Property, Plant and Equipment, Net of Accumulated Depreciation of $7,168 and $6,895	6,394	7,123
Goodwill	2,844	3,011
Other Intangible Assets, Net of Accumulated Amortization of $761 and $733	380	440
Equity Investments	83	106
Other Non-Current Assets	583	265
Total Assets	$16,799	$18,889

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,684	$727
Accounts Payable	1,015	1,736
Accrued Salaries and Benefits	409	425
Income Taxes Payable	132	230
Other Current Liabilities	785	909
Total Current Liabilities	4,025	4,027

Long-term Debt	6,020	6,798
Other Non-Current Liabilities	1,000	1,031
Total Liabilities	11,045	11,856

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 779 shares at September 30, 2015 and 774 shares at December 31, 2014	1	1
Capital in Excess of Par Value	5,480	5,411
Retained Earnings	1,650	2,427
Accumulated Other Comprehensive Loss	(1,447)	(881)
Weatherford Shareholders’ Equity	5,684	6,958
Noncontrolling Interests	70	75
Total Shareholders’ Equity	5,754	7,033
Total Liabilities and Shareholders’ Equity	$16,799	$18,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(751)	$(76)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	925	1,033
Employee Share-Based Compensation Expense	52	44
Long-Lived Assets Impairment	124	143
Restructuring and Other Asset Related Charges	146	138
Goodwill and Equity Investment Impairment	20	121
Deferred Income Tax Provision (Benefit)	(333)	31
Currency Devaluation and Related Charges	68	—
(Gain) Loss on Sale of Businesses, Net	2	(38)
Other, Net	103	(15)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	849	21
Inventories	160	(146)
Other Current Assets	127	(163)
Accounts Payable	(692)	(189)
Billings in Excess of Costs and Estimated Earnings	(1)	(127)
Other Current Liabilities	(199)	(315)
Other, Net	(217)	(83)
Net Cash Provided by Operating Activities	383	379

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(542)	(1,045)
Acquisitions of Businesses	(14)	17
Acquisition of Intellectual Property	(7)	(3)
Proceeds from Sale of Assets and Businesses, Net	29	781
Net Cash Used in Investing Activities	(534)	(250)

Cash Flows From Financing Activities:
Repayments of Long-term Debt, Net	(368)	(49)
Borrowings of Short-term Debt, Net	606	46
Proceeds from Sale of Executive Deferred Compensation Plan Treasury Shares	—	22
Other Financing Activities, Net	(7)	(12)
Net Cash Provided by Financing Activities	231	7
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(35)	11

Net Increase in Cash and Cash Equivalents	45	147
Cash and Cash Equivalents at Beginning of Period	474	435
Cash and Cash Equivalents at End of Period	$519	$582

Supplemental Cash Flow Information:
Interest Paid	$408	$436
Income Taxes Paid, Net of Refunds	$262	$291

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly our Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014. When referring to “Weatherford” and using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to uncollectible accounts receivable, lower of cost or market of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, foreign currency exchange rates, pension and post-retirement benefit plans, disputes, litigation, contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Change in Reportable Segments

During the first quarter of 2015, we changed our business structure to better align with management’s current view and future growth objectives. This change involved separating our Land Drilling Rigs business into a reportable segment resulting in a total of five reportable segments. We have recast prior periods to conform to the current business segment presentation. See “Note 15 – Segment Information” for additional information.

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

Currency Devaluation and Related Charges

The currency devaluation and related charges resulting from certain devaluations and depreciation were $26 million and $68 million for the three and nine months ended September 30, 2015, respectively, and are included in current earnings in the line captioned “Currency Devaluation and Related Charges” on the accompanying Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2015, currency devaluation and related charges reflect the impact of the 10% devaluation of the Angolan kwanza of $20 million and the depreciated Kazakhstani tenge of $6 million. The Kazakhstani tenge depreciated 31% after the Kazakhstan Central Bank abandoned its peg of the tenge to the U.S. dollar.

For the nine months ended September 30, 2015, currency devaluation and related charges reflect the impacts of the continued devaluation of the Angolan kwanza of $36 million, the recognized remeasurement charges of $26 million related to the Venezuelan bolivar and $6 million related to the depreciated Kazakhstani tenge. The Angolan kwanza charges reflect currency devaluations of approximately 11% in the second quarter and 10% in the third quarter of 2015. The Venezuelan bolivar charge reflects remeasurement charges when we began using the latest Venezuelan currency exchange system known as the “Marginal Currency System” or SIMADI. At September 30, 2015 our net monetary asset position denominated in Angolan kwanza was approximately $139 million. The net monetary positions denominated in Venezuelan bolivar and Kazakhstani tenge were not material.

2.  Business Combinations and Divestitures

Acquisitions

From time to time, we acquire assets and businesses we believe are important to our long-term strategy or dispose of assets and businesses that are no longer a strategic fit within our business. We did not complete any material acquisitions or divestitures during the nine months ended September 30, 2015.

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

In May 2012, we acquired a company that designs and produces well completion tools. Our purchase consideration included a contingent consideration arrangement valued at approximately $3 million at December 31, 2014. At September 30, 2015, the contingent consideration arrangement was valued at approximately $15 million and is expected to be settled in 2016.

Divestitures

In September 2014, we completed the sale of our pipeline and specialty services business. We received cash consideration of $246 million ($245 million, net of cash disposed) and recognized a gain of approximately $49 million.

In July 2014, we completed the sale of our land drilling and workover rig operations in Russia and Venezuela. We received cash consideration upon closing of $499 million ($486 million, net of cash disposed). As a result of our commitment to sell, we recognized a $143 million long-lived assets impairment loss and a $121 million goodwill impairment loss. Of the $121 million goodwill impairment, $95 million pertained to goodwill attributable to our divested land drilling and workover rig operations in Russia. See “Note 7 – Goodwill” regarding the impact of the 2014 goodwill impairment.

3. Restructuring Charges

In response to the significant decline in the price of crude oil and our anticipation of a lower level of exploration and production spending in 2015, we initiated a plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2015 Plan”) included a workforce reduction and other cost reduction measures initiated across our geographic regions. During 2015, we have increased the expected workforce reduction by 75% from the originally planned workforce reduction due to the continued weakness in the price and demand of crude oil, as well as lower than expected exploration and production spending in 2015.

In connection with the 2015 Plan, we recognized restructuring charges of $49 million and $159 million in the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2015, our restructuring charges include termination (severance) benefits of $40 million and $99 million, respectively, and other restructuring charges of $9 million and $60 million, respectively. Other restructuring charges for the nine months ended September 30, 2015 include asset write-offs of $23 million related to Yemen due to the political disruption and $28 million in other regions. Other restructuring charges also include exit costs, contract termination costs, relocation costs and other associated costs.

In the first quarter of 2014, we announced a cost reduction plan (the “2014 Plan”), which included a worldwide workforce reduction and other cost reduction measures. In the three and nine months ended September 30, 2014, the 2014 Plan restructuring charges include one-time termination (severance) benefits of $21 million and $119 million, asset impairment charges of $117 million and $138 million and other restructuring charges of $16 million and $26 million, respectively. Other restructuring charges include contract termination costs, relocation costs and other associated costs.

The following tables present the components of the 2015 Plan and the 2014 Plan restructuring charges by segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$4	$5	$9
MENA/Asia Pacific	3	2	5
Europe/SSA/Russia	9	2	11
Latin America	10	—	10
Subtotal	26	9	35
Land Drilling Rigs	6	—	6
Corporate and Research and Development	8	—	8
Total	$40	$9	$49

	Three Months Ended September 30, 2014
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2014 Plan	Charges	Charges	Other Charges
North America	$2	$14	$16
MENA/Asia Pacific	10	101	111
Europe/SSA/Russia	1	8	9
Latin America	7	6	13
Subtotal	20	129	149
Land Drilling Rigs	1	4	5
Corporate and Research and Development	—	—	—
Total	$21	$133	$154

	Nine Months Ended September 30, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$16	$22	$38
MENA/Asia Pacific	14	26	40
Europe/SSA/Russia	21	11	32
Latin America	25	1	26
Subtotal	76	60	136
Land Drilling Rigs	12	—	12
Corporate and Research and Development	11	—	11
Total	$99	$60	$159

	Nine Months Ended September 30, 2014
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2014 Plan	Charges	Charges	Other Charges
North America	$15	$29	$44
MENA/Asia Pacific	20	108	128
Europe/SSA/Russia	22	14	36
Latin America	29	7	36
Subtotal	86	158	244
Land Drilling Rigs	5	4	9
Corporate and Research and Development	28	2	30
Total	$119	$164	$283

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of both plans that will be paid pursuant to the respective arrangements and statutory requirements.

	At September 30, 2015
	2015 Plan		2014 Plan		Total Severance
		Other		Other	and Other
	Severance	Restructuring	Severance	Restructuring	Restructuring
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
North America	$1	$2	$—	$—	$3
MENA/Asia Pacific	4	—	1	5	10
Europe/SSA/Russia	8	2	—	1	11
Latin America	1	—	—	—	1
Subtotal	14	4	1	6	25
Land Drilling Rigs	—	—	—	—	—
Corporate and Research and Development	4	—	5	—	9
Total	$18	$4	$6	$6	$34

The following table presents the restructuring liability activity for the nine months ended September 30, 2015.

		Nine Months Ended September 30, 2015
(Dollars in millions)	Accrued Balance at December 31, 2014	Charges	Cash Payments	Other	Accrued Balance at September 30, 2015
2015 Plan:
Severance liability	$53	$99	$(132)	$(2)	$18
Other restructuring liability	—	9	(8)	3	4
2014 Plan:
Severance liability	14	—	(6)	(2)	6
Other restructuring liability	12	—	(4)	(2)	6
Total severance and other restructuring liability	$79	$108	$(150)	$(3)	$34

4.  Percentage-of-Completion Contracts

In the three and nine months ended September 30, 2015, we recognized estimated project losses of $44 million and $71 million, respectively, related to our long-term early production facility construction contract in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these projects were $450 million at September 30, 2015.

As of September 30, 2015, our percentage-of-completion project estimates include $144 million of claims revenue and $21 million of back charges. Our costs in excess of billings as of September 30, 2015 were $93 million and are included in the “Other Current Assets” line on the Consolidated Balance Sheet. We also have a variety of unapproved contract change orders or claims that are not included in our revenues as of September 30, 2015. The amounts associated with these contract change orders or claims are included in revenue only when they can be estimated reliably and their realization is reasonably assured.

In the three and nine months ended September 30, 2014, we recognized estimated project losses of $10 million and $38 million, respectively. Total estimated losses on these projects were $345 million at September 30, 2014. As of September 30, 2014, our percentage-of-completion project estimates include $27 million of claims revenue. Claims revenue of $6 million was recognized during the three months ended September 30, 2014 and $34 million of claims revenue was recognized during the nine months ended September 30, 2014.

5.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	September 30, 2015	December 31, 2014
Raw materials, components and supplies	$188	$194
Work in process	75	135
Finished goods	2,504	2,758
	$2,767	$3,087

6.  Long-lived Asset Impairments

In the third quarter of 2015, we did not recognize any long-lived asset impairments. During the second quarter of 2015, we recognized $124 million of long-lived asset impairment charges in our North America segment. Based on the following impairment indicators, we performed an analysis of our pressure pumping assets and recorded long-lived asset impairment charges to adjust the assets to fair value. Impairment indicators include: the continued weakness in crude oil prices contributed to lower exploration and production spending and a decline in the utilization of our pressure pumping assets. The decline in oil prices and its impact on demand represented a significant adverse change in the business climate and an indication that these long-lived assets may not be recoverable. See “Note 9 – Fair Value of Financial Instruments, Assets and Equity Investments” for additional information regarding the fair value determination.

In the second quarter of 2015, we prepared an analysis to determine the fair value of our equity investments in less than majority owned entities. Upon completion of this valuation, we determined that the fair value attributable to an equity investment was significantly below its carrying value. We assessed this decline in value as other than temporary and recognized an impairment loss of $20 million in the second quarter of 2015. See “Note 9 – Fair Value of Financial Instruments, Assets and Equity Investments” for additional information regarding the fair value determination.

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

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2015 were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Land Drilling Rigs	Total
Balance at December 31, 2014	$1,896	$195	$623	$297	$—	$3,011
Acquisitions	2	—	—	—	—	2
Purchase price and other adjustments	—	1	—	—	—	1
Foreign currency translation adjustments	(118)	(8)	(33)	(11)	—	(170)
Balance at September 30, 2015	$1,780	$188	$590	$286	$—	$2,844

8.  Short-term Borrowings and Current Portion of Long-term Debt

(Dollars in millions)	September 30, 2015	December 31, 2014
Commercial paper program	$509	$245
Revolving credit agreement	530	—
364-day term loan facility	—	175
Other short-term bank loans	241	257
Total short-term borrowings	1,280	677
Current portion of long-term debt	404	50
Short-term borrowings and current portion of long-term debt	$1,684	$727

Revolving Credit Agreement

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) that matures on July 13, 2017. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60% and we were in compliance with this covenant at September 30, 2015. At September 30, 2015, we had $1.2 billion available under the Credit Agreement, and there were $16 million in outstanding letters of credit in addition to the commercial paper and borrowings under the Credit Agreement.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At September 30, 2015, we had $241 million in short-term borrowings under these arrangements, including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016 (with respect to $150 million) and June 20, 2016 (with respect to the remaining $30 million), with a LIBOR-based weighted average interest rate of 1.86% as of September 30, 2015. In addition, we had $552 million of letters of credit under various uncommitted facilities and $157 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at September 30, 2015.

The current portion of long-term debt at September 30, 2015 is primarily related to our 5.5% senior notes maturing February 2016 and our capital leases.

On April 9, 2015, we repaid the remaining balance of $175 million of our 364-day term loan facility. In the three and nine months ended September 30, 2015, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes, 6.5% senior notes, 6.75% senior notes and 7.00% senior notes with a total book value of $236 million and $396 million, respectively. We recognized a cumulative gain of approximately $35 million and $47 million, respectively, on these transactions in the line captioned “Other, Net” on the accompanying Consolidated Statements of Operations.

9.  Fair Value of Financial Instruments, Assets and Equity Investments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Other than the derivative instruments discussed in “Note 10 – Derivative Instruments,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

Fair Value of Other Financial Instruments

Our other financial instruments include short-term borrowings and long-term debt. The carrying value of our commercial paper and other short-term borrowings approximates their fair value due to the short-term duration of the associated interest rate periods. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will generally exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued and will generally be less than the carrying value when the market rate is greater than interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets.

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	September 30, 2015	December 31, 2014
Fair value	$5,675	$6,733
Carrying value	6,259	6,660

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

10.  Derivative Instruments

From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates, and we may employ interest rate swaps as a tool to achieve that goal. We enter into foreign currency forward contracts and cross-currency swap contracts to economically hedge our exposure to fluctuations in various foreign currencies. The major risks from derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates, changes in foreign exchange rates and the creditworthiness of the counterparties in such transactions.

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

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. The interest rate swap is recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt is also adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on the fixed-rate debt is amortized to interest expense over the remaining term of the debt. As of September 30, 2015, we had net unamortized premiums of $26 million associated with interest rate swap terminations. These premiums are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense which are included in the line captioned “Interest Expense, Net” on the accompanying Condensed Consolidated Statements of Operations.

Foreign Currency Derivative Instruments

At September 30, 2015 and December 31, 2014, we had outstanding foreign currency forward contracts with notional amounts aggregating to $1.4 billion and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency forward contracts and cross-currency swaps are not designated as hedges, and the changes in fair value of the contracts are recorded each period in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

The total estimated fair values of these foreign currency forward contracts and amounts receivable or owed associated with closed foreign currency contracts and the total estimated fair values of our cross-currency contracts are as follows:

(Dollars in millions)	September 30, 2015	December 31, 2014	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$9	$12	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(26)	(17)	Other Current Liabilities
Cross-currency swap contracts	—	(5)	Other Liabilities

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Condensed Consolidated Statements of Operations was as follows:

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014	Classification
Derivatives not designated as hedges:
Foreign currency forward contracts	(32)	(5)	(88)	(12)	Other, Net
Cross-currency swap contracts	—	6	13	7	Other, Net

11. Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change, affecting the tax expense for both successive interim results as well as the annual tax results. For the three and nine months ended September 30, 2015, we had a $65 million and $197 million tax benefit, respectively, on a loss before income taxes of $226 million and $948 million, respectively. Our results for the three months ended September 30, 2015, includes $49 million of restructuring charges, $44 million of project losses and $26 million of currency devaluation and related losses related to the Angolan kwanza and Kazakhstani tenge with no significant tax benefit. Our results for the nine months ended September 30, 2015, includes $159 million of restructuring charges, $112 million of litigation settlements, $71 million of project losses, $68 million of currency devaluation and related losses and $20 million of equity investment impairment, all with no significant tax benefit.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $11 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the three and nine months ended September 30, 2014, we had a tax provision of $98 million and $136 million on an income before income taxes of $187 million and $60 million, respectively. Our results for the three months ended September 30, 2014 were impacted by discrete income before tax items, including restructuring charges of approximately $154 million, with no significant tax benefit. Our results for the nine months ended September 30, 2014, included a $143 million impairment loss ($121 million, net of tax) to record the land drilling and workover rig operations in Russia and Venezuela at fair value and a $121 million impairment charge to goodwill triggered by the planned sale of our land drilling and workover rig operations in Russia and Venezuela, which was non-deductible for income tax purposes. Our results for the nine months ended September 30, 2014 were also impacted by discrete income before tax items, including restructuring charges of $283 million and project losses of $50 million, with no significant tax benefit.

12.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the nine months ended September 30, 2015 and 2014:

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2013	$775	$4,600	$3,011	$(187)	$(37)	$41	$8,203
Net Income (Loss)	—	—	(109)	—	—	33	(76)
Other Comprehensive Loss	—	—	—	(243)	—	—	(243)
Consolidation of Joint Venture	—	—	—	—	—	27	27
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(22)	(22)
Change in Common Shares, Treasury Shares and Paid in Capital Associated with Redomestication	(778)	750	—	—	39	—	11
Equity Awards Granted, Vested and Exercised	4	40	—	—	(2)	—	42
Balance at September 30, 2014	$1	$5,390	$2,902	$(430)	$—	$79	$7,942

Balance at December 31, 2014	$1	$5,411	$2,427	$(881)	$—	$75	$7,033
Net Income (Loss)	—	—	(777)	—	—	26	(751)
Other Comprehensive Loss	—	—	—	(566)	—	—	(566)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(31)	(31)
Equity Awards Granted, Vested and Exercised	—	69	—	—	—	—	69
Balance at September 30, 2015	$1	$5,480	$1,650	$(1,447)	$—	$70	$5,754

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2015 and 2014:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2013	$(140)	$(38)	$(9)	$(187)

Other comprehensive loss	(333)	—	—	(333)
Reclassifications	90	—	—	90
Net activity	(243)	—	—	(243)

Balance at September 30, 2014	$(383)	$(38)	$(9)	$(430)

Balance at December 31, 2014	$(813)	$(57)	$(11)	$(881)

Other comprehensive income (loss) before reclassifications	(589)	20	—	(569)
Reclassifications	—	2	1	3
Net activity	(589)	22	1	(566)

Balance at September 30, 2015	$(1,402)	$(35)	$(10)	$(1,447)

The other comprehensive income before reclassifications from the defined benefit pension component of other comprehensive income for the nine months ended September 30, 2015 relates to the conversion of one of our international pension plans from a defined benefit plan to a defined contribution plan. In addition, other comprehensive income reflects the reclassification of our deferred loss on derivatives related to the early redemption of our senior notes.

The reclassification from the currency translation adjustment component of other comprehensive income includes $90 million for the nine months ended September 30, 2014 from the sale of our land drilling and workover rig operations in Russia and Venezuela and pipeline and specialty services business. This amount was recognized in the “(Gain) Loss on Sale of Businesses, Net” line in our Condensed Consolidated Statement of Operations.

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

The following discloses basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2015	2014	2015	2014
Basic weighted average shares outstanding	779	777	778	776
Dilutive effect of:
Stock options, restricted shares and performance units	—	7	—	—
Diluted weighted average shares outstanding	779	784	778	776

Our diluted weighted average shares outstanding for the three months ended September 30, 2014 exclude potential shares that are anti-dilutive, such as options where the exercise price exceeds the current market price of our stock. Diluted weighted average shares outstanding for the three and nine months ended September 30, 2015 and nine months ended September 30, 2014 exclude potential shares for stock options, restricted shares and performance units outstanding as we have net losses for that period and their inclusion would be anti-dilutive.

The following table discloses the number of anti-dilutive shares excluded:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2015	2014	2015	2014
Anti-dilutive potential shares due to net loss	3	—	3	6

14. Share-Based Compensation

We recognized the following employee share-based compensation expense during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Share-based compensation	$18	$13	$52	$44
Related tax benefit	3	3	10	9

During the nine months ended September 30, 2015, we granted approximately 1.6 million performance units, which will vest with continued employment, if the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $10.45 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a risk-free rate of 0.51%, volatility of 46.1% and a zero dividend yield. As of September 30, 2015, there was $16 million of unrecognized compensation related to our performance units. This cost is expected to be recognized over a weighted average period of 2 years.

During the nine months ended September 30, 2015, we also granted 6.8 million restricted shares at a weighted average grant date fair value of $12.73 per share. As of September 30, 2015, there was $104 million of unrecognized compensation related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of 2 years.

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

Certain leased equipment of our Land Drilling Rigs and North America pressure pumping business includes contractual residual value guarantees at September 30, 2015. We maintain a liability of $80 million related to these guarantees which is recorded as “Other Non-Current Liabilities” on our Condensed Consolidated Balance Sheets. Certain of our supply agreements contain minimum purchase commitments and we maintain a liability at September 30, 2015, of $78 million, of which $65 million is recorded as “Other Current Liabilities” and $13 million as “Other Non-Current Liabilities” on our Condensed Consolidated Balance Sheets.

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Form 10-K.

	Three Months Ended September 30, 2015
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$824	$(54)	$87
MENA/Asia Pacific	445	2	62
Europe/SSA/Russia	361	43	52
Latin America	421	73	63
Subtotal	2,051	64	264
Land Drilling Rigs	186	16	28
	2,237	80	292
Corporate and Research and Development		(101)	6
Long-Lived Assets Impairment and Other Related Charges (a)		(17)
Restructuring Charges (b)		(49)
Other Items (c)		(11)
Total	$2,237	$(98)	$298

(a)	For the three months ended September 30, 2015 includes pressure pumping business related charges of $15 million and supply agreement charges related to a non-core business divestiture of $2 million.

(b)
For the three months ended September 30, 2015, we recognized restructuring charges of $49 million: $9 million in North America, $5 million in MENA/Asia Pacific, $11 million in Europe/SSA/Russia, $10 million in Latin America, $6 million in Land Drilling Rigs and $8 million in Corporate and Research and Development.

(c)	The three months ended September 30, 2015 includes professional and other fees of $7 million, facility closure fees of $2 million, and divestiture related charges of $2 million.

	Three Months Ended September 30, 2014
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$1,814	$288	$108
MENA/Asia Pacific	633	66	67
Europe/SSA/Russia	555	118	52
Latin America	591	96	57
Subtotal	3,593	568	284
Land Drilling Rigs	284	7	37
	3,877	575	321
Corporate and Research and Development		(117)	6
Goodwill Impairment		4
Restructuring Charges (d)		(154)
Gain on Sale of Business, Net		38
Other Items (e)		(28)
Total	$3,877	$318	$327

(d)
For the three months ended September 30, 2014, we recognized restructuring charges of $154 million: $16 million in North America, $111 million in MENA/Asia Pacific, $9 million in Europe/SSA/Russia, $13 million in Latin America and $5 million in Land Drilling Rigs.

(e)
The three months ended September 30, 2014 includes professional fees related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations and other charges.

	Nine Months Ended September 30, 2015
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$2,795	$(156)	$289
MENA/Asia Pacific	1,494	45	193
Europe/SSA/Russia	1,196	179	155
Latin America	1,370	247	186
Subtotal	6,855	315	823
Land Drilling Rigs	566	30	84
	7,421	345	907
Corporate and Research and Development		(326)	18
Long-Lived Assets Impairment and Other Related Charges (a)		(208)
Equity Investment Impairment		(20)
Restructuring Charges (b)		(159)
Litigation Charges		(112)
Loss on Sale of Businesses, Net		(2)
Other Items (c)		(30)
Total	$7,421	$(512)	$925

(a)
The nine months ended September 30, 2015 includes asset impairment charges of $124 million, pressure pumping business related charges of $52 million and supply agreement charges related to a non-core business divestiture of $32 million.

(b)
For the nine months ended September 30, 2015, we recognized restructuring charges of $159 million: $38 million in North America, $40 million in MENA/Asia Pacific, $32 million in Europe/SSA/Russia, $26 million in Latin America, $12 million in Land Drilling Rigs and $11 million in Corporate and Research and Development.

(c)	The nine months ended September 30, 2015 includes professional and other fees of $18 million, facility closure fees of $5 million, and divestiture related charges of $7 million.

	Nine Months Ended September 30, 2014
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$5,083	$728	$322
MENA/Asia Pacific	1,831	132	210
Europe/SSA/Russia	1,632	301	163
Latin America	1,618	262	176
Subtotal	10,164	1,423	871
Land Drilling Rigs	1,020	(16)	145
	11,184	1,407	1,016
Corporate and Research and Development		(353)	17
Long-Lived Assets Impairment		(143)
Goodwill Impairment		(121)
Restructuring Charges (d)		(283)
Gain on Sale of Business, Net		38
Other Items (e)		(72)
Total	$11,184	$473	$1,033

(d)
For the nine months ended September 30, 2014, we recognized restructuring charges of $283 million: $44 million in North America, $128 million in MENA/Asia Pacific, $36 million in Europe/SSA/Russia, $36 million in Latin America, $9 million in Land Drilling Rigs and $30 million in Corporate and Research and Development.

(e)
The nine months ended September 30, 2014 includes professional fees of $64 million related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations, the remediation of our material weakness related to income taxes and our 2014 redomestication from Switzerland to Ireland and other charges of $8 million.

16. Disputes, Litigation and Contingencies

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the FCPA and trade sanctions related to the U.S. government investigations disclosed in our U.S. Securities and Exchange Commission (the “SEC”) filings since 2007. Those shareholder derivative cases, captioned Neff v. Brady, et al., No. 201040764, Rosner v. Brady, et al., No. 201047343, and Hess v. Duroc-Danner, et al., No. 201040765, were filed in Harris County, Texas state court and consolidated (collectively referred to as the “Neff Case”). In 2014, one of the three cases, Hess v. Duroc-Danner, et al., No. 201040765, was voluntarily dismissed from the Neff Case. Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 201420933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss was granted May 15, 2015 and an appeal was filed on June 15, 2015.

We cannot reliably predict the outcome of the appeal including the amount of any possible loss. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material.

On June 30, 2015, we signed a stipulation to settle a purported securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK for $120 million. The case had been filed in the federal court in the Southern District of New York in March 2012, and alleged that we and certain current and former officers of Weatherford violated the federal securities laws in connection with the restatements of our historical financial statements. The settlement amount was paid into escrow in August 2015. The settlement is subject to notice to the class and court approval. A final hearing will be held November 3, 2015.

We signed a stipulation of settlement in June 2014 to resolve two shareholder derivative actions related to the Company’s restatement of its financial statements and material weakness in internal controls over financial reporting for income taxes. On June 24, 2015, the U.S. District Court for the Southern District of New York approved the settlement and entered final judgment in one of the two cases, Wandel v. Duroc-Danner, et al., No. 1:12-cv-01305-LAK (SDNY). By agreement with the plaintiffs, a substantially identical shareholder derivative case, Iron Workers Mid-South Pension Fund v. Duroc-Danner, et al., No. 201119822, pending in Harris County, Texas state court was voluntarily dismissed with prejudice. The two cases, purportedly brought on behalf of the Company against certain current and former officers and directors, alleged breaches of duty related to our material weakness and restatements. The settlement included an agreed upon set of revised corporate procedures, no monetary payment by the defendants, and an award of attorneys’ fees for the plaintiff’s counsel, which we paid in July 2015. There was no admission of liability or fault by any party in connection with the settlement.

On January 30, 2015, the U.S. District Court for the Southern District of New York approved the settlement of a purported shareholder class action captioned Dobina v. Weatherford International Ltd., et al., No. 1:11-cv-01646-LAK (SDNY), for $53 million. The action named Weatherford and certain current and former officers as defendants. It alleged violation of the federal securities laws in connection with the material weakness in our internal controls over financial reporting for income taxes, and restatement of our historical financial statements announced in March 2011. The settlement was entirely funded by our insurers.

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

The $253 million payable by us and our subsidiaries was paid in January and February 2014 pursuant to the terms of the settlement agreements. These agreements include a requirement to retain, for a period of at least 18 months, an independent monitor responsible for assessing our compliance with the terms of the agreement so as to address and reduce the risk of recurrence of alleged misconduct, after which we would continue to evaluate our own compliance program and make periodic reports to the DOJ and SEC and maintain agreed upon compliance monitoring and reporting systems. In April 2014, the independent monitor was retained and the compliance assessment period began. These agreements also require us to retain an independent third party to retroactively audit our compliance with U.S. export control laws for the years 2012, 2013 and 2014. This audit is on-going.

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

17. New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new standard will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact that this new standard will have on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively.  Early adoption is permitted.  We are evaluating the impact that this new standard will have on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which addresses the accounting for fees paid in a cloud computing arrangement and provides guidance for determining whether a cloud computing arrangement includes a software license. The new standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new standard on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact this standard will have on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09. Revenue from Contracts with Customers, which will require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. ASU 2014-09 permits either a retrospective application or a cumulative effect transition method. We have not yet selected the application date or a transition method, and we are currently evaluating the impact the adoption of this standard would have on our Consolidated Financial Statements.

18. Condensed Consolidating Financial Statements

Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, a Swiss tax resident, and the ultimate parent of the Weatherford group, guarantees the obligations of its subsidiaries – Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2015 and December 31, 2014: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2015 and December 31, 2014: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended September 30, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,237	$—	$2,237
Costs and Expenses	(4)	(1)	1	(2,331)	—	(2,335)
Operating Income (Loss)	(4)	(1)	1	(94)	—	(98)

Other Income (Expense):
Interest Expense, Net	—	(98)	(14)	(2)	—	(114)
Intercompany Charges, Net	(13)	(6)	(63)	82	—	—
Equity in Subsidiary Income	(153)	(1,195)	(1,371)	—	2,719	—
Other, Net	—	41	(1)	(54)	—	(14)
Income (Loss) Before Income Taxes	(170)	(1,259)	(1,448)	(68)	2,719	(226)
(Provision) Benefit for Income Taxes	—	—	26	39	—	65
Net Income (Loss)	(170)	(1,259)	(1,422)	(29)	2,719	(161)
Noncontrolling Interests	—	—	—	9	—	9
Net Income (Loss) Attributable to Weatherford	$(170)	$(1,259)	$(1,422)	$(38)	$2,719	$(170)
Comprehensive Income (Loss) Attributable to Weatherford	$(527)	$(1,352)	$(1,449)	$(397)	$3,198	$(527)

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Nine Months Ended September 30, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$7,421	$—	$7,421
Costs and Expenses	(111)	(5)	1	(7,818)	—	(7,933)
Operating Income (Loss)	(111)	(5)	1	(397)	—	(512)

Other Income (Expense):
Interest Expense, Net	—	(300)	(42)	(9)	—	(351)
Intercompany Charges, Net	(39)	(49)	(131)	219	—	—
Equity in Subsidiary Income	(627)	(754)	(522)	—	1,903	—
Other, Net	—	22	(1)	(106)	—	(85)
Income (Loss) Before Income Taxes	(777)	(1,086)	(695)	(293)	1,903	(948)
(Provision) Benefit for Income Taxes	—	—	60	137	—	197
Net Income (Loss)	(777)	(1,086)	(635)	(156)	1,903	(751)
Noncontrolling Interests	—	—	—	26	—	26
Net Income (Loss) Attributable to Weatherford	$(777)	$(1,086)	$(635)	$(182)	$1,903	$(777)
Comprehensive Income (Loss) Attributable to Weatherford	$(1,343)	$(1,245)	$(675)	$(749)	$2,669	$(1,343)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Nine Months Ended September 30, 2014
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$11,184	$—	$11,184
Costs and Expenses	(34)	(1)	(1)	(10,675)	—	(10,711)
Operating Income (Loss)	(34)	(1)	(1)	509	—	473

Other Income (Expense):
Interest Expense, Net	—	(317)	(43)	(16)	—	(376)
Intercompany Charges, Net	(43)	7,331	(105)	(9,003)	1,820	—
Equity in Subsidiary Income	(32)	130	265	(1)	(362)	—
Other, Net	—	—	(1)	(36)	—	(37)
Income (Loss) Before Income Taxes	(109)	7,143	115	(8,547)	1,458	60
(Provision) Benefit for Income Taxes	—	—	52	(188)	—	(136)
Net Income (Loss)	(109)	7,143	167	(8,735)	1,458	(76)
Noncontrolling Interests	—	—	—	33	—	33
Net Income (Loss) Attributable to Weatherford	$(109)	$7,143	$167	$(8,768)	$1,458	$(109)
Comprehensive Income (Loss) Attributable to Weatherford	$(352)	$7,162	$215	$(8,831)	$1,454	$(352)

Condensed Consolidating Balance Sheet
September 30, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$1	$22	$496	$—	$519
Other Current Assets	5	—	521	6,055	(585)	5,996
Total Current Assets	5	1	543	6,551	(585)	6,515

Equity Investments in Affiliates	7,520	9,808	9,158	3,902	(30,388)	—
Intercompany Receivables, Net	—	—	—	10,629	(10,629)	—
Other Assets	3	30	77	10,174	—	10,284
Total Assets	$7,528	$9,839	$9,778	$31,256	$(41,602)	$16,799

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,599	$6	$79	$—	$1,684
Accounts Payable and Other Current Liabilities	16	185	—	2,725	(585)	2,341
Total Current Liabilities	16	1,784	6	2,804	(585)	4,025

Long-term Debt	—	5,001	906	113	—	6,020
Intercompany Payables, Net	1,814	6,086	2,729	—	(10,629)	—
Other Long-term Liabilities	14	77	11	898	—	1,000
Total Liabilities	1,844	12,948	3,652	3,815	(11,214)	11,045

Weatherford Shareholders’ Equity	5,684	(3,109)	6,126	27,371	(30,388)	5,684
Noncontrolling Interests	—	—	—	70	—	70
Total Liabilities and Shareholders’ Equity	$7,528	$9,839	$9,778	$31,256	$(41,602)	$16,799

Condensed Consolidating Balance Sheet
December 31, 2014

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$1	$—	$22	$451	$—	$474
Other Current Assets	4	12	544	7,524	(614)	7,470
Total Current Assets	5	12	566	7,975	(614)	7,944

Equity Investments in Affiliates	8,662	10,490	9,730	3,974	(32,856)	—
Intercompany Receivables, Net	—	—	—	10,490	(10,490)	—
Other Assets	5	35	16	10,889	—	10,945
Total Assets	$8,672	$10,537	$10,312	$33,328	$(43,960)	$18,889

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$618	$6	$103	$—	$727
Accounts Payable and Other Current Liabilities	43	256	—	3,615	(614)	3,300
Total Current Liabilities	43	874	6	3,718	(614)	4,027

Long-term Debt	—	5,749	911	137	1	6,798
Intercompany Payables, Net	1,666	6,202	2,622	—	(10,490)	—
Other Long-term Liabilities	5	82	5	939	—	1,031
Total Liabilities	1,714	12,907	3,544	4,794	(11,103)	11,856

Weatherford Shareholders’ Equity	6,958	(2,370)	6,768	28,459	(32,857)	6,958
Noncontrolling Interests	—	—	—	75	—	75
Total Liabilities and Shareholders’ Equity	$8,672	$10,537	$10,312	$33,328	$(43,960)	$18,889

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(777)	$(1,086)	$(635)	$(156)	$1,903	$(751)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	39	49	131	(219)	—	—
Equity in (Earnings) Loss of Affiliates	627	754	522	—	(1,903)	—
Deferred Income Tax Provision (Benefit)	—	—	(60)	(273)	—	(333)
Other Adjustments	(21)	15	41	1,432	—	1,467
Net Cash Provided (Used) by Operating Activities	(132)	(268)	(1)	784	—	383
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(542)	—	(542)
Acquisitions of Businesses	—	—	—	(14)	—	(14)
Acquisition of Intellectual Property	—	—	—	(7)	—	(7)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	29	—	29
Net Cash Provided (Used) by Investing Activities	—	—	—	(534)	—	(534)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	631	—	(25)	—	606
Borrowings (Repayments) Long-term Debt, Net	—	(346)	(2)	(20)	—	(368)
Borrowings (Repayments) Between Subsidiaries, Net	131	(16)	3	(118)	—	—
Other, Net	—	—	—	(7)	—	(7)
Net Cash Provided (Used) by Financing Activities	131	269	1	(170)	—	231
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(35)	—	(35)
Net Increase in Cash and Cash Equivalents	(1)	1	—	45	—	45
Cash and Cash Equivalents at Beginning of Period	1	—	22	451	—	474
Cash and Cash Equivalents at End of Period	$—	$1	$22	$496	$—	$519

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(109)	$7,143	$167	$(8,735)	$1,458	$(76)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	43	(7,331)	105	9,003	(1,820)	—
Equity in (Earnings) Loss of Affiliates	32	(130)	(265)	1	362	—
Deferred Income Tax Provision (Benefit)	—	—	—	31	—	31
Other Adjustments	3	(65)	23	463	—	424
Net Cash Provided (Used) by Operating Activities	(31)	(383)	30	763	—	379
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,045)	—	(1,045)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	17	—	17
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	781	—	781
Net Cash Provided (Used) by Investing Activities	—	—	—	(250)	—	(250)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	140	—	(94)	—	46
Borrowings (Repayments) Long-term Debt, Net	—	—	(16)	(33)	—	(49)
Borrowings (Repayments) Between Subsidiaries, Net	31	246	8	(285)	—	—
Proceeds from Capital Contributions	—	—	—	22	—	22
Other, Net	—	—	—	(12)	—	(12)
Net Cash Provided (Used) by Financing Activities	31	386	(8)	(402)	—	7
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	11	—	11
Net Increase in Cash and Cash Equivalents	—	3	22	122	—	147
Cash and Cash Equivalents at Beginning of Period	—	—	—	435	—	435
Cash and Cash Equivalents at End of Period	$—	$3	$22	$557	$—	$582

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

Overview

Change in Reportable Segments

In the first quarter of 2015, we changed our business structure to better align with management’s current view and future growth objectives. This change involved separating our Land Drilling Rigs business into a reportable segment resulting in a total of five reportable segments which are North America, MENA/Asia Pacific, Europe/SSA/Russia, Latin America and Land Drilling Rigs. We have recast prior periods to conform to the current business segment presentation. See “Note 15 – Segment Information” for additional information.

General

We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis, and we report these regions as separate, distinct reporting segments mentioned previously.

We principally provide products, equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our product service line groups: (1) Formation Evaluation and Well Construction, (2) Completion and Production, and (3) Land Drilling Rigs, which together comprise a total of 14 service lines.

•
Formation Evaluation and Well Construction service line group includes Managed-Pressure Drilling, Drilling Services,Tubular Running Services, Drilling Tools, Wireline Services, Testing and Production Services, Re-entry and Fishing, Cementing, Liner Systems, Integrated Laboratory Services and Surface Logging.

•	Completion and Production service line group includes Artificial Lift Systems, Stimulation and Completion Systems.

•	Land Drilling Rigs encompasses our land drilling rigs business, including the products and services ancillary thereto.

We may sell our products and services separately or may bundle them together to provide integrated solutions, up to and including integrated well construction where we are responsible for the entire process of drilling, constructing and completing a well. Our customers include both exploration and production companies and other oilfield service companies. Depending on the service line, customer and location, our contracts vary in their terms, provisions and indemnities. We earn revenues under our contracts when products are delivered and services are performed. Typically, we provide products and services at a well site where our personnel and equipment may be located together with personnel and equipment of our customer and third parties, such as other service providers. Our services are usually short-term in nature, day-rate based, and cancellable should our customer wish to alter the scope of work. Consequently, our backlog of firm orders is not material to the Company.

Divestitures

Throughout 2014, we successfully sold several of our non-core businesses and investments. We received cash proceeds totaling over $1.7 billion from these dispositions and used $1.2 billion of the proceeds to reduce debt. For the year ended December 31, 2014, we recognized a gain on these dispositions of $349 million.

Long-lived Asset Impairments and Other Related Charges

In 2015, the continued weakness in crude oil prices contributed to lower exploration and production spending and a decline in the utilization of our pressure pumping assets. Based on these impairment indicators, we performed an analysis of our pressure pumping business and recorded charges of $176 million in the nine months ended September 30, 2015, including long-lived assets impairment charges of $124 million to adjust the assets to fair value in our North America segment and $52 million of other pressure pumping business related charges. In the three and nine months ended September 30, 2015, we also incurred supply agreement charges of $2 million and $32 million, respectively, related to the divestiture of a non-core business. In connection with our long-lived asset impairment in the second quarter of 2015, we prepared an analysis to determine the fair value of our equity investments in less than majority owned entities. We assessed these declines in value as other than temporary and recognized an impairment loss of $20 million during the second quarter of 2015. In July 2014, we completed the sale of our rig operations in Russia and Venezuela. As a result of our commitment to sell, we recorded a $143 million long-lived assets impairment charge. See “Note 6 – Long-Lived Asset Impairments” for additional information.

Litigation Settlement

On June 30, 2015, we settled a purported securities class action for $120 million in exchange for the dismissal with prejudice of the litigation and the unconditional release of all claims captioned Freedman v. Weatherford International Ltd., et al., that was filed in the Southern District of New York against us and certain current and former officers in March 2012. The settlement agreement was subject to notice to the class, approval by the U.S. District Court for the Southern District of New York and other conditions and was paid in August 2015. See “Note 16 – Disputes, Litigation and Contingencies” for additional information.

Industry Trends

The level of spending in the energy industry is heavily influenced by changes in the current and expected future prices of oil and natural gas. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for exploration and production of oil and natural gas reserves. The following chart sets forth certain statistics that reflect historical market conditions:

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
September 30, 2015	$45.09	$2.52	1,055	1,132
December 31, 2014	53.27	2.90	2,294	1,315
September 30, 2014	91.16	4.12	2,302	1,348

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count for the period indicated – Source: Baker Hughes Rig Count

During the first nine months of 2015, oil prices ranged from a high of $61.82 per barrel in mid-June to a low of $38.24 per barrel in mid-August. Natural gas ranged from a high of $3.21 MM/BTU in mid-January to a low of $2.51 MM/BTU in mid-April. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

Outlook

We entered into 2015 challenged by the recent steep decline in oil prices. This decline has materially reduced capital spending by our customers which has reduced our revenue, both through lower activity levels and pricing. Our response to this environment will be to continue to focus on developing our core businesses while rationalizing our cost base and improving cash flow. In the fourth quarter of 2014, responsive to these changing market conditions, we commenced a reduction in force exercise initially targeting 8,000 positions. During 2015, we increased the expected reduction by 75% due to the continued weakness in the price of crude oil, further reductions in activity from our customers and lower than expected exploration and production spending.

In the first half of 2015, we increased the targeted workforce reduction to 11,000 and then again in the third quarter of 2015 to a target of 14,000 with an increased focus on support functions. We completed the previously announced targeted headcount reduction of 11,000 as of September 30, 2015 and expect a realized annualized savings of $803 million from this cost reduction initiative.

We have also closed over 60 operating facilities across North America through the first half of 2015. In the third quarter, we have closed over 10 additional facilities and expect to close an additional 20 by the end of the year. In addition to our headcount and operating facility reductions, we have closed five of our planned manufacturing and service facilities during the year. We will close the sixth manufacturing and service facility by the end of 2015 with additional closures in early 2016.

In the nine months ended September 30, 2015, North America continued to be severely impacted by both lower volume and pricing pressure as our customers reduced spending due to the decline in commodity prices. For the remainder of the year, we expect North America to continue to be impacted by the curtailment of activity and show further reductions, which will be partially offset by our efforts to rationalize our cost structure. Internationally, we expect Latin America and Sub-Sahara Africa to show further reductions over the remainder of the year while the Middle East/North Africa and Russia are expected to show continued resilient year-on-year performance through the 2015 market decline with the fourth quarter remaining relatively flat compared to the third quarter.

Over the longer term, we believe the outlook for our core businesses is favorable. As well production decline rates accelerate and reservoir productivity complexities increase, our clients will continue to face challenges associated with decreasing the cost of extraction activities and securing desired rates of production. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency which in turn increases demand for our products and services. These factors provide us with a positive outlook for our core businesses over the longer term. However, the level of improvement in our core businesses in the future will depend heavily on pricing, volume of work and our ability to offer solutions to more efficiently extract hydrocarbons, control costs and penetrate new and existing markets with our newly developed technologies.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and objectives. It is also our intention to divest our remaining land drilling rigs. Upon completion, the cash proceeds from any divestitures are expected to be used to repay or repurchase debt. Debt reduction from divestiture proceeds, working capital or other sources may include the repurchase of our outstanding senior notes prior to their maturity in the open market, either through a privately negotiated transaction or otherwise.

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
(Dollars and shares in millions, except per share data)	2015	2014	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$824	$1,814	$(990)	(55)%
MENA/Asia Pacific	445	633	(188)	(30)%
Europe/SSA/Russia	361	555	(194)	(35)%
Latin America	421	591	(170)	(29)%
Subtotal	2,051	3,593	(1,542)	(43)%
Land Drilling Rigs	186	284	(98)	(35)%
Total Revenues	2,237	3,877	(1,640)	(42)%

Operating Income (Expense):
North America	(54)	288	(342)	(119)%
MENA/Asia Pacific	2	66	(64)	(97)%
Europe/SSA/Russia	43	118	(75)	(64)%
Latin America	73	96	(23)	(24)%
Subtotal	64	568	(504)	(89)%
Land Drilling Rigs	16	7	9	129%
Total Segment Operating Income	80	575	(495)	(86)%
Research and Development	(56)	(72)	16	22%
Corporate Expenses	(45)	(45)	—	—%
Long-Lived Assets Impairment and Other Related Charges	(17)	—	(17)	—%
Goodwill and Equity Investment Impairment	—	4	(4)	(100)%
Restructuring Charges	(49)	(154)	105	68%
Gain on Sale of Businesses, Net	—	38	(38)	(100)%
Other Items	(11)	(28)	17	61%
Total Operating Income	(98)	318	(416)	(131)%

Interest Expense, Net	(114)	(122)	8	7%
Currency Devaluation and Related Charges	(26)	—	(26)	—%
Other, Net	12	(9)	21	233%
Income Tax Benefit (Provision)	65	(98)	163	166%
Net Loss per Diluted Share	$(0.22)	$0.10	$(0.32)	(320)%
Weighted Average Diluted Shares Outstanding	779	784	5	1%
Depreciation and Amortization	$298	$327	$29	9%

The following table contains selected financial data comparing our consolidated and segment results from operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(Dollars and shares in millions, except per share data)	2015	2014	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$2,795	$5,083	$(2,288)	(45)%
MENA/Asia Pacific	1,494	1,831	(337)	(18)%
Europe/SSA/Russia	1,196	1,632	(436)	(27)%
Latin America	1,370	1,618	(248)	(15)%
Subtotal	6,855	10,164	(3,309)	(33)%
Land Drilling Rigs	566	1,020	(454)	(45)%
Total Revenues	7,421	11,184	(3,763)	(34)%

Operating Income (Expense):
North America	(156)	728	(884)	(121)%
MENA/Asia Pacific	45	132	(87)	(66)%
Europe/SSA/Russia	179	301	(122)	(41)%
Latin America	247	262	(15)	(6)%
Subtotal	315	1,423	(1,108)	(78)%
Land Drilling Rigs	30	(16)	46	288%
Total Segment Operating Income	345	1,407	(1,062)	(75)%
Research and Development	(179)	(216)	37	17%
Corporate Expenses	(147)	(137)	(10)	(7)%
Long-Lived Assets Impairment and Other Related Charges	(208)	(143)	(65)	(45)%
Goodwill and Equity Investment Impairment	(20)	(121)	101	83%
Restructuring Charges	(159)	(283)	124	44%
Litigation Charges	(112)	—	(112)	—%
Gain (Loss) on Sale of Businesses	(2)	38	(40)	(105)%
Other Items	(30)	(72)	42	58%
Operating Income	(512)	473	(985)	(208)%

Interest Expense, Net	(351)	(376)	25	7%
Currency Devaluation and Related Charges	(68)	—	(68)	—%
Other, Net	(17)	(37)	20	54%
Income Tax Benefit (Provision)	197	(136)	333	245%
Net Loss per Diluted Share	$(1.00)	$(0.14)	$(0.86)	(614)%
Weighted Average Diluted Shares Outstanding	778	776	(2)	—%
Depreciation and Amortization	$925	$1,033	$108	10%

Revenue Percentage by Product Service Line Group

The following chart contains the percentage distribution of our consolidated revenues by product service line group for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Formation Evaluation and Well Construction	56%	52%	56%	51%
Completion and Production	36	41	36	40
Land Drilling Rigs	8	7	8	9
Total	100%	100%	100%	100%

Consolidated Revenues

Consolidated revenues decreased $1.6 billion, or 42%, and $3.8 billion, or 34%, in the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. Revenues decreased in the three and nine months ended September 30, 2015 across all our segments with declines of $990 million, or 55%, and $2.3 billion, or 45%, in North America, $552 million, or 31%, and $1.0 billion, or 20%, in our International segments and $98 million, or 35%, and $454 million, or 45%, in Land Drilling Rigs, respectively. International revenues represent revenues of our regional segments other than North America and the Land Drilling Rigs segments. The decline in North American revenue is consistent with the 54% decrease in North American rig count since the third quarter of 2014 with significant declines across product lines in the United States and Canada, particularly pressure pumping, artificial lift, intervention services and drilling services. The decline in the North America segment was driven by a combination of lower activity and customer pricing pressure.

The decline in revenues in our International segments is in line with the decrease in international rig count of 16% since the third quarter of 2014 as well as declines in revenue from our Europe/Russia/SSA and MENA/Asia Pacific due to pricing pressure and reduced activity across our product lines. Lastly, our Latin America segment experienced lower activity particularly in the Well Construction and Formation Evaluation product lines.

The decline in our Land Drilling Rigs revenue is primarily attributable to the decline in drilling activity consistent with the rig count declines, decreases in new drilling activity and the 2014 disposal of our land drilling and workover rig operations in Russia and Venezuela.

Operating Income

Segment operating income decreased $495 million, or 86%, and $1.1 billion, or 75%, in the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively. The decline in operating income is consistent with the reduction in activity resulting from the significant decline in both the price of oil and rig counts, which has put pressure on our pricing and has resulted in a lower volume of work.

Operating income for the three months ended September 30, 2015 and 2014 includes legacy contract and other related charges of $40 million and $2 million, respectively, and restructuring charges of $49 million and $154 million, respectively. Additionally, consolidated operating income for the nine months ended September 30, 2015 and 2014 includes legacy contract and other related charges of $118 million and $50 million, respectively, and restructuring charges of $159 million and $283 million, respectively. For additional information regarding charges by segment, see the subsection entitled “Segment Results” and “Restructuring Charges” below.

Other items impacting our results for the three months ended September 30, 2015 and 2014 included expenses of $11 million and $28 million respectively, and for the nine months ended September 30, 2015 and 2014 included expenses of $30 million and $72 million, respectively. The three and nine months ended September 30, 2015, includes professional and other fees, facility closure fees, and divestiture related charges. The three and nine months ended September 30, 2014, included expenses related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations, the remediation of our material weakness related to income taxes and our 2014 redomestication from Switzerland to Ireland and other charges.

Segment Results

North America

Revenues in our North America segment decreased $990 million, or 55%, in the three months ended September 30, 2015 and $2.3 billion, or 45%, during the nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. North America average rig count decreased 54% since September 30, 2014. The decline in revenue in the three and nine months ended September 30, 2015 was due to lower activity and pricing pressure that broadly impacted all product lines, particularly artificial lift, pressure pumping, and intervention services and drilling tools. The disposition of our engineered chemistry business on December 31, 2014 also negatively impacted revenues when compared to the same period in the prior year.

Total revenues in the U.S. were $673 million and $1.5 billion for the three months ended September 30, 2015 and 2014, respectively and $2.3 billion and $4.1 billion for the nine months ended September 30, 2015 and 2014, respectively. The remaining revenues of our North America segment of $151 million and $330 million for the three months ended September 30, 2015 and 2014, and $484 million and $960 million for the nine months ended September 30, 2015 and 2014, respectively, were derived from our operations in Canada.

Operating income in our North America segment decreased $342 million, or 119%, in the three months ended September 30, 2015 and $884 million, or 121% during the nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. The same factors contributing to the decline in revenues directly contributed to the decline in operating income.

In the three months ended September 30, 2015 and 2014, we recognized restructuring charges of $9 million and $16 million, respectively. In the nine months ended September 30, 2015 and 2014, we recognized restructuring charges of $38 million and $44 million, respectively. In addition, we recorded asset impairment charges of $124 million, other pressure pumping business related charges of $52 million and supply agreement charges related to a non-core business divestiture of $32 million as “Long-Lived Assets Impairment and Other Related Charges” on our Condensed Consolidated Statements of Operations.

MENA/Asia Pacific

Revenues in our MENA/Asia Pacific segment decreased $188 million, or 30%, in the three months ended September 30, 2015, and $337 million or 18%, during the nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. The revenue decline affected most product lines but primarily intervention services, wireline, testing and production services, and well construction. The decline was attributable to delayed progress from our ongoing legacy contract in Iraq, lower activity in Yemen from the political disruption and lower demand in the Asia Pacific region, primarily in China, Indonesia, and Malaysia. In addition, our lower revenues reflect the sale of the pipeline and specialty services product lines in September 2014.

Operating income decreased $64 million, or 97%, in the three months ended September 30, 2015 and $87 million, or 66%, during the nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. The decrease in operating income is primarily attributable to legacy contract project losses in Iraq, lower activity across most product lines, and a gain on step acquisition of a joint venture investment in China in the nine months ended September 30, 2014. The decline was also partially offset by improved profitability for the tubular running services product line in 2015 and higher profitability resulting from the closure of unprofitable locations in 2014.

In the three months ended September 30, 2015 and 2014, we recognized restructuring charges of $5 million and $111 million, respectively. In the nine months ended September 30, 2015 and 2014, we recognized restructuring charges of $40 million and $128 million, respectively.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment decreased $194 million, or 35%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $436 million, or 27%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decline in activity directly impacted the decline in revenues due to lower demand and pricing pressure. The overall decline was led by Europe, primarily in Norway and Romania. The lower activity from continued project delays in Angola and Gabon in Sub-Sahara Africa contributed to the revenue decline. Additionally, the sale of the pipeline and specialty services and engineered chemistry product lines in the third and fourth quarters of 2014, respectively, contributed to the decline.

Operating income decreased $75 million, or 64% , in the three months ended September 30, 2015compared to the three months ended September 30, 2014 and $122 million, or 41%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decline was the direct impact of lower revenue activity and pricing pressure as mentioned above.

In the three months ended September 30, 2015 and 2014, we recognized restructuring charges of $11 million and $9 million, respectively. In the nine months ended September 30, 2015 and 2014, we recognized restructuring charges of $32 million and $36 million, respectively.

Latin America

Revenues in our Latin America segment decreased $170 million, or 29%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $248 million, or 15%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decline in revenue is primarily due to reduced demand across our core product lines, primarily artificial lift, drilling services, intervention and pressure pumping in Mexico, Colombia, Venezuela and Ecuador, partially offset by an increase in sales in our managed-pressure drilling product line in Brazil in the third quarter and for the nine months ended 2015.

Operating income decreased $23 million, or 24%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $15 million, or 6%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The same factors contributing to the decline in revenues directly contributed to the decline in operating income, which were partially offset by cost reduction initiatives in Mexico and a continued focus on higher margin activity in Brazil.

In the three months ended September 30, 2015 and 2014, we recognized restructuring charges of $10 million and $13 million, respectively. In the nine months ended September 30, 2015 and 2014, we recognized restructuring charges of $26 million and $36 million, respectively.

Land Drilling Rigs

Revenues in our Land Drilling Rigs segment decreased $98 million, or 35%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $454 million, or 45%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease is due to the sale of the Russian Rigs business in July 2014 in addition to the overall decrease in the international rig count and drilling activity, partially offset by improved activity in Oman and Kuwait.

Operating income increased $9 million, or 129%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and increased $46 million or 288%, during nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase is primarily the result of improved drilling efficiencies in Iraq, Oman and Chad. In addition, the nine months ended September 30, 2014 included facility closure costs that did not reoccur in 2015.

In the three months ended September 30, 2015 and 2014, we recognized restructuring charges of $6 million and $5 million, respectively. In the nine months ended September 30, 2015 and 2014, we recognized restructuring charges of $12 million and $9 million, respectively.

Currency Devaluation and Related Charges

The currency devaluation and related charges resulting from certain devaluations and depreciation were $26 million and $68 million for the three and nine months ended September 30, 2015, respectively, and are included in the line captioned “Currency Devaluation and Related Charges” on the accompanying Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2015, currency devaluation and related charges reflect the impact of the 10% devaluation of the Angolan kwanza of $20 million and the depreciated Kazakhstani tenge of $6 million. The Kazakhstani tenge depreciated 31% after the Kazakhstan Central Bank abandoned its peg of the tenge to the U.S. dollar.

For the nine months ended September 30, 2015, currency devaluation and related charges reflect the impacts of the continued devaluation of the Angolan kwanza of $36 million, the recognized remeasurement charges of $26 million related to the Venezuelan bolivar and the depreciated Kazakhstani tenge of $6 million. The Angolan kwanza charges reflect currency devaluations of approximately 11% in the second quarter and 10% in the third quarter of 2015. The Venezuelan bolivar charge reflects remeasurement charges when we began using the latest Venezuelan currency exchange system, known as the “Marginal Currency System” or SIMADI. At September 30, 2015 our net monetary asset position denominated in Angolan kwanza was approximately $139 million. The net monetary positions denominated in Venezuelan bolivar and Kazakhstani tenge were not material.

Included in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations are other foreign currency charges of $16 million and $42 million for the three and nine months ended September 30, 2015, respectively, primarily due to the strengthening U.S. dollar compared to our foreign denominated operations and the changes in fair value of our foreign currency forward contracts and cross-currency swap contracts.

Interest Expense, Net

Net interest expense was $114 million and $351 million for the three and nine months ended September 30, 2015, respectively, compared to $122 million and $376 million for the three and nine months ended September 30, 2014, respectively. Interest expense for the three and nine months ended September 30, 2015 decreased primarily due to a decrease in our debt balance and the repurchase of certain senior notes in the first and third quarters of 2015.

Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change, affecting the tax expense for both successive interim results as well as the annual tax results. For the three and nine months ended September 30, 2015, we had a $65 million and $197 million tax benefit, respectively, on a loss before income taxes of $226 million and $948 million, respectively. Our results for the three months ended September 30, 2015, includes $49 million of restructuring charges, $44 million of project losses and $26 million of currency devaluation and related losses related to the Angolan kwanza and Kazakhstani tenge with no significant tax benefit. Our results for the nine months ended September 30, 2015, includes $159 million of restructuring charges, $112 million of litigation settlements, $71 million of project losses, $68 million of currency devaluation and related losses and $20 million of equity investment impairment, all with no significant tax benefit.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $11 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the three and nine months ended September 30, 2014, we had a tax provision of $98 million and $136 million on an income before income taxes of $187 million and $60 million, respectively. Our results for the three months ended September 30, 2014 were impacted by discrete income before tax items, including restructuring charges of approximately $154 million, with no significant tax benefit. Our results for the nine months ended September 30, 2014, included a $143 million impairment loss ($121 million, net of tax) to record the land drilling and workover rig operations in Russia and Venezuela at fair value and a $121 million impairment charge to goodwill triggered by the planned sale of our land drilling and workover rig operations in Russia and Venezuela, which was non-deductible for income tax purposes. Our results for the nine months ended September 30, 2014 were also impacted by discrete income before tax items, including restructuring charges of $283 million and project losses of $50 million, with no significant tax benefit.

Restructuring Charges

In response to the significant decline in the price of crude oil and our anticipation of a lower level of exploration and production spending in 2015, we initiated a plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2015 Plan”) included a workforce reduction and other cost reduction measures initiated across all of our geographic regions. During 2015, we have increased the expected workforce reduction by 75% from the originally planned workforce reduction targeting 8,000 positions to 14,000 positions due to the continued weakness in the price of crude oil, continued weakness in demand and lower than expected exploration and production spending.

In connection with the 2015 Plan, we recognized restructuring charges of $49 million and $159 million in the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2015, our restructuring charges include termination (severance) benefits of $40 million and $99 million, respectively, and other restructuring charges of $9 million and $60 million, respectively. Other restructuring charges for the nine months ended September 30, 2015 include asset write-offs of $23 million related to Yemen due to the political disruption and $28 million in other regions. Other restructuring charges also include exit costs, contract termination costs, relocation costs and other associated costs.

In the first quarter of 2014, we announced a cost reduction plan (the “2014 Plan”), which included a worldwide workforce reduction and other cost reduction measures. In the three and nine months ended September 30, 2014, the 2014 Plan restructuring charges include one-time termination (severance) benefits of $21 million and $119 million, asset impairment charges of $117 million and $138 million and other restructuring charges of $16 million and $26 million, respectively. Other restructuring charges include contract termination costs, relocation costs and other associated costs.

The following tables present the components of the 2015 Plan and the 2014 Plan restructuring charges by segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$4	$5	$9
MENA/Asia Pacific	3	2	5
Europe/SSA/Russia	9	2	11
Latin America	10	—	10
Subtotal	26	9	35
Land Drilling Rigs	6	—	6
Corporate and Research and Development	8	—	8
Total	$40	$9	$49

	Three Months Ended September 30, 2014
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2014 Plan	Charges	Charges	Other Charges
North America	$2	$14	$16
MENA/Asia Pacific	10	101	111
Europe/SSA/Russia	1	8	9
Latin America	7	6	13
Subtotal	20	129	149
Land Drilling Rigs	1	4	5
Corporate and Research and Development	—	—	—
Total	$21	$133	$154

	Nine Months Ended September 30, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$16	$22	$38
MENA/Asia Pacific	14	26	40
Europe/SSA/Russia	21	11	32
Latin America	25	1	26
Subtotal	76	60	136
Land Drilling Rigs	12	—	12
Corporate and Research and Development	11	—	11
Total	$99	$60	$159

	Nine Months Ended September 30, 2014
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2014 Plan	Charges	Charges	Other Charges
North America	$15	$29	$44
MENA/Asia Pacific	20	108	128
Europe/SSA/Russia	22	14	36
Latin America	29	7	36
Subtotal	86	158	244
Land Drilling Rigs	5	4	9
Corporate and Research and Development	28	2	30
Total	$119	$164	$283

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of both plans that will be paid pursuant to the respective arrangements and statutory requirements.

	At September 30, 2015
	2015 Plan		2014 Plan		Total Severance
		Other		Other	and Other
	Severance	Restructuring	Severance	Restructuring	Restructuring
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
North America	$1	$2	$—	$—	$3
MENA/Asia Pacific	4	—	1	5	10
Europe/SSA/Russia	8	2	—	1	11
Latin America	1	—	—	—	1
Subtotal	14	4	1	6	25
Land Drilling Rigs	—	—	—	—	—
Corporate and Research and Development	4	—	5	—	9
Total	$18	$4	$6	$6	$34

The following table presents the restructuring liability activity for the nine months ended September 30, 2015.

		Nine Months Ended September 30, 2015
(Dollars in millions)	Accrued Balance at December 31, 2014	Charges	Cash Payments	Other	Accrued Balance at September 30, 2015
2015 Plan:
Severance liability	$53	$99	$(132)	$(2)	$18
Other restructuring liability	—	9	(8)	3	4
2014 Plan:
Severance liability	14	—	(6)	(2)	6
Other restructuring liability	12	—	(4)	(2)	6
Total severance and other restructuring liability	$79	$108	$(150)	$(3)	$34

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $519 million compared to $474 million at December 31, 2014. At September 30, 2015, cash and cash equivalents reflected a negative impact of $45 million related to the devaluation of the Venezuelan bolivar in the first quarter of 2015, the devaluation of the Angolan kwanza and the depreciation of the Kazakhstani tenge. See “Note 1 – General” for additional information. The following table summarizes cash flows provided by (used in) each type of activity, for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Net Cash Provided by Operating Activities	$383	$379
Net Cash Used in Investing Activities	(534)	(250)
Net Cash Provided by Financing Activities	231	7

Operating Activities

For the nine months ended September 30, 2015, cash provided by operating activities was $383 million compared to $379 million in the nine months ended September 30, 2014. The operating cash flow in 2015 compared to 2014 was attributable to improved cash flow from working capital and the absence of $253 million in government settlement payments made in 2014. These improvements were partially offset by a decline of income associated with the significant decline in oil prices and drilling activity and the payment of $120 million related to the Freedman litigation.

Investing Activities

The primary driver of our investing cash flow activities is capital expenditures for property, plant and equipment. Capital expenditures were $542 million and $1.0 billion for the nine months ended September 30, 2015 and 2014, respectively. The amount we spend for capital expenditures varies each year based on the type of contracts in which we enter, our asset availability and our expectations with respect to industry activity levels in the following year. The significant decline in capital expenditures is due to the continued weakness in the price of crude oil, continued weakness in demand, and lower than expected exploration and production spending.

We did not complete any significant business acquisitions in the nine months ended September 30, 2015. Cash proceeds received from dispositions were $29 million and $781 million in the nine months ended September 30, 2015 and 2014, respectively. In the nine months ended September 30, 2015, cash proceeds were primarily from the working capital adjustment related to the sale of our pipeline and specialty services business from the prior year and from a combination of various other asset sales. Cash proceeds received from dispositions for the nine months ended September 30, 2014 related to the sale of our land drilling and workover rig operations in Russia and Venezuela, pipeline and specialty services business and other business asset disposals.

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

Financing Activities

Our financing activities primarily consisted of the borrowing and repayment of short-term and long-term debt. Our short-term borrowings, net of repayments were $606 million and $46 million in the nine months ended September 30, 2015 and 2014, respectively. Total net long-term debt repayments were $368 million in the nine months ended September 30, 2015 compared to total net long-term debt repayments of $49 million in nine months ended September 30, 2014.

In the three and nine months ended September 30, 2015, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes, 6.5% senior notes, 6.75% senior notes and 7.00% senior notes with a total book value of $236 million and $396 million, respectively. We recognized a cumulative gain of approximately $35 million and $47 million, respectively, on these transactions.

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

Sources of Liquidity

Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, dispositions, commercial paper and availabilities under committed lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt, equity and convertible bond offerings. From time to time we may and have entered into transactions to factor accounts receivable or to dispose of businesses or capital assets that are no longer core to our long-term strategy.

Revolving Credit Agreement

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) that matures on July 13, 2017. The Credit Agreement can be used for a combination of borrowings, including support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. As of September 30, 2015, we were in compliance with this covenant with a ratio of 51.9%. The covenant ratio is calculated as total consolidated indebtedness, net of derivative positions of $14 million, divided by total capitalization, including non-controlling interest balances and excluding $1.4 billion of foreign currency translation adjustments.

The following summarizes our availability under the Credit Agreement at September 30, 2015 (dollars in millions):

Facility	$2,250
Less uses of facility:
Revolving credit facility	530
Commercial paper	509
Letters of credit	16
Availability	$1,195

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At September 30, 2015, we had $241 million in short-term borrowings under these arrangements, including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016 (with respect to $150 million) and June 20, 2016 (with respect to the remaining $30 million), with a LIBOR-based weighted average interest rate of 1.86% as of September 30, 2015. Additionally, in 2015 we repaid the remaining balance of $175 million on our 364-day term loan facility.

Ratings Services’ Credit Rating

Our Standard & Poor’s Ratings Services’ credit rating on our senior unsecured debt is currently BBB- and our short-term rating is A-3. On March 11, 2015, S&P removed us from Credit Watch with negative implications and changed our outlook to negative. Our Moody’s Investors Ratings Services’ credit rating on our unsecured debt is currently Baa3 and our short-term rating is P-3. On March 24, 2015, Moody Investors changed our outlook from stable to negative. On April 15, 2015, Fitch Ratings assigned a credit rating on our senior unsecured debt of BBB- and our short-term rating of F3, with a negative outlook. We have access and expect we will continue to have access to credit markets, including the U.S. commercial paper market, although the commercial paper amounts outstanding may be reduced as a result of a negative rating change. We expect to utilize the Credit Agreement or other facilities to supplement commercial paper borrowings as needed.

Cash Requirements

For the remainder of 2015, we anticipate our cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and amounts to settle litigation related matters. We anticipate funding these requirements from cash generated from operations, availability under our existing or additional credit facilities, the issuance of commercial paper and, if completed, proceeds from disposals of businesses or capital assets that are no longer closely aligned with our core long-term growth strategy. Capital expenditures for 2015 have been revised and are currently projected to be approximately $650 million. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2015. Expenditures are expected to be used primarily to support anticipated near-term growth of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs. Capital expenditures were $542 million for the nine months ended September 30, 2015. Cash and cash equivalents of $519 million at September 30, 2015 are held by subsidiaries outside of Ireland. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2015 and December 31, 2014: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2015 and December 31, 2014: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See guarantor financial information presented in “Note 18 – Condensed Consolidating Financial Statements.”

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of September 30, 2015, we had $725 million of letters of credit and performance and bid bonds outstanding, consisting of $552 million outstanding under various uncommitted credit facilities, $16 million of letters of credit outstanding under our Credit Agreement and $157 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. As of September 30, 2015, we had net unamortized premiums of $26 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction to interest expense. See “Note 10 – Derivative Instruments” to our Condensed Consolidated Financial Statements for additional details.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At September 30, 2015 and December 31, 2014, we had outstanding foreign currency forward contracts with notional amounts aggregating to $1.4 billion and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency forward contracts and cross-currency swaps are not designated as hedges, and the changes in fair value of the contracts are recorded each period in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

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

•
potential charges arising out of the SEC’s and DOJ’s investigation into the circumstances surrounding the prior material weakness in our internal controls over financial reporting for income taxes and the restatements of our historical financial statements in 2011 and 2012;

•	nonrealization of potential earnouts associated with business dispositions;

•	downturns in our industry which could affect the carrying value of our goodwill;

•	member-country quota compliance within OPEC;

•	adverse weather conditions in certain regions of our operations;

•	our ability to realize the expected benefits from our redomestication from Switzerland to Ireland and to maintain our Swiss tax residency;

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations; and

•	limited access to capital, significantly higher cost of capital or difficulty raising additional funds in the equity or debt capital markets.

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

Currency Devaluation and Related Charges

The currency devaluation and related charges resulting from devaluations and other inflationary impacts were $26 million and $68 million for the three and nine months ended September 30, 2015, respectively, and are included in the line captioned “Currency Devaluation and Related Charges” on the accompanying Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2015, currency devaluation and related charges reflect the impacts of the 10% devaluation of the Angolan kwanza of $20 million and the depreciated Kazakhstani tenge of $6 million. The Kazakhstani tenge depreciated 31% after the Kazakhstan Central Bank abandoned its peg of the tenge to the U.S. dollar.

For the nine months ended September 30, 2015, currency devaluation and related charges reflect the impact of the continued devaluation of the Angolan kwanza of $36 million, the recognized remeasurement charges of $26 million related to the Venezuelan bolivar and the depreciated Kazakhstani tenge of $6 million. The Angolan kwanza charges reflect currency devaluations of approximately 11% in the second quarter and 10% in the third quarter of 2015. The Venezuelan bolivar charge reflects remeasurement charges when we began using the latest Venezuelan currency exchange system, known as the “Marginal Currency System” or SIMADI. At September 30, 2015 our net monetary asset position denominated in Angolan kwanza was approximately $139 million. The net monetary positions denominated in Venezuelan bolivar and Kazakhstani tenge were not material.

Included in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations are other foreign currency charges of $16 million and $42 million for the three and nine months ended September 30, 2015 respectively, primarily due to the strengthening U.S. dollar compared to our foreign denominated operations and the changes in fair value of our foreign currency forward contracts and cross-currency swaps contracts.

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Our management identified no change in our internal control over financial reporting that occurred during the third quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
**101
The following materials from Weatherford International plc's Quarterly Report on Form 10-Q for the quarter ended
September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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

Weatherford International plc

Date: October 23, 2015	By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2015	By:	/s/ Krishna Shivram
Krishna Shivram
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)