Form 10-K
period 2015-12-31
Weatherford International plc
filed 2016-02-16
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $7.5 billion based upon the closing price on the New York Stock Exchange as of such date.
The registrant had 779,491,546 ordinary shares outstanding as of February 9, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2016 Annual General Meeting of Shareholders to be held on June 15, 2016 are incorporated into Part III of this Form 10-K.

Weatherford International plc
Form 10-K for the Year Ended December 31, 2015

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Furthermore, from time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various risks and uncertainties relating to those statements. Certain of these risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under “Item 1A. – Risk Factors” and the following:

•
the price volatility of oil, natural gas and natural gas liquids, including the impact of the significant prolonged decline in the price of these commodities on our financial condition and results of operations;

•	our ability to realize expected revenues and profitability levels from current and future contracts;

•	our high level of indebtedness and our ability to service our indebtedness;

•	global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, and international currency fluctuations;

•	nonrealization of expected benefits from our acquisitions or business dispositions and our ability to execute such acquisitions and dispositions;

•
our ability to manage our workforce, supply chain and business processes, information technology systems and technological innovation and commercialization, including the impact of our 2014, 2015 and 2016 cost reduction plans;

•	increases in the prices and availability of our raw materials;

•	potential non-cash asset impairment charges for long-lived assets, goodwill, intangible assets or other assets;

•	changes to our effective tax rate;

•
potential charges arising out of the U.S. Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) investigation into the circumstances surrounding the prior material weakness in our internal controls over financial reporting for income taxes and the restatements of our historical financial statements in 2011 and 2012;

•	downturns in our industry which could further affect the carrying value of our goodwill;

•	member-country quota compliance within the Organization of Petroleum Exporting Countries (“OPEC”);

•	adverse weather conditions in certain regions of our operations;

•	our ability to realize the expected benefits from our 2014 redomestication from Switzerland to Ireland and to maintain our Swiss tax residency;

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental, tax and accounting laws, rules and regulations; and

•	limited access to capital, significantly higher cost of capital, or difficulty raising additional funds in the equity or debt capital markets.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act. For additional information regarding risks and uncertainties, see our other filings with the SEC.

PART I
Item 1. Business

Weatherford International plc, an Irish public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a multinational oilfield service company. Weatherford is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments: North America, Latin America, Europe/Sub-Sahara Africa (“SSA”)/Russia, Middle East/North Africa (“MENA”)/Asia Pacific and Land Drilling Rigs.

Our headquarters are located at Bahnhofstrasse 1, 6340 Baar, Switzerland and our telephone number at that location is +41.22.816.1500. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our Board of Directors, can be found on our web site under the “Investor Relations” section. On our web site we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov. Our ordinary shares are listed on the NYSE under the symbol “WFT”.

 Strategy

Our primary objective is to build stakeholder value through profitable growth in our core product lines with disciplined use of capital and a strong customer focus.

Principal components of our strategy include:

•
Continuously improving the efficiency, productivity and quality of our products and services and their respective delivery to our customers, in order to grow revenues and operating margins and generate free cash flow from our core operations (Formation Evaluation and Well Construction and Completion and Production) and Land Drilling Rigs operations in all of our geographic markets at a rate exceeding underlying market activity;

•
A commitment to the innovation, invention and integration, development and commercialization of new products and services that meet the evolving needs of our customers across the reservoir lifecycle; and

•
Further extending the process, productivity, quality, safety and competency across our global infrastructure to meet client demands for our core products and services in an operationally efficient manner.

Markets

We are a leading provider of equipment and services to the oil and natural gas exploration and production industry. Demand for our industry’s services and products depends upon commodity prices for oil and gas, the number of oil and natural gas wells drilled, the depth and drilling conditions of wells, the number of well completions, the depletion and age of existing wells and the level of workover activity worldwide.

Technology has become increasingly critical to the oil and natural gas marketplace as a result of the maturity of the world’s oil and natural gas reservoirs, accelerating production decline rates and the focus on complex well designs, including deep-water prospects. Clients continue to seek, test and use production-enabling technologies at an increasing rate. We have invested a substantial amount of our time and resources into building our technology offerings, which help us provide our clients with more efficient tools to find and produce oil and natural gas. We believe our products and services enable our clients to reduce their costs of drilling and production and/or increase production rates. Furthermore, these offerings afford us additional opportunities to sell our core products and services to our clients.

Product Offerings

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our three business groups: (1) Formation Evaluation and Well Construction, (2) Completion and Production and (3) Land Drilling Rigs, which together include 14 product lines.

•
Formation Evaluation and Well Construction includes Managed-Pressure Drilling, Drilling Services, Tubular Running Services, Drilling Tools, Wireline Services, Testing and Production Services, Re-entry and Fishing Services, Cementing, Liner Systems, Integrated Laboratory Services and Surface Logging Systems.

•	Completion and Production includes Artificial Lift Systems, Stimulation and Completion Systems.

•	Land Drilling Rigs encompasses our land drilling rigs business, including the products and services ancillary thereto.

Formation Evaluation and Well Construction

Within the Formation Evaluation and Well Construction business group we provide formation evaluation services from early well planning to reservoir management services, including core analysis, surface logging, well site geochemistry, logging while drilling and wireline services. Our full suite of formation evaluation services has broad applications across all types of reservoirs. We also provide well construction services to help clients ensure well integrity for the full life cycle of the well using reliable casing and tubing strings, cementation design, reliable liner top isolation and methods that ensure the well reaches total depth in the best condition possible. Further descriptions of our product lines are as follows:

Managed-Pressure Drilling consists of several drilling techniques including closed-loop drilling, air drilling, managed-pressure drilling and underbalanced drilling.

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

Completion and Production

The Completion and Production business group provides a comprehensive line of products and services, plus specialized technologies, for stimulating and completing wells effectively in all types of reservoirs. Our completion products, reservoir stimulation design and engineering capabilities are delivered to unlock reserves in deepwater, unconventional and aging reservoirs. Our suite of production optimization services boosts field productivity and profitability through our artificial lift portfolio as well as production workflows and optimization software. Further descriptions are as follows:

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

Stimulation offers clients advanced chemical technology and services for safer and more effective production enhancement. These products and services include: a full fleet of pressure pumping services, which include cementing services, coiled tubing services equipment designed to ensure effective results during operations that require coiled tubing intervention, and reservoir stimulation hydraulic fracturing services for oil and natural gas wells in low-permeability reservoirs.

Completion Systems offers clients a comprehensive line of completion tools such as cased hole and flow control systems, well screens, industrial screens and sand screens. We also offer a full range of completion services including upper completions, lower completions and reservoir monitoring.

Land Drilling Rigs

The Land Drilling Rigs business group provides onshore contract drilling services and related operations globally for the oil and gas industry. We operate a fleet of land drilling and workover rigs in most major oil and gas producing regions with the concentration in the Middle East and North Africa. With our technologically diverse fleet, we have the capabilities to perform a broad range of advanced drilling projects that include multi-well pad drilling, high pressure high temperature drilling, deep gas drilling, special well design and other unconventional drilling methods in various climatic conditions.

Other Business Data

Competition

We provide our products and services worldwide and compete in a variety of distinct segments with a number of competitors. Our principal competitors include Schlumberger, Halliburton, Baker Hughes, National Oilwell Varco, Cameron International, Noble Energy, Nabors Industries and Frank’s International. We also compete with various other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, breadth of products. See “Item 1A. – Risk Factors – The oilfield services business is highly competitive, which may adversely affect our ability to succeed. Additionally, the impact of consolidation and acquisitions of our competitors is difficult to predict and may harm our business.”

Raw Materials

We purchase a wide variety of raw materials as well as parts and components made by other manufacturers and suppliers for use in our manufacturing. Many of the products or components of products sold by us are manufactured by other parties. We are not dependent in any material respect on any single supplier for our raw materials or purchased components.

Customers

Substantially all of our customers are engaged in the energy industry. Most of our international sales are to large international or national oil companies and these sales have resulted in a concentration of receivables from certain national oil companies worldwide, especially in Latin America. As of December 31, 2015, our receivables from Latin America customers accounted for 38% of our net outstanding accounts receivable balance with $205 million due from Petroleos de Venezuela, S.A. (“PDVSA”) and $47 million from Petroleos Mexicanos (“Pemex”). During 2015, 2014 and 2013, no individual customer accounted for 10% or more of our consolidated revenues.

Backlog

Our services are usually short-term in nature, day-rate based and cancellable should our customer wish to alter the scope of work. Consequently, our backlog of firm orders is not material to the Company.

Research, Development and Patents

We maintain world-class technology and training centers throughout the world. Additionally, we have research, development and engineering facilities that are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $231 million in 2015, $290 million in 2014 and $265 million in 2013.

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

Seasonality

Weather and natural phenomena can temporarily affect the level of demand for our products and services. Spring months in Canada and winter months in the North Sea and Russia can affect our operations negatively. Additionally, heavy rains or an exceedingly cold winter in a given region or climate changes may impact our results. The unpredictable impact of climate changes or unusually harsh weather conditions could lengthen the periods of reduced activity and have a detrimental impact to our results of operations. The widespread geographical locations of our operations serve to mitigate the overall impact of the seasonal nature of our business.

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Our 2015 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2016 to be material.

Employees

At December 31, 2015, we employed approximately 39,500 employees. Certain of our operations are subject to union contracts. These contracts cover approximately 17% of our employees. We believe that our relationship with our employees is generally satisfactory.

In response to the significant decline in the price of crude oil and a lower level of exploration and production spending, starting in 2014 and throughout 2015, we reduced our overall costs and workforce to better align with anticipated activity levels. The workforce reductions in 2014 and throughout 2015 totaled approximately 20,300 employees. In response to continued decline and lower prices of crude oil and natural gas and the continued decline in the anticipated level of exploration and production spending in 2016, we initiated a reduction in force plan to reduce our overall costs and workforce to align with the anticipated activity levels and expect to complete a further workforce reduction of 6,000 employees in the first half of 2016.

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

Demand for our services and products is tied to the level of exploration, development and production activity and the corresponding capital expenditures by oil and natural gas companies, including national oil companies. The level of exploration, development and production activity is directly affected by fluctuations in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. Therefore, declines in oil and natural gas prices (as has occurred since late 2014) or customer perceptions that oil and natural gas prices will remain depressed or further decrease in the future could result in a reduction in the demand and pricing for our equipment and will likely result in lower rates for our services.

Prices for oil and natural gas are highly volatile and are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas. For example, during 2015 oil prices fluctuated from a high of $61.82 per barrel in mid-June to a low of $35.81 per barrel in late December for West Texas Intermediate (“WTI”) crude. As recently as February 2016, a barrel of WTI crude traded below $27.00 per barrel on the New York Mercantile Exchange. Factors that can or could cause these price fluctuations include: excess supply of crude oil relative to demand; domestic and international drilling activity; global market uncertainty; the risk of slowing economic growth or recession in the United States, China, Europe or emerging markets; the ability of OPEC to set and maintain production levels for oil; the decision of OPEC to abandon production quotas and/or member-country quota compliance within OPEC; oil and gas production levels by non-OPEC countries; the nature and extent of governmental regulation, including environmental regulation; technological advances affecting energy consumption; adverse weather conditions and a variety of other economic factors that are beyond our control. Any perceived or actual further reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity and decrease spending by our customers, which could have a material adverse effect on our business, financial condition and results of operations.

The substantial decline in oil and natural gas prices has led to a significant decrease in spending by our customers, and further decreases in oil and natural gas prices could lead to further cuts in spending. Our customers also take into account the volatility of energy prices and other risk factors when determining whether to pursue capital projects and higher perceived risks generally mandate higher required returns. Any of these factors could affect the demand for oil and natural gas and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our business is dependent on capital spending by our customers, and reductions in capital spending by our customers has had and could continue to have an adverse effect on our business, financial condition and results of operations.

The substantial decline in oil and natural gas prices has led to a significant decrease in capital expenditures by our customers. Most of our contracts can be cancelled by our customer at any time. The declines in commodity prices, the short-term tenor of most of our contracts and the extreme financial stress experienced by our customers (some of whom may have to seek bankruptcy protection) have combined to generate demands by many of our customers for significant reductions in the prices of our products and services. Further reductions in capital spending or requests for further cost reductions by our customers could directly impact our business by reducing demand for our services and products and have a material adverse effect on our business, financial condition, results of operations and prospects. Spending by exploration and production companies can also be impacted by conditions in the capital markets, which have been highly volatile in recent months. Limitations on the availability of capital or higher costs of capital may cause exploration and production companies to make additional reductions to capital budgets even if oil and natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and the utilization of our assets. Moreover, reduced discovery rates of new oil and natural gas reserves or a decrease in the development rate of reserves in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could also have a material adverse impact on our business, even in a stronger oil and natural gas price environment. With respect to national oil company customers, we are also subject to risk of policy, regime, currency and budgetary changes all of which may affect their capital expenditures.

The credit risks of our concentrated customer base in the energy industry could result in losses.

The concentration of our customer base in the energy industry may impact our overall exposure to credit risk as our customers may be similarly affected by prolonged changes in economic and industry conditions. Some of our customers are experiencing extreme financial distress as a result of falling commodity prices and may be forced to seek protection under applicable bankruptcy laws. Furthermore, countries that rely heavily upon income from hydrocarbon exports have been negatively and significantly affected by the drop in oil prices, which could affect our ability to collect from our customers in these countries, particularly national oil companies. Laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform on-going credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations. Additionally, in the event of a bankruptcy of any of our customers, we may be treated as an unsecured creditor and may collect substantially less, or none, of the amounts owed to us by such customer.

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

Our business is highly competitive, particularly with respect to marketing our products and services to our customers and securing equipment and trained personnel. Currently the oilfield service industry has significant excess capacity relative to customer demand, and, in most cases, multiple sources of comparable oilfield services are available from a number of different competitors. This competitive environment could impact our ability to maintain market share, defend, maintain or increase pricing for our products and services and negotiate acceptable contract terms with our customers and suppliers. In order to remain competitive, we must continue to add value for our customers by providing, relative to our peers, new technologies, reliable products and services and competent personnel. The anticipated timing and cost of the development of competitive technology and new product introductions can impact our financial results, particularly if one of our competitors were to develop competing technology that accelerates the obsolescence of any of our products or services. Additionally, we may be disadvantaged competitively and financially by a significant movement of exploration and production operations to areas of the world in which we are not currently active, particularly if one or more of our competitors is already operating in that area of the world.

Furthermore, several of our largest competitors have announced a plan to combine including a merger between Halliburton and Baker Hughes as well as between Schlumberger and Cameron International. Mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share and may result in stronger competitors, which in turn, could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our other competitors or us.

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

As is customary in our industry, our contracts typically require that our customers indemnify us for claims arising from the injury or death of their employees (and those of their other contractors), the loss or damage of their equipment (and that of their other contractors), damage to the well or reservoir and pollution originating from the customer’s equipment or from the reservoir (including uncontained oil flow from a reservoir) and claims arising from catastrophic events, such as a well blowout, fire, explosion and from pollution below the surface. Conversely, we typically indemnify our customers for claims arising from the injury or death of our employees, the loss or damage of our equipment (other than equipment lost in the hole) or pollution originating from our equipment above the surface of the earth or water.

Our indemnification arrangements may not protect us in every case. For example, from time to time we may enter into contracts with less favorable indemnities or perform work without a contract that protects us. Our indemnity arrangements may also be held to be overly broad in some courts and/or contrary to public policy in some jurisdictions, and to that extent unenforceable. Additionally, some jurisdictions which permit indemnification nonetheless limit its scope by statute. We may be subject to claims brought by third parties or government agencies with respect to which we are not indemnified. Furthermore, the parties from which we seek indemnity may not be solvent, may become bankrupt, may lack resources or insurance to honor their indemnities or may not otherwise be able to satisfy their indemnity obligations to us. The lack of enforceable indemnification could expose us to significant potential losses.

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

Our insurance may not be sufficient to cover any particular loss or our insurance may not cover all losses. For example, although we maintain product liability insurance, this type of insurance is limited in coverage and it is possible an adverse claim could arise in excess of our coverage. Additionally, insurance rates have in the past been subject to wide fluctuation and may be unavailable on terms that we or our customers believe are economically acceptable. Reductions in coverage, changes in the insurance markets and accidents affecting our industry may result in further increases in our cost and higher deductibles and retentions in future years and may also result in reduced activity levels in certain markets. Any of these events would have an adverse impact on our financial performance.

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

In addition, members of the U.S. Congress, the U.S. Environmental Protection Agency and various agencies of several states within the U.S. frequently review, consider and propose more stringent regulation of hydraulic fracturing, a service we provide to clients and regulators are investigating whether any chemicals used in the fracturing process might adversely affect groundwater or whether the fracturing processes could lead to other unintended effects or damages. In recent years, several cities and states within the U.S. passed new laws and regulations concerning or banning hydraulic fracturing. A significant portion of North American service activity today is directed at prospects that require hydraulic fracturing in order to produce hydrocarbons. Therefore, additional regulation could increase the costs of conducting our business by subjecting fracturing to more stringent regulation. Such regulation, among other things, may change construction standards for wells intended for hydraulic fracturing, require additional certifications concerning the conduct of hydraulic fracturing operations, change requirements pertaining to the management of water used in hydraulic fracturing operations, require other measures intended to prevent operational hazards or ban hydraulic fracturing completely. Any such federal, state, local or foreign legislation could increase our costs of providing services or could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation or if we are not able to pass along any cost increases to our customers. We are unable to predict whether changes in laws or regulations or any other governmental proposals or responses will ultimately occur, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.

We conduct some of our business using fixed-fee or turn-key contracts, which subject us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

We conduct our business under various types of contracts, including in some cases fixed-fee or turn-key contracts where we estimate costs in advance of our performance. We price these types of contracts based in part on assumptions including prices and availability of labor, equipment and materials as well as productivity, performance and future economic conditions. If our cost estimates prove inaccurate, there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost over-runs may occur. We may not be able to obtain compensation for additional work performed or expenses incurred in all cases. Additionally, in some contracts we may be required to pay liquidated damages if we do not achieve schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-fee contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost over-runs could have a material adverse effect on our business, financial condition and results of operations. For example, during 2015 and 2014, we recognized estimated project losses of $153 million and $72 million, respectively, related to our long-term early production facility construction contracts in Iraq that are accounted for under the percentage-of-completion method. Total estimated losses on these two projects were $532 million at December 31, 2015.

If our long-lived assets, goodwill, other intangible assets and other assets are further impaired, we may be required to record significant non-cash charges to our earnings.

We recognize impairments of goodwill to its implied fair value when the fair value of any of our reporting units becomes less than its carrying value. Our estimates of fair value are based on assumptions about future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future revenue growth rates, gross profit performance, and other assumptions used to estimate our reporting units’ fair value, future reductions in our expected cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on our results of operations and financial condition. Based on the results of our impairment tests we recognized impairments to goodwill of $161 million in 2014.

We also have certain long-lived assets, other intangible assets and other assets which could be at risk of impairment or may require reserves based upon anticipated future benefits to be derived from such assets. Any change in the valuation of such assets could have a material effect on our profitability. Based on our impairment tests in 2015, we recognized total long-lived impairment charges of $638 million and $25 million related to our equity method investments. In 2014 we recognized total long-lived and other asset impairments of $495 million.

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

Continuing political instability in Ukraine, sanctions against Russia, and Russia’s response to those sanctions could materially adversely affect our business, results of operations and financial condition.

Due to Russia’s annexation of the Crimean region of Ukraine in March 2014, economic sanctions against Russia remain in place, which have, and may continue to adversely impact our business, results of operations and financial condition of our Russia operations. Additionally, in the event of further sanctions or changes to existing sanctions our ability to do business in Russia may be further reduced or impacted.

The divestiture of our land drilling rigs business may not be completed on the currently contemplated timeline, or at all, and we may not achieve the intended benefits of our 2014 divestitures.

In 2014, we divested certain of our non-core businesses (land drilling rigs in Russia and Venezuela, engineered chemistry and Integrity drilling fluids, pipeline and specialty services and production services). We have not yet completed the divestiture of the remaining portion of our land drilling rigs, which we may accomplish through an initial public offering, a spin-off, an asset sale, or some combination of the foregoing.  Any such divestiture would be complex in nature and may be affected by unanticipated developments, such as unfavorable market conditions, including as a result of the recent and significant decrease in the price of crude oil, delays in obtaining regulatory or governmental approvals and challenges in establishing processes and infrastructure for both the underlying business and for potential investors or buyers of the business, which may result in such divestiture being delayed, or not being completed at all. There is no guarantee that we will fully realize the intended benefits of consummating such divestiture transactions.

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

In 2013 and 2014, we settled investigations of prior alleged violations by us and certain of our subsidiaries related to certain trade sanctions laws, participation in the United Nations oil-for-food program governing sales of goods into Iraq and non-compliance with the Foreign Corrupt Practices Act (“FCPA”). These settlement agreements required us to pay $253 million and to retain, for a period of 18 months, an independent monitor responsible for assessing our compliance with the terms of the settlement agreements so as to address and reduce the risk of recurrence of alleged misconduct, after which will continue to evaluate our own compliance program and make periodic reports to the Department of Justice (“DOJ”) and SEC and to maintain agreed compliance monitoring and reporting systems, all of which was and is costly to us. These settlement agreements also required us to retain an independent third party to retroactively audit our compliance with U.S. export control laws during the years 2012, 2013 and 2014.

Failure to comply with the terms of the settlement agreements could have serious consequences. Breach of the settlement agreements with the DOJ could subject us and certain of our subsidiaries to prosecution for the FCPA criminal violations that were resolved in the settlement. Under such circumstances, the DOJ would be permitted to rely upon the admissions we and certain of our subsidiaries made in the settlement, and would benefit from our waiver of certain procedural and evidentiary defenses. Moreover, failure to abide by the terms of the settlement agreement with the SEC could result in rescission of the settlement agreement, exposing us and certain of our subsidiaries to civil enforcement proceedings in connection with the conduct that had previously been resolved in those settlement agreements.

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

For additional information about these actions and claims, you should refer to the section entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21 – Disputes, Litigation and Contingencies.”

Our significant international operations subject us to economic risks and we may be adversely affected by changes in foreign currency including devaluation and changes in local banking and currency regulations and exchange controls.

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, such as Latin America, the Middle East and Southeast Asia, the currency of our primary economic environment is generally the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar, and the functional currency is generally the applicable local currency. As such, we are exposed to significant currency exchange risk and devaluation risk. For example, in 2015, 2014 and 2013, we recognized pre-tax currency-related charges of $85 million, $245 million and $100 million, respectively. In 2015, currency devaluation and related charges reflect the impacts of the continued devaluation of the Angolan kwanza and Argentine peso and the recognized remeasurement charges related to the Venezuelan bolivar and the Kazakhstani tenge. The charges in 2014 and 2013 were related to the devaluation of the Venezuelan bolivar. For information about the currency devaluations, refer to the section entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies.” Any future change in the exchange rates in these countries could cause us to take additional charges on the foreign denominated assets held by our subsidiaries.

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

The future results of our Venezuelan operations may be adversely affected by many factors, including our ability to take action to mitigate the effect of future exchange controls, actions of the Venezuelan government and the general economic conditions in the country, continued inflation, and future customer payments and spending. We may continue to see a delay in payment on our receivables from our primary customer in Venezuela or may be compelled to accept bonds as payment, which may then be sold at a loss, similar to our bond transaction in 2013 related to $127 million of trade receivables. Upon receipt of bonds for these receivables, we immediately sold them, recognizing a loss of $58 million. If PDVSA further delays paying or fails to pay a significant amount of our outstanding receivables, or if there is a major action by the Venezuelan government, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

Credit rating agencies could further lower our credit ratings.

Our credit ratings have recently been downgraded by multiple credit rating agencies and these agencies could further downgrade our credit ratings. Our Standard & Poor’s Ratings Services’ (“S&P”) credit rating on our senior unsecured debt is currently BB+ and our short-term rating is B, both with a stable outlook. Our Moody’s Investors Ratings Services’ credit rating on our unsecured debt is currently Ba1 and our short-term rating is SGL-2, both with a stable outlook. However, on January 21, 2016, Moody’s placed the company’s rating on review for downgrade. On April 15, 2015, Fitch Rating assigned a credit rating on our senior unsecured debt of BBB- and our short-term rating of F3, with a negative outlook. On January 25, 2016, Fitch Ratings lowered its credit rating on our senior unsecured debt to BB from BBB- and lowered our short-term rating to B from F3 and maintained its negative outlook. The lowering of our credit ratings in 2015 to non-investment grade levels resulted in our loss of access to the commercial paper market for our short-term liquidity needs. Furthermore, our non-investment grade status may limit our ability to refinance our existing debt, could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest rates of our borrowings. Suppliers and financial institutions may lower or eliminate the level of credit provided through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances.

Capital financing may not be available to us at economic rates.

Credit and equity markets have been highly volatile in recent months, the cost to obtain capital financing has increased, and some markets may not be available at certain times. Credit and equity market conditions and the potential impact on liquidity of major financial institutions may have an adverse effect on our ability to fund operational needs or other activities through borrowings under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable. If we are unable to borrow via debt offerings or our credit facility, or to obtain equity financing, we could experience a reduction of liquidity and may result in difficulty funding our operations, repayment of short-term borrowings, payments of interest and other obligations. This could be detrimental to our business and have a material adverse effect on our liquidity, consolidated results of operations and financial condition.

A terrorist attack could have a material and adverse effect on our business.

We operate in many dangerous countries, such as Iraq, in which acts of terrorism or political violence are a substantial and frequent risk. Such acts could result in kidnappings, illegal detainment, or the loss of life of our employees or contractors, a loss of equipment, which may or may not be insurable in all cases, or a cessation of business in an affected area. We cannot be certain that our security efforts will in all cases be sufficient to deter or prevent acts of political violence or terrorist strikes against us or our customers’ operations.

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

We have previously identified a material weakness in our internal controls over financial reporting that had resulted in a material weakness in accounting for income taxes. As of December 31, 2013, we remediated our material weakness in accounting for income taxes. We cannot assure that additional material weaknesses in our internal controls over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal controls over financial reporting. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and/or cause investors to lose confidence in our reported financial information, potentially leading to a decline in our share price.

The SEC and DOJ are investigating the circumstances surrounding the prior material weakness in our internal controls over financial reporting for income taxes and the restatements of our historical financial statements in 2011 and 2012. We are cooperating fully with these investigations. We are unable to predict the outcome of these investigations due to the inherent uncertainties they present and we are unable to predict potential outcomes or estimate the range of potential loss contingencies, if any. The government, generally, has a broad range of civil and criminal penalties available for these types of matters under applicable law and regulation, including injunctive relief, fines, penalties and modifications to business practices, some of which, if imposed on us, could be material to our business, financial condition or results of operations. For additional information about these actions and claims, you should refer to the section entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21 – Disputes, Litigation and Contingencies.”

In March 2011, a shareholder derivative action was filed purportedly on behalf of the Company against certain current and former officers and directors, alleging breaches of duty related to the material weakness and restatement announcements. In February 2012, a second shareholder derivative action was filed. On June 30, 2015, we signed a stipulation to settle a purported securities class action captioned Freedman v. Weatherford International LTD., et al., No. 12-cv-2121-LAK (SDNY) for $120 million. The case had been filed in the federal court in the Southern District of New York in March 2012. That case alleges violation of the federal securities laws related to the restatement of our historical financial statements announced on February 21, 2012, and later added claims related to the announcement of a subsequent restatement on July 24, 2012. The settlement is subject to notice to the class and court approval. For additional information about these actions and claims, you should refer to the section entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21 – Disputes, Litigation and Contingencies.”

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

In 2002, we reorganized from the United States to a foreign jurisdiction. There are frequent legislative proposals in the United States that attempt to treat companies that have undertaken similar transactions as U.S. corporations subject to U.S. taxes or to limit the tax deductions or tax credits available to United States subsidiaries of these corporations. Our tax expense as a foreign incorporated company could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service and other taxing jurisdictions, acting in unison or separately. The inability to reduce our tax expense could have a material impact on our financial statements.

Numerous foreign jurisdictions in which we operate have been influenced by studies performed by the Organization of Economic Cooperation and Development (“OECD”) and are increasingly active in evaluating changes to their tax laws. The OECD, which represents a coalition of member countries, has issued various white papers addressing Tax Base Erosion and Jurisdictional Profit Shifting. Their recommendations are aimed at combating what they believe is tax avoidance. Changes in tax laws could significantly increase our tax expense and require us to take actions, at potential significant expense, to seek to preserve our current level of tax expense.

Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries in which we operate with differing tax rates, changes in tax laws, or changes in deferred tax assets and liabilities. We assess our deferred tax assets on a quarterly basis to determine whether a valuation allowance may be required. A prolonged downturn could result in us needing to record a valuation allowance on current or future deferred tax assets, which would negatively impact our financial results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our operations are conducted in over 100 countries and we have manufacturing facilities, research and technology centers, fluids and processing centers and sales, service and distribution locations throughout the world. The following sets forth the locations of our principal owned or leased facilities for our commercial operations by geographic segment as of December 31, 2015:

Region	Specific Location
North America:	Greenville, Houston, Huntsville, Katy, Longview, Odessa, Pasadena, and San Antonio, Texas; Broussard and Schriever, Louisiana; Williston, North Dakota; and Calgary, Edmonton, and Nisku, Canada.

Latin America:	Cutral Co, Argentina; Rio de Janeiro, Brazil; Venustiano Carranza and Villahermosa, Mexico; and Anaco, Venezuela.

Europe/SSA/Russia:	Langenhagen, Germany; Aberdeen, UK; Atyrau, Kazakhstan; and Stavanger, Norway.

MENA/Asia Pacific:	Hassi Messaoud, Algeria; Luanda, Angola; Dhahran, Saudi Arabia; North Rumaila, Iraq; Abu Dhabi and Dubai, United Arab Emirates; Jiangsu and Shifang, China; Barmer, India; and Singapore, Singapore.

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

•	“Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21 – Disputes, Litigation and Contingencies.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our ordinary shares are traded under the symbol “WFT” on the New York Stock Exchange (“NYSE”). As of February 9, 2016, there were 1,931 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low sales prices per share for our stock as reported on the NYSE.

	Price
	High	Low
Year ending December 31, 2015
First Quarter	$13.12	$9.40
Second Quarter	14.91	12.10
Third Quarter	12.35	7.21
Fourth Quarter	11.49	7.52

Year ending December 31, 2014
First Quarter	$17.53	$13.07
Second Quarter	23.25	16.68
Third Quarter	24.88	20.00
Fourth Quarter	20.89	10.07

On February 9, 2016, the closing sales price of our shares as reported by the NYSE was $6.34 per share. We have not declared or paid cash dividends on our shares since 1984. We intend to retain any future earnings and do not expect to pay any cash dividends in the near future.

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

Performance Graph

This graph compares the yearly cumulative return on our shares with the cumulative return on the Dow Jones U.S. Oil Equipment & Services Index and the Dow Jones U.S. Index for the last five years. The graph assumes the value of the investment in our shares and each index was $100 on December 31, 2010. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Five-Year Cumulative Total Return
Weatherford ordinary shares, the Dow Jones U.S.
Oil Equipment and Services Index and
the Dow Jones U.S. Index

 Item 6. Selected Financial Data

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. – Financial Statements and Supplementary Data,” which contain information on the comparability of the selected financial data and are both contained in this report. Discussion of material uncertainties is included in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21 – Disputes, Litigation and Contingencies.” The following information may not be indicative of our future operating results.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2015	2014	2013	2012	2011
Statements of Operations Data:
Revenues	$9,433	$14,911	$15,263	$15,215	$12,988
Operating Income (Loss)	(1,546)	505	523	298	1,307
Net Income (Loss) Attributable to Weatherford	(1,985)	(584)	(345)	(778)	189
Basic Earnings (Loss) Per Share Attributable To Weatherford	(2.55)	(0.75)	(0.45)	(1.02)	0.25
Diluted Earnings (Loss) Per Share Attributable To Weatherford	(2.55)	(0.75)	(0.45)	(1.02)	0.25

Balance Sheet Data:
Total Assets	$14,787	$18,889	$21,977	$22,795	$21,051
Short-term Borrowings and Current Portion of Long-term Debt	1,582	727	1,653	1,585	1,320
Long-term Debt	5,879	6,798	7,061	7,049	6,286
Total Shareholders’ Equity	4,365	7,033	8,203	8,818	9,345
Cash Dividends Per Share	—	—	—	—	—

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

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in “Item 8. – Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements include certain risks and uncertainties. For information about these risks and uncertainties, refer to the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. – Risk Factors.”

Overview

General

We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis, and we report the following regions as separate, distinct reporting segments: North America, MENA/Asia Pacific, Europe/SSA/Russia, Latin America and Land Drilling Rigs.

We principally provide products, equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our three business groups: (1) Formation Evaluation and Well Construction and (2) Completion and Production, and (3) Land Drilling Rigs, which together include 14 product lines.

•
Formation Evaluation and Well Construction includes Managed-Pressure Drilling, Drilling Services, Tubular Running Services, Drilling Tools, Wireline Services, Testing and Production Services, Re-entry and Fishing, Cementing, Liner Systems, Integrated Laboratory Services and Surface Logging.

•	Completion and Production includes Artificial Lift Systems, Stimulation and Completion Systems.

•	Land Drilling Rigs encompasses our land drilling business, including the products and services ancillary thereto.

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

Change in Reportable Segments

In the first quarter of 2015, we changed our business structure to better align with management’s current view and future growth objectives. This change involved separating our Land Drilling Rigs business into a reportable segment resulting in a total of five reportable segments which are North America, MENA/Asia Pacific, Europe/SSA/Russia, Latin America and Land Drilling Rigs. We have recast prior periods to conform to the current business segment presentation. See “Note 23 – Segment Information” for additional information.

Divestitures

Throughout 2014, we successfully disposed of several of our non-core businesses and an equity investment. We received cash proceeds totaling approximately $1.7 billion from these dispositions and used approximately $1.2 billion of the proceeds to reduce debt. For the year ended December 31, 2014, we recognized a gain on these dispositions of $349 million. Dispositions in 2014 included our land drilling and workover rig operations in Russia and Venezuela, pipeline and specialty services business, engineered chemistry and Integrity drilling fluids businesses and the disposal of all our shares in Proserv. See “Note 2 – Business Combinations and Divestitures” for additional information. In 2015, we did not complete any material dispositions.

Long-lived Asset Impairments and Other Related Charges

In 2015, the continued weakness in crude oil prices contributed to lower exploration and production spending and a decline in the utilization of our land drilling rigs and certain U.S. asset groups. Based on our impairment tests, we recognized total long-lived impairment charges of $638 million in 2015 with $383 million related to pressure pumping, drilling tools and wireline assets in the U.S. and $255 million related to Land Drilling Rigs segment assets. In 2015, we also recognized $130 million related to supply agreement charges in our North America segment. These long-lived asset impairments and other related charges are reported as “Long-Lived Asset Impairments and Other Related Charges” on our Consolidated Statements of Operations. In connection with our long-lived asset impairments in 2015, we prepared an analysis to determine the fair value of our equity method investments. We assessed these declines in value as other than temporary and recognized an impairment loss of $25 million.

For the year ended December 31, 2014, we had total non-cash asset impairment charges of $656 million. In the fourth quarter of 2014, we recognized a long-lived asset impairment of $352 million and a $40 million goodwill impairment charge to adjust the assets of our Land Drilling Rig business to fair value. In the second and third quarters of 2014, as a result of our commitment to sell our land drilling and workover rig operations in Russia and Venezuela, we recorded a $143 million long-lived asset impairment loss and a $121 million goodwill impairment loss.

See “Note 8 – Long-lived Asset Impairments” and “Note 9 – Goodwill” for additional information regarding the long-lived, other asset and goodwill impairments.

Litigation Settlement

On June 30, 2015, we settled a purported securities class action for $120 million in exchange for the dismissal with prejudice of the litigation and the unconditional release of all claims captioned Freedman v. Weatherford International Ltd., et al., that was filed in the Southern District of New York against us and certain current and former officers in March 2012. The settlement agreement was subject to notice to the class, approval by the U.S. District Court for the Southern District of New York and other conditions and was paid into escrow in August 2015. We are pursuing reimbursement from our insurance carriers and recovered $15 million of the settlement amount in the fourth quarter of 2015. See “Note 21 – Disputes, Litigation and Contingencies” for additional information.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
2015	$37.04	$2.36	910	1,105
2014	53.27	2.90	2,294	1,315
2013	98.42	4.19	2,129	1,320

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the last business day of the year indicated at Cushing Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the last business day of the year indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count for the fourth quarter – Source: Baker Hughes Rig Count

Oil prices fluctuated during 2015, ranging from a high of $61.82 per barrel in mid-June to a low of $35.81 per barrel in late December. Natural gas ranged from a high of $3.21 MM/BTU in mid-January to a low of $1.95 MM/BTU in mid-December. As recently as February 2016, a barrel of WTI crude oil traded below $27.00 per barrel on the New York Mercantile Exchange. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, the level of production capacity, weather and geopolitical uncertainty.

Outlook

We entered into 2015 challenged by a steep decline in oil prices with a severe market contraction. This decline has materially reduced capital spending by our customers which has reduced our revenue, both through lower activity levels and pricing. In 2015, we completed a reduction in force targeting 14,000 employee positions and realized annualized cost savings of $973 million from this cost reduction initiative. In response to the continued significant decline in the price of crude oil and the continued decline in the anticipated level of exploration and production spending in 2016, we initiated another plan to continue reducing our cost structure through a workforce reduction of 6,000 additional employees that we expect to complete by the first half of 2016. Our 2016 capital expenditures are also expected to be significantly reduced to approximately $300 million, which is 56% lower than our 2015 capital spending.

We have closed approximately 90 operating facilities across North America as of December 31, 2015. In addition to our headcount and operating facility reductions, we have closed six of our manufacturing and service facilities during 2015 and plan additional closures of 9 manufacturing and service facilities during 2016.

We expect market conditions to continue to weaken during the first half of 2016 with the potential for a slight recovery during the second half of the year if commodity prices stabilize. North America will continue to be severely impacted by both lower volume and pricing pressure as our customers continue to respond to the decline in commodity prices. We expect Latin America to show contraction in Mexico, Colombia and Brazil from lower activity levels as well as self-imposed reductions in Ecuador and Venezuela. We expect the Eastern Hemisphere to also show further reductions in all markets due to volume declines and pricing pressure.

Over the longer term, we believe the outlook for our core businesses is favorable. As well production decline rates accelerate and reservoir productivity complexities increase, our clients will continue to face challenges associated with decreasing the cost of extraction activities and securing desired rates of production. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and therefore increase demand for our products and services. These factors provide us with a positive outlook for our core businesses over the longer term. However, the level of improvement in our core businesses in the future will depend heavily on pricing, volume of work and our ability to offer solutions to more efficiently extract hydrocarbons, control costs and penetrate new and existing markets with our newly developed technologies.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and/or objectives. It is also our intention to divest our remaining land drilling rigs when market conditions improve. Upon completion, the cash proceeds from any divestitures are expected to be used to repay or repurchase debt. Any such debt reduction may include the repurchase of our outstanding senior notes prior to their maturity in the open market, privately negotiated transaction or otherwise.

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

Opportunities and Challenges

Our industry offers many opportunities and challenges. The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. We have created a long-term strategy aimed at growing our businesses, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, respond to industry demands and periods of over-supply or low oil prices, successfully maximize the benefits from our acquisitions and complete the disposition of our land drilling rigs business.

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for 2015, 2014 and 2013. See “Notes to Consolidated Financial Statements – Note 23 – Segment Information” for additional information regarding variances in operating income.

				Percentage Change
	Year Ended December 31,			Favorable (Unfavorable)
(Dollars in millions, except per share data)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Revenues:
North America	$3,494	$6,852	$6,390	(49)%	7%
MENA/Asia Pacific	1,947	2,406	2,746	(19)%	(12)%
Europe/SSA/Russia	1,533	2,129	1,947	(28)%	9%
Latin America	1,746	2,282	2,635	(23)%	(13)%
Subtotal	8,720	13,669	13,718	(36)%	—%
Land Drilling Rigs	713	1,242	1,545	(43)%	(20)%
Total Revenues	$9,433	$14,911	$15,263	(37)%	(2)%

Operating Income (Expense):
North America	$(308)	$1,005	$827	(131)%	22%
MENA/Asia Pacific	(28)	115	(62)	(124)%	285%
Europe/SSA/Russia	173	367	266	(53)%	38%
Latin America	254	339	320	(25)%	6%
Subtotal	91	1,826	1,351	(95)%	35%
Land Drilling Rigs	(13)	(103)	(33)	87%	(212)%
Total Segment Operating Income	78	1,723	1,318	(95)%	31%
Research and Development	(231)	(290)	(265)	20%	(9)%
Corporate Expenses	(194)	(178)	(201)	(9)%	11%
Long-Lived Asset Impairment and Other Related Charges	(768)	(495)	—	(55)%	—%
Restructuring Charges	(232)	(331)	—	30%	—%
Litigation Charges	(116)	—	(153)	—%	100%
Goodwill and Equity Investment Impairment	(25)	(161)	—	84%	—%
Gain (Loss) on Sale of Businesses and Investments, Net	(6)	349	24	(102)%	1,354%
Other Items	(52)	(112)	(200)	54%	44%
Total Operating Income (Expense)	$(1,546)	$505	$523	(406)%	(3)%

Interest Expense, Net	$(468)	$(498)	$(516)	6%	3%
Currency Devaluation and Related Charges	(85)	(245)	(100)	65%	(145)%
Other Income (Expense), Net	3	(17)	(77)	118%	78%
Benefit (Provision) for Income Taxes	145	(284)	(144)	151%	(97)%
Net Loss per Diluted Share	(2.55)	(0.75)	(0.45)	(240)%	(67)%
Weighted Average Diluted Shares Outstanding	779	777	772	—%	(1)%
Depreciation and Amortization	1,200	1,371	1,402	12%	2%

Revenues

The following table contains the percentage distribution of our consolidated revenues by business groups for 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Formation Evaluation and Well Construction	55%	52%	52%
Completion and Production	37	40	38
Land Drilling Rigs	8	8	10
Total	100%	100%	100%

Consolidated Revenues

2015 vs 2014

Consolidated revenues decreased $5.5 billion, or 37%, in 2015 compared to 2014 across all our segments with declines of $3.4 billion, or 49%, in North America, $1.6 billion, or 23%, in our International segments and $529 million, or 43%, in Land Drilling Rigs. International revenues represent revenues of our regional segments other than North America and the Land Drilling Rigs segments. The decline in North America revenue is consistent with the 60% decrease in North American rig count since December 31, 2014 with significant declines across product lines, particularly pressure pumping, drilling tools, artificial lift, intervention services and drilling services. The decline in the North America segment was driven by a combination of lower activity and customer pricing pressure, with the largest decline primarily in the United States. The disposition of our engineered chemistry business on December 31, 2014 also negatively impacted revenues when compared to the prior year.

The decline in revenues in our International segments is in line with the decrease in international rig count of 16% since 2014 as well as declines in revenue from Europe/SSA/Russia and MENA/Asia Pacific due to pricing pressure and reduced activity across all our product lines. Lastly, our Latin America segment experienced lower activity particularly in the Well Construction and Formation Evaluation product lines.

The decline in our Land Drilling Rigs revenue is primarily attributable to the decline in drilling activity consistent with the rig count declines, decreases in new drilling activity and the 2014 disposal of our land drilling and workover rig operations in Russia and Venezuela.

2014 vs 2013

Consolidated revenues decreased $352 million, or 2%, in 2014 compared to 2013. International revenues decreased $511 million, or 7%, and our Land Drilling Rigs revenues decreased $303 million, or 20%, in 2014 compared to 2013, on a slight decrease in the 2014 annual international rig count and the disposal of our land drilling and workover rig operations in Russia and Venezuela. The decline in Europe/SSA/Russia, Latin America and Land Drilling Rigs revenues was aided by the disposal of our land drilling and workover rig operations in Russia and Venezuela and our pipeline services business. These divestitures were completed on July 31, 2014 and September 1, 2014, respectively. Latin America also experienced additional revenue declines related to the completion of project work in Mexico and the impact of our self-imposed capital discipline to reduce activity in Venezuela which impacted the first half of 2014. The international revenue decline was also attributable to our MENA/Asia Pacific segment due to lower activity on our remaining legacy contracts in Iraq and a reduction in scope of work on a project in China.

The decline in International revenue was partially offset by an increase in North America. Revenue in our North America segment increased $462 million, or 7%, in 2014 compared to the prior year, on an 6% increase in the 2014 annual North American rig count. The increased revenue was primarily due to higher demand for pressure pumping, artificial lift, completions and formation evaluation products and services.

Operating Income

2015 vs 2014

Consolidated operating income decreased $2.1 billion, or 406%, in 2015 compared to 2014. The decline in operating income is consistent with the reduction in activity resulting from the significant decline in both the price of oil and rig counts, which has put pressure on our pricing and has resulted in a lower volume of work.

Consolidated operating income for 2015 includes $1.2 billion of charges as follows:

•	$768 million of long-lived asset impairment charges and supply contract related charges;

•	$232 million of severance and restructuring charges;

•	$116 million of litigation charges primarily for the settlement of a lawsuit related to the restatement of our historical financial statements in previous years;

•	$58 million in professional and other fees, divestiture related charges and facility closures, loss on sale of businesses and investments, and other charges; and

•	$25 million of equity investment impairment charges.

For additional information regarding charges by segment, see the subsection entitled “Segment Results” and “Restructuring Charges” below.

2014 vs 2013

Consolidated operating income increased $18 million, or 3%, in 2014 compared to 2013. Consolidated operating income for 2014 includes the following charges:

•
$656 million of non-cash charges primarily for the impairment of long-lived assets and goodwill, of which $495 million is related to long-lived asset impairments and $161 million is related to goodwill impairments;

•	$331 million of severance and restructuring charges; and

•
$112 million in charges incurred in conjunction with the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations and our redomestication from Switzerland to Ireland.

Partially offsetting these charges in 2014 was a $349 million gain on sale of businesses and investments, which includes gains on the disposition of our engineered chemistry and Integrity drilling fluids businesses, Proserv investment and pipeline and specialty services business, offset by a loss on the sale of our land drilling and workover rig operations in Russia and Venezuela.

Excluding, from both years, the impairment charges for long-lived assets and goodwill, restructuring charges, the $153 million of FCPA settlement charge in 2013 and the gain on the sale of businesses and investments in both years our consolidated adjusted operating income increased $491 million, or 75%, in 2014 compared to 2013, primarily due to improvements in our geographic segments partially offset by the decline in the Land Drilling Rigs segment.

•
North America operating income increased $178 million, or 22%, in 2014 driven by the higher revenues from increased demand and improved pricing from our pressure pumping, completions and formation evaluation product lines and a lower cost structure achieved through our reduction in workforce and closure of less profitable locations.

•
MENA/Asia Pacific operating income increased $177 million, or 285%, primarily due to decreased operating costs related to lower activity on our remaining legacy contract in Iraq, the completion of another legacy Iraq contract earlier in 2014 and a gain of $16 million from the acquisition of an additional 30% ownership interest in a joint venture in China.

•
Europe/SSA/Russia operating income increased $101 million, or 38%, in 2014, which was largely attributable to improvements in activity in Europe and continued growth in Sub-Sahara Africa, generally across all product lines.

•
Latin America operating income increased 6% largely related to focus on higher margin activity in Argentina and Brazil with improvements in pressure pumping, formation evaluation and well construction services partially offset by lower demand for our artificial lift and formation evaluation services resulting from the completion of project work in Mexico and our self-imposed capital discipline driven activity reductions in Venezuela during the first half of 2014.

•
Land Drilling Rigs operating income decreased $70 million, or 212%, in 2014 compared to 2013 primarily the result of the sale of our Russian Land Drilling Rigs business, slight decrease in the international rig count, and facility closure costs related to the 2014 restructuring plan.

Gain (Loss) on Sale of Businesses and Investments, Net

During 2015, we did not recognize any material net gain or loss on sale of businesses and investments. During 2014, we recognized a $349 million net gain on sale of businesses and investments, which includes a $250 million gain on the disposition of our engineered chemistry and Integrity drilling fluids businesses, a $65 million gain on the disposition of our Proserv investment and a $49 million gain on the disposition of our pipeline and specialty services business. These gains were partially offset by a $15 million loss on the sale of our land drilling and workover rig operations in Russia and Venezuela.

During 2013, we recognized a $24 million net gain on sale of businesses and investments, which included an $18 million gain on the disposition of our remaining interest in Borets International Limited (“Borets”) and a $6 million gain on the disposition of our industrial screens business.

Currency Devaluation and Related Charges

In 2015, currency devaluations and related charges were $85 million and are included in current earnings in the line captioned “Currency Devaluation and Related Charges” on the accompanying Consolidated Statements of Operations. In 2015, currency devaluation and related charges reflect the impacts of the continued devaluation of the Angolan kwanza of $39 million and Argentine peso of $11 million and the recognized remeasurement charges related to the Venezuelan bolivar of $26 million and the Kazakhstani tenge of $9 million. The Angolan kwanza charges reflect currency devaluations of approximately 24% in 2015. The devaluation of the Argentine peso was due to the modifying of currency control restrictions on purchasing foreign currencies by the Argentine Central Bank. The cumulative depreciation of the Kazakhstani tenge was 46% during 2015 after the National Bank of Kazakhstan abandoned its peg of the tenge to the U.S. dollar. The Venezuelan bolivar charge reflects remeasurement charges when we began using the exchange rate published by the Venezuelan currency exchange system known as the “Marginal Currency System” or SIMADI. The SIMADI opened for trading February 12, 2015, replacing the Venezuela’s Supplementary Foreign Currency Administration System auction rate (“SICAD II”) mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange.

In 2014 and 2013, we recognized charges of $245 million and $100 million, respectively, on the devaluation of the Venezuelan bolivar. As of December 31, 2014, we adopted the SICAD II daily auction rate of approximately 50 Venezuelan bolivars per U.S. dollar. This rate was used at December 31, 2014 for the purposes of remeasuring Venezuelan bolivar denominated assets and liabilities (primarily cash, accounts receivables, trade payables and other current liabilities). The 2013 devaluation was due to the Venezuelan government changing the official exchange rate of the bolivar from 4.3 per dollar to 6.3 per dollar for all goods and services.

Segment Results

North America

2015 vs 2014

Revenues in our North America segment decreased $3.4 billion, or 49%, in 2015 compared to 2014 primarily due to the 60% decline in the North America rig count since December 31, 2014. The decline in revenue in 2015 was driven by lower activity and pricing pressure that broadly impacted all product lines, particularly pressure pumping, drilling tools, artificial lift, intervention services and drilling services. The disposition of our engineered chemistry business on December 31, 2014 also negatively impacted revenues when compared to the prior year.

Total revenues in the U.S. were $2.9 billion in 2015, $5.6 billion in 2014 and $5.1 billion in 2013. The remaining revenues of our North America segment of $630 million in 2015, $1.3 billion in 2014 and $1.2 billion in 2013, were derived from our operations in Canada.

Operating income in our North America segment decreased $1.3 billion, or 131%, in 2015 compared to 2014. Operating margins were (9)% in 2015 compared to 15% in 2014. The same factors contributing to the decline in revenues directly contributed to the decline in operating income. During 2015, we recognized inventory write-down charges of $73 million and bad debt expense charges of $20 million.

2014 vs 2013

Revenues in our North America segment increased $462 million, or 7%, in 2014 compared to 2013. North America rig count increased 8% since December 31, 2013. The 2014 revenue increase was due to higher demand for pressure pumping, artificial lift, completion and formation evaluation products and services and improved pricing in North America across essentially all our core product lines. North America results were also positively impacted by less severe spring seasonality in Canada that resulted in increased productivity in Canada. Revenue in these core product lines had growth of approximately 8% for artificial lift and formation evaluation and 20% for pressure pumping and completions in 2014 compared to 2013.

Operating income increased $178 million, or 22%, in 2014 compared to 2013. The increase in operating income was driven by higher demand and improved pricing from pressure pumping, completions and formation evaluation product lines. Additionally, our decision to reduce our workforce and close lower margin operations this year improved our operating income. Operating margins were 15% in 2014 compared to 13% in 2013.

MENA/Asia Pacific

2015 vs 2014

Revenues in our MENA/Asia Pacific segment decreased $459 million, or 19%, in 2015 compared to 2014. The revenue decline affected most product lines although primarily intervention services, wireline, testing and production services, and well construction. The decline was attributable to lower revenues from our legacy Zubair contract in Iraq as it nears completion, lower activity in Yemen from the political disruption and lower activity levels in the Asia Pacific region, primarily in China, Indonesia and Malaysia. Pricing pressure also had an impact on the revenue decline. In addition, our lower revenues reflect the sale of the pipeline and specialty services business in September 2014.

Operating income decreased $143 million, or 124%, in 2015 compared to 2014. The decrease in operating income is primarily attributable to legacy contract project losses in Iraq, lower activity across most product lines and a gain on a step acquisition of a joint venture investment in China in 2014 that did not recur in 2015. The decline was also partially offset by improved profitability for the tubular running services line in 2015 and higher profitability resulting from the closure of unprofitable locations in 2014. During 2015, we recognized inventory write-down charges of $38 million and bad debt expense charges of $7 million.

2014 vs 2013

MENA/Asia Pacific revenues decreased $340 million, or 12%, in 2014 compared to 2013. The lower revenue for 2014 was primarily due to lower activity on legacy contracts in Iraq as a result of lower progress on our percentage-of-completion projects. In addition, we had reduced demand related to decreased activity in Australia and Indonesia, primarily from well construction and our non-core businesses. Furthermore, the 2014 revenues were impacted by a reduction of revenue due to a change in scope on a project in China accounted for under the percentage-of-completion method. Partially offsetting the decline in revenues were improvements across our product lines associated with increased demand for services in the Gulf Countries and Southeast Asia.

Operating income increased $177 million, or 285%, in 2014 compared to 2013. The increase in 2014 operating income was primarily due to decreased operating costs related to lower activity on our remaining legacy contracts in Iraq, the completion of a legacy Iraq contract earlier in 2014 and a gain of $16 million as a result of the acquisition of an additional 30% ownership interest in a joint venture in China. Additionally, our decision to reduce our workforce and close lower margin operations in 2014 improved our operating income. Partially offsetting the improvement in MENA/Asia Pacific operating income was the recognition of a $27 million loss resulting from a change in scope on the otherwise profitable project in China accounted for under the percentage-of-completion method.

Europe/SSA/Russia

2015 vs 2014

Revenues in our Europe/SSA/Russia segment decreased $596 million, or 28%, in 2015 compared to 2014. The decline in activity directly impacted the decline in revenues in all product lines due to lower demand and pricing pressure. The overall decline was led by Europe, primarily in Norway and Romania. The lower activity from continued project delays and cancellations in Angola and Gabon in Sub-Sahara Africa contributed to the revenue decline while the sale of the pipeline and specialty services and engineered chemistry product lines in the third and fourth quarters of 2014 also resulted in lower segment revenues.

Operating income decreased $194 million, or 53%, in 2015 compared to 2014. The decline was the direct impact of lower revenue activity and pricing pressure as mentioned above. During 2015, we recognized inventory write-down charges of $32 million and bad debt expense charges of $12 million.

2014 vs 2013

Revenues in our Europe/SSA/Russia segment increased $182 million, or 9%, in 2014 compared to 2013. The increase was driven by increased activity in Europe and new contract start-ups in Sub-Sahara Africa. The Europe and Sub-Sahara Africa regions realized strong performances due to increased demand primarily for our well construction, completions, and formation evaluation products and services. Revenues were down in Russia and the North Sea and due to the impact of a markedly weaker Russian ruble.

Operating income increased $101 million, or 38%, in 2014 compared to 2013. The operating income improvement was primarily attributable to the recovery in the region, improvements in activity in Europe and continued growth in SSA, generally across all product lines. Additionally, our decision to reduce our workforce and close lower margin operations in 2014 improved our operating income. Operating margins were 17% in 2014 and 14% in 2013.

Latin America

2015 vs 2014

Revenues in our Latin America segment decreased $536 million, or 23%, in 2015 compared to 2014. The decline in revenue is primarily due to reduced demand across our core product lines, primarily artificial lift, drilling services, intervention and pressure pumping in Mexico, Colombia, Venezuela and Ecuador, partially offset by an increase in sales in our managed-pressure drilling product line in Brazil.

Operating income decreased $85 million, or 25%, in 2015 compared to 2014. The same factors contributing to the decline in revenues directly contributed to the decline in operating income, which were partially offset by cost reduction initiatives in Mexico and a continued focus on higher margin activity in Brazil. During 2015, we recognized inventory write-down charges of $54 million and bad debt expense charges of $9 million.

2014 vs 2013

Revenues in our Latin America segment decreased $353 million, or 13%, and operating income increased $19 million, or 6%, in 2014 compared to 2013. The decline in revenues were largely related to a decline in activity associated with lower demand for our artificial lift and formation evaluation services resulting from the completion of project work in Mexico and our self-imposed capital discipline driven activity reductions in Venezuela, which impacted the first half of the year. The increase in operating income was largely due to a continued focus on improved higher margin activity around unconventionals in Argentina and well construction services in Brazil. Operating margins were 15% in 2014 and 12% in 2013.

Land Drilling Rigs

2015 vs 2014

Revenues in our Land Drilling Rigs segment decreased $529 million, or 43%, in 2015 compared to 2014. The decrease is due to the sale of the Russian Land Drilling Rigs business in July 2014, in addition to the overall decrease in the international rig count and drilling activity, partially offset by improved activity in Oman and Kuwait. Operating loss decreased $90 million, or 87%, in 2015 compared to 2014. The decrease is primarily the result of improved drilling efficiencies in Iraq and Oman and contract termination fees in Chad and India while 2014 included facility closure costs that did not reoccur in 2015. During 2015, we recognized inventory write-down charges of $26 million.

2014 vs 2013

Revenues in our Land Drilling Rigs segment decreased $303 million, or 20%, in 2014 compared to 2013. The decrease was primarily driven by the decrease in the international rig count, which reduced drilling activity and the sale of the Russian Rigs business in July 2014. Operating income decreased $70 million, or 212%, in 2014 compared to 2013. The decrease is primarily the result of the sale of our Russian Land Drilling Rigs business and facility closure costs related to the 2014 restructuring plan.

Interest Expense, Net

Interest expense, net decreased $30 million, or 6%, in 2015 compared to 2014 primarily due to a reduction in our debt balance as a result of lower net debt from divestiture proceeds received in 2014 and the repurchase of certain senior notes in 2014 and 2015. Interest expense, net decreased $18 million, or 3%, in 2014 compared to 2013 primarily due to repayments of our higher coupon senior notes partially offset by an increase in lower cost short-term borrowings in 2014.

Other Income/Expense, Net

Other income, net was $3 million in 2015, and other expense, net was $17 million and $77 million in 2014 and 2013, respectively. In 2015, other income was driven by gains on the repurchase of certain senior notes offset by foreign currency exchange losses due to the strengthening U.S. dollar compared to our foreign denominated operations.

In 2014, other expense, net represents foreign currency exchange losses due to the weakening of foreign currencies of our foreign denominated operations compared to the U.S. Dollar, partially offset by gains on the repurchase of certain senior notes. In 2013, other expense, net primarily represent foreign currency exchange losses due to the strengthening U.S. dollar compared to our foreign denominated operations partially offset by the changes in fair value of our foreign currency forward contracts and cross-currency swap contracts.

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

Our income tax benefit in 2015 was $145 million compared to an income tax provision of $284 million in 2014 and $144 million in 2013, respectively, which resulted in an effective tax rate of 7%, (111)% and (85)%, respectively. In 2015, we had a tax benefit of $145 million on a loss before income taxes of $2.1 billion. The tax benefit was favorably impacted by a U.S. loss, which included restructuring impairment charges and a worthless stock deduction. Our results for 2015, includes $255 million of Land Drilling Rig impairment charges, $232 million of restructuring charges, $116 million of litigation settlements, $153 million of legacy project losses, $85 million of currency devaluation and related losses and $25 million of equity investment impairment, all with no significant tax benefit. In addition, we recorded a tax charge of $265 million for a non cash tax expense on distribution of subsidiary earnings.

In 2014, we had a tax provision of $284 million on a loss before income taxes of $255 million. Our results for 2014 included a $161 million goodwill impairment charge, a $245 million loss due to the devaluation of Venezuela bolivar and $72 million of project losses related to our early production facility contracts in Iraq, all of which provided no tax benefit. In addition, we incurred a $495 million long-lived assets impairment charge, with limited tax benefit. During 2014, we also sold our land drilling and workover rig operations in Russia and Venezuela, pipeline and specialty services business, engineered chemistry, Integrity drilling fluids business and our equity investment in Proserv for a total gain of approximately $349 million. Our results in 2014 include significant tax losses in Mexico, Venezuela, and Iraq and in 2013 include significant tax losses in Iraq upon which we recorded valuation allowances of $172 million and $134 million, respectively.

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

Our effective tax rate for these periods was also negatively impacted by the taxing regimes in certain countries and our operating structure. Several of the countries in which we operate, primarily in our MENA and SSA regions, tax us based on "deemed", rather than actual, profits. We are not currently profitable in certain of those countries, which results in us accruing and paying taxes based on a "deemed profit" instead of recognizing no tax expense or potentially recognizing a tax benefit. Our operating structure results in us paying withholding taxes on intercompany charges for items such as rentals, management fees, royalties, and interest as well as on applicable third party transactions. Such net withholding taxes were $101 million in 2015, $140 million in 2014 and $85 million in 2013 prior to possibly receiving a tax benefit in the jurisdiction of the payee. We also incur pre-tax losses in certain jurisdictions that do not have a corporate income tax and thus we are not able to recognize an income tax benefit on those losses.

Our effective tax rate improved in 2015 compared to 2014 primarily due to utilization of tax benefits on loss from operations, tax restructuring benefits and decrease in our reserve for uncertain tax positions due to audit settlements and statute expirations, offset by additional valuation allowances booked on non U.S. deferred tax assets and a tax charge for a non cash tax expense on distribution of subsidiary earnings. Our effective tax rate increased from 2013 to 2014 primarily due to the sale of our non-core businesses during the year, non-tax deductible losses, such as the Venezuela bolivar devaluation, Iraq project losses and goodwill impairment, which are partially offset by the decrease of our reserve for uncertain tax benefits due to settlements and statute expirations.

Restructuring Charges

In the first quarter of 2014, we announced a cost reduction plan (“the 2014 Plan”), which included a worldwide workforce reduction of 6,300 people and other cost reduction measures. In the fourth quarter of 2014, in response to the significant decline in the price of crude oil and our anticipation of a lower level of exploration and production spending in 2015, we initiated an additional plan (“the 2015 Plan”) to reduce our overall costs and workforce to better align with anticipated activity levels. In 2015, we completed a reduction in force targeting 14,000 employee positions and realized annualized cost savings of $973 million from this cost reduction initiative. In response to the continued significant decline in the price of crude oil and the continued decline in the anticipated level of exploration and production spending in 2016, we initiated a reduction in force plan to reduce our overall costs and workforce to align with the anticipated activity levels and expect to complete a workforce reduction of 6,000 employees in the first half of 2016 and estimate we will incur $75 million to $95 million of severance charges.

In connection with the 2015 Plan, we recognized restructuring charges of $232 million in 2015 and $58 million in 2014. Our restructuring charges during 2015 in connection with the 2015 Plan include termination (severance) benefits of $149 million, restructuring related asset charges of $64 million and other restructuring charges of $19 million. Restructuring related asset charges include asset write-offs of $26 million related to Yemen due to the political disruption and $38 million in other regions. Other restructuring charges include exit costs, contract termination costs, relocation costs and other associated costs. Our restructuring charges during 2014 in connection with the 2015 Plan include termination (severance) benefits of $58 million.

In connection with the 2014 Plan, we recognized restructuring charges of $273 million in 2014. Our restructuring charges during 2014 in connection with the 2014 Plan include restructuring related asset charges of $135 million, termination (severance) benefits of $114 million and other restructuring charges of $24 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

The impairments recognized in connection with the 2014 Plan primarily pertain to operations in our MENA region, where geopolitical issues and recent disruptions in North Africa, primarily Libya, resulted in the decisions in the third quarter of 2014 to exit certain businesses in selected markets. The 2014 Plan activities resulted in $106 million of cash payments in 2014.

As of December 31, 2015, we completed our planned headcount reductions and closures of underperforming operating locations in connection with the 2014 and 2015 Plans. The following tables present the components of the restructuring charges by segment and plan for the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$28	$24	$52
MENA/Asia Pacific	21	35	56
Europe/SSA/Russia	34	22	56
Latin America	38	2	40
Subtotal	121	83	204
Land Drilling Rigs	12	—	12
Corporate and Research and Development	16	—	16
Total	$149	$83	$232

	Year Ended December 31, 2014
		Other	Total
	Severance	Restructuring	Severance and
(Dollars in millions)	Charges	Charges	Other Charges
2014 Plan:
North America	$17	$27	$44
MENA/Asia Pacific	19	106	125
Europe/SSA/Russia	17	13	30
Latin America	29	7	36
Subtotal	82	153	235
Land Drilling Rigs	5	4	9
Corporate and Research and Development	27	2	29
2014 Plan Total	$114	$159	$273
2015 Plan:
North America	$32	$—	32
MENA/Asia Pacific	8	—	8
Europe/SSA/Russia	5	—	5
Latin America	12	—	12
Subtotal	57	—	57
Land Drilling Rigs	—	—	—
Corporate and Research and Development	1	—	1
2015 Plan Total	$58	$—	$58
Total	$172	$159	$331

Liquidity and Capital Resources

Cash Flows

At December 31, 2015, we had cash and cash equivalents of $467 million compared to $474 million at December 31, 2014 and $435 million at December 31, 2013. At December 31, 2015, cash and cash equivalents reflected a negative impact of $43 million related to the revaluation of cash balances held in the Venezuelan bolivar, Angolan kwanza, Argentine peso and the Kazakhstani tenge. At December 31, 2014, cash and cash equivalents reflected a $92 million charge due to the devaluation of the Venezuelan bolivar related to our decision to adopt the SICAD II exchange rate. The following table summarizes cash provided by (used in) each type of business activity, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Net Cash Provided by Operating Activities	$706	$963	$1,229
Net Cash Provided by (Used in) Investing Activities	(659)	330	(1,104)
Net Cash Provided by (Used in) Financing Activities	12	(1,180)	6

Operating Activities

Cash flows provided by operating activities were $706 million in 2015 compared to $963 million during 2014. The decrease in operating cash flow is primarily due to the reduction in income associated with the significant decline in drilling activity resulting from the significant decline in commodity prices and the net payment of $105 million related to the Freedman litigation.

Cash flows provided by operating activities was $963 million in 2014 compared to $1.2 billion in 2013. The cash provided by our operating activities in 2014 is a result of our positive operating results excluding the non-cash impact of $656 million in long-lived assets and goodwill impairment, the $245 million Venezuelan bolivar devaluation charge and $112 million of Land Drilling Rig business related write-down and reserve charges. The significant uses of operating cash in 2014 included over $340 million of completion and end of contract payments associated with our legacy percentage-of-completion contracts in Iraq and the payment of $253 million to settle the United Nations oil-for-food program governing sales of goods into Iraq and FCPA matters.

Cash flows provided by operating activities in 2013 were attributable to our positive operating income and improved net working capital operating cash flows of $186 million. Our net loss decreased by $436 million for 2013 compared to the net loss in 2012, primarily due to the non-cash charges related to the impairment of goodwill and equity investment which occurred in 2012 that did not recur in 2013.

Investing Activities

In 2015, our investing activities used cash of $659 million versus providing cash of $330 million in 2014 and used cash of $1.1 billion in 2013. Cash used in 2015 was primarily for capital expenditures for property, plant and equipment and was $682 million in 2015 compared to $1.45 billion in 2014. The amount we spend for capital expenditures varies each year based on the nature of our contracts, asset availability and our expectations with respect to industry activity levels in the following year. The significant reduction in capital expenditures is responsive to the severe downturn in the industry resulting from the decline in commodity prices and customer spending.

Investing activities in 2014 provided cash of $330 million primarily due to $1.8 billion in cash proceeds from the sale of businesses in 2014. Dispositions in 2014 included our land drilling and workover rig operations in Russia and Venezuela, pipeline and specialty services business, engineered chemistry and Integrity drilling fluids businesses and the disposal of all our shares in Proserv. In 2014, we also received net cash of $18 million from consolidation following the purchase of additional ownership interest in a joint venture in China. See “Note 2 – Business Combinations and Divestitures” for additional information regarding these transactions. While we expect to continue to make business acquisitions when strategically advantageous, our current focus is on disposition of businesses or capital assets that are no longer core to our long-term strategy.

In 2013, cash used in investing activities totaled $1.1 billion primarily for capital expenditures of $1.6 billion, partially offset by $488 million of cash proceeds from dispositions primarily from the sale of our 38.5% equity interest in Borets and our industrial screen business. Cash used for acquisitions of businesses and intellectual property in 2013 totaled $17 million.

Financing Activities

Our 2015 financing activities primarily consisted of the borrowing and repayment of short-term and long-term debt. Our short-term borrowings, net of repayments, were $505 million and total net long-term repayments were $470 million. In 2015, through a series of open market transactions, we repurchased certain of our senior notes with a total book value of $527 million. We recognized a cumulative gain of $84 million on these transactions in the line captioned “Other, Net” on the accompanying Consolidated Statements of Operations. See “Note 12 – Short-term Borrowings and Current Portion of Long-term Debt” and “Note 13 – Long-term Debt” for additional details of our financing activities. Our other financing activities in 2015 included dividends paid to noncontrolling partners in consolidated joint ventures of $49 million and proceeds from the exercise of stock options issued to our employees and directors of $26 million.

Our 2014 financing activities primarily consisted of repayment and repurchase of approximately $924 million of short-term debt and $259 million of long-term debt, including the repurchase of senior notes. In December 2014, through a series of open market transactions, we repurchased certain of our senior notes with a total book value of $138 million and recognized a gain of approximately $11 million.

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

Sources of Liquidity

Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, dispositions, and availability under committed lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. From time to time we may and have entered into transactions to factor accounts receivable or to dispose of businesses or capital assets that are no longer core to our long-term strategy.

Through our sales of assets and businesses in 2014 we realized $1.8 billion in sale proceeds, net of cash on the balance sheets of businesses sold. These proceeds contributed to the early repayment or repurchase of portions of our short-term and long-term debt in 2014 and 2015.

Revolving Credit Facility

At December 31, 2015, we had a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) that matures on July 13, 2017. The Credit Agreement can be used for a combination of borrowings, including support for our former commercial paper program and issuances of letters of credit. This agreement required that we maintain a debt-to-total capitalization ratio of less than 60%, and we were in compliance with this covenant at December 31, 2015 with a ratio of 55.6%, which is calculated as total consolidated indebtedness, net of derivative positions of $9 million, divided by total capitalization, including non-controlling interest balances and excluding $1.6 billion of foreign currency translation adjustments. At December 31, 2015, we had $1.3 billion available under the Credit Agreement. There were $16 million in outstanding letters of credit in addition to borrowings under the Credit Agreement. On February 1, 2016, we amended our Credit Agreement and reduced the limit of borrowings to $2 billion. The amended Credit Agreement requires that we maintain a debt-to-total capitalization ratio of less than 70% for the quarters ending March 31 and June 30, 2016, and less than 60% thereafter. In addition, we intend to renegotiate our Credit Agreement to extend the maturity date.

The following summarizes our availability under the Credit Agreement at December 31, 2015 (dollars in millions):

Facility	$2,250
Less uses of facility:
Revolving credit facility	967
Letters of credit	16
Availability	$1,267

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2015, we had $214 million in short-term borrowings under these arrangements with a weighted average interest rate of 2.0%, including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016 (with respect to $150 million) and June 20, 2016 (with respect to the remaining $30 million), with a LIBOR-based interest rate of 1.95% as of December 31, 2015. On April 9, 2015, the maturity date, we repaid the remaining balance of $175 million on our $400 million, 364-day term loan facility.

Ratings Services’ Credit Ratings

Our Standard & Poor’s Rating Services’ credit rating on our senior unsecured debt is currently BB+, and our short-term rating is B. On November 3, 2015, S&P lowered our credit rating to the current BB+ from BBB- and changed our outlook from negative to stable. Our Moody’s Investors Ratings Services’ credit rating on our unsecured debt is currently Ba1, and our short-term rating is SGL-2. On October 27, 2015, Moody Investors lowered our credit rating to the current Ba1 from Baa3 and changed our outlook from negative to stable. However, on January 21, 2016, Moody’s placed the company’s rating on review for downgrade. On April 15, 2015, Fitch Rating assigned a credit rating on our senior unsecured debt of BBB- and our short-term rating of F3, with a negative outlook. On January 25, 2016, Fitch Ratings lowered its credit rating on our senior unsecured debt to BB from BBB- and lowered our short-term rating to B from F3 and maintained its negative outlook. We have access and expect we will continue to have access to most credit markets.

Cash Requirements
During 2016, we anticipate our cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, severance and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and amounts to settle litigation related matters described in “Item 1A. – Risk Factors” and “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21 – Disputes, Litigation and Contingencies.” We anticipate funding these requirements from cash generated from operations, availability under our existing or additional credit facilities, and if completed, proceeds from disposals of businesses or capital assets. We anticipate that cash generated from operations will be augmented by working capital improvements driven by capital discipline including further inventory reductions. Capital expenditures for 2016 are projected to be approximately $300 million, which will be 56% lower than capital expenditures of $682 million in 2015. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2016. Expenditures are expected to be used primarily to supporting ongoing activities of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs.

Cash and cash equivalent of $467 million at December 31, 2015, are held by subsidiaries outside of Ireland.  Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax. However, in 2015 we recorded a $179 million tax charge to cover future planned distributions of subsidiary earnings to the U.S.

As of December 31, 2015, $149 million of our cash and cash equivalent balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and had limited U.S. Dollar conversions during 2015, causing our kwanza cash balance to increase throughout the year. Prolonged Angolan exchange limitations may limit our ability to repatriate earnings and expose us to additional exchange rate risk.

Accounts Receivable Factoring

From time to time we participate in factoring arrangements to sell accounts receivable to third party financial institutions. In 2015, under these arrangements we sold $78 million, received cash totaling of $77 million and recognized a loss of $0.2 million. We did not sell any accounts receivable in 2014. In 2013, under these arrangements we sold $215 million, received cash totaling $204 million and recognized a loss of $3 million. Our factoring transactions in 2015 and 2013 qualified for sale accounting under U.S. Generally Accepted Accounting Principles (“GAAP”) and all related proceeds are included in operating cash flows in our Consolidated Statements of Cash Flows.

Contractual Obligations

The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period
(Dollars in millions)	2016	2017 and 2018	2019 and 2020	Thereafter	Total
Short-term Debt	$1,181	$—	$—	$—	$1,181
Long-term Debt (a)	392	1,132	1,821	2,939	6,284
Interest on Long-term Debt	401	712	433	2,931	4,477
Noncancellable Operating Leases	349	382	164	277	1,172
Purchase Obligations	202	119	55	6	382
	$2,525	$2,345	$2,473	$6,153	$13,496

(a)
Amounts represent the expected cash payments of principal associated with our long-term debt. These amounts do not include the unamortized discounts or deferred gains on terminated interest rate swap agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $245 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations table above.

We have defined benefit pension and other post-retirement benefit plans covering certain of our U.S. and international employees. During 2015, we contributed approximately $6 million towards those plans and we anticipate funding approximately

$5 million during 2016. Our projected benefit obligations for our defined benefit pension and other post-retirement benefit plans were $245 million as of December 31, 2015.

Derivative Instruments

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. As of December 31, 2015 and 2014, we had net unamortized premiums of $23 million and $33 million, respectively, associated with fair value hedge swap terminations. These premiums are being amortized over the remaining term of the originally hedged debt as a reduction to interest expense. See “Note 15 – Derivative Instruments” to our Consolidated Financial Statements for additional details.

Cash Flow Hedges

We may use interest rate derivatives to mitigate our exposure to variability in forecasted cash flows due to changes in interest rates. In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from Accumulated Other Comprehensive Income (Loss) to interest expense over the remaining term of the debt. As of December 31, 2015 and 2014, we had net unamortized losses of $10 million and $11 million, respectively, associated with our cash flow hedge terminations.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. As of December 31, 2015 and 2014, we had outstanding foreign currency forward contracts with total notional amounts totaling $1.7 billion and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates. See “Note 15 – Derivative Instruments” for additional information.

Our foreign currency forward contracts and cross-currency swaps are not designated as hedges, and the changes in fair value of the contracts are recorded in current earnings each period in the line captioned “Other, Net” on the accompanying Consolidated Statements of Operations. See “Note 15 – Derivative Instruments” for additional information.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford International Ltd. (“Weatherford Bermuda”) and Weatherford International, LLC (“Weatherford Delaware”), including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2015, 2014 and 2013: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2015, 2014 and 2013: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. Our 364-day term loan facility was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of December 31, 2013. In 2014, we refinanced the 364-day term loan facility with a new 364-day term loan facility, which was an obligation of Weatherford Bermuda, was guaranteed by Weatherford Delaware as of December 31, 2014 and was repaid in 2015.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See guarantor financial information presented in “Note 24 – Consolidating Financial Statements.”

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of December 31, 2015, we had $791 million of letters of credit and performance and bid bonds outstanding, consisting of $626 million outstanding under various uncommitted credit facilities, $16 million of letters of credit outstanding under our Credit Agreement and $149 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facility, our available liquidity would be reduced by the amount called.

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

Business Combinations and Goodwill

Goodwill represents the excess of consideration paid over the fair value of net tangible and identifiable intangible assets acquired, and liabilities assumed in a business combination. Goodwill is allocated to Weatherford’s reporting units when initially acquired. Reporting units are operating segments or one level below the operating segment level. Our reporting units are based on our regions and include the United States, Canada, Latin America, Europe, SSA, Russia, MENA, Asia Pacific and Land Drilling Rigs. Land Drilling Rigs was separated into its own reportable segment and reporting unit in the first quarter of 2015 in order to align our business structure with management’s current view and future growth objectives.

Goodwill is not amortized but is evaluated for impairment. We perform an impairment test for goodwill annually as of October 1 or more frequently if indicators of potential impairment exist that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. We have the option to assess qualitative factors to determine if it is necessary to perform further goodwill impairment tests. If it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we must perform the first step of the goodwill impairment test. We also have the option to bypass the qualitative assessment at any time and perform the first step. Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values.

The fair value of our reporting units is determined using a combination of the income approach and the market approach. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows. The income approach requires us to make certain estimates and judgments. To arrive at our future cash flows, we use estimates of economic and market information, including growth rates in revenues and costs, working capital and capital expenditure requirements, and operating margins and tax rates. Several of the assumptions used in our discounted cash flow analysis are based upon our annual financial forecast. Our annual planning process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. Assumptions are also made for periods beyond the financial forecast period. The discount rate used in the income approach is determined using a weighted average cost of capital and reflects the risks and uncertainties in the cash flow estimates. The weighted average cost of capital includes a cost of debt and equity. The cost of equity is estimated using the capital asset pricing model, which includes inputs for a long-term risk-free rate, equity risk premium, country risk premium, and an asset beta appropriate for the assets in the reporting unit. The discount rates for our reporting units ranged from 10.50% to 17.25% as of our October 1, 2015 annual impairment test. The market approach estimates fair value using as a multiple of each reporting unit’s actual and forecasted earnings using earnings multiples of comparable publicly traded companies.

We used an independent valuation specialist in each of our annual impairment tests to assist us in our valuations under both methods. The final estimate of each reporting unit’s fair value is determined by using an appropriate weighting of the values from each method, where the income method was weighted heavier than the market method as we believe that the income method and assumptions therein are more reflective of a market participant’s view of fair value given current market conditions.

The fair values estimated using the income approach and the market approach cannot be directly compared to our market capitalization due to several factors, most importantly the premium that would be paid by a market participant to acquire a controlling interest in Weatherford, which is not reflected in the price of our publicly traded stock. The sum of the fair values of Weatherford’s reporting units’ implied a control premium of approximately 28% as of our October 1, 2015 testing date, which is consistent with observable control premiums in market transactions.

The fair values of all of our reporting units that have goodwill were in excess of their carrying value as of our October 1, 2015 annual impairment test. Considering declining oil prices and revisions to our forecasts during the fourth quarter 2015, we re-performed the first step of the goodwill impairment test as of December 31, 2015, and the fair values of all of our reporting units continued to exceed their carrying values as of that date.

Our estimates of fair value are sensitive to the aforementioned inputs to the valuation approaches. If any one of the above inputs changes, it could reduce the estimated fair value of the affected reporting unit and result in an impairment charge to goodwill. Some of the inputs, such as forecasts of revenue and earnings growth, are subject to change given their uncertainty. Other inputs, such as the discount rate used in the income approach and the valuation multiple used in the market approach, are subject to change as they are outside of our control. In the event that discount rates increased by more than 100 basis points for our United States reporting unit as of October 1, 2015, all else being equal, we expect that the resulting fair value would still exceed our reporting unit’s carrying value.

If the carrying value of a reporting unit’s goodwill exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying value of its goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation of the reporting unit’s assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the carrying value of a reporting unit’s goodwill, the recorded carrying value of goodwill is written down to the implied fair value.

Based on the results of our impairment tests, we recognized goodwill impairments of $161 million in 2014. We did not recognize a goodwill impairment charge in 2015.

In 2014, our annual goodwill impairment test indicated that the goodwill of the Land Drilling Rigs reporting units in Latin America, Europe and Asia Pacific was impaired. The results of our “step-one” analysis were accompanied by other indicators in the form of a decline in the anticipated utilization rates for our drilling rig fleet. Responsive to the impairment indicators noted, we performed a “step two” analysis, comparing the implied fair value of reporting units’ goodwill with the carrying value of their goodwill. The “step two” analysis indicated that the goodwill for these reporting units was fully impaired and we recognized an impairment loss of $40 million related to Land Drilling Rigs segment in Latin America, Europe and Asia Pacific.

In addition, during the second quarter of 2014, we engaged in negotiation to sell our land drilling and workover operations in Russia and Venezuela and we subsequently entered into an agreement to sell the businesses in July 2014. During this time frame we expected the sale would significantly impact the revenues and results of operations of our Russia reporting unit. Consequently, we considered the associated circumstances to assess whether an event or change had occurred that, more likely than not, reduced the fair value of our reporting units below their carrying amount. We concluded that the planned sale represented an indicator of impairment and we prepared the analysis necessary to identify the potential impairment and recognized the required impairment loss. The analysis indicated that the goodwill for the Russia reporting unit was impaired, and we recognized a goodwill impairment loss of $121 million, $95 million of which pertained to goodwill classified in current assets held for sale.

For further analysis and discussion of goodwill refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9 – Goodwill” of this Form 10-K.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment and definite-lived intangibles, comprise a significant amount of our assets. We must make estimates about the expected useful lives of the assets. The value of the long-lived assets is then amortized over its expected useful life. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived asset groups as follows:

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

Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate that we may not be able to recover the carrying amount of the asset. Factors that might indicate a long-lived asset may not be recoverable may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, the introduction of competing technologies, legal challenges, a reduction in the utilization rate of the assets, a change in industry conditions, or a reduction in cash flows driven by pricing pressure as a result of oversupply associated with the use of the long-lived asset. If these or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with, and are expected to arise from, the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require estimates based upon historical experience and future expectations. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, the asset is not recoverable and impairment is recognized to the extent the carrying amount exceeds the estimated fair value of the asset. The fair value of the asset is measured using market prices, or in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

Assets are grouped at the lowest level at which cash flows are identifiable and independent. We generally group operating assets by product line of the respective region. We have long-lived assets, such as facilities, utilized by multiple operating divisions that do not have identifiable cash flows and impairment testing for these long-lived assets is based on the consolidated entity.

A significant decline in crude oil prices contributed to lower anticipated exploration and production spending and a decline in the anticipated utilization rates for our assets. The decline and its impact on demand represent a significant adverse change in the business climate and an indication that some of our long-lived assets may not be recoverable. Based on the impairment indicators noted we performed an analysis of our long-lived assets in 2014 and 2015 and recorded long-lived and other asset impairment charges to adjust to fair value. See “Note 8 – Long-lived Asset Impairments” for additional information regarding the long-lived assets impairment.

We recognized total long-lived asset impairment charges of $638 million in 2015 with $383 million related to pressure pumping, drilling tools and wireline assets in North America segment and $255 million related to Land Drilling Rigs segment assets. In 2014 we recognized total long-lived and other asset impairments of $495 million, of which $352 million related to our Land Drilling Rig business and $143 million related to the sale of our land drilling and workover operations in Russia and Venezuela.

Management cannot predict the occurrence of future impairment-triggering events, so we continue to assess whether indicators of impairment to long-lived assets exist due to the current business conditions in the oilfield services industry.

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

During 2015, we recognized estimated project losses of $153 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these loss projects were $532 million at December 31, 2015. As of December 31, 2015, our percentage-of-completion project estimates include $116 million of claims revenue and $28 million of back charges. During 2015, an additional $32 million of claims revenue was included in our project estimates. Our costs in excess of billings as of December 31, 2015 were $6 million and are shown in the “Other Current Assets” line on our Consolidated Balance Sheets. We also have a variety of unapproved contract change orders or claims that are not included in our revenues as of December 31, 2015. The amounts associated with these contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is reasonably assured.

During 2014, we recognized estimated project losses of $72 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these projects were $379 million at December 31, 2014. As of December 31, 2014, our percentage-of-completion project estimates include $90 million of claims revenue and $24 million of back charges. Our costs in excess of billings as of December 31, 2014 were $128 million and are shown in the “Other Current Assets” line on the balance sheet. We had a variety of unapproved contract change orders or claims that were not included in our revenues as of December 31, 2014. During 2014, an additional $80 million of claims revenue was included in our project estimates and $26 million of our prior claims were approved.

During 2013, we recognized estimated project losses of $232 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. The total estimated losses on these projects were $307 million at December 31, 2013. As of December 31, 2013, our percentage-of-completion project estimates include $36 million of claims revenue and $82 million for liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project. We had a variety of unapproved contract change orders or claims that were not included in our revenues as of December 31, 2013.

 Although we have not yet met the recognition criteria for revenue recognition, we expect to vigorously pursue collection of the claims and reduction or elimination of the liquidated damages. Any benefits resulting from those efforts will be recognized when the criteria for the revenue recognition are met.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our income tax benefit in 2015 was $145 million compared to an income tax provision of $284 million in 2014 and $144 million in 2013, respectively, which resulted in an effective tax rate of 7%, (111)% and (85)%, respectively.

We recognize the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in over 100 countries through hundreds of legal entities. As a result, we are subject to numerous tax laws in the jurisdictions, and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions in which we operate are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), withholding taxes based on revenue, and other alternative minimum taxes. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of December 31, 2015, we had recorded reserves for uncertain tax positions of $195 million, excluding accrued interest and penalties of $50 million. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities.

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

Valuation Allowance for Deferred Tax Assets

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment.

We have considered various tax planning strategies that we would implement, if necessary, to enable the realization of our deferred tax assets; however, when the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to our income tax provision in the period in which the determination is made.

As of December 31, 2015, our gross deferred tax assets were $1.6 billion before a related valuation allowance of $868 million. As of December 31, 2014, our gross deferred tax assets were $1.2 billion before a related valuation allowance of $732 million. The gross deferred tax assets were also offset by gross deferred tax liabilities of $474 million and $573 million as of December 31, 2015 and 2014, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Significant judgment is involved in recognizing this allowance. The determination of the collectability requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectability is reasonably assured, as well as consideration of the overall business and political climate in which our customers operate. Provisions for doubtful accounts are recorded when it becomes evident that customer accounts are uncollectible. At December 31, 2015 and 2014, the allowance for doubtful accounts totaled $113 million, or 6%, and $108 million, or 3%, of total gross accounts receivable, respectively. In 2015, we recognized a charge for bad debt expense of $48 million attributable to our reporting segments. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions. However, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A 5% change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $6 million in 2015.

Inventory Reserves

Inventory represents a significant component of current assets and is stated at the lower of cost or market using either a first-in, first-out (“FIFO”) or average cost method. To maintain a book value that is the lower of cost or market, we maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we review inventory quantities on hand, future product demand, market conditions, production requirements and technological obsolesce. This review requires us to make judgments regarding potential future outcomes. At December 31, 2015 and 2014, inventory reserves totaled $288 million, or 11%, and $147 million, or 5%, of gross inventory, respectively. During 2015, we recognized a charge of $186 million for excess and obsolete inventory attributable to our reporting segments. We believe that our reserves are adequate to properly value potential excess, slow-moving and obsolete inventory under current conditions.

During 2014, we recognized a charge of $21 million for excess and obsolete inventory associated with rigs reporting units with the remaining charge attributable to our regional excess and obsolete inventory review. During 2013, we recognized a charge for excess and obsolete inventory of $62 million attributable to our reporting segments.

Disputes, Litigation and Contingencies

As of December 31, 2015, we have accrued an estimate of the probable and estimable cost to resolve certain legal and investigation matters. For matters not deemed probable and reasonably estimable, we have not accrued any amounts in accordance with U.S. GAAP. Our legal department manages all pending or threatened claims and investigations on our behalf. The estimate of the probable costs related to these matters is developed in consultation with internal and outside legal counsel. Our contingent loss estimates are based upon an analysis of potential results, assuming a combination of probable litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the issues. Whenever possible, we attempt to resolve these matters through settlements, mediation and arbitration proceedings if advantageous to us. If the actual settlement costs, final judgments or fines differ from our estimates, our future financial results may be adversely affected. For a more comprehensive discussion of our Disputes, Litigation and Contingencies, see “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21 – Disputes, Litigation and Contingencies.”

New Accounting Pronouncements

See “Note 1 – Summary of Significant Accounting Policies” to our Consolidated Financial Statements for additional information.

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

The currency devaluation and related charges resulting from certain devaluations and depreciation are included in the line captioned “Currency Devaluation and Related Charges” on the accompanying Consolidated Statements of Operations.

In 2015, currency devaluations and related charges were $85 million and reflects the impact of the continued devaluation of the Angolan kwanza of $39 million and Argentine peso of $11 million and the recognized remeasurement charges of $26 million related to the Venezuelan bolivar and Kazakhstani tenge of $9 million. The Angolan kwanza charges reflect currency devaluations of approximately 24% in 2015. After the National Bank of Kazakhstan abandoned its peg of the tenge to the U.S. dollar, the cumulative depreciation of the Kazakhstani tenge was 46% during 2015. The devaluation of the Argentine peso was due to the modifying of currency control restrictions on purchasing foreign currencies by the Argentine Central Bank. The Venezuelan bolivar charge reflects remeasurement charges when we began using the exchange rate published by the Venezuelan currency exchange system known as the “Marginal Currency System” or SIMADI, which opened for trading February 12, 2015, replacing the Venezuela’s SICAD II mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange.

In 2014 and 2013, we recognized charges of $245 million and $100 million respectively, on the devaluation of the Venezuelan bolivar. As of December 31, 2014, we adopted the SICAD II daily auction rate of approximately 50 Venezuelan bolivars per U.S. dollar. This rate was used at December 31, 2014 for the purposes of remeasuring Venezuelan bolivar denominated assets and liabilities (primarily cash, accounts receivables, trade payables and other current liabilities). The 2013 devaluation was due to the Venezuelan government changing the official exchange rate of the bolivar from 4.3 per dollar to 6.3 per dollar for all goods and services.

Potential Highly Inflationary Country

We have noted the concerns raised by the IMF relating to the accuracy of Argentina’s officially reported consumer price index. We are closely monitoring Argentina’s price index. As of December 31, 2015, we had a net monetary asset position denominated in Argentine pesos of $42 million, comprised primarily of accounts receivable and current liabilities. Any future change in the inflation rate in Argentina could cause us to change to a U.S. dollar functional currency, which would result in gains or losses on the Argentine peso denominated assets held by our subsidiaries for subsequent changes in the exchange rate.

Foreign Currency, Forward Contracts and Cross-Currency Swaps

Assets and liabilities of entities for which the functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date result in translation adjustments that are reflected in Accumulated Other Comprehensive Income (Loss) in the Shareholders’ Equity section on our Consolidated Balance Sheets. We recorded a $789 million and $763 million adjustment to decrease shareholders’ equity for 2015 and 2014, respectively, to reflect the change in the U.S. dollar against various foreign currencies.

As of December 31, 2015 and 2014, we had outstanding foreign currency forward contracts with total notional amounts aggregating $1.7 billion and $1.6 billion, respectively. These contracts were entered into in order to hedge our net monetary exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts owed associated with closed contracts at December 31, 2015 and 2014, resulted in a net liability of approximately $9 million and $5 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

Interest Rates

We are subject to interest rate risk on our long-term fixed-interest rate debt and variable-interest rate borrowings. Variable rate debt exposes us to short-term changes in market interest rates. Fixed rate debt exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease inversely to changes in interest rates.

Our senior notes that were outstanding at December 31, 2015 and 2014, and that were subject to interest rate risk consist of the following:

	December 31,
	2015		2014
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.50% Senior Notes due 2016	$350	$351	$352	$362
6.35% Senior Notes due 2017	604	585	607	643
6.00% Senior Notes due 2018	499	463	498	533
9.625% Senior Notes due 2019	1,014	965	1,018	1,180
5.125% Senior Notes due 2020	771	626	798	793
4.50% Senior Notes due 2022	644	484	715	642
6.50% Senior Notes due 2036	449	291	556	520
6.80% Senior Notes due 2037	257	180	298	286
7.00% Senior Notes due 2038	459	347	497	493
9.875% Senior Notes due 2039	247	213	247	312
6.75% Senior Notes due 2040	460	327	596	562
5.95% Senior Notes due 2042	372	263	478	407
Total	$6,126	$5,095	$6,660	$6,733

During 2015, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.125% senior notes, 5.95% senior notes, 6.5% senior notes, 6.75% senior notes, 6.80% senior notes and 7.00% senior notes with a total book value of $527 million. We recognized a cumulative gain of approximately $84 million on these transactions. In December 2014, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes and 6.5% senior notes with a an aggregate book value of $138 million and recognized a gain of approximately $11 million.

We have various capital lease and other long-term debt instruments of $154 million at December 31, 2015, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $1.2 billion at December 31, 2015 approximates their fair value.

As it relates to our variable rate debt, if market interest rates increase by an average of 1% from the rates as of December 31, 2015, interest expense for 2015 would increase by approximately $12 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. For purposes of this sensitivity analysis, we assumed no changes in our capital structure.

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

Amounts paid or received upon termination of the interest rate swaps represent the fair value of the agreements at the time of termination. Derivative gains and losses are recognized each period in current earnings or other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge relationship, and if so, the type of hedge.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Weatherford International plc:

We have audited the accompanying consolidated balance sheets of Weatherford International plc and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weatherford International plc and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weatherford International plc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 16, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Weatherford International plc:

We have audited Weatherford International plc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weatherford International plc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Weatherford International plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weatherford International plc and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 16, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
February 16, 2016

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars and shares in millions, except per share amounts)	2015	2014	2013
Revenues:
Products	$3,573	$6,059	$6,007
Services	5,860	8,852	9,256
Total Revenues	9,433	14,911	15,263

Costs and Expenses:
Cost of Products	3,433	4,942	4,480
Cost of Services	4,588	6,519	7,822
Research and Development	231	290	265
Selling, General and Administrative Attributable to Segments	1,353	1,727	1,728
Corporate General and Administrative	227	290	316
Long-Lived Asset Impairments and Other Related Charges	768	495	—
Goodwill and Equity Investment Impairment	25	161	—
Severance and Restructuring Charges	232	331	—
Litigation Charges	116	—	153
Loss (Gain) on Sale of Businesses and Investments, Net	6	(349)	(24)
Total Costs and Expenses	10,979	14,406	14,740

Operating Income (Loss)	(1,546)	505	523

Other Income (Expense):
Interest Expense, Net	(468)	(498)	(516)
Currency Devaluation and Related Charges	(85)	(245)	(100)
Other, Net	3	(17)	(77)

Loss Before Income Taxes	(2,096)	(255)	(170)
Benefit (Provision) for Income Taxes	145	(284)	(144)
Net Loss	(1,951)	(539)	(314)
Net Income Attributable to Noncontrolling Interests	34	45	31
Net Loss Attributable to Weatherford	$(1,985)	$(584)	$(345)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(2.55)	$(0.75)	$(0.45)

Weighted Average Shares Outstanding:
Basic & Diluted	779	777	772

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Net Loss	$(1,951)	$(539)	$(314)
Other Comprehensive Loss, Net of Tax:
Foreign Currency Translation	(789)	(673)	(353)
Defined Benefit Pension Activity	28	(19)	2
Other	1	(2)	1
Other Comprehensive Loss	(760)	(694)	(350)
Comprehensive Loss	(2,711)	(1,233)	(664)
Comprehensive Income Attributable to Noncontrolling Interests	34	45	31
Comprehensive Loss Attributable to Weatherford	$(2,745)	$(1,278)	$(695)

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and shares in millions, except par value)	2015	2014
Current Assets:
Cash and Cash Equivalents	$467	$474
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $113 in 2015 and $108 in 2014	1,781	3,015
Inventories, Net	2,344	3,087
Prepaid Expenses	343	357
Deferred Tax Assets	165	303
Other Current Assets	464	708
Total Current Assets	5,564	7,944

Property, Plant and Equipment:
Land, Buildings and Leasehold Improvements	1,780	1,836
Rental and Service Equipment	8,702	9,714
Machinery and Other	2,432	2,468
Property, Plant and Equipment, Gross	12,914	14,018
Less: Accumulated Depreciation	7,235	6,895
Property, Plant and Equipment, Net	5,679	7,123

Goodwill	2,803	3,011
Other Intangible Assets, Net	356	440
Equity Investments	76	106
Other Non-current Assets	309	265
Total Assets	$14,787	$18,889

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,582	$727
Accounts Payable	948	1,736
Accrued Salaries and Benefits	406	425
Income Taxes Payable	203	230
Other Current Liabilities	892	909
Total Current Liabilities	4,031	4,027

Long-term Debt	5,879	6,798
Other Non-current Liabilities	512	1,031
Total Liabilities	10,422	11,856

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 779 shares and 774 shares at December 31, 2015 and 2014, respectively	1	1
Capital in Excess of Par Value	5,502	5,411
Retained Earnings	442	2,427
Accumulated Other Comprehensive Loss	(1,641)	(881)
Weatherford Shareholders’ Equity	4,304	6,958
Noncontrolling Interests	61	75
Total Shareholders’ Equity	4,365	7,033
Total Liabilities and Shareholders’ Equity	$14,787	$18,889

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2012	$775	$4,674	$3,356	$163	$(182)	$32	$8,818

Net Income (Loss)	—	—	(345)	—	—	31	(314)
Other Comprehensive Loss	—	—	—	(350)	—	—	(350)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(27)	(27)
Equity Awards Granted, Vested and Exercised	—	(68)	—	—	145	—	77
Excess Tax Benefit of Share-Based Compensation Plans	—	(1)	—	—	—	—	(1)
Other	—	(5)	—	—	—	5	—
Balance at December 31, 2013	775	4,600	3,011	(187)	(37)	41	8,203

Net Income (Loss)	—	—	(584)	—	—	45	(539)
Other Comprehensive Loss	—	—	—	(694)	—	—	(694)
Consolidation of Joint Venture	—	—	—	—	—	27	27
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(39)	(39)
Change in Common Shares, Treasury Shares and Paid in Capital Associated with Redomestication	(778)	750	—	—	39	—	11
Equity Awards Granted, Vested and Exercised	4	54	—	—	(2)	—	56
Excess Tax Benefit of Share-Based Compensation Plans	—	7	—	—	—	—	7
Other	—	—	—	—	—	1	1
Balance at December 31, 2014	1	5,411	2,427	(881)	—	75	7,033

Net Income (Loss)	—	—	(1,985)	—	—	34	(1,951)
Other Comprehensive Loss	—	—	—	(760)	—	—	(760)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(48)	(48)
Equity Awards Granted, Vested and Exercised	—	91	—	—	—	—	91
Balance at December 31, 2015	$1	$5,502	$442	$(1,641)	$—	$61	$4,365

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Cash Flows From Operating Activities:
Net Loss	$(1,951)	$(539)	$(314)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,200	1,371	1,402
Long-Lived Asset Impairments	638	495	—
Goodwill and Equity Investment Impairment	25	161	—
Restructuring and Other Asset Related Charges	396	135	—
Divestiture Related and Other Charges	—	112	—
Currency Devaluation and Related Charges	85	245	100
U.S. Government Investigation Loss	—	—	153
Employee Share-Based Compensation Expense	73	56	66
Bad Debt Expense	48	27	102
Loss (Gain) on Sale of Businesses, Net	6	(349)	6
Deferred Income Tax Benefit	(448)	(66)	(33)
Excess Tax Benefits from Share-Based Compensation	—	(7)	1
Other, Net	74	75	10
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	1,031	78	(12)
Inventories	349	(167)	129
Other Current Assets	128	(80)	(65)
Accounts Payable	(813)	(150)	69
Billings in Excess of Costs and Estimated Earnings	(1)	(126)	(154)
Other Current Liabilities	(65)	(219)	(185)
Other, Net	(69)	(89)	(46)
Net Cash Provided by Operating Activities	706	963	1,229

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(682)	(1,450)	(1,575)
Acquisitions of Businesses, Net of Cash Acquired	(14)	18	(8)
Acquisition of Intellectual Property	(8)	(5)	(9)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	(3)	—
Proceeds from Sale of Assets and Businesses, Net	45	1,770	488
Net Cash Provided by (Used in) Investing Activities	(659)	330	(1,104)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	4	—	3
Repayments of Long-term Debt	(474)	(259)	(603)
Borrowings (Repayments) of Short-term Debt, Net	505	(924)	612
Excess Tax Benefits from Share-Based Compensation	—	7	(1)
Proceeds from Sale of Executive Deferred Compensation Plan Treasury Shares	—	22	—
Other Financing Activities, Net	(23)	(26)	(5)
Net Cash Provided by (Used in) Financing Activities	12	(1,180)	6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(66)	(74)	4

Net Increase (Decrease) in Cash and Cash Equivalents	(7)	39	135
Cash and Cash Equivalents at Beginning of Year	474	435	300
Cash and Cash Equivalents at End of Year	$467	$474	$435

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization and Nature of Operations

Weatherford International plc (“Weatherford Ireland”), an Irish public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a multinational oilfield service company. Weatherford is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. We operate in over 100 countries, which are located in nearly all of the oil and natural gas producing regions in the world. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

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

Change in Reportable Segments

During the first quarter of 2015, we changed our business structure to better align with management’s current view and future growth objectives. This change involved separating our Land Drilling Rigs business into a reportable segment resulting in a total of five reportable segments. We have recast prior periods to conform to the current business segment presentation. See “Note 23 – Segment Information” for additional information.

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

Major Customers and Credit Risk

Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform on-going credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain allowances for potential credit losses, and actual losses have historically been within our expectations. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of our international sales are to large international or national oil companies and these sales have resulted in a concentration of receivables from certain national oil companies in Latin America. As of December 31, 2015, our receivables from Latin America customers accounted for 38% of our net outstanding accounts receivable balance with $205 million due from Petroleos de Venezuela, S.A. (“PDVSA”) and $47 million due from Petroleos Mexicanos (“Pemex”). In 2013, we accepted bonds with a face value of $127 million from PDVSA in full settlement of $127 million in trade receivables. Upon receipt, we immediately sold, in a series of transactions, these bonds for a loss of $58 million. During 2015, 2014 and 2013, no individual customer accounted for more than 10% of our consolidated revenues.

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

Our depreciation expense was $1.1 billion, $1.3 billion and $1.3 billion for the years ended December 31, 2015, 2014 and 2013, respectively. We classify our rig assets as “Rental and Service Equipment” on the Consolidated Balance Sheets.

The estimated useful lives of our major classes of property, plant and equipment are as follows:

Major Classes of Property, Plant and Equipment	Estimated Useful Lives
Buildings and leasehold improvements	10 – 40 years or lease term
Rental and service equipment	2 – 20 years
Machinery and other	2 – 12 years

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment. We perform an impairment test for goodwill annually as of October 1 or more frequently if indicators of potential impairment exist that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. We have the option to assess qualitative factors to determine if it is necessary to perform the first step of the impairment test. If it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, further testing is not required. We also have the option to bypass the qualitative assessment at any time and perform the first step.

If the fair value of a reporting unit is less than the recorded book value of the reporting unit’s net assets (including goodwill), then a hypothetical purchase price allocation is performed on the reporting unit’s assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the implied fair value of goodwill is less than the recorded amount of goodwill, the recorded goodwill is written down to the new amount.

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

Long-Lived Assets

We initially record our long-lived assets at cost, and review on a regular basis to determine whether any events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, the introduction of competing technologies, legal challenges, a reduction in the utilization rate of the assets, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We estimate the fair value of the asset using market prices when available or, in the absence of market prices, based on an estimate of discounted cash flows or replacement cost. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset.

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

Derivative Financial Instruments

We record derivative instruments on the balance sheet at their fair value as either an asset or a liability. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge relationship, and if so, the type of hedge.

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

For our subsidiaries that have a functional currency that differs from the currency of their balances and transactions, inventories, property, plant and equipment and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured using historical exchange rates. All monetary assets and liabilities are remeasured at current exchange rates. All revenues and expenses are translated at average exchange rates. Remeasurement gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. We had foreign currency losses, net of gains and losses on foreign currency derivatives (See “Note 15 – Derivative Instruments”), but excluding currency devaluations and other related charges of the Venezuelan bolivar fuertes (“bolivar”), the Angolan kwanza, Argentinian peso and Kazakhstani tenge, of $53 million, $18 million and $66 million in 2015, 2014 and 2013, respectively. The gain or loss related to individual foreign currency transactions and gains and losses on foreign currency derivatives, excluding the currency devaluations and other related charges, is included in “Other, Net” on our Consolidated Statements of Operations.

Currency Devaluation and Related Charges

In 2015, currency devaluations and related charges resulting from certain devaluations and depreciation were $85 million and are included in the line captioned “Currency Devaluation and Related Charges” on the accompanying Consolidated Statements of Operations. These charges reflect the impacts of the continued devaluation of the Angolan kwanza of $39 million, the recognized remeasurement charges of $26 million related to the Venezuelan bolivar, $11 million related to the devaluation of the Argentina peso and $9 million related to the depreciated Kazakhstani tenge.

At December 31, 2015 our net monetary asset position denominated in Angolan kwanza and Argentine peso was approximately $144 million and $42 million, respectively. The net monetary positions denominated in Venezuelan bolivar and Kazakhstani tenge were not material.

In 2014 and 2013, we recognized charges of $245 million and $100 million, respectively, on the devaluation of the Venezuelan bolivar. The loss related to the devaluation of foreign currency transactions is included in “Currency Devaluation and Related Charges” in our Consolidated Statements of Operations. Our 2014 charges of $245 million were related to our adoption of the SICAD II exchange rate provided by Venezuela’s Supplementary Foreign Currency Administration System approximately of 50 Venezuelan bolivars per U.S. dollar, and our 2013 charges of $100 million were related to the devaluation of the official Venezuelan exchange rate of the bolivar from 4.3 per dollar to 6.3 per dollar for all goods and services.

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

Our services and products are generally sold based upon purchase orders, contracts or other persuasive evidence of an arrangement with our customers that include fixed or determinable prices but do not generally include right of return provisions or other significant post-delivery obligations. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications. Revenue is recognized for products upon delivery and when the customers assume the risks and rewards of ownership. Revenue is recognized for services when they are rendered. Both contract drilling and pipeline service revenue is contractual by nature and generally governed by day-rate based contracts. We recognize revenue for day-rate contracts as the services are rendered.

We may receive up-front payments for preparation and mobilization of equipment and personnel in connection with new drilling contracts, which are deferred along with any directly related incremental costs incurred directly related to preparation and mobilization. The deferred revenue and costs are recognized over the primary contract term using the straight-line method. Costs of relocating equipment without contracts are expensed as incurred. Demobilization fees received are recognized, along with any related expenses, upon completion of contracts.

We incur rebillable expenses including shipping and handling, third-party inspection and repairs, and customs costs and duties. We recognize the revenue associated with these rebillable expenses when reimbursed by customers as Product Revenues and all related costs as Cost of Products in the accompanying Consolidated Statements of Operations.

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

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The new standard will be effective for us beginning with the first quarter of 2017. Early adoption is permitted. We are evaluating the impact that this new standard will have on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective for us beginning with the first quarter of 2017, and will be applied prospectively.  Early adoption is permitted.  We are evaluating the impact that this new standard will have on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for us beginning with the first quarter of 2016. We do not expect the impact of our pending adoption to have a material effect on our Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09. Revenue from Contracts with Customers (Topic 606), which will require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. ASU 2014-09 permits either a retrospective application or a cumulative effect transition method. We have not yet selected the application date or a transition method, and we are currently evaluating the impact our adoption of this standard would have on our Consolidated Financial Statements.

2.  Business Combinations and Divestitures

Acquisitions

From time to time, we acquire businesses we believe are important to our long-term strategy. Results of operations for acquisitions are included in the accompanying Consolidated Statements of Operations from the date of acquisition. The balances included in the Consolidated Balance Sheets related to current year acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. The purchase price for the acquisitions is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. We did not complete any material acquisitions or divestitures during the year ended December 31, 2015.

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

In May 2012, we acquired a company that designs and produces well completion tools. Our purchase consideration included a contingent consideration arrangement valued at approximately $15 million at December 31, 2015 that is expected to be settled in early 2016. This contingent consideration arrangement is dependent on the acquired company’s revenue and is marked to market through current earnings in each reporting period prior to settlement. The liability is valued using Level 3 inputs.

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

The following amounts related to our engineered chemistry and Integrity drilling fluids businesses have been segregated from our Consolidated Statements of Operations and Consolidated Statement of Cash Flows:

	Year Ended December 31,
(Dollars in millions)	2014	2013
Income Before Income Taxes	$57	$58

The carrying amounts of the major classes of assets and liabilities of our engineered chemistry and Integrity drilling fluids businesses divested are as follows:

December 31,
(Dollars in millions)	2014
Assets:
Accounts Receivable, Net	$48
Inventory, Net	99
Property, Plant and Equipment, Net	55
Goodwill	270
Other Intangible Assets, Net	43
Other Assets	1
Total Assets	$516

Liabilities:
Accounts Payable	$32
Deferred Tax Liabilities	10
Other Liabilities	2
Total Liabilities	$44

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

3. Restructuring Charges

In 2015, due to the significant decline in the price of crude oil and our anticipation of a lower level of exploration and production spending in 2015, we initiated a plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2015 Plan”) includes a workforce reduction and other cost reduction measures initiated across our geographic regions. During 2015, we increased the expected workforce reduction by 75% from the originally planned workforce reduction due to the continued weakness in the price and demand of crude oil, as well as lower than expected exploration and production spending in 2015.

In connection with the 2015 Plan, we recognized restructuring charges of $232 million in 2015 and $58 million in 2014. Our restructuring charges during 2015 in connection with the 2015 Plan include termination (severance) benefits of $149 million, restructuring related asset charges of $64 million and other restructuring charges of $19 million. Restructuring related asset charges include asset write-offs of $26 million related to Yemen due to the political disruption and $38 million in other regions. Other restructuring charges include exit costs, contract termination costs, relocation costs and other associated costs. Our restructuring charges during 2014 in connection with the 2015 Plan include termination (severance) benefits of $58 million.

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

As of December 31, 2015, we completed our planned headcount reductions and closures of underperforming operating locations in connection with the 2014 and 2015 Plans. The following tables present the components of the restructuring charges by segment and plan for the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$28	$24	$52
MENA/Asia Pacific	21	35	56
Europe/SSA/Russia	34	22	56
Latin America	38	2	40
Subtotal	121	83	204
Land Drilling Rigs	12	—	12
Corporate and Research and Development	16	—	16
Total	$149	$83	$232

	Year Ended December 31, 2014
		Other	Total
	Severance	Restructuring	Severance and
(Dollars in millions)	Charges	Charges	Other Charges
2014 Plan:
North America	$17	$27	$44
MENA/Asia Pacific	19	106	125
Europe/SSA/Russia	17	13	30
Latin America	29	7	36
Subtotal	82	153	235
Land Drilling Rigs	5	4	9
Corporate and Research and Development	27	2	29
2014 Plan Total	$114	$159	$273
2015 Plan:
North America	$32	$—	32
MENA/Asia Pacific	8	—	8
Europe/SSA/Russia	5	—	5
Latin America	12	—	12
Subtotal	57	—	57
Land Drilling Rigs	—	—	—
Corporate and Research and Development	1	—	1
2015 Plan Total	$58	$—	$58
Total	$172	$159	$331

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of the 2014 Plan and 2015 Plan that will be paid pursuant to the respective arrangements and statutory requirements.

	At December 31, 2015
	2015 Plan		2014 Plan		Total Severance
		Other		Other	and Other
	Severance	Restructuring	Severance	Restructuring	Restructuring
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
North America	$7	$—	$—	$1	$8
MENA/Asia Pacific	7	—	—	4	11
Europe/SSA/Russia	9	8	—	1	18
Latin America	1	—	—	—	1
Subtotal	24	8	—	6	38
Land Drilling Rigs	—	—	—	—	—
Corporate and Research and Development	8	—	5	—	13
Total	$32	$8	$5	$6	$51

The following table presents the restructuring accrual activity for the year ended December 31, 2015.

		Year Ended December 31, 2015
(Dollars in millions)	Accrued Balance at December 31, 2014	Charges	Cash Payments	Other	Accrued Balance at December 31, 2015
2015 Plan:
Severance liability	$53	$149	$(168)	$(2)	$32
Other restructuring liability	—	19	(12)	1	8
2014 Plan:
Severance liability	14	—	(7)	(2)	5
Other restructuring liability	12	—	(6)	—	6
Total severance and other restructuring liability	$79	$168	$(193)	$(3)	$51

4.  Supplementary Information

Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Interest paid, net of capitalized interest	$477	$511	$525
Income taxes paid, net of refunds	331	386	442

In 2015, currency devaluation and related charges reflect the impacts of the continued devaluation of the Angolan kwanza and Argentine peso and the recognized remeasurement charges related to the Venezuelan bolivar and the Kazakhstani tenge resulting in a $85 million pre-tax charge of which $43 million negatively impacted cash. The Angolan kwanza charges reflect currency devaluations in 2015 and the Kazakhstan tenge depreciated after the National Bank of Kazakhstan abandoned its peg of the tenge to the U.S. dollar. The devaluation of the Argentine peso was due to the modifying of currency control restrictions on purchasing foreign currencies by the Argentine Central Bank. The Venezuelan bolivar charge reflects remeasurement charges when we began using the latest Venezuelan currency exchange system known as the “Marginal Currency System” or SIMADI. The SIMADI opened for trading February 12, 2015, replacing the Venezuela Supplementary Foreign Currency Administration System auction rate (“SICAD II”) mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange.

In December 2014, we remeasured our Venezuelan bolivar denominated monetary assets and liabilities (primarily cash, accounts receivables, trade payables and other current liabilities) to the SICAD II exchange rate of 50 Venezuelan bolivars per U.S. dollar resulting in a $245 million pre-tax charge of which $92 million was related to the remeasurement of cash held in Venezuelan bolivar.

5.  Percentage-of-Completion Contracts

During 2015, we recognized an estimated project loss of $153 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. The total estimated loss on these projects was $532 million at December 31, 2015.

As of December 31, 2015, our percentage-of-completion project estimate includes $116 million of claims revenue and $28 million of back charges. During 2015, an additional $32 million of claims revenue was included in our project estimates. Our costs in excess of billings as of December 31, 2015 were $6 million and are shown in the “Other Current Assets” line on our Consolidated Balance Sheets. We also have a variety of unapproved contract change orders or claims that are not included in our revenues as of December 31, 2015. The amounts associated with these contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is reasonably assured.

During 2014, we recognized estimated project losses of $72 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these projects were $379 million at December 31, 2014. As of December 31, 2014, our percentage-of-completion project estimates include $90 million of claims revenue and $24 million of back charges. Our costs in excess of billings as of December 31, 2014 were $128 million and are shown in the “Other Current Assets” line on the balance sheet. We had a variety of unapproved contract change orders or claims that were not included in our revenues as of December 31, 2014. During 2014, an additional $80 million of claims revenue was included in our project estimates and $26 million of our prior claims were approved.

During 2013, we recognized estimated project losses of $232 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. The total estimated losses on these projects were $307 million at December 31, 2013. As of December 31, 2013, our percentage-of-completion project estimates include $36 million of claims revenue and $82 million for liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project. We had a variety of unapproved contract change orders or claims that were not included in our revenues as of December 31, 2013.

6.  Accounts Receivable Factoring

From time to time we participate in factoring arrangements to sell accounts receivable to third party financial institutions. In 2015, under these arrangements we sold $78 million, received cash totaling $77 million and recognized a loss of $0.2 million. We did not sell any accounts receivable during 2014. In 2013, under these arrangements we sold $215 million, received cash totaling $204 million and recognized a loss of $3 million. Our factoring transactions in 2015 and 2013 qualified for sale accounting and all related proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.
7.  Inventories, Net

Inventories, net of reserves, by category were as follows:

	December 31,
(Dollars in millions)	2015	2014
Raw materials, components and supplies	$172	$194
Work in process	61	135
Finished goods	2,111	2,758
	$2,344	$3,087

Work in process and finished goods inventories include cost of materials, labor and manufacturing overhead. During 2015, 2014, and 2013, we recognized charges for excess and obsolete inventory totaling $186 million, $113 million and $62 million, respectively.

8.  Long-Lived Asset Impairments

We recognized total long-lived impairment charges of $638 million in 2015 due to the continued weakness in crude oil prices contributing to lower exploration and production spending and a decline in the utilization of our assets. The decline in oil prices and its impact on demand represented a significant adverse change in the business climate and an indication that these long-lived assets may not be recoverable. Based on the presence of impairment indicators, we performed an analysis of these asset groups and recorded long-lived asset impairment charges to adjust the assets to fair value.

During the second quarter of 2015, we recognized long-lived asset impairment charges of $124 million in our pressure pumping assets of our North America segment. In the fourth quarter of 2015 we recorded impairment charges of $126 million, $72 million and $61 million, respectively, to our drilling tools, pressure pumping and wireline assets in our North America segment and $255 million in our Land Drilling Rigs segment. The fair value of our drilling tools, pressure pumping, and wireline assets were estimated using a combination of the income approach, the cost approach, and the market approach. See “Note 14 – Fair Value of Financial Instruments, Assets and Equity Investments” for additional information regarding the fair value determination.

In the fourth quarter of 2014, a significant decline in crude oil prices contributed to lower anticipated exploration and production spending and a decline in the anticipated utilization of our drilling rig fleet. Based on the impairment indicators noted we performed an analysis of our drilling rig fleet and recorded long-lived asset impairment charges of $352 million to adjust the assets of our Land Drilling Rig business to fair value. The impairment charges included the impairment of our drilling rigs and certain related intangible assets. To determine the fair value of these assets we utilized an income approach.

In July 2014, we completed the sale of our rig operations in Russia and Venezuela. We expected the sale would significantly impact the revenues and results of operations of our Russia reporting unit. As a result of our commitment to sell, we recorded a $143 million long-lived assets impairment charge during the second quarter of 2014.

9.  Goodwill

In 2015, our annual goodwill impairment test indicated that goodwill was not impaired. In 2014, our annual goodwill impairment test indicated that the goodwill of the Land Drilling Rigs reporting units in Latin America, Europe and Asia Pacific was impaired. The results of our “step-one” analysis were accompanied by other indicators in the form of a decline in the anticipated utilization rates for our drilling rig fleet. Responsive to the impairment indicators noted, we performed a “step two” analysis, comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The “step two” analysis indicated that the goodwill for these reporting units was fully impaired and we recognized an impairment loss of $40 million related to Land Drilling Rigs segment in Latin America, Europe and Asia Pacific.

In addition, during the second quarter of 2014, we engaged in negotiations to sell our land drilling and workover operations in Russia and Venezuela, and we subsequently entered into an agreement to sell the business in July 2014. During this time frame we expected the sale would significantly impact the revenues and results of operations of our Russia reporting unit, and consequently, we considered the associated circumstances to assess whether an event or change had occurred that, more likely than not, reduced the fair value of our reporting units below their carrying amount. We concluded that the planned sale represented an indicator of impairment, and we prepared the analysis necessary to identify the potential impairment and recognize any necessary impairment loss. The analysis indicated that the goodwill for the Russia reporting unit was impaired, and we recognized a goodwill impairment loss of $121 million, $95 million of which pertained to goodwill that had been reclassified during 2014 into current assets held for sale. See “Note 2 – Business Combinations and Divestitures” for additional information regarding the non-cash impairment charges to our assets held for sale.

The changes in the carrying amount of goodwill by reportable segment for the two years ended December 31, 2015 and 2014, were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Land Drilling Rigs	Total
Balance at December 31, 2013	$1,981	$196	$753	$304	$56	$3,290
Impairment	—	—	(26)	—	(40)	(66)
Acquisitions	—	6	—	—	—	6
Purchase price and other adjustments	1	—	8	—	(14)	(5)
Foreign currency translation	(86)	(7)	(112)	(7)	(2)	(214)
Balance at December 31, 2014	$1,896	$195	$623	$297	$—	$3,011

Acquisitions	3	—	—	—	—	3
Purchase price and other adjustments	—	1	—	—	—	1
Foreign currency translation adjustments	(143)	(6)	(50)	(13)	—	(212)
Balance at December 31, 2015	$1,756	$190	$573	$284	$—	$2,803

10.  Other Intangible Assets

The components of intangible assets were as follows:

	December 31, 2015			December 31, 2014

	Gross		Net	Gross			Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated		Intangible
(Dollars in millions)	Amount	Amortization	Assets	Amount	Amortization	Impairment	Assets
Acquired technology	$386	$(291)	$95	$420	$(287)	—	$133
Licenses	234	(176)	58	242	(169)	—	73
Patents	233	(123)	110	232	(117)	—	115
Customer relationships and contracts	198	(139)	59	205	(122)	(5)	78
Other	88	(54)	34	85	(38)	(6)	41
	$1,139	$(783)	$356	$1,184	$(733)	$(11)	$440

Additions to intangible assets were $26 million and $5 million for the years ended December 31, 2015 and 2014, respectively. During 2014 we recognized impairment charges to indefinite lived trademarks, as well as other intangible asset impairments primarily related to our Land Drilling Rigs business.

Amortization expense was $88 million, $108 million and $120 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2015 is expected to be as follows (dollars in millions):

Period	Amount
2016	$64
2017	57
2018	46
2019	38
2020	31

11.  Equity Investments

Our equity investments in unconsolidated affiliates were $76 million and $106 million for the years ended December 31, 2015 and 2014, respectively. Equity in earnings of unconsolidated affiliates for the years ended December 31, 2015, 2014 and 2013 totaled $3 million, $9 million and $37 million, respectively.

During 2015, we prepared analyses to determine the fair value of our equity investments in less than majority owned entities. Upon completion of these valuations, we determined that the fair value attributable to certain equity investments were significantly below its carrying value. We assessed this decline in value as other than temporary and recognized an impairment loss of $25 million. See “Note 14 – Fair Value of Financial Instruments, Assets and Equity Investments” for additional information regarding the fair value determination.

During 2014, we sold our interests in Proserv, resulting in a gain on the sale of $65 million. In 2013, we sold our interest in Borets resulting in a gain on the sale of $18 million (see “Note 2 – Business Combinations and Divestitures”).

12.  Short-term Borrowings and Current Portion of Long-term Debt

Our short-term borrowings and current portion of long-term debt consists of the followings:

	December 31,
(Dollars in millions)	2015	2014
Commercial paper program	$—	$245
Revolving credit facility	967	—
364-day term loan facility	—	175
Other short-term bank loans	214	257
Total short-term borrowings	1,181	677
Current portion of long-term debt	401	50
Short-term borrowings and current portion of long-term debt	$1,582	$727
Weighted average interest rate on short-term borrowings outstanding at end of year	2.7%	1.4%

Revolving Credit Facility

At December 31, 2015, we had a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) that matures on July 13, 2017. The Credit Agreement can be used for a combination of borrowings, including support for our former commercial paper program and issuances of letters of credit. This agreement required that we maintain a debt-to-total capitalization ratio of less than 60%, and we were in compliance with this covenant at December 31, 2015. On February 1, 2016, we amended our Credit Agreement and reduced borrowing limit to $2 billion. The amended Credit Agreement requires that we maintain a debt-to-total capitalization ratio of less than 70% for the quarters ending March 31 and June 30, 2016, and 60% thereafter.

At December 31, 2015, we had $1.3 billion available under the Credit Agreement. There were $16 million in outstanding letters of credit in addition to borrowings under the Credit Agreement.

364-Day Term Loan Facility
On April 9, 2015, we repaid the remaining $175 million balance of our $400 million, 364-day term loan facility with a syndicate of banks. Previously in 2014, proceeds from this 364-day term loan facility were used to refinance our prior 364-day term loan facility and had substantially similar terms and conditions to our prior 364-day term loan facility.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At December 31, 2015, we had $214 million in short-term borrowings under these arrangements, including $180 million borrowed under a credit agreement entered into in March 2014 that matures on March 20, 2016 (with respect to $150 million) and June 20, 2016 (with respect to the remaining $30 million), with a LIBOR-based weighted average interest rate of 1.95% as of December 31,

2015. In addition, at December 31, 2015, we had $626 million of letters of credit under various uncommitted facilities and $149 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us.

The carrying value of our short-term borrowings approximates their fair value as of December 31, 2015. The current portion of long-term debt at December 31, 2015, is primarily related to our 5.5% senior notes maturing February 2016 and our capital leases.

13. Long-term Debt

We have issued various senior notes, all of which rank equally with our existing and future senior unsecured indebtedness, which have semi-annual interest payments and no sinking fund requirements. Our Long-term Debt consisted of the following:

	December 31,
(Dollars in millions)	2015	2014
5.50% Senior Notes due 2016	$350	$352
6.35% Senior Notes due 2017	604	607
6.00% Senior Notes due 2018	499	498
9.625% Senior Notes due 2019	1,014	1,018
5.125% Senior Notes due 2020	771	798
4.50% Senior Notes due 2022	644	715
6.50% Senior Notes due 2036	449	556
6.80% Senior Notes due 2037	257	298
7.00% Senior Notes due 2038	459	497
9.875% Senior Notes due 2039	247	247
6.75% Senior Notes due 2040	460	596
5.95% Senior Notes due 2042	372	478
4.82% secured borrowing	9	12
Capital and other lease obligations	116	136
Other	29	40
Total Senior Notes and other debt	6,280	6,848
Less amounts due in one year	401	50
Long-term debt	$5,879	$6,798

The following is a summary of scheduled Long-term Debt maturities by year (dollars in millions):

2016	$401
2017	630
2018	514
2019	1,005
2020	812
Thereafter	2,918
$6,280

In 2015, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.125% senior notes, 5.95% senior notes, 6.5% senior notes, 6.75% senior notes, 6.80% senior notes and 7.00% senior notes with a total book value of $527 million. We recognized a cumulative gain of approximately $84 million on these transactions in the line captioned “Other, Net” on the accompanying Consolidated Statements of Operations.

In December 2014, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes and 6.5% senior notes with an aggregate book value of $138 million and recognized a gain of approximately $11 million in the line captioned “Other, Net” on the accompanying Consolidated Statements of Operations.

14.  Fair Value of Financial Instruments, Assets and Equity Investments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the contingent consideration discussed in “Note 2 – Business Combinations and Divestitures” and our derivative instruments discussed in “Note 15 – Derivative Instruments,” we had no assets or liabilities measured and recognized at fair value on a recurring basis at December 31, 2015 and 2014.

Fair Value of Other Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will generally exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued and will generally be less than the carrying value when the market rate is greater than the interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets.

The fair value and carrying value of our senior notes were as follows:

	December 31,
(Dollars in millions)	2015	2014
Fair value	$5,095	$6,733
Carrying value	6,126	6,660

Fair Value Measurements on Impairments

During 2015, long-lived assets related to pressure pumping, drilling tools, wireline, and land drilling rigs were impaired and written down to their estimated fair values. The level 3 fair values of the long-lived assets were determined using a combination of the income approach, the cost approach and the market approach, which used inputs that included replacement costs (unobservable), physical deterioration estimates (unobservable), projections of estimated future operating cash flows (unobservable), discount rates for the applicable assets and market sales data for comparable assets. Also during 2015, an equity method investment was impaired and written down to its fair value. The equity investment level 3 fair value was determined using an income based approach utilizing estimates of future cash flow, discount rate, long-term growth rate, and marketability discount, all of which were unobservable.

During the second quarter of 2014, long-lived assets in the rig operations in Russia and Venezuela and goodwill for the Russia reporting unit were impaired and written down to their estimated fair values. The level 3 fair value of the long-lived assets in the rig operations was determined using the market approach that considered the estimated sales price of those businesses. The goodwill level 3 fair value was determined using a combination of the income and market approaches with observable inputs that consisted of earnings multiples and unobservable inputs that included estimates of future cash flows, discount rate, long-term growth rate, and control premiums. During the fourth quarter of 2015, we impaired to the fair values of certain land drilling rigs and related intangible assets, The level 3 fair values were determined using an income approach that considered the remaining estimated cash flows of the associated assets, which were unobservable.

15.  Derivative Instruments

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

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the fixed-rate debt. The interest rate swap is recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt is also adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on the fixed-rate debt is amortized to interest expense over the remaining term of the debt.

 As of December 31, 2015 and 2014, we had net unamortized premiums on fixed-rate debt of $23 million and $33 million, respectively, associated with fair value hedge swap terminations. These premiums are being amortized over the remaining term of the originally hedged debt as a reduction of interest expense which are included in the line captioned “Interest Expense, Net” on the accompanying Consolidated Statements of Operations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from Accumulated Other Comprehensive Income (Loss) to interest expense over the remaining term of the debt. As of December 31, 2015 and 2014, we had net unamortized losses of $10 million and $11 million, respectively, associated with our cash flow hedge terminations.

Foreign Currency Derivative Instruments

At December 31, 2015 and 2014, we had outstanding foreign currency forward contracts with total notional amounts aggregating $1.7 billion and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

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

The total estimated fair values of these foreign currency forward contracts and amounts receivable or owed associated with closed foreign currency contracts and the total estimated fair value of our cross-currency contracts are as follows:

	December 31,
(Dollars in millions)	2015	2014	Classifications
Derivative assets not designated as hedges:
Foreign currency forward contracts	$5	$12	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(14)	(17)	Other Current Liabilities
Cross-currency swap contracts	—	(5)	Other Liabilities

The amount of derivative instruments’ gain or (loss) on the Consolidated Statements of Operations is in the table below.

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013	Classification
Foreign currency forward contracts	$(115)	$(22)	$(12)	Other, Net
Cross-currency swap contracts	13	16	13	Other, Net

16.  Shareholders’ Equity

Changes in our Issued and Treasury shares during the years ended December 31, 2015, 2014 and 2013, were as follows:

(Shares in millions)	Issued	Treasury
Balance at December 31, 2012	840	(79)
Equity awards granted, vested and exercised	—	6
Balance at December 31, 2013	840	(73)
Change in Shares Associated with Redomestication	(840)	71
Issuance of Weatherford Ireland Shares	774	—
Equity awards granted, vested and exercised	—	2
Balance at December 31, 2014	774	—
Equity awards granted, vested and exercised	5	—
Balance at December 31, 2015	779	—

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

Accumulated Other Comprehensive Loss

The following table presents the changes in our accumulated other comprehensive loss by component for the year ended December 31, 2015 and 2014:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at January 1, 2014	$(140)	$(38)	$(9)	$(187)
Other comprehensive income before reclassifications	(763)	(21)	—	(784)
Reclassifications	90	2	—	92
Other	—	—	(2)	(2)
Net activity	(673)	(19)	(2)	(694)
Balance at December 31, 2014	(813)	(57)	(11)	(881)
Other comprehensive income before reclassifications	(789)	28	—	(761)
Reclassifications	—	—	1	1
Net activity	(789)	28	1	(760)
Balance at December 31, 2015	$(1,602)	$(29)	$(10)	$(1,641)

The other comprehensive income before reclassifications from the defined benefit pension component of other comprehensive income for the year ended December 31, 2015 relates primarily to the conversion of one of our international pension plans from a defined benefit plan to a defined contribution plan. In addition, other comprehensive income reflects the reclassification of our deferred loss on derivatives related to the early redemption of our senior notes.

The reclassification from the currency translation adjustment component of other comprehensive income includes $90 million from the sale of our land drilling and workover rig operations in Russia and Venezuela and pipeline and specialty service businesses. This amount was recognized in the “Gain on Sale of Businesses and Investments, Net” line in our Consolidated Statements of Operations for the year ended December, 31 2014.

17.  Earnings per Share

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

The following discloses basic and diluted weighted average shares outstanding:

	Year Ended December 31,
(Shares in millions)	2015	2014	2013
Basic and Diluted weighted average shares outstanding	779	777	772

Our basic and diluted weighted average shares outstanding for the years ended December 31, 2015, 2014 and 2013, are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the years ended December 31, 2015, 2014 and 2013, exclude potential shares for stock options, restricted shares and performance units outstanding as we have net losses for those periods and their inclusion would be anti-dilutive. The following table discloses the number of anti-dilutive shares excluded:

	Year Ended December 31,
(Shares in millions)	2015	2014	2013
Anti-dilutive potential shares	3	5	5

18. Share-Based Compensation

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

The provisions of each award vary based on the type of award granted and are determined by the Compensation Committee of our Board of Directors. Those awards, such as stock options that are based on a specific contractual term, will be granted with a term not to exceed 10 years. Upon grant of an RSA, the recipient has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares, but not the right to disposition prior to vesting. Recipients of RSU awards do not have the rights of a shareholder until such date as the shares are issued or transferred to the recipient. As of December 31, 2015, approximately 17 million shares were available for grant under our incentive plans.

Share-Based Compensation Expense

We recognized the following share-based compensation expense during each of the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Share-based compensation	$73	$56	$66
Related tax benefit	14	12	11

Options

Stock options were granted with an exercise price equal to or greater than the fair market value of our shares as of the date of grant. We used the Black-Scholes option pricing model to determine the fair value of stock options awarded. The estimated fair value of our stock options was expensed over their vesting period, which was generally one to four years. There were no stock options granted during 2015, 2014 or 2013. The intrinsic value of stock options exercised during 2015, 2014 and 2013 was $15 million, $13 million and $12 million, respectively. We received cash proceeds of $26 million from the exercise of stock options during the year ended December 31, 2015. All options were fully vested.

A summary of option activity for the year ended December 31, 2015, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2014	6,643	$9.52	1.18 years	$23,500
Exercised	(4,066)	6.35
Expired	(74)	9.56
Outstanding and Vested at December 31, 2015	2,503	14.67	0.93 years	36

Exercisable at December 31, 2015	15	5.94	0.74 years	36

Restricted Share Awards and Restricted Share Units

RSAs and RSUs vest based on continued employment, generally over a two to five-year period. The fair value of RSAs and RSUs is determined based on the closing price of our shares on the date of grant. The total fair value, less assumed forfeitures, is expensed over the vesting period. The weighted-average grant date fair value of RSAs and RSUs granted during the years ended December 31, 2015, 2014 and 2013 was $11.94, $18.98 and $13.49, respectively. The total fair value of RSAs and RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $37 million, $52 million and $61 million, respectively. As of December 31, 2015, there was $120 million of unrecognized compensation expense related to unvested RSAs and RSUs, which is expected to be recognized over a weighted average period of two years. A summary of RSA and RSU activity for the year ended December 31, 2015 is presented below:

	RSA	Weighted Average Grant Date Fair Value	RSU	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-Vested at December 31, 2014	2,254	$15.31	4,300	$17.21
Granted	—	—	10,492	11.94
Vested	(1,111)	15.12	(1,981)	16.53
Forfeited	(272)	17.55	(847)	13.71
Non-Vested at December 31, 2015	871	14.85	11,964	12.94

Performance Units

The performance units we granted in 2015 and 2014 vest over three years and the performance units we granted prior to 2014 vest at the end of a three-year period assuming continued employment and the Company’s achievement of certain market-based performance goals. Depending on the performance levels achieved in relation to the predefined targets, shares may be issued for up to 225% of the units awarded. If the established performance goals are not met, the performance units will expire unvested and no shares will be issued. The grant date fair value of the performance units we have granted was determined through use of the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation during the year ended December 31, 2015, included a risk-free rate of 0.51%, volatility of 46.1% and a zero dividend yield. The weighted-average grant date fair value of the performance units we granted during the years ended December 31, 2015, 2014 and 2013 was $10.45, $14.31 and $10.81, respectively. For the year ended December 31, 2015, we did not issue any shares. The total fair value of shares issued in connection with performance units during the years ended December 31, 2014 and 2013 was $11 million and $8 million, respectively. For the year ended December 31, 2014 and 2013, 541 thousand and 1.3 million shares of stock were issued, respectively, for the performance units related to the departure of certain former executive officers. As of December 31, 2015, there was $13 million of unrecognized compensation expense related to performance units, which is expected to be recognized over a weighted average period of one year.

A summary of performance unit activity for the year ended December 31, 2015, is presented below:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested at December 31, 2014	1,948	$12.74
Granted	1,561	10.45
Vested	—	—
Forfeited	(652)	14.14
Non-vested at December 31, 2015	2,857	11.17

19.  Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $66 million, $79 million and $73 million in 2015, 2014 and 2013, respectively. The decrease in employer contributions in 2015 compared to 2014 relates to the reduction in force initiative implemented during the year.

We have defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees.  Plan benefits are generally based on factors such as age, compensation levels and years of service. Early in 2015, we converted one of our larger defined benefit plans to a defined contribution plan. As a result, amounts shown for 2015 are significantly lower than previous years. Net periodic benefit cost related to these plans totaled $9 million, $18 million and $20 million in 2015, 2014 and 2013, respectively. The projected benefit obligations on a consolidated basis were $245 million and $325 million as of December 31, 2015 and 2014, respectively. Curtailments and settlements totaling $63 million and currency fluctuations of $17 million were the main components reducing the obligation during the year. The fair values of plan assets on a consolidated basis (determined primarily using Level 2 inputs) were $121 million and $161 million as of December 31, 2015 and 2014, respectively. Settlements were the primary factor contributing to the decrease in assets this year. The net underfunded obligation was substantially all recorded within Other Noncurrent Liabilities at each balance sheet date. Additionally, consolidated amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost were $38 million and $75 million as of December 31, 2015 and 2014, respectively. The decrease in other comprehensive loss year over year is due primarily to pre-tax curtailment and settlement gains of $30 million resulting from the conversion of our defined benefit plan to a defined contribution plan, as mentioned above, and also our reduction in force initiatives.

The weighted average assumption rates used for benefit obligations were as follows:

Year Ended December 31,
	2015	2014
Discount rate:
United States plans	1.00% - 4.25%	1.00% - 4.00%
International plans	2.30% - 8.00%	1.65% - 7.00%
Rate of compensation increase:
United States plans	—	—
International plans	2.00% - 3.20%	2.00% - 3.30%

During 2015 and 2014, we contributed $6 million and $14 million, respectively, to our defined benefit pension and other post-retirement benefit plans. In 2016, we expect to contribute approximately $5 million to those plans.

20. Income Taxes

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

Our income tax (provision) benefit from continuing operations consisted of the following:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Total current provision	$(303)	$(350)	$(177)
Total deferred benefit	448	66	33
(Provision) Benefit for Income Taxes	$145	$(284)	$(144)

The difference between the income tax (provision) benefit at the Swiss federal income tax rate and the income tax (provision) benefit attributable to “Loss Before Income Taxes” for each of the three years ended December 31, 2015, 2014 and 2013 is analyzed below:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Swiss federal income tax rate at 7.83%	$164	$20	$13
Tax on operating earnings subject to rates different than the Swiss federal income tax rate	411	(70)	89
Tax on divestitures gains subject to different tax rate	—	(109)	—
Non-cash tax expense on distribution of subsidiary earnings	(265)	—	—
Change in valuation allowance	(159)	(222)	(264)
Change in uncertain tax positions	(6)	97	18
(Provision) Benefit for Income Taxes	$145	$(284)	$(144)

Our income tax benefit in 2015 was $145 million on a loss before income taxes of $2.1 billion. The tax benefit was favorably impacted by a U.S. loss, which included restructuring, impairment charges and a worthless stock deduction. Our results for 2015 include $255 million of Land Drilling Rig impairment charges, $232 million of restructuring charges, $116 million of litigation settlements, $153 million of legacy project losses, $85 million of currency devaluation and related losses and $25 million of equity investment impairment, all with no significant tax benefit. In addition, we recorded a tax charge of $265 million for a non-cash tax expense on distribution of subsidiary earnings.

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

The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,
(Dollars in millions)	2015	2014
Net operating losses carryforwards	$972	$600
Accrued liabilities and reserves	190	235
Tax credit carryforwards	102	103
Employee benefits	52	70
Inventory	64	70
Other differences between financial and tax basis	267	108
Valuation allowance	(868)	(732)
Total deferred tax assets	779	454
Deferred tax liabilities:
Property, plant and equipment	(53)	(324)
Intangible assets	(209)	(206)
Deferred Income	(21)	(22)
Undistributed Subsidiary Earnings	(179)	—
Other differences between financial and tax basis	(12)	(21)
Total deferred tax liabilities	(474)	(573)
Net deferred tax asset (liability)	$305	$(119)

The overall increase in the valuation allowance in both 2015 and 2014 is primarily attributable to the establishment of a valuation allowance against current year net operating losses ("NOLs") and tax credits in various jurisdictions. Our results in 2015 and 2014 include significant tax losses in Mexico, Venezuela, and Iraq.

Deferred income taxes generally have not been recognized on the cumulative undistributed earnings of our non-Swiss subsidiaries because they are considered to be indefinitely reinvested or they can be distributed on a tax free basis. Distribution of these earnings in the form of dividends or otherwise may result in a combination of income and withholding taxes payable in various countries. In 2015 the company reversed its indefinitely reinvested assertion on a portion of those earnings and recorded a non-cash tax charge of $265 million. This charge covers the tax expense on 2015 distributions and planned distributions of earnings from subsidiaries to the U.S. As of December 31, 2015, the cumulative undistributed earnings of our non-Swiss subsidiaries that are considered indefinitely reinvested and may be subject to tax if distributed amount to approximately $103 million. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the unrecognized amount of deferred income taxes and the related dividend withholding taxes associated with these undistributed earnings.

At December 31, 2015, we had approximately $3.5 billion of NOLs in various jurisdictions, $867 million of which were generated by certain U.S. subsidiaries. Loss carryforwards, if not utilized, will mostly expire for U.S. subsidiaries in 2033 and 2035 and at various dates from 2016 through 2035 for non-U.S. subsidiaries. At December 31, 2015, we had $102 million of tax credit carryovers, of which $82 million is for U.S. subsidiaries. The U.S. credits primarily consists of $30 million of research and development tax credit carryforwards which expire from 2018 through 2035, and $52 million of foreign tax credit carryforwards which expire from 2016 through 2023.

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Balance at beginning of year	$235	$289	$296
Additions as a result of tax positions taken during a prior period	28	23	64
Reductions as a result of tax positions taken during a prior period	(9)	(35)	(12)
Additions as a result of tax positions taken during the current period	5	2	31
Reductions relating to settlements with taxing authorities	(46)	(24)	(60)
Reductions as a result of a lapse of the applicable statute of limitations	(7)	(9)	(19)
Foreign exchange effects	(11)	(11)	(11)
Balance at end of year	$195	$235	$289

Substantially all of the uncertain tax positions, if recognized in future periods, would impact our effective tax rate. To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense and other non-current liabilities in the Consolidated Financial Statements in accordance with our accounting policy. We recorded benefits of $4 million, $53 million and $21 million of interest and penalty for the years ended December 31, 2015, 2014 and 2013, respectively. The amounts in the table above exclude cumulative accrued interest and penalties of $50 million, $58 million and $121 million at December 31, 2015, 2014 and 2013, respectively, which are included in other liabilities.

We are subject to income tax in many of the over 100 countries where we operate. As of December 31, 2015, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Canada	2008 - 2015
Mexico	2007 - 2015
Russia	2013 - 2015
Switzerland	2010 - 2015
United States	2010 - 2015
Venezuela	2010 - 2015

We anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $10 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

21.  Disputes, Litigation and Contingencies

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the FCPA and trade sanctions related to the U.S. government investigations disclosed in our U.S. Securities and Exchange Commission (the “SEC”) filings since 2007. Those shareholder derivative cases were filed in Harris County, Texas state court and consolidated under the caption Neff v. Brady, et al., No. 2010040764 (collectively referred to as the “Neff Case”). Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 201420933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss was granted May 15, 2015 and an appeal, which remains pending, was filed on June 15, 2015.

We cannot reliably predict the outcome of the appeal including the amount of any possible loss. If one or more negative outcomes were to occur relative to the Neff Case, the aggregate impact to our financial condition could be material.

On June 30, 2015, we signed a stipulation to settle a shareholder securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (S.D.N.Y.) for $120 million subject to notice to the class and court approval. The Freedman lawsuit had been filed in the U.S. District Court for the Southern District of New York in March 2012, and alleged that we and certain current and former officers of Weatherford violated the federal securities laws in connection with the restatements of the Company’s historical financial statements announced on February 21, 2012 and July 24, 2012. On November 4, 2015, the U.S. District Court for the Southern District of New York entered a final judgment and an order approving the settlement. Pursuant to the settlement, we were required to pay $120 million, which was partially funded by insurance proceeds. There was no admission of liability or fault by an party in connection with the settlement. We are pursuing reimbursement from our insurance carriers and recovered $15 million of the settlement amount in the fourth quarter of 2015.

We signed an amended stipulation of settlement in November 2014 to resolve two shareholder derivative actions related to the Company’s restatement of its financial statements and material weakness in internal controls over financial reporting for income taxes. On June 24, 2015, the U.S. District Court for the Southern District of New York approved the settlement and entered final judgment in one of the two cases, Wandel v. Duroc-Danner, et al., No. 1:12-cv-01305-LAK. By agreement with the plaintiffs, a substantially identical shareholder derivative case, Iron Workers Mid-South Pension Fund v. Duroc-Danner, et al., No. 201119822, pending in Harris County, Texas, state court was voluntarily dismissed with prejudice. The two cases, purportedly brought on behalf of the Company against certain current and former officers and directors, alleged breaches of duty related to our material weakness and restatements. The settlement included an agreed upon set of revised corporate procedures, no monetary payment by the defendants and an award of attorney’s fees and reimbursement of expenses for a total amount of $0.6 million for the plaintiff’s counsel, which we paid in July 2015. There was no admission of liability or fault by any party in connection with the settlement.

On January 30, 2015, the U.S. District Court for the Southern District of New York approved the settlement of a purported shareholder securities class action captioned Dobina v. Weatherford International Ltd., et al., No. 1:11-cv-01646-LAK (S.D.N.Y.) for $53 million. The action named Weatherford and certain current and former officers as defendants. It alleged violation of the federal securities laws in connection with the material weakness in our internal controls over financial reporting for income taxes, and restatement of our historical financial statements announced in March 2011. The settlement was entirely funded by our insurers. There was no admission of liability or fault by any party in connection with the settlement.

U.S. Government and Internal Investigations

On January 17, 2014, the U.S. District Court for the Southern District of Texas approved the settlement agreements between us and certain of our subsidiaries and the U.S. Department of Justice (“DOJ”). On November 26, 2013, we announced that we and our subsidiaries, also entered into settlement agreements with the U.S. Departments of Treasury and Commerce and with the SEC, which the U.S. District Court for the Southern District of Texas entered on December 20, 2013. These agreements collectively resolved investigations of prior alleged violations by us and certain of our subsidiaries relating to certain trade sanctions laws, participation in the United Nations oil-for-food program governing sales of goods into Iraq and non-compliance with FCPA matters.

The $253 million payable by us and our subsidiaries was paid in January and February 2014 pursuant to the terms of the settlement agreements. These agreements include a requirement to retain, for a period of at least 18 months, an independent monitor responsible for assessing our compliance with the terms of the agreement so as to address and reduce the risk of recurrence of alleged misconduct, after which we would continue to evaluate our own compliance program and make periodic reports to the DOJ and SEC and maintain agreed upon compliance monitoring and reporting systems. In April 2014, the independent monitor was retained and the compliance assessment period began. In October 2015, the independent monitor submitted a report to the DOJ and SEC with his assessment that we had satisfied the relevant terms of the settlement agreements and recommending that the monitorship be terminated, after which our self-reporting period has begun. These agreements also required us to retain an independent third party to retroactively audit our compliance with U.S. export control laws for the years 2012, 2013 and 2014. We retained an independent third party, who has completed these audits.

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

Other

Additionally, we are aware of various disputes and potential claims and are a party in various litigation involving claims against us, including as a defendant in various employment claims alleging our failure to pay certain classes of workers overtime in compliance with the Fair Labor Standards Act. Some of these disputes and claims are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations. In addition we have certain claims, disputes and pending litigation which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases, that would result in liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material. If one or more negative outcomes were to occur relative to these matters, the aggregate impact to our financial condition could be material.

22.  Commitments and Other Contingencies

We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum commitments under noncancellable operating leases are as follows (dollars in millions):

2016	349
2017	217
2018	165
2019	102
2020	62
Thereafter	277
$1,172

Total rent expense incurred under operating leases was approximately $426 million, $536 million and $581 million for the years ended December 31, 2015, 2014 and 2013, respectively. The future rental commitment table above does not include leases that are short-term in nature or can be cancelled with notice of less than three months. We maintain a contractual residual value guarantee at December 31, 2015 of $68 million in “Other Current Liabilities” and $28 million in “Other Non-Current Liabilities” related to certain lease equipment in our North America pressure pumping business and our Land Drilling Rigs segment on our Consolidated Balance Sheets.

We have supply contract related minimum purchase commitments and maintain a liability at December 31, 2015 of $124 million, of which $47 million is recorded in “Other Current Liabilities” and $77 million is recorded in “Other Non-Current Liabilities” on our Consolidated Balance Sheets.

23. Segment Information

Reporting Segments

In the first quarter of 2015, we changed our business structure to better align with management’s current view and future growth objectives. This involved separating our Land Drilling Rigs business into a reportable segment resulting in a total of five reportable segments which are North America, MENA/Asia Pacific, Europe/SSA/Russia, Latin America and Land Drilling Rigs. The operational performance of our segments is reviewed and managed primarily on a geographic basis, and we report the regional segments as separate, distinct reporting segments. In addition, our Land Drilling Rigs business, which we intend to divest, is reviewed and managed apart from our regional segments. Our corporate and other expenses that do not individually meet the criteria for segment reporting continue to be reported separately as Corporate and Research and Development. Each business reflects a reportable segment led by separate business segment management that reports directly or indirectly to our chief operating decision maker (“CODM”). Our CODM assesses performance and allocates resources on the basis of the five reportable segments. We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in “Note 1 – Summary of Significant Accounting Policies”. Included in the income (loss) from operations in MENA/Asia Pacific are losses related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method as described in “Note 5 – Percentage of Completion Contracts”.

	Year Ended December 31, 2015
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations (a)	Depreciation and Amortization	Capital Expenditures
North America	$3,494	$(308)	$362	$161
MENA/Asia Pacific	1,947	(28)	254	75
Europe/SSA/Russia	1,533	173	201	132
Latin America	1,746	254	249	227
Subtotal	8,720	91	1,066	595
Land Drilling Rigs	713	(13)	110	68
	9,433	78	1,176	663
Corporate and Research and Development		(425)	24	19
Long-Lived Asset Impairment and Other Related Charges (b)		(768)
Equity Investment Impairment		(25)
Severance and Restructuring Charges (c)		(232)
Litigation Charges		(116)
Loss on Sale of Businesses and Investments, Net		(6)
Other Items (d)		(52)
Total	$9,433	$(1,546)	$1,200	$682

(a)
During 2015, we recognized inventory write-downs of $223 million attributable to each reporting segment as follows: $73 million in North America, $54 million in Latin America, $38 million in MENA/Asia Pacific, $32 million in Europe/SSA/Russia, and $26 million for Land Drilling Rigs. We recognized a charge for bad debt expense of $48 million of which $31 million was taken in the fourth quarter. The charges attributable to our reporting segments are as follows: $20 million in North America, $12 million for Europe/SSA/Russia, $9 million in Latin America, and $7 million in MENA/Asia Pacific.

(b)	Includes asset impairment charges of $638 million, supply agreement charges related to a non-core business divestiture of $67 million, and pressure pumping business related charges of $63 million.

(c)
We recognized 2015 Plan severance and restructuring charges of $232 million: $52 million in North America, $56 million in MENA/Asia Pacific, $56 million in Europe/SSA/Russia, $40 million in Latin America, $12 million in Land Drilling Rigs and $16 million in Corporate and Research and Development.

(d)	Includes $17 million in professional and other fees, $11 million in divestiture related charges and facility closures and $24 million in other charges.

	Year Ended December 31, 2014
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
North America	$6,852	$1,005	$430	$454
MENA/Asia Pacific	2,406	115	280	183
Europe/SSA/Russia	2,129	367	218	282
Latin America	2,282	339	241	311
Subtotal	13,669	1,826	1,169	1,230
Land Drilling Rigs	1,242	(103)	179	158
	14,911	1,723	1,348	1,388
Corporate and Research and Development		(468)	23	62
Long-Lived Asset Impairments		(495)
Goodwill Impairment		(161)
Severance and Restructuring Charges (e)		(331)
Gain on Sale of Businesses and Investments, Net		349
Other Items (f)		(112)
Total	$14,911	$505	$1,371	$1,450

(e)
We recognized 2014 and 2015 Plan severance and restructuring charges of $331 million: $76 million in North America, $133 million in MENA/Asia Pacific, $35 million in Europe/SSA/Russia, $48 million in Latin America, $9 million in Land Drilling Rigs and $30 million in Corporate and Research and Development.

(f)
Includes professional fees of $107 million related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations, and our 2014 redomestication from Switzerland to Ireland and other charges of $5 million.

	Year Ended December 31, 2013
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations (g)	Depreciation and Amortization	Capital Expenditures
North America	$6,390	$827	$424	$434
MENA/Asia Pacific	2,746	(62)	284	278
Europe/SSA/Russia	1,947	266	207	228
Latin America (h)	2,635	320	254	245
Subtotal	13,718	1,351	1,169	1,185
Land Drilling Rigs	1,545	(33)	213	327
	15,263	1,318	1,382	1,512
Corporate and Research and Development		(466)	20	63
Litigation Charges		(153)
Gain on Sale of Businesses and Investments, Net		24
Other Items (i)		(200)
Total	$15,263	$523	$1,402	$1,575

(g)
We recognized a charge for bad debt expense of $98 million attributable to our reporting segments as follows: $51 million in Latin America, $26 million in Land Drilling Rigs, $10 million for Europe/SSA/Russia, $9 million in MENA/Asia Pacific, and $2 million in North America. During 2013, we recognized a charge for excess and obsolete inventory of $62 million attributable to each reporting segment as follows: $35 million in North America, $13 million in Europe/SSA/Russia, $7 million in MENA/Asia Pacific, $6 million in Latin America and $1 million for Land Drilling Rigs.

(h)
On December 17, 2013, we accepted bonds with a face value of $127 million from PDVSA in full settlement of $127 million in trade receivables. Upon receipt, we immediately sold these bonds in a series of transactions recognizing a loss of $58 million.

(i)
Includes $67 million of professional fees and expenses for U.S. government investigations and the remediation of our material weakness related to income taxes, $94 million of severance and $39 million of other items.

The following table presents total assets by segment at December 31:

	Total Assets at December 31,
(Dollars in millions)	2015	2014
North America	$5,100	$7,297
MENA/Asia Pacific	2,536	3,022
Europe/SSA/Russia	2,480	3,106
Latin America	2,683	3,211
Land Drilling Rigs	1,516	1,907
Corporate and Research and Development	472	346
Total	$14,787	$18,889

Total assets in the United States, which is part of our North America segment, were $4.4 billion and $6.1 billion as of December 31, 2015 and 2014, respectively. The remaining North America total assets balance of $731 million and $1.2 billion, respectively as of December 31, 2015 and 2014, is related to our operations in Canada.

Products and Services

We are one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. The composition of our consolidated revenues by product service line group is as follows:

	Year Ended December 31,
	2015	2014	2013
Formation Evaluation and Well Construction	55%	52%	52%
Completion and Production	37	40	38
Land Drilling Rigs	8	8	10
Total	100%	100%	100%

Geographic Areas

Financial information by geographic area is summarized below. Revenues from customers and long-lived assets in Ireland were insignificant in each of the years presented. Long-lived assets exclude goodwill and intangible assets as well as deferred tax assets of $207 million and $129 million at December 31, 2015 and 2014, respectively.

	Revenues			Long-lived Assets
(Dollars in millions)	2015	2014	2013	2015	2014
United States	$2,864	$5,567	$5,147	$1,505	$2,114
Middle East and North Africa	1,843	2,038	2,197	1,686	1,987
Latin America	1,782	2,381	2,835	1,143	1,226
Europe/SSA/Russia	1,613	2,584	2,693	862	1,158
Asia Pacific	701	1,057	1,148	471	616
Canada	630	1,284	1,243	191	264
	$9,433	$14,911	$15,263	$5,858	$7,365

24. Consolidating Financial Statements

Weatherford Ireland, a public limited company organized under the laws of Ireland and the ultimate parent of the Weatherford group, guarantees the obligations of our subsidiaries – Weatherford Bermuda, a Bermuda exempted company, and Weatherford Delaware, a Delaware limited liability company, including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2015 and 2014: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2015 and 2014: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In 2014, we refinanced the 364-day term loan facility with a new 364-day term loan facility, which was an obligation of Weatherford Bermuda, was guaranteed by Weatherford Delaware as of December 31, 2014 and was repaid in 2015.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Year Ended December 31, 2015

(Dollars in Millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$9,433	$—	$9,433
Costs and Expenses	(101)	(7)	2	(10,873)	—	(10,979)
Operating Income (Loss)	(101)	(7)	2	(1,440)	—	(1,546)

Other Income (Expense):
Interest Expense, Net	—	(398)	(57)	(13)	—	(468)
Intercompany Charges, Net	(83)	(110)	(282)	(403)	878	—
Equity in Subsidiary Income	(1,801)	(1,868)	(492)	—	4,161	—
Other, Net	—	51	11	(144)	—	(82)
Income (Loss) Before Income Taxes	(1,985)	(2,332)	(818)	(2,000)	5,039	(2,096)
(Provision) Benefit for Income Taxes	—	—	114	31	—	145
Net Income (Loss)	(1,985)	(2,332)	(704)	(1,969)	5,039	(1,951)
Net Income Attributable to Noncontrolling Interests	—	—	—	34	—	34
Net Income (Loss) Attributable to Weatherford	$(1,985)	$(2,332)	$(704)	$(2,003)	$5,039	$(1,985)
Comprehensive Income (Loss) Attributable to Weatherford	$(2,745)	$(2,610)	$(754)	$(2,762)	$6,126	$(2,745)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Year Ended December 31, 2014

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$14,911	$—	$14,911
Costs and Expenses	(59)	(18)	3	(14,332)	—	(14,406)
Operating Income (Loss)	(59)	(18)	3	579	—	505

Other Income (Expense):
Interest Expense, Net	—	(422)	(57)	(19)	—	(498)
Intercompany Charges, Net	(99)	7,291	(266)	(8,802)	1,876	—
Equity in Subsidiary Income	(424)	(430)	407	(2)	449	—
Other, Net	—	20	(3)	(279)	—	(262)
Income (Loss) Before Income Taxes	(582)	6,441	84	(8,523)	2,325	(255)
(Provision) Benefit for Income Taxes	(2)	—	131	(413)	—	(284)
Net Income (Loss)	(584)	6,441	215	(8,936)	2,325	(539)
Net Income Attributable to Noncontrolling Interests	—	—	—	45	—	45
Net Income (Loss) Attributable to Weatherford	$(584)	$6,441	$215	$(8,981)	$2,325	$(584)
Comprehensive Income (Loss) Attributable to Weatherford	$(1,278)	$5,811	$(128)	$(9,674)	$3,991	$(1,278)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Year Ended December 31, 2013

(Dollars in millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$15,263	$—	$15,263
Costs and Expenses	(50)	(139)	(3)	(14,548)	—	(14,740)
Operating Income (Loss)	(50)	(139)	(3)	715	—	523

Other Income (Expense):
Interest Expense, Net	—	(430)	(61)	(25)	—	(516)
Intercompany Charges, Net	(53)	49	(337)	341	—	—
Equity in Subsidiary Income	(242)	30	461	—	(249)	—
Other, Net	—	(31)	(2)	(144)	—	(177)
Income (Loss) Before Income Taxes	(345)	(521)	58	887	(249)	(170)
(Provision) Benefit for Income Taxes	—	—	145	(289)	—	(144)
Net Income (Loss)	(345)	(521)	203	598	(249)	(314)
Net Income Attributable to Noncontrolling Interests	—	—	—	31	—	31
Net Income (Loss) Attributable to Weatherford	$(345)	$(521)	$203	$567	$(249)	$(345)
Comprehensive Income (Loss) Attributable to Weatherford	$(695)	$(788)	$39	$214	$535	$(695)

Condensed Consolidating Balance Sheet
December 31, 2015

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$2	$22	$443	$—	$467
Other Current Assets	4	—	651	5,146	(704)	5,097
Total Current Assets	4	2	673	5,589	(704)	5,564

Equity Investments in Affiliates	5,693	8,709	9,187	3,483	(27,072)	—
Intercompany Receivables, Net	—	—	—	10,423	(10,423)	—
Other Assets	3	27	18	9,175	—	9,223
Total Assets	$5,700	$8,738	$9,878	$28,670	$(38,199)	$14,787

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,503	$6	$73	$—	$1,582
Accounts Payable and Other Current Liabilities	19	212	—	2,922	(704)	2,449
Total Current Liabilities	19	1,715	6	2,995	(704)	4,031

Long-term Debt	—	4,910	864	105	—	5,879
Intercompany Payables, Net	1,362	6,147	2,914	—	(10,423)	—
Other Long-term Liabilities	15	77	10	410	—	512
Total Liabilities	1,396	12,849	3,794	3,510	(11,127)	10,422

Weatherford Shareholders’ Equity	4,304	(4,111)	6,084	25,099	(27,072)	4,304
Noncontrolling Interests	—	—	—	61	—	61
Total Liabilities and Shareholders’ Equity	$5,700	$8,738	$9,878	$28,670	$(38,199)	$14,787

Condensed Consolidating Balance Sheet
December 31, 2014

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$1	$—	$22	$451	$—	$474
Other Current Assets	4	12	544	7,524	(614)	7,470
Total Current Assets	5	12	566	7,975	(614)	7,944

Equity Investments in Affiliates	8,662	10,490	9,730	3,974	(32,856)	—
Intercompany Receivables, Net	—	—	—	10,490	(10,490)	—
Other Assets	5	35	16	10,889	—	10,945
Total Assets	$8,672	$10,537	$10,312	$33,328	$(43,960)	$18,889

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$618	$6	$103	$—	$727
Accounts Payable and Other Current Liabilities	43	256	—	3,615	(614)	3,300
Total Current Liabilities	43	874	6	3,718	(614)	4,027

Long-term Debt	—	5,749	911	137	1	6,798
Intercompany Payables, Net	1,666	6,202	2,622	—	(10,490)	—
Other Long-term Liabilities	5	82	5	939	—	1,031
Total Liabilities	1,714	12,907	3,544	4,794	(11,103)	11,856

Weatherford Shareholders’ Equity	6,958	(2,370)	6,768	28,459	(32,857)	6,958
Noncontrolling Interests	—	—	—	75	—	75
Total Liabilities and Shareholders’ Equity	$8,672	$10,537	$10,312	$33,328	$(43,960)	$18,889

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,985)	$(2,332)	$(704)	$(1,969)	$5,039	$(1,951)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	83	110	282	403	(878)	—
Equity in (Earnings) Loss of Affiliates	1,801	1,868	492	—	(4,161)	—
Deferred Income Tax Provision (Benefit)	—	—	14	(462)	—	(448)
Other Adjustments	(35)	210	(86)	3,016	—	3,105
Net Cash Provided (Used) by Operating Activities	(136)	(144)	(2)	988	—	706
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(682)	—	(682)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(14)	—	(14)
Acquisition of Intellectual Property	—	—	—	(8)	—	(8)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	45	—	45
Net Cash Provided (Used) by Investing Activities	—	—	—	(659)	—	(659)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	535	—	(30)	—	505
Borrowings (Repayments) Long-term Debt, Net	—	(411)	(31)	(28)	—	(470)
Borrowings (Repayments) Between Subsidiaries, Net	135	22	33	(190)	—	—
Other, Net	—	—	—	(23)	—	(23)
Net Cash Provided (Used) by Financing Activities	135	146	2	(271)	—	12
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(66)	—	(66)
Net Increase (decrease) in Cash and Cash Equivalents	(1)	2	—	(8)	—	(7)
Cash and Cash Equivalents at Beginning of Year	1	—	22	451	—	474
Cash and Cash Equivalents at End of Year	$—	$2	$22	$443	$—	$467

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(584)	$6,441	$215	$(8,936)	$2,325	$(539)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	99	(7,291)	266	8,802	(1,876)	—
Equity in (Earnings) Loss of Affiliates	424	430	(407)	2	(449)	—
Deferred Income Tax Provision (Benefit)	—	—	(25)	(41)	—	(66)
Other Adjustments	23	(180)	(42)	1,767	—	1,568
Net Cash Provided (Used) by Operating Activities	(38)	(600)	7	1,594	—	963
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,450)	—	(1,450)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	18	—	18
Acquisition of Intellectual Property	—	—	—	(5)	—	(5)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	1,770	—	1,770
Net Cash Provided (Used) by Investing Activities	—	—	—	330	—	330
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(827)	—	(97)	—	(924)
Borrowings (Repayments) Long-term Debt, Net	—	(153)	(92)	(14)	—	(259)
Borrowings (Repayments) Between Subsidiaries, Net	39	1,580	107	(1,726)	—	—
Proceeds from Capital Contributions	—	—	—	22	—	22
Other, Net	—	—	—	(19)	—	(19)
Net Cash Provided (Used) by Financing Activities	39	600	15	(1,834)	—	(1,180)
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(74)	—	(74)
Net Increase in Cash and Cash Equivalents	1	—	22	16	—	39
Cash and Cash Equivalents at Beginning of Year	—	—	—	435	—	435
Cash and Cash Equivalents at End of Year	$1	$—	$22	$451	$—	$474

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013

(Dollars in millions)	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(345)	$(521)	$203	$598	$(249)	$(314)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	53	(49)	337	(341)	—	—
Equity in (Earnings) Loss of Affiliates	242	(30)	(461)	—	249	—
Deferred Income Tax (Provision) Benefit	—	—	28	(61)	—	(33)
Other Adjustments	(48)	748	470	406	—	1,576
Net Cash Provided (Used) by Operating Activities	(98)	148	577	602	—	1,229
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,575)	—	(1,575)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(8)	—	(8)
Acquisition of Intellectual Property	—	—	—	(9)	—	(9)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—	—	—	—
Proceeds from Sale of Assets and Businesses, Net	—	—	—	488	—	488
Capital Contribution to Subsidiary	—	(1,181)	—	—	1,181	—
Net Cash Provided (Used) by Investing Activities	—	(1,181)	—	(1,104)	1,181	(1,104)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	550	(4)	66	—	612
Borrowings (Repayments) Long-term Debt, Net	—	(544)	(30)	(26)	—	(600)
Borrowings (Repayments) Between Subsidiaries, Net	100	1,027	(565)	(562)	—	—
Proceeds from Capital Contribution	—	—	—	1,181	(1,181)	—
Other, Net	(2)	—	22	(26)	—	(6)
Net Cash Provided (Used) by Financing Activities	98	1,033	(577)	633	(1,181)	6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	4	—	4
Net Increase in Cash and Cash Equivalents	—	—	—	135	—	135
Cash and Cash Equivalents at Beginning of Period	—	—	—	300	—	300
Cash and Cash Equivalents at End of Period	$—	$—	$—	$435	$—	$435

25. Subsequent Events

In response to the continued significant decline in the price of crude oil and the continued decline in the level of anticipated level of exploration and production spending in 2016, we initiated a reduction in force plan to reduce our overall costs and workforce to align with the anticipated activity levels and expect to complete a workforce reduction of 6,000 employees in the first half of 2016.

On February 1, 2016, we amended our Credit Agreement and reduced the limit of borrowings to $2 billion. The Credit Agreement was also amended to increase the consolidated indebtedness to total capitalization covenant from 60% to 70% for the fiscal quarters ending March 31, 2016 and June 30, 2016, and 60% thereafter, as well as other covenant changes.

26. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 are presented in the following tables. In the following tables, the sum of basic and diluted “Earnings (Loss) Per Share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

	2015 Quarters
(Dollars in millions, except per share amounts)	First		Second		Third		Fourth		Total
Revenues	$2,794		$2,390		$2,237		$2,012		$9,433
Gross Profit	592		374		368		78		1,412
Net Loss Attributable to Weatherford (e)	(118)	(a)	(489)	(b)	(170)	(c)	(1,208)	(d)	(1,985)

Basic Loss Per Share	(0.15)		(0.63)		(0.22)		(1.54)		(2.55)
Diluted Loss Per Share	(0.15)		(0.63)		(0.22)		(1.54)		(2.55)

(a)	Includes charges of $59 million primarily related to severance and restructuring charges.

(b)	Includes charges of $395 million primarily related to long-lived asset impairments, litigation, and severance and restructuring.

(c)	Includes charges of $77 million primarily related to severance and restructuring and supply contracts.

(d)
Includes $668 million primarily related to long-lived asset impairments, severance and restructuring and supply contracts, a $265 million charge for a non-cash tax expense on distribution of subsidiary earnings and $217 million of inventory write-downs.

(e)
Includes estimated project income of $42 million, for the first quarter of 2015, estimated project loss of $69 million, $44 million and $82 million for the second, third and fourth quarter of 2015, respectively, from our long-term early production facility construction contracts.

	2014 Quarters
(Dollars in millions, except per share amounts)	First		Second		Third		Fourth		Total
Revenues	$3,596		$3,711		$3,877		$3,727		$14,911
Gross Profit	757		882		992		819		3,450
Net Income (Loss) Attributable to Weatherford (j)	(41)	(f)	(145)	(g)	77	(h)	(475)	(i)	(584)

Basic Earnings (Loss) Per Share	(0.05)		(0.19)		0.10		(0.61)		(0.75)
Diluted Earnings (Loss) Per Share	(0.05)		(0.19)		0.10		(0.61)		(0.75)

(f)	Includes charges of $96 million primarily related to severance and restructuring.

(g)	Includes charges of $345 million primarily related to long-lived asset and goodwill impairments, and severance and restructuring.

(h)	Includes net charges of $140 million primarily related to severance and restructuring and gain on sale of business.

(i)
Includes net charges of $169 million primarily related to long-lived asset impairments, severance and restructuring, gain on sale of business and equity investment of $311 million and $245 million of foreign currency related charges.

(j)
Includes estimated project losses of $26 million, $2 million, $10 million and $34 million for the first, second, third and fourth quarter of 2014, respectively, from our long-term early production facility construction contracts.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – An Integrated Framework (2013). As a result of this assessment management concluded that as of December 31, 2015, our internal control over financial reporting was effective based on these criteria.

KPMG LLP has issued an attestation report dated February 16, 2016, on our internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of and with the participation of management, including the CEO and the CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our CEO and CFO have concluded our disclosure controls and procedures were effective, as of December 31, 2015, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in Internal Controls

Our management, identified no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our Proxy Statement for the 2016 Annual General Meeting of Shareholders to be held on June 15, 2016.

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

Item 11. Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation is incorporated by reference from our Proxy Statement for the 2016 Annual General Meeting of Shareholders to be held on June 15, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners is incorporated by reference from our Proxy Statement for the 2016 Annual General Meeting of Shareholders to be held on June 15, 2016.

Item 12(b). Security Ownership of Management

Pursuant to General Instructions G(3), information on security ownership of management is incorporated by reference from our Proxy Statement for the 2016 Annual General Meeting of Shareholders to be held on June 15, 2016.

Item 12(c). Changes in Control

Not applicable.

Item 12(d). Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015, about the number of shares to be issued upon vesting or exercise of equity awards as well as the number of shares remaining available for issuance under our equity compensation plans.

Plan Category (Shares in thousands, except share prices)	Numbers of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (a)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders (c) (d)	15,878	$20.50	16,975
Equity compensation plans not approved by shareholders (e)	1,580	10.41	—
Total	17,458	14.67	16,975

(a)	The weighted average price does not take into account the shares issuable upon vesting of outstanding PUs or RSUs, which have no exercise price.

(b)	Excluding shares reflected in the first column of this table.

(c)	Includes our Omnibus Plan, which was approved by our shareholders in May 2006, and our 2010 Omnibus Plan, as amended, which was approved by our shareholders in June 2010.

(d)	Includes PUs calculated at target.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our Proxy Statement for the 2016 Annual General Meeting of Shareholders to be held on June 15, 2016.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our Proxy Statement for the 2016 Annual General Meeting of Shareholders to be held on June 15, 2016.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report or incorporated by reference:

1.	The Consolidated Financial Statements of the Company listed on page 46 of this report.

2.	The financial statement schedule on page 104 of this report.

3.	The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a dagger (†) or double dagger (††).

(b)     Exhibits:

Exhibit Number	Description	Original Filed Exhibit	File Number
2.1	Merger Agreement, dated April 2, 2014, between Weatherford Switzerland and Weatherford Ireland	Exhibit 2.1 of the Company's Current Report on Form 8-K filed April 2, 2014	File No. 1-34258
3.1	Memorandum and Articles of Association of Weatherford International public limited company	Exhibit 3.1 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
4.1	Indenture, dated October 1, 2003, among Weatherford Bermuda, Weatherford Delaware, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 2, 2003	File No. 1-31339
4.2	First Supplemental Indenture, dated March 25, 2008, among Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.3	Second Supplemental Indenture, dated as of January 8, 2009, among Weatherford Bermuda Weatherford Delaware, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.4	Third Supplemental Indenture, dated as of February 26, 2009, among Weatherford Bermuda, Weatherford Delaware, Weatherford Switzerland and Deutsche Bank Trust Company Americas	Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 26, 2009	File No. 1-34258
4.5	Fourth Supplemental Indenture, dated as of September 23, 2010, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 2, 2010	File No. 1-34258
4.6	Fifth Supplemental Indenture, dated as of April 4, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.7	Sixth Supplemental Indenture, dated as of August 14, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 14, 2012	File No. 1-34258
4.8	Seventh Supplemental Indenture, dated as of March 31, 2013, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
4.9
Eighth Supplemental Indenture, dated June 17, 2014, among Weatherford Ireland, Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas, as trustee, to the indenture dated as of October 1, 2003
		Exhibit 4.1 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
4.10	Indenture, dated June 18, 2007, among Weatherford Delaware, Weatherford Bermuda and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 18, 2007	File No. 1-31339
4.11	First Supplemental Indenture, dated June 18, 2007, among Weatherford Delaware, Weatherford Bermuda, and Deutsche Bank Trust Company Americas (including forms of notes)	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 18, 2007	File No. 1-31339
4.12	Second Supplemental Indenture, dated as of February 26, 2009, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 26, 2009	File No. 1-31339
4.13	Third Supplemental Indenture, dated as of August 14, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland and Deutsche Bank Trust Company Americas	Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 14, 2012	File No. 1-34258
4.14	Fourth Supplemental Indenture, dated as of March 31, 2013, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013	File No. 1-34258
4.15	Fifth Supplemental Indenture, dated June 17, 2014, among Weatherford Ireland, Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas	Exhibit 4.2 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
4.16	Officers’ Certificate, dated February 17, 2006, establishing the series of 5.50% Senior Notes due 2016	Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 17, 2006	File No. 1-31339
4.17	Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036	Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.18	Form of $350,000,000 global note for 5.50% Senior Notes due 2016	Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 17, 2006	File No. 1-31339
4.19	Form of $500,000,000 global note for 6.50% Senior Notes due 2036	Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.20	Form of $100,000,000 global note for 6.50% Senior Notes due 2036	Exhibit 4.3 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.21	Form of Global Note for 6.35% Senior Notes due 2017	Exhibit 4.16 to the Company's Registration Statement on Form S-4 filed November 8, 2007	Reg. No. 333-146695

Exhibit Number	Description	Original Filed Exhibit	File Number
4.22	Form of global note for 6.80% Senior Notes due 2037	Exhibit 4.17 to the Company's Registration Statement on Form S-4 filed November 8, 2007	Reg. No. 333-146695
4.23	Form of global note for 6.00% Senior Notes due 2018	Exhibit 4.3 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.24	Form of global note for 7.00% Senior Notes due 2038	Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.25	Form of global note for 9.625% Senior Notes due 2019	Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.26	Form of global note for 9.875% Senior Notes due 2039	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.27	Form of global note for 5.125% Senior Notes due 2020	Exhibit 4.3 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.28	Form of global note for 6.750% Senior Notes due 2040	Exhibit 4.4 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.29	Form of global note for 4.50% Senior Notes due 2022	Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.30	Form of global note for 5.95% Senior Notes due 2042	Exhibit 4.3 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.31	Form of guarantee notation	Exhibit 4.5 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.32	Form of guarantee notation	Exhibit 4.4 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.33	Registration Rights Agreement among Weatherford International Ltd. and certain shareholders dated May 17, 2012	Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 17, 2012	File No. 1-34258
*10.1	Weatherford International Ltd. Nonqualified Executive Retirement Plan, amended and restated effective December 31, 2008	Exhibit 10.8 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.2	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan, dated March 23, 2004	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed May 6, 2004	File No. 1-31339
*10.3	Weatherford International Ltd. Non-Employee Director Retirement Plan, as amended and restated effective December 31, 2008	Exhibit 10.6 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.4	Weatherford International Ltd. Supplemental Executive Retirement Plan, effective January 1, 2010	Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 31, 2009	File No. 1-34258
*10.5	First Amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan, effective March 31, 2010	Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 23, 2010	File No. 1-34258
*10.6	Second Amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan, effective April 8, 2010	Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 9, 2010	File No. 1-34258
*10.7	Third Amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan (as amended on June 16, 2014)	Exhibit 10.10 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.8	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers	Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed March 10, 2004	File No. 1-13086
*10.9	Deed Poll of Assumption, dated June 16, 2014, executed by Weatherford Ireland	Exhibit 10.3 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.10	Weatherford International plc 2006 Omnibus Incentive Plan (as amended and restated, conformed as of June 16, 2015)	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed July 24, 2015	File No. 1-36504
*10.11	Form of Restricted Share Unit Award Agreement pursuant to Weatherford International plc 2006 Omnibus Incentive Plan	Exhibit 10.5 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.12	Form of Stock Option Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan	Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed February 23, 2007	File No. 1-31339
*10.13	Executive Deferred Compensation Stock Ownership Trust effective April 1, 2000	Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed May 15, 2000	File No. 1-13086

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.14	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan, as amended and restated effective December 31, 2008	Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.15	First Amendment to the Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan	Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 2, 2014	File No. 1-34258
*10.16	Weatherford International Ltd. Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective December 31, 2008	Exhibit 10.5 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.17	Weatherford International plc 2010 Omnibus Incentive Plan (as amended and restated)	Exhibit 10.6 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.18	First Amendment to Weatherford International plc 2010 Omnibus Incentive Plan	Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed April 29, 2015	File No. 1-36504
*10.19	Form of Restricted Share Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.7 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.20	Form of Performance Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed April 24, 2015	File No. 1-36504
†*10.21	Form of Restricted Share Units Award Agreement (CIC - Officer) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan
*10.22	Form of Restricted Share Units Award Agreement (CIC - Director) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed July 24, 2015	File No. 1-36504
*10.23	Forms of Annex (Relative TSR and Absolute TSR) to Performance Unit Award Agreements for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan	Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2012	File No. 1-34258
*10.24	Form of addendum for use with certain equity grants under the Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.26 to the Company's Annual Report on Form 10-K filed February 17, 2015	File No. 1-36504
*10.25	Form of Restricted Share Unit Award Agreement - U.K. pursuant to Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.9 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.26	Form of Performance Unit Award Agreement pursuant to Weatherford International Ltd. 2010 Omnibus Incentive Plan	Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2011	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.27	Form of Performance Unit Award Agreement pursuant to Weatherford International Ltd. 2010 Omnibus Incentive Plan (Shareholder Return)	Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 4, 2014	File No. 1-34258
†*10.28	Form of Performance Units Award Agreement (CIC) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan
*10.29	Weatherford International Ltd. (Switzerland) Executive Non-Equity Incentive Compensation Plan (as amended and restated, February 27, 2014) to be effective January 1, 2014	Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 4, 2014	File No. 1-34258
*10.30	Form of Amended and Restated Employment Agreement entered into by Bernard J. Duroc-Danner (April 10, 2010) and Dharmesh Mehta (November 11, 2011)	Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 13, 2010	File No. 1-34258
*10.31	Executive Employment Agreement, dated June 20, 2013, between Weatherford International Ltd. and Douglas M. Mills	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013	File No. 1-34258
*10.32	Executive Employment Agreement, dated November 4, 2013, between Weatherford International Ltd. and Krishna Shivram	Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 4, 2013	File No. 1-34258
†10.33	Form of Amended and Restated Executive Employment Agreement entered into by Antony J. Branch and Lance R. Marklinger, dated December, 22, 2014
*10.34	Form of Restricted Share Award Agreement, dated November 6, 2013, between Weatherford International Ltd. and Krishna Shivram	Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 4, 2013	File No. 1-34258
*10.35	Form of Change of Control Agreement, entered into by Christina Ibrahim on May 4, 2015	Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed July 24, 2015	File No. 1-36504
*10.36
Form of Deed of Indemnity of Weatherford Ireland entered into by each director of Weatherford Ireland and each of the following executive officers of Weatherford Ireland: Bernard J. Duroc-Danner, Krishna Shivram, Dharmesh Mehta, Douglas M. Mills, Antony J. Branch and Lance R. Marklinger (June 17, 2014) and Christina Ibrahim (May 4, 2015)
		Exhibit 10.11 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.37
Form of Deed of Indemnity of Weatherford Bermuda entered into by each director of Weatherford Ireland and each of the following executive officers of Weatherford Ireland: Bernard J. Duroc-Danner, Krishna Shivram, Dharmesh Mehta, Douglas M. Mills, Antony J. Branch and Lance R. Marklinger (June 17, 2014) and Christina Ibrahim (May 4, 2015)
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
		Exhibit 10.14 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.40	Executive Compensation Clawback Policy, dated February 15, 2012	Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 22, 2012	File No. 1-34258
10.41
Credit Agreement, dated as of October 15, 2010, among Weatherford Bermuda, Weatherford Switzerland, other Borrowers party thereto, Wells Fargo Bank, National Association, as a swingline lender, JPMorgan Chase Bank, N.A., as administrative agent and a swingline lender and the other parties thereto
		Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 19, 2010	File No. 1-34258
10.42	Guaranty Agreement, dated October 15, 2010, among Weatherford Switzerland, Weatherford Delaware and JP Morgan Chase Bank, N.A. as administrative agent	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 2, 2010	File No. 1-34258
10.43
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
10.44
Amendment No. 2 and Limited Waiver, dated August 6, 2012, to Credit Agreement with Weatherford Bermuda, Weatherford Switzerland, Weatherford Delaware, Weatherford Liquidity Management Hungary Limited Liability Company, Weatherford Capital Management Services Limited Liability Company, the lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2012	File No. 1-34258
10.45
Amendment No. 3, dated June 30, 2015, to Credit Agreement with Weatherford Bermuda, Weatherford Ireland, Weatherford Delaware, Weatherford Liquidity Management Hungary Limited Liability Company, Weatherford Capital Management Services Limited Liability Company, the lenders thereto and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 1, 2015	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
10.46
Amendment No. 4, dated February 1, 2016, to Credit Agreement with Weatherford Bermuda, Weatherford Ireland, Weatherford Delaware, Weatherford Liquidity Management Hungary Limited Liability Company, Weatherford Capital Management Services Limited Liability Company, the lenders thereto and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 4, 2016	File No. 1-36504
10.47	Assumption Agreement dated June 17, 2014, executed by Weatherford Ireland, relating to the Credit Agreement dated October 15, 2010	Exhibit 10.1 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
†12.1	Ratio of Earnings to Fixed Charges
†21.1	Subsidiaries of Weatherford International plc
†23.1	Consent of KPMG LLP
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101
The following materials from Weatherford International plc's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets,
(2) the Consolidated Statements of Operations,
(3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Shareholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the related notes to the Consolidated Financial Statements

* Management contract or compensatory plan or arrangement.
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

SCHEDULE II

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2015

	Balance at		(Recovery)		Balance at
	Beginning		and	Other	End of
(Dollars in millions)	of Period	Expense	Additions	Reductions (a) (b)	Period
Year Ended December 31, 2015:
Allowance for uncollectible accounts receivable	108	48	(1)	(42)	113
Valuation allowance on deferred tax assets	732	159	—	(23)	868

Year Ended December 31, 2014:
Allowance for uncollectible accounts receivable	106	32	(4)	(26)	108
Valuation allowance on deferred tax assets	554	222	—	(44)	732

Year Ended December 31, 2013:
Allowance for uncollectible accounts receivable	84	102	(12)	(68)	106
Valuation allowance on deferred tax assets	317	264	—	(27)	554

(a)	Includes write-offs and amounts reclassified to assets held for sale.

(b)	Other reductions in 2015 for valuation allowance on deferred taxes primarily due to currency translation.

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2016.

Weatherford International plc

/s/Bernard J Duroc-Danner
Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Bernard J. Duroc-Danner	President, Chief Executive Officer,	February 16, 2016
Bernard J. Duroc-Danner	Chairman of the Board and Director
(Principal Executive Officer)

/s/Krishna Shivram	Executive Vice President and	February 16, 2016
Krishna Shivram	Chief Financial Officer
(Principal Financial Officer)

/s/Doug M. Mills	Vice President and	February 16, 2016
Doug M. Mills	Chief Accounting Officer
(Principal Accounting Officer)

/s/Mohamed A. Awad	Director	February 16, 2016
Mohamed A. Awad

/s/David J. Butters	Director	February 16, 2016
David J. Butters

/s/John D. Gass	Director	February 16, 2016
John D. Gass

/s/Francis S. Kalman	Director	February 16, 2016
Francis S. Kalman

/s/William E. Macaulay	Director	February 16, 2016
William E. Macaulay

/s/Robert K. Moses, Jr.	Director	February 16, 2016
Robert K. Moses, Jr.

/s/Guillermo Ortiz	Director	February 16, 2016
Guillermo Ortiz

/s/Emyr Jones Parry	Director	February 16, 2016
Emyr Jones Parry

/s/Robert A. Rayne	Director	February 16, 2016
Robert A. Rayne