Form 10-Q
period 2016-03-31
Weatherford International plc
filed 2016-05-05
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 22, 2016, there were 895,690,433 shares of Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Three Months Ended March 31, 2016

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2016	2015
Revenues:
Products	$560	$1,040
Services	1,025	1,754
Total Revenues	1,585	2,794

Costs and Expenses:
Cost of Products	582	903
Cost of Services	892	1,299
Research and Development	45	64
Selling, General and Administrative Attributable to Segments	273	363
Corporate General and Administrative	46	77
Asset Write-Downs and Other Related Charges	49	—
Restructuring Charges	77	41
Litigation Charges, Net	67	—
(Gain) Loss on Sale of Businesses, Net	1	(3)
Total Costs and Expenses	2,032	2,744

Operating Income (Loss)	(447)	50

Other Income (Expense):
Interest Expense, Net	(115)	(120)
Currency Devaluation Charges	(31)	(26)
Other, Net	1	(11)

Loss Before Income Taxes	(592)	(107)
Provision for Income Taxes	101	—
Net Loss	(491)	(107)
Net Income Attributable to Noncontrolling Interests	7	11
Net Loss Attributable to Weatherford	$(498)	$(118)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(0.61)	$(0.15)

Weighted Average Shares Outstanding:
Basic & Diluted	813	778

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Net Loss	$(491)	$(107)
Other Comprehensive Income (Loss), Net of Tax:
Currency Translation Adjustments	142	(345)
Defined Benefit Pension Activity	—	22
Other	1	—
Other Comprehensive Income (Loss)	143	(323)
Comprehensive Loss	(348)	(430)
Comprehensive Income Attributable to Noncontrolling Interests	7	11
Comprehensive Loss Attributable to Weatherford	$(355)	$(441)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and shares in millions, except par value)	2016	2015
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$464	$467
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $108 in 2016 and $113 in 2015	1,693	1,781
Inventories, Net	2,302	2,344
Prepaid Expenses	308	343
Deferred Tax Assets	133	165
Other Current Assets	466	464
Total Current Assets	5,366	5,564

Property, Plant and Equipment, Net of Accumulated Depreciation of $7,437 in 2016 and $7,235 in 2015	5,471	5,679
Goodwill	2,864	2,803
Other Intangible Assets, Net of Accumulated Amortization of $802 in 2016 and $783 in 2015	352	356
Equity Investments	65	76
Other Non-Current Assets	398	282
Total Assets	$14,516	$14,760

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,212	$1,582
Accounts Payable	934	948
Accrued Salaries and Benefits	389	406
Income Taxes Payable	107	203
Other Current Liabilities	836	892
Total Current Liabilities	3,478	4,031

Long-term Debt	5,846	5,852
Other Non-Current Liabilities	533	512
Total Liabilities	9,857	10,395

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 895 shares at March 31, 2016 and 779 shares at December 31, 2015	1	1
Capital in Excess of Par Value	6,144	5,502
Retained (Deficit) Earnings	(56)	442
Accumulated Other Comprehensive Loss	(1,498)	(1,641)
Weatherford Shareholders’ Equity	4,591	4,304
Noncontrolling Interests	68	61
Total Shareholders’ Equity	4,659	4,365
Total Liabilities and Shareholders’ Equity	$14,516	$14,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(491)	$(107)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	250	316
Employee Share-Based Compensation Expense	21	15
Asset Write-Downs and Other Related Charges	49	—
Litigation Charges	71	—
Deferred Income Tax Benefit	(80)	(36)
Currency Devaluation Charges	31	26
Other, Net	5	78
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	88	320
Inventories	46	(32)
Other Current Assets	49	(63)
Accounts Payable	(15)	(251)
Other Current Liabilities	(211)	(238)
Other, Net	(18)	(70)
Net Cash Used in Operating Activities	(205)	(42)

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(43)	(224)
Acquisition of Intellectual Property	(7)	—
Insurance Proceeds Related to Rig Loss	30	—
Proceeds from Sale of Assets and Businesses, Net	6	3
Net Cash Used in Investing Activities	(14)	(221)

Cash Flows From Financing Activities:
Repayments of Long-term Debt, Net	(9)	(154)
Borrowings (Repayments) of Short-term Debt, Net	(372)	479
Proceeds from Issuance of Ordinary Common Shares	630	—
Other Financing Activities, Net	1	(18)
Net Cash Provided by Financing Activities	250	307
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(34)	(6)

Net Increase (Decrease) in Cash and Cash Equivalents	(3)	38
Cash and Cash Equivalents at Beginning of Period	467	474
Cash and Cash Equivalents at End of Period	$464	$512

Supplemental Cash Flow Information:
Interest Paid	$164	$171
Income Taxes Paid, Net of Refunds	$61	$88

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly our Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, and Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), and Condensed Consolidated Statements of Cash Flows for the first quarter of 2016 and 2015. When referring to “Weatherford” and using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K. The results of operations for the first quarter of 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016.
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

Certain prior year amounts have been reclassified to conform to the current year presentation related to the adoption of new accounting standards. Net income and shareholders’ equity were not affected by these reclassifications. See “Note 15 – New Accounting Pronouncements” for additional details.

Currency Devaluation Charges

In the first quarter of 2016 and 2015, currency devaluation charges reflect the impact of the devaluation of the Angolan kwanza of $31 million and the Venezuelan bolivar of $26 million, respectively. The currency devaluation charges are included in current earnings in the line captioned “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations.

2. Restructuring Charges

In response to further decline in crude oil prices and our anticipation of a lower level of exploration and production spending in 2016, we initiated an additional plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2016 Plan”) included a workforce reduction and other cost reduction measures initiated across our geographic regions.

In connection with the 2016 Plan, we recognized restructuring charges of $77 million in the first quarter of 2016, which include termination (severance) benefits of $72 million and other restructuring charges of $5 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

In the fourth quarter of 2014, we announced a cost reduction plan (the “2015 Plan”), which included a worldwide workforce reduction and other cost reduction measures. In the first quarter of 2015, we recognized restructuring charges of $41 million for the 2015 Plan, which include termination (severance) benefits of $40 million and other restructuring charges of $1 million.

The following tables present the components of the 2016 Plan and the 2015 Plan restructuring charges by segment for the first quarter of 2016 and 2015.

	Three Months Ended March 31, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$19	$5	$24
MENA/Asia Pacific	9	—	9
Europe/SSA/Russia	15	—	15
Latin America	15	—	15
Subtotal	58	5	63
Land Drilling Rigs	4	—	4
Corporate and Research and Development	10	—	10
Total	$72	$5	$77

	Three Months Ended March 31, 2015
			Total
(Dollars in millions)	Severance	Other	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$8	$—	$8
MENA/Asia Pacific	5	1	6
Europe/SSA/Russia	7	—	7
Latin America	12	—	12
Subtotal	32	1	33
Land Drilling Rigs	5	—	5
Corporate and Research and Development	3	—	3
Total	$40	$1	$41

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of the plans mentioned previously as well as our 2014 cost reduction plan (the “2014 Plan”) that will be paid pursuant to the respective arrangements and statutory requirements.

	At March 31, 2016
	2016 Plan		2015 and 2014 Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
North America	$6	$5	$5	$1	$17
MENA/Asia Pacific	2	—	3	4	9
Europe/SSA/Russia	9	—	5	8	22
Latin America	—	—	—	—	—
Subtotal	17	5	13	13	48
Land Drilling Rigs	1	—	—	—	1
Corporate and Research and Development	4	—	1	—	5
Total	$22	$5	$14	$13	$54
The following table presents the restructuring liability activity for the first quarter of 2016.

		Three Months Ended March 31, 2016
(Dollars in millions)	Accrued Balance at December 31, 2015	Charges	Cash Payments	Other	Accrued Balance at March 31, 2016
2016 Plan:
Severance liability	$—	$72	$(50)	$—	$22
Other restructuring liability	—	5	—	—	5
2015 and 2014 Plan:
Severance liability	37	—	(20)	(3)	14
Other restructuring liability	14	—	(1)	—	13
Total severance and other restructuring liability	$51	$77	$(71)	$(3)	$54

3.  Percentage-of-Completion Contracts

In the first quarter of 2016, we recognized an estimated project loss of $52 million related to our Zubair long-term early production facility construction contract in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these projects were $584 million at March 31, 2016.

As of March 31, 2016, our percentage-of-completion project estimates include $116 million of claims revenue and $32 million of back charges. During the first quarter of 2016, no additional claims revenue were included in our project estimates. Our costs in excess of billings as of March 31, 2016 were $2 million and are shown in the “Other Current Assets” line on the Consolidated Balance Sheet. We also have a variety of unapproved contract change orders or claims that are not included in our revenues as of March 31, 2016. The amounts associated with these contract change orders or claims are included in revenue only when they can be estimated reliably and their realization is reasonably assured.

In the first quarter of 2015, we recognized estimated project income of $42 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these projects were $337 million at March 31, 2015. As of March 31, 2015, our percentage-of-completion project estimates include $137 million of claims revenue. Claims revenue of $53 million was recognized during the first quarter of 2015.

4.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	March 31, 2016	December 31, 2015
Raw materials, components and supplies	$178	$172
Work in process	62	61
Finished goods	2,062	2,111
	$2,302	$2,344

5.  Goodwill

The changes in the carrying amount of goodwill by reportable segment for the first quarter of 2016 were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Land Drilling Rigs	Total
Balance at December 31, 2015	$1,756	$190	$573	$284	$—	$2,803
Foreign currency translation adjustments	52	2	6	1	—	61
Balance at March 31, 2016	$1,808	$192	$579	$285	$—	$2,864

6.  Short-term Borrowings and Current Portion of Long-term Debt

(Dollars in millions)	March 31, 2016	December 31, 2015
Revolving credit agreement	$1,035	$967
Other short-term bank loans	130	214
Total short-term borrowings	1,165	1,181
Current portion of long-term debt	47	401
Short-term borrowings and current portion of long-term debt	$1,212	$1,582

Revolving Credit Agreement

At March 31, 2016, we had a $2.0 billion unsecured revolving credit agreement (the “Credit Agreement”) that matures on July 13, 2017. The Credit Agreement can be used for a combination of borrowings, including support for our issuances of letters of credit.

The Credit Agreement was amended on February 1, 2016 to adjust its current amount to $2.0 billion from $2.25 billion as well as to adjust its requirement regarding our debt-to-capitalization ratio. The amended Credit Agreement requires that we maintain a debt-to-total capitalization ratio of less than 70% for the quarters ended March 31, 2016 and June 30, 2016 and less than 60% thereafter. We were in compliance with this covenant at March 31, 2016. At March 31, 2016, we had $949 million available under the Credit Agreement, and there were $16 million in outstanding letters of credit under the Credit Agreement. On May 4, 2016, we entered into an amended and restated credit agreement. See Note 17 – Subsequent Event for additional information.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At March 31, 2016, we had $130 million in short-term borrowings under these arrangements, including overdraft facility borrowings and $30 million borrowed under a credit agreement that matures June 20, 2016. In the first quarter of 2016, we repaid $150 million borrowed under a credit agreement that matured on March 20, 2016. The borrowings under the credit agreement had a LIBOR-based weighted average interest rate of 2.22% as of March 31, 2016. In addition, we had $597 million of letters of credit under various uncommitted facilities and $151 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at March 31, 2016.

At March 31, 2016, the current portion of long-term debt was primarily related to our capital leases. Our 5.5% senior note, with a principal balance of $350 million was repaid in February 2016.

7.  Fair Value of Financial Instruments, Assets and Equity Investments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 8 – Derivative Instruments,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

Fair Value of Other Financial Instruments

Our other financial instruments include short-term borrowings and long-term debt. The carrying value of our short-term borrowings approximates their fair value due to the short-term duration of the associated interest rate periods. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

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

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	March 31, 2016	December 31, 2015
Fair value	$4,949	$5,095
Carrying value	5,780	6,126

8.  Derivative Instruments

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

We monitor the creditworthiness of our counterparties, which are multinational commercial banks. The fair values of all our outstanding derivative instruments are determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

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

As of March 31, 2016, we had net unamortized premiums on fixed-rate debt of $21 million associated with fair value swap terminations. These premiums are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense included in the line captioned “Interest Expense, Net” on the accompanying Condensed Consolidated Statements of Operations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from Accumulated Other Comprehensive Income (Loss) to interest expense over the remaining term of the debt. As of March 31, 2016, we had net unamortized losses of $9 million associated with our cash flow hedge terminations.

Foreign Currency Derivative Instruments

At March 31, 2016 and December 31, 2015, we had outstanding foreign currency forward contracts with notional amounts aggregating to $1.5 billion and $1.7 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

At March 31, 2016, we had no cross-currency swaps as we settled our cross-currency swap arrangements in the first quarter of 2015.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded each period in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

The total estimated fair values of our foreign currency forward contracts were as follows:

(Dollars in millions)	March 31, 2016	December 31, 2015	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$40	$5	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(10)	(14)	Other Current Liabilities

The amount of derivative instruments’ gain or (loss) on the Consolidated Statements of Operations is in the table below.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Classification
Foreign currency forward contracts	26	(66)	Other, Net
Cross-currency swap contracts	—	13	Other, Net

9. Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change, affecting the tax expense for both successive interim results as well as the annual tax results. For the first quarter of 2016, we had a tax benefit of $101 million, on a loss before income taxes of $592 million. Our results for the first quarter of 2016 include charges with no significant tax benefit principally related to a $65 million litigation accrual, $52 million of Zubair project losses and $31 million of currency devaluation related to the Angolan kwanza.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $16 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the first quarter of 2015, we had no tax provision on a loss before income taxes of $107 million. Our results for the first quarter of 2015 were impacted by discrete loss before tax items, including approximately $41 million of restructuring charges and a $26 million devaluation of the Venezuelan bolivar, with no significant tax benefit.

10.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the first quarter of 2016 and 2015:

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2014	$1	$5,411	$2,427	$(881)	$—	$75	$7,033
Net Income (Loss)	—	—	(118)	—	—	11	(107)
Other Comprehensive Loss	—	—	—	(323)	—	—	(323)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(18)	(18)
Equity Awards Granted, Vested and Exercised	—	12	—	—	—	—	12
Other	—	—	—	—	—	1	1
Balance at March 31, 2015	$1	$5,423	$2,309	$(1,204)	$—	$69	$6,598

Balance at December 31, 2015	$1	$5,502	$442	$(1,641)	$—	$61	$4,365
Net Income (Loss)	—	—	(498)	—	—	7	(491)
Other Comprehensive Income	—	—	—	143	—	—	143
Issuance of Common Shares	—	623	—	—	—	—	623
Equity Awards Granted, Vested and Exercised	—	19	—	—	—	—	19
Balance at March 31, 2016	$1	$6,144	$(56)	$(1,498)	$—	$68	$4,659

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the first quarter of 2016 and 2015:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2014	$(813)	$(57)	$(11)	$(881)

Other Comprehensive Income (Loss)	(345)	20	—	(325)
Reclassifications	—	2	—	2
Net activity	(345)	22	—	(323)

Balance at March 31, 2015	$(1,158)	$(35)	$(11)	$(1,204)

Balance at December 31, 2015	$(1,602)	$(29)	$(10)	$(1,641)

Other Comprehensive Income before Reclassifications	142	—	—	142
Reclassifications	—	—	1	1
Net activity	142	—	1	143

Balance at March 31, 2016	$(1,460)	$(29)	$(9)	$(1,498)

The other comprehensive income before reclassifications from the defined benefit pension component for the first quarter of 2015 relates to the conversion of one of our international pension plans from a defined benefit plan to a defined contribution plan.

11.  Earnings per Share

Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares and performance units.

The following discloses basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
(Shares in millions)	2016	2015
Basic and Diluted weighted average shares outstanding	813	778

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the first quarter of 2016 and 2015 exclude potential shares for stock options, restricted shares and performance units outstanding as we have net losses for those periods, and their inclusion would be anti-dilutive.

The following table discloses the number of anti-dilutive shares excluded:

	Three Months Ended March 31,
(Shares in millions)	2016	2015
Anti-dilutive potential shares due to net loss	4	2

12. Share-Based Compensation

We recognized the following employee share-based compensation expense during the first quarter of 2016 and 2015:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Share-based compensation	$21	$15
Related tax benefit	4	3

During the first quarter of 2016, we granted approximately 2.1 million performance units to certain employees, which will vest with continued employment if the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $5.11 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a risk-free rate of 0.80%, volatility of 68% and a zero dividend yield. As of March 31, 2016, there was $17 million of unrecognized compensation expense related to our performance units. This cost is expected to be recognized over a weighted average period of 2 years.

During the first quarter of 2016, we also granted 2.4 million restricted shares at a weighted average grant date fair value of $6.19 per share. As of March 31, 2016, there was $113 million of unrecognized compensation expense related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of 2 years.

13. Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Form 10-K.

	Three Months Ended March 31, 2016
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$543	$(128)	$54
MENA/Asia Pacific	361	(46)	61
Europe/SSA/Russia	257	(1)	48
Latin America	305	44	61
Subtotal	1,466	(131)	224
Land Drilling Rigs	119	(26)	22
	1,585	(157)	246
Corporate and Research and Development		(88)	4
Asset Write-Downs and Other Related Charges (a)		(49)
Restructuring Charges (b)		(77)
Litigation Charges, Net		(67)
Loss on Sale of Businesses, Net		(1)
Other Items (c)		(8)
Total	$1,585	$(447)	$250

(a)
Includes pressure pumping business related charges of $20 million, supply agreement charges related to a non-core business divestiture of $15 million and $14 million primarily related to a rig casualty loss.

(b)
Includes restructuring charges of $77 million: $24 million in North America, $15 million in Europe/SSA/Russia, $15 million in Latin America, $10 million in Corporate and Research and Development, $9 million in MENA/Asia Pacific, and $4 million in Land Drilling Rigs.

(c)	Includes professional and other fees of $6 million and divestiture related charges of $2 million.

	Three Months Ended March 31, 2015
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$1,163	$(10)	$105
MENA/Asia Pacific	533	60	65
Europe/SSA/Russia	417	71	50
Latin America	486	98	61
Subtotal	2,599	219	281
Land Drilling Rigs	195	10	29
	2,794	229	310
Corporate and Research and Development		(120)	6
Restructuring Charges (d)		(41)
Gain on Sale of Businesses, Net		3
Other Items (e)		(21)
Total	$2,794	$50	$316

(d)
Includes restructuring charges of $41 million: $8 million in North America, $6 million in MENA/Asia Pacific, $7 million in Europe/SSA/Russia, $12 million in Latin America, $5 million in Land Drilling Rigs and $3 million in Corporate and Research and Development.

(e)
Includes professional fees of $13 million related to the divestiture of our non-core businesses, restatement related litigation, post-settlement monitor and auditor expenses and other charges of $8 million.

14. Disputes, Litigation and Contingencies

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

On June 30, 2015, we signed a stipulation to settle a shareholder securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (S.D.N.Y.) for $120 million subject to notice to the class and court approval. The Freedman lawsuit had been filed in the U.S. District Court for the Southern District of New York in March 2012, and alleged that we and certain current and former officers of Weatherford violated the federal securities laws in connection with the restatements of the Company’s historical financial statements announced on February 21, 2012 and July 24, 2012. On November 4, 2015, the U.S. District Court for the Southern District of New York entered a final judgment and an order approving the settlement of the shareholder securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (S.D.N.Y.). Pursuant to the settlement, we were required to pay $120 million in 2015, which was partially funded by insurance proceeds. There was no admission of liability or fault by any party in connection with the settlement. We are pursuing reimbursement from our insurance carriers and have recovered a total of $19 million of the settlement amount, of which $4 million was recovered in the first quarter of 2016.

U.S. Government and Other Investigations

As previously disclosed, the SEC and the U.S. Department of Justice (“DOJ”) are also investigating the circumstances surrounding the material weakness in our internal control over financial reporting for income taxes that was disclosed in a notification of late filing on Form 12b-25 filed on March 1, 2011 and in current reports on Form 8-K filed on February 21, 2012 and on July 24, 2012 and the subsequent restatements of our historical financial statements. We are cooperating fully with these investigations and have been discussing a resolution with the SEC. During the first quarter 2016 we continued to discuss potential resolution with the SEC and, based on the progress of these discussions to date, we have booked an accrual in the amount of $65 million. However, we are unable to predict whether a settlement will be reached or, if so, the amount of any such settlement, and the actual loss incurred in connection with this matter could exceed the amount accrued. Further, we may not reach a settlement with the government which could result in litigation. The government, generally, has a broad range of civil and criminal penalties available for these types of matters under applicable law and regulation, including injunctive relief, fines, penalties and modifications to business practices, some of which, if imposed on us, could be material to our business, financial condition or results of operations.

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

Other Contingencies

We maintain a contractual residual value guarantee at March 31, 2016 of $68 million in “Other Current Liabilities” and $28 million in “Other Non-Current Liabilities” related to certain lease equipment in our North America pressure pumping business and our Land Drilling Rigs segment on our Consolidated Balance Sheets.

We have supply contract related minimum purchase commitments and maintain a liability at March 31, 2016 of $156 million, of which $63 million is recorded in current liabilities and $93 million is recorded in “Other Non-Current Liabilities” on our Consolidated Balance Sheets.

15. New Accounting Pronouncements

Accounting Changes

In April 2015, the FASB issued ASU 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted ASU 2015-03 in the first quarter of 2016 retrospectively, which reduced Long-term debt and Other non-current assets by $27 million and $26 million as of December 31, 2015 and March 31, 2016, respectively.

Accounting Standards Issued Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which impacts certain aspects of the accounting for share-based payment transactions. This update provides various transition requirements that include both prospective, modified retrospective and retrospective application guidance. The new standard will be effective for us beginning with the first quarter of 2017. Early adoption is permitted, but it must include all amendments in the same period. We are evaluating the impact that this new standard will have on our Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to recognize a lease asset and lease liability for most leases, including those classified as operating leases under existing GAAP. The ASU also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors. The new standard will be effective for us beginning with the first quarter of 2019. Early application is permitted. The standard requires the use of a modified retrospective transition method and permits certain practical expedients to be applied. We are evaluating the effect that ASU 2016-02 will have on our Condensed Consolidated Financial Statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The new standard will be effective for us beginning with the first quarter of 2017. Early adoption is permitted. We are evaluating the impact that this new standard will have on our Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective for us beginning with the first quarter of 2017, and will be applied prospectively.  Early adoption is permitted. We do not expect the impact of our adoption to have a material effect on our Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09. Revenue from Contracts with Customers (Topic 606), which will require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. ASU 2014-09 permits either a retrospective application or a cumulative effect transition method. We have not yet selected the application date or a transition method, and we are currently evaluating the impact our adoption of this standard would have on our Condensed Consolidated Financial Statements.

16. Condensed Consolidating Financial Statements

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

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2016 and December 31, 2015: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2016 and December 31, 2015: (1) revolving credit facility, (2) 6.50% senior notes, (3) 6.00% senior notes, (4) 7.00% senior notes, (5) 9.625% senior notes, (6) 9.875% senior notes, (7) 5.125% senior notes, (8) 6.75% senior notes, (9) 4.50% senior notes and (10) 5.95% senior notes. At December 31, 2015, Weatherford Delaware also guaranteed the 5.50% senior notes of Weatherford Bermuda.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended March 31, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,585	$—	$1,585
Costs and Expenses	(66)	—	—	(1,966)	—	(2,032)
Operating Income (Loss)	(66)	—	—	(381)	—	(447)

Other Income (Expense):
Interest Expense, Net	—	(98)	(14)	(3)	—	(115)
Intercompany Charges, Net	(1)	(46)	(1)	(292)	340	—
Equity in Subsidiary Income	(431)	(288)	(235)	—	954	—
Other, Net	—	(13)	—	(17)	—	(30)
Income (Loss) Before Income Taxes	(498)	(445)	(250)	(693)	1,294	(592)
(Provision) Benefit for Income Taxes	—	—	5	96	—	101
Net Income (Loss)	(498)	(445)	(245)	(597)	1,294	(491)
Noncontrolling Interests	—	—	—	7	—	7
Net Income (Loss) Attributable to Weatherford	$(498)	$(445)	$(245)	$(604)	$1,294	$(498)
Comprehensive Income (Loss) Attributable to Weatherford	$(355)	$(452)	$(246)	$(461)	$1,159	$(355)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended March 31, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,794	$—	$2,794
Costs and Expenses	(7)	—	—	(2,737)	—	(2,744)
Operating Income (Loss)	(7)	—	—	57	—	50

Other Income (Expense):
Interest Expense, Net	—	(104)	(13)	(3)	—	(120)
Intercompany Charges, Net	—	(15)	—	15	—	—
Equity in Subsidiary Income	(111)	75	(25)	—	61	—
Other, Net	—	(20)	—	(17)	—	(37)
Income (Loss) Before Income Taxes	(118)	(64)	(38)	52	61	(107)
(Provision) Benefit for Income Taxes	—	—	5	(5)	—	—
Net Income (Loss)	(118)	(64)	(33)	47	61	(107)
Noncontrolling Interests	—	—	—	11	—	11
Net Income (Loss) Attributable to Weatherford	$(118)	$(64)	$(33)	$36	$61	$(118)
Comprehensive Income (Loss) Attributable to Weatherford	$(441)	$(156)	$(69)	$(286)	$511	$(441)

Condensed Consolidating Balance Sheet
March 31, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$1	$—	$21	$442	$—	$464
Other Current Assets	2	—	634	4,913	(647)	4,902
Total Current Assets	3	—	655	5,355	(647)	5,366

Equity Investments in Affiliates	5,118	10,586	8,951	1,300	(25,955)	—
Intercompany Receivables, Net	—	—	—	3,675	(3,675)	—
Other Assets	—	3	21	9,126	—	9,150
Total Assets	$5,121	$10,589	$9,627	$19,456	$(30,277)	$14,516

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,070	$6	$136	$—	$1,212
Accounts Payable and Other Current Liabilities	84	104	—	2,725	(647)	2,266
Total Current Liabilities	84	1,174	6	2,861	(647)	3,478

Long-term Debt	—	4,885	859	102	—	5,846
Intercompany Payables, Net	430	349	2,896	—	(3,675)	—
Other Long-term Liabilities	16	77	8	432	—	533
Total Liabilities	530	6,485	3,769	3,395	(4,322)	9,857

Weatherford Shareholders’ Equity	4,591	4,104	5,858	15,993	(25,955)	4,591
Noncontrolling Interests	—	—	—	68	—	68
Total Liabilities and Shareholders’ Equity	$5,121	$10,589	$9,627	$19,456	$(30,277)	$14,516

Condensed Consolidating Balance Sheet
December 31, 2015

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$2	$22	$443	$—	$467
Other Current Assets	4	—	651	5,146	(704)	5,097
Total Current Assets	4	2	673	5,589	(704)	5,564

Equity Investments in Affiliates	5,693	8,709	9,187	3,483	(27,072)	—
Intercompany Receivables, Net	—	—	—	10,423	(10,423)	—
Other Assets	3	2	16	9,175	—	9,196
Total Assets	$5,700	$8,713	$9,876	$28,670	$(38,199)	$14,760

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,503	$6	$73	$—	$1,582
Accounts Payable and Other Current Liabilities	19	212	—	2,922	(704)	2,449
Total Current Liabilities	19	1,715	6	2,995	(704)	4,031

Long-term Debt	—	4,885	862	105	—	5,852
Intercompany Payables, Net	1,362	6,147	2,914	—	(10,423)	—
Other Long-term Liabilities	15	77	10	410	—	512
Total Liabilities	1,396	12,824	3,792	3,510	(11,127)	10,395

Weatherford Shareholders’ Equity	4,304	(4,111)	6,084	25,099	(27,072)	4,304
Noncontrolling Interests	—	—	—	61	—	61
Total Liabilities and Shareholders’ Equity	$5,700	$8,713	$9,876	$28,670	$(38,199)	$14,760

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(498)	$(445)	$(245)	$(597)	$1,294	$(491)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	1	46	1	292	(340)	—
Equity in (Earnings) Loss of Affiliates	431	288	235	—	(954)	—
Deferred Income Tax Provision (Benefit)	—	—	(5)	(75)	—	(80)
Other Adjustments	959	168	(271)	(490)	—	366
Net Cash Provided (Used) by Operating Activities	893	57	(285)	(870)	—	(205)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(43)	—	(43)
Acquisition of Intellectual Property	—	—	—	(7)	—	(7)
Insurance Proceeds Related to Rig Loss	—	—	—	30	—	30
Proceeds from Sale of Assets and Businesses, Net	—	—	—	6	—	6
Net Cash Provided (Used) by Investing Activities	—	—	—	(14)	—	(14)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(82)	—	(290)	—	(372)
Borrowings (Repayments) Long-term Debt, Net	—	(350)	(2)	343	—	(9)
Borrowings (Repayments) Between Subsidiaries, Net	(892)	373	286	233	—	—
Proceeds from Issuance of Ordinary Shares	—	—	—	630	—	630
Other, Net	—	—	—	1	—	1
Net Cash Provided (Used) by Financing Activities	(892)	(59)	284	917	—	250
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(34)	—	(34)
Net Increase (Decrease) in Cash and Cash Equivalents	1	(2)	(1)	(1)	—	(3)
Cash and Cash Equivalents at Beginning of Period	—	2	22	443	—	467
Cash and Cash Equivalents at End of Period	$1	$—	$21	$442	$—	$464

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(118)	$(64)	$(33)	$47	$61	$(107)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	15	—	(15)	—	—
Equity in (Earnings) Loss of Affiliates	111	(75)	25	—	(61)	—
Deferred Income Tax Provision (Benefit)	—	—	(5)	(31)	—	(36)
Other Adjustments	(6)	136	27	(56)	—	101
Net Cash Provided (Used) by Operating Activities	(13)	12	14	(55)	—	(42)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(224)	—	(224)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	3	—	3
Net Cash Provided (Used) by Investing Activities	—	—	—	(221)	—	(221)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	498	—	(19)	—	479
Borrowings (Repayments) Long-term Debt, Net	—	(147)	(1)	(6)	—	(154)
Borrowings (Repayments) Between Subsidiaries, Net	12	(329)	(13)	330	—	—
Other, Net	—	—	—	(18)	—	(18)
Net Cash Provided (Used) by Financing Activities	12	22	(14)	287	—	307
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(6)	—	(6)
Net Increase (Decrease) in Cash and Cash Equivalents	(1)	34	—	5	—	38
Cash and Cash Equivalents at Beginning of Period	1	—	22	451	—	474
Cash and Cash Equivalents at End of Period	$—	$34	$22	$456	$—	$512

17. Subsequent Event

On May 4, 2016, we entered into an amended and restated revolving credit facility (the “A&R Credit Agreement”) in the amount of $1.15 billion, and a $500 million secured term loan agreement (the “Term Loan Agreement” and collectively with the A&R Credit Agreement, the “New Credit Agreements”). For lenders that have agreed to extend their commitments (such lenders, representing 88% of all commitments, the “extending lenders”), the A&R Credit Agreement matures in July of 2019, subject to an earlier maturity of November 28, 2018 if, under certain circumstances, we have not voluntarily redeemed, repurchased, refinanced or otherwise retired at least $500 million of our 2019 Senior Notes prior to November 28, 2018. For lenders that have not agreed to extend their revolving commitments (such lenders, representing 12% of all commitments, the “non-extending lenders”), the A&R Credit Agreement matures in July of 2017. The Term Loan Agreement matures in July of 2020. Prior to the initial borrowing under the New Credit Agreements, we must satisfy various conditions. Loans under the New Credit Agreements are subject to varying rates of interest based on whether the loan is a Eurodollar loan or an alternate base rate loan. We also incur a quarterly facility fee on the amount of the A&R Credit Agreement.

Eurodollar Loans. Eurodollar loans bear interest at the Eurodollar rate, which is LIBOR, plus the applicable margin. The applicable margin for Eurodollar loans under the A&R Credit Agreement depends on whether the lender is an extending lender or a non-extending lender. For non-extending lenders, the applicable margin under the A&R Credit Agreement ranges from 0.75% to 1.925% depending on our credit rating, and for extending lenders under the A&R Credit Agreement the applicable margin ranges from 1.925% to 3.7% depending on our leverage ratio. The applicable margin for Eurodollar loans under the Term Loan Agreement ranges from 1.425% to 3.2% depending on our leverage ratio.

Alternate Base Rate Loans. Alternate base rate loans bear interest at the alternate base rate plus the applicable margin. The applicable margin for alternate base rate loans under the A&R Credit Agreement depends on whether the lender is an extending lender or a non-extending lender. For non-extending lenders, the applicable margin under the A&R Credit Agreement ranges from 0.0% to 0.925% depending on our credit rating, and for extending lenders the applicable margin under the A&R Credit Agreement ranges from 0.925% to 2.7% depending on our leverage ratio. The applicable margin for alternate base rate loans under the Term Loan Agreement ranges from 0.425% to 2.2% depending on our leverage ratio.

Borrowings under our A&R Credit Agreement may be repaid from time to time without penalty. Obligations under the Term Loan Agreement are secured by substantially all of our assets. In addition, obligations under the New Credit Agreements are guaranteed by a material portion of our subsidiaries.

Our New Credit Agreements contain covenants including, among others, the following:

•	a prohibition against incurring debt, subject to permitted exceptions;

•	a restriction on creating liens on our assets and the assets of our operating subsidiaries, subject to permitted exceptions;

•	restrictions on mergers or asset dispositions;

•	maintenance of the following financial covenants:

1)
Leverage ratio of no greater than 3 to 1 through December 31, 2016 and 2.5 to 1 thereafter until maturity. This ratio measures our indebtedness guaranteed by subsidiaries under the New Credit Agreements and other guaranteed facilities to the trailing four quarters consolidated adjusted earnings before interest, taxes, depreciation, amortization and other specified charges (“EBITDA”);

2)
Leverage and letters of credit ratio of no greater than 4 to 1 on or before December 31, 2016 and 3.5 to 1 thereafter calculated as our indebtedness guaranteed by subsidiaries under the New Credit Agreements and other guaranteed facilities and all letters of credit to the trailing four quarters consolidated adjusted EBITDA; and

3)	Asset coverage ratio of at least 4 to 1, which is calculated as of our asset value to indebtedness guaranteed by subsidiaries under the New Credit Agreements and other guaranteed facilities; and

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business.

Our New Credit Agreements contain customary events of default, including our failure to comply with the financial covenants described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, the “Company,” “we,” “us” and “our” refer to Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, please review the section entitled “Forward-Looking Statements” and the section entitled “Part II – Other Information – Item 1A. – Risk Factors.”

Overview

General

We conduct operations globally and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis, and we report these regions as separate, distinct reporting segments.

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our three business groups: (1) Formation Evaluation and Well Construction, (2) Completion and Production and (3) Land Drilling Rigs, which together include 14 product lines.

•
Formation Evaluation and Well Construction includes Managed-Pressure Drilling, Drilling Services,Tubular Running Services, Drilling Tools, Wireline Services, Testing and Production Services, Re-entry and Fishing Services, Cementing, Liner Systems, Integrated Laboratory Services and Surface Logging Systems.

•	Completion and Production includes Artificial Lift Systems, Stimulation and Completion Systems.

•	Land Drilling Rigs encompasses our land drilling rigs business, including the products and services ancillary thereto.

Certain prior year amounts have been reclassified to conform to the current year presentation related to adoption of new accounting standards. Net income and shareholders’ equity were not affected by these reclassifications. See “Note 15 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements for additional details.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
March 31, 2016	$38.34	$1.96	706	1,016
December 31, 2015	37.04	2.36	910	1,105
March 31, 2015	47.60	2.64	1,648	1,261

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count for the period indicated – Source: Baker Hughes Rig Count

During the first quarter of 2016, oil prices ranged from a high of $41.66 per barrel in mid-March to a low of less than of $27.00 per barrel on the New York Mercantile Exchange. Natural gas ranged from a high of $2.47 MM/BTU in early January to a low of $1.64 MM/BTU in early March. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Outlook

The remainder of 2016 will continue to be challenged by the continued weakness in oil prices and severe market contraction for our services. The market weakness and contraction has materially reduced capital spending by our customers, which has reduced our revenue, both through lower activity levels and pricing. In response to the continued weakness in the price of crude oil and the continued decline in the anticipated level of exploration and production spending in 2016, we initiated another plan to continue reducing our cost structure through a workforce reduction of 6,000 additional employees. This was substantially complete as of March 31, 2016. Due to the continued downturn, we have increased the target headcount reduction by another 2,000 and expect these headcount reductions to be completed by the first half of 2016. In addition, we plan to close nine manufacturing and service facilities during 2016, of which four were completed in the first quarter 2016. We project to close over 50 of our operating and non-operating facilities in 2016 and have closed over 25 in the first quarter of 2016.

We expect market conditions to continue to weaken during the first half of 2016 with the potential for a slight recovery during the second half of the year from seasonal improvements and if commodity prices continue to stabilize. North America will continue to be severely impacted by both lower volume and pricing pressure as our customers continue to respond to the decline in commodity prices. We expect Latin America to show contraction in Mexico, Colombia and Brazil from lower activity levels as well as self-imposed reductions in Ecuador and Venezuela. We expect the Eastern Hemisphere to begin showing improvements before North America, with some opportunity for revenue and profitability increases during the second half of 2016.

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

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and/or objectives. It is also our intention to divest our remaining land drilling rigs when market conditions improve. Upon completion, the cash proceeds from any divestitures are expected to be used to repay or repurchase debt. Any such debt reduction may include the repurchase of our outstanding senior notes prior to their maturity in the open market, through a privately negotiated transaction or otherwise.

The oilfield services industry growth is highly dependent on many external factors, such as our customers’ capital expenditures, world economic and political conditions, the price of oil and natural gas, member-country quota compliance within OPEC and weather conditions and other factors, including those described in the section entitled “Forward-Looking Statements.”

Opportunities and Challenges

Our industry offers many opportunities and challenges. The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. We have created a long-term strategy aimed at growing our businesses, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, including the ongoing and prolonged industry downturn and our ability to respond to industry demands and periods of over-supply or low oil prices, successfully maximize the benefits from our acquisitions and complete the disposition of our land drilling rigs business.

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the first quarter of 2016 and 2015:

	Three Months Ended
	March 31,
(Dollars and shares in millions, except per share data)	2016	2015	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$543	$1,163	$(620)	(53)%
MENA/Asia Pacific	361	533	(172)	(32)%
Europe/SSA/Russia	257	417	(160)	(38)%
Latin America	305	486	(181)	(37)%
Subtotal	1,466	2,599	(1,133)	(44)%
Land Drilling Rigs	119	195	(76)	(39)%
Total Revenues	1,585	2,794	(1,209)	(43)%

Operating Income (Expense):
North America	(128)	(10)	(118)	(1,180)%
MENA/Asia Pacific	(46)	60	(106)	(177)%
Europe/SSA/Russia	(1)	71	(72)	(101)%
Latin America	44	98	(54)	(55)%
Subtotal	(131)	219	(350)	(160)%
Land Drilling Rigs	(26)	10	(36)	(360)%
Total Segment Operating Income	(157)	229	(386)	(169)%
Research and Development	(45)	(64)	19	30%
Corporate Expenses	(43)	(56)	13	23%
Asset Write-Downs and Other Related Charges	(49)	—	(49)	—%
Restructuring Charges	(77)	(41)	(36)	(88)%
Litigation Charges, Net	(67)	—	(67)	—%
Gain (Loss) on Sale of Businesses, Net	(1)	3	(4)	(133)%
Other Items	(8)	(21)	13	62%
Total Operating Income (Loss)	(447)	50	(497)	(994)%

Interest Expense, Net	(115)	(120)	5	4%
Currency Devaluation Charges	(31)	(26)	(5)	(19)%
Other, Net	1	(11)	12	109%
Income Tax Benefit	101	—	101	—%
Net Loss per Diluted Share	$(0.61)	$(0.15)	$(0.46)	(307)%
Weighted Average Diluted Shares Outstanding	813	778	(35)	(4)%
Depreciation and Amortization	$250	$316	$66	21%

Revenue Percentage by Product Service Line Group

The following chart contains the percentage distribution of our consolidated revenues by product service line group for the first quarter of 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Formation Evaluation and Well Construction	56%	57%
Completion and Production	36	36
Land Drilling Rigs	8	7
Total	100%	100%

Consolidated Revenues

Consolidated revenues decreased $1.2 billion, or 43%, in the first quarter of 2016 compared to the first quarter of 2015. Revenues decreased in the first quarter of 2016 across all of our segments with declines of $620 million, or 53%, in North America, $513 million, or 36%, in our International segments and $76 million, or 39%, in Land Drilling Rigs. International revenues represent revenues of our regional segments other than North America and the Land Drilling Rigs segments. The decline in North American revenue is consistent with the 57% decrease in North American rig count since the first quarter of 2015 with significant declines across product lines in the United States and Canada, particularly pressure pumping, artificial lift, intervention services and drilling services. The decline in the North America segment was driven by a combination of lower activity and customer pricing pressure.

The decline in revenues in our International segments due to the decrease in international rig count of 19% since the first quarter of 2015 as well as declines in revenue from our Europe/Russia/SSA and MENA/Asia Pacific due to pricing pressure and reduced activity across our product lines. Lastly, our Latin America segment experienced lower activity particularly in the Well Construction and Formation Evaluation product lines. The decline in our Land Drilling Rigs revenue is primarily attributable to the decline in drilling activity consistent with the rig count declines and decreases in new drilling activity.

Operating Income (Loss)

Consolidated operating income decreased $497 million, or 994%, in the first quarter of 2016 compared to the first quarter of 2015. The decline in operating income is consistent with the reduction in activity resulting from the significant decline in both the price of oil and rig counts, which has put pressure on our pricing and has resulted in a lower volume of work.

Consolidated operating loss for the first quarter of 2016 and consolidated operating income for the first quarter of 2015 also includes charges as follows:

•	$77 million in 2016 and $41 million in 2015 of severance and restructuring charges;

•	$67 million in 2016 of litigation charges primarily for a proposed settlement offer of the SEC/DOJ lawsuit related to the restatement of our historical financial statements in previous years:

•	$49 million in 2016 of supply contract related charges and casualty losses; and

•	$8 million in 2016 and $21 million in 2015 of professional and other fees, divestiture related charges, loss on sale of businesses and investments, and other charges.
For additional information regarding charges by segment, see the subsection entitled “Segment Results” and “Restructuring Charges” below.

Segment Results

North America

Revenues in our North America segment decreased $620 million, or 53%, in the first quarter of 2016 compared to the first quarter of 2015. North American average rig count decreased 57% since March 31, 2015. The decline in revenue in the first quarter of 2016 was due to lower activity and pricing pressure that broadly impacted all product lines, particularly artificial lift, pressure pumping, drilling services, and intervention services and drilling tools.

Operating loss in our North America segment increased $118 million, or 1,180%, in the first quarter of 2016 compared to the first quarter of 2015. The same factors contributing to the decline in revenues directly contributed to the increase in operating loss, partially offset by cost savings from the operating and non-operating facility closures, headcount reductions, lower depreciation and amortization due to decreased capital spending and impairments in previous quarters.

MENA/Asia Pacific

Revenues in our MENA/Asia Pacific segment decreased $172 million, or 32%, in the first quarter of 2016 compared to the first quarter of 2015. The revenue decline affected most product lines but primarily intervention services, wireline, testing and production services, and tubular running services. The decline was attributable to lower revenues from our legacy Zubair contract in Iraq as it nears completion, lower activity in Saudi Arabia and Qatar and lower demand in the Asia Pacific region, primarily in Indonesia, Malaysia, Australia and China.

Operating income decreased $106 million, or 177%, in the first quarter of 2016 compared to the first quarter of 2015. The decrease in operating income is primarily attributable to legacy contract project losses in Iraq and lower activity across most product lines. The decline was partially offset by cost improvements from the closure of unprofitable locations.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment decreased $160 million, or 38%, in the first quarter of 2016 compared to the first quarter of 2015. The decline in activity directly impacted the decline in revenues due to lower demand and pricing pressure across all product lines. The overall decline was led by Europe, primarily in the United Kingdom, Norway and Romania. The lower activity from continued project delays in Angola, Gabon and Nigeria in Sub-Sahara Africa contributed to the revenue decline.

Operating income decreased $72 million, or 101%, in the first quarter of 2016 compared to the first quarter of 2015. The decline was the direct impact of lower revenue activity and pricing pressure as mentioned above offset by headcount reductions cost savings.

Latin America

Revenues in our Latin America segment decreased $181 million, or 37%, in the first quarter of 2016 compared to the first quarter of 2015. The decline in revenue is primarily due to reduced demand across our core product lines, primarily drilling services, intervention, production related services and artificial lift in Colombia, Venezuela, Brazil, Mexico and Ecuador.

Operating income decreased $54 million, or 55%, in the first quarter of 2016 compared to the first quarter of 2015. The same factors contributing to the decline in revenues directly contributed to the decline in operating income, which were partially offset by cost reduction initiatives and improved margins in Mexico and Argentina.

Land Drilling Rigs

Revenues in our Land Drilling Rigs segment decreased $76 million, or 39%, in the first quarter of 2016 compared to the first quarter of 2015. Operating income decreased $36 million, or 360%, in the first quarter of 2016 compared to the first quarter of 2015. The decrease is due to the overall decrease in the international rig count and reduced drilling activity and pricing pressures which have negatively impacted our operations in MENA and SSA, partially offset by headcount reduction cost savings.

Currency Devaluation Charges

In the first quarter of 2016 and 2015, currency devaluation charges reflect the impact of the devaluation of the Angolan kwanza of $31 million and the Venezuelan bolivar of $26 million, respectively. The currency devaluation charges are included in current earnings in the line captioned “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations.

Included in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations are other net foreign currency gains of $7 million in the first quarter of 2016 compared to charges of and $12 million in the first quarter of 2015. The net foreign currency gains are primarily due to the strengthening or weakening U.S. dollar compared to our foreign denominated operations and the changes in fair value of our foreign currency forward contracts and cross-currency swap contracts.

Interest Expense, Net

Net interest expense was $115 million and $120 million for the first quarter of 2016 and 2015, respectively. Interest expense for the first quarter of 2016 decreased primarily due to lower debt balances due to the repayment of debt and the repurchase of certain senior notes in the past year.

Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change, affecting the tax expense for both successive interim results as well as the annual tax results. For the first quarter of 2016, we had a tax benefit of $101 million, on a loss before income taxes of $592 million. Our results for the first quarter of 2016 include charges with no significant tax benefit principally related to a $65 million litigation accrual, $52 million of Zubair project losses and $31 million of currency devaluation related to the Angolan kwanza.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $16 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the first quarter of 2015, we had no tax provision on a loss before income taxes of $107 million. Our results for the first quarter of 2015 were impacted by discrete loss before tax items, including approximately $41 million of restructuring charges and a $26 million devaluation of the Venezuelan bolivar, with no significant tax benefit.

Restructuring Charges

In response to further declines in crude oil prices and our anticipation of a lower level of exploration and production spending in 2016, we initiated an additional plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2016 Plan”) included a workforce reduction and other cost reduction measures initiated across our geographic regions.

In connection with the 2016 Plan, we recognized restructuring charges of $77 million in the first quarter of 2016, which include termination (severance) benefits of $72 million and other restructuring charges of $5 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

In the fourth quarter of 2014, we announced a cost reduction plan (the “2015 Plan”), which included a worldwide workforce reduction and other cost reduction measures. In the first quarter of 2015, we recognized restructuring charges of $41 million for the 2015 Plan, which include termination (severance) benefits of $40 million and other restructuring charges of $1 million.

The following tables present the components of the 2016 Plan and the 2015 Plan restructuring charges by segment for the first quarter of 2016 and 2015.

	Three Months Ended March 31, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$19	$5	$24
MENA/Asia Pacific	9	—	9
Europe/SSA/Russia	15	—	15
Latin America	15	—	15
Subtotal	58	5	63
Land Drilling Rigs	4	—	4
Corporate and Research and Development	10	—	10
Total	$72	$5	$77

	Three Months Ended March 31, 2015
			Total
(Dollars in millions)	Severance	Other	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$8	$—	$8
MENA/Asia Pacific	5	1	6
Europe/SSA/Russia	7	—	7
Latin America	12	—	12
Subtotal	32	1	33
Land Drilling Rigs	5	—	5
Corporate and Research and Development	3	—	3
Total	$40	$1	$41

Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents of $464 million compared to $467 million at December 31, 2015. The following table summarizes cash flows provided by (used in) each type of activity, for the first quarter of 2016 and 2015:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Net Cash Used in Operating Activities	$(205)	$(42)
Net Cash Used in Investing Activities	(14)	(221)
Net Cash Provided by Financing Activities	250	307

Operating Activities

For the first quarter of 2016, cash used in operating activities was $205 million compared to $42 million in the first quarter of 2015. The operating cash flow in 2016 compared to 2015 was attributable to a decline in operating income due associated with the significant decline in oil prices and drilling activity, partially offset by improved cash flow from working capital.

Investing Activities

The primary driver of our investing cash flow activities is capital expenditures for property, plant and equipment. Capital expenditures were $43 million and $224 million for the first quarter of 2016 and 2015, respectively. The amount we spend for capital expenditures varies each year based on the type of contracts in which we enter, our asset availability and our expectations with respect to industry activity levels in the following year. The significant decline in capital expenditures is due to the continued weakness in the price of crude oil, continued weakness in demand, and lower than expected exploration and production spending.

In the first quarter of 2016, we received $30 million of insurance proceeds from the loss of a rig in Kuwait.

Financing Activities

In the first quarter of 2016, we received net proceeds of $630 million from the issuance of 115 million ordinary shares of the Company. Our financing activities also consisted of the borrowing and repayment of short-term and long-term debt. Short-term debt repayments were $372 million in the first quarter of 2016 compared to short-term borrowings of $479 million in the first quarter of 2015.

Total net long-term debt repayments were $9 million in the first quarter of 2016 compared to total net long-term debt repayments of $154 million in the first quarter of 2015. The long-term debt repayments in 2016 were primarily comprised of the repayment of our 5.5% senior note with a principal balance of $350 million. In the first quarter of 2015, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes, 6.5% senior notes, 6.75% senior notes with a total book value of $160 million. We recognized a cumulative gain of approximately $12 million on these transactions.

Sources of Liquidity

Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, accounts receivable factoring, dispositions, and availability under committed lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. From time to time we may and have entered into transactions to dispose of businesses or capital assets that are no longer core to our long-term strategy.

Revolving Credit Agreement

On February 1, 2016, we amended our unsecured, revolving credit agreement (the “Credit Agreement”) that matures on July 13, 2017 and reduced the limit of borrowings to $2 billion. The Credit Agreement can be used for a combination of borrowings, including support for our former commercial paper program and issuances of letters of credit. The amended Credit Agreement requires that we maintain a debt-to-total capitalization ratio of less than 70% for the quarters ended March 31, 2016 and June 30, 2016, and less than 60% thereafter. As of March 31, 2016, we were in compliance with this covenant with a ratio of 53.6%. The covenant ratio is calculated as total consolidated indebtedness, net of derivative positions of $14 million, divided by total capitalization, including non-controlling interest balances and excluding $1.46 billion of foreign currency translation adjustments.

On May 4, 2016, we entered into an amended and restated credit agreement and a term loan agreement, collectively the “New Credit Agreements”. Once effective, our New Credit Agreements will require that we maintain the following new financial covenants:

1)
Leverage ratio of no greater than 3 to 1 through December 31, 2016 and 2.5 to 1 thereafter until maturity. This ratio measures our indebtedness guaranteed by subsidiaries under the New Credit Agreements and other guaranteed facilities to the trailing four quarters consolidated adjusted earnings before interest, taxes, depreciation, amortization and other specified charges (“EBITDA”);

2)
Leverage and letters of credit ratio of no greater than 4 to 1 on or before December 31, 2016 and 3.5 to 1 thereafter calculated as our indebtedness guaranteed by subsidiaries under the New Credit Agreements and other guaranteed facilities and all letters of credit to the trailing four quarters consolidated adjusted EBITDA; and

3)	Asset coverage ratio of at least 4 to 1, which is calculated as of our asset value to indebtedness guaranteed by subsidiaries under the New Credit Agreements and other guaranteed facilities; and
Although we are not subject to these new financial covenants in the current quarter, as of March 31, 2016 we would have been in compliance with these new financial covenants with a leverage ratio of 1.06 to 1, a leverage and letters of credit ratio of 1.69 to 1 and an asset coverage ratio of 14.0 to 1. Our New Credit Agreements contain customary events of default, including our failure to comply with the financial covenants described above. See Note 17 – Subsequent Event for additional information.

The following summarizes our availability under the Credit Agreement at March 31, 2016 (dollars in millions):

Facility	$2,000
Less uses of facility:
Revolving credit facility	1,035
Letters of credit	16
Availability	$949

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At March 31, 2016, we had $130 million in short-term borrowings under these arrangements, including overdraft facility borrowings and $30 million borrowed under a credit agreement that matures June 20, 2016. In the first quarter of 2016 we repaid $150 million borrowed under a credit agreement that matured on March 20, 2016.

Ratings Services’ Credit Rating

Our Standard & Poor’s Rating Services’ credit rating on our senior unsecured debt is currently BB+, and our short-term rating is B, with a negative outlook. On March 14, 2016, Moody’s downgraded our unsecured debt to Ba3 from Ba1, and lowered our short-term rating to SGL-3 from SGL-2, with a negative outlook. On January 25, 2016, Fitch Ratings lowered its credit rating on our senior unsecured debt to BB from BBB- and lowered our short-term rating to B from F3 and maintained its negative outlook. We have access and expect we will continue to have access to most credit markets.

Cash Requirements

During 2016, we anticipate our cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, severance and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and amounts to settle litigation related matters. We anticipate funding these requirements from cash generated from operations, availability under our existing or additional credit facilities, and if completed, proceeds from disposals of businesses or capital assets. We anticipate that cash generated from operations will be augmented by working capital improvements driven by capital discipline including further inventory reductions. Capital expenditures for 2016 are projected to be approximately $250 million, which will be 63% lower than capital expenditures of $682 million in 2015. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2016. Expenditures are expected to be used primarily to support ongoing activities of our core businesses, and our sources of liquidity are anticipated to be sufficient to meet our needs.

Cash and cash equivalents of $464 million at March 31, 2016 are held by subsidiaries outside of Ireland. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax. As of March 31, 2016, $139 million of our cash and cash equivalent balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. Dollar conversions, causing our kwanza cash balance to increase throughout the year. Prolonged Angolan exchange limitations may limit our ability to repatriate earnings and expose us to additional exchange rate risk.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2016 and December 31, 2015: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2016 and December 31, 2015: (1) revolving credit facility, (2) 6.50% senior notes, (3) 6.00% senior notes, (4) 7.00% senior notes, (5) 9.625% senior notes, (6) 9.875% senior notes, (7) 5.125% senior notes, (8) 6.75% senior notes, (9) 4.50% senior notes and (10) 5.95% senior notes. At December 31, 2015, Weatherford Delaware also guaranteed the 5.50% senior notes of Weatherford Bermuda.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See guarantor financial information presented in “Note 16 – Condensed Consolidating Financial Statements” to our Condensed Consolidated Financial Statements.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of March 31, 2016, we had $764 million of letters of credit and performance and bid bonds outstanding, consisting of $597 million outstanding under various uncommitted credit facilities, $16 million of letters of credit outstanding under our Credit Agreement and $151 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

See “Note 8 – Derivative Instruments” to our Condensed Consolidated Financial Statements for details regarding our use of interest rate swaps and derivative contracts we enter to hedge our exposure to currency fluctuations in various foreign currencies and other derivative activities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Condensed Consolidated Financial Statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

See “Note 15 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements.

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

•
our ability to manage our workforce, supply chain and business processes, information technology systems and technological innovation and commercialization, including the impact of our cost reduction plans;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Item 7A.– Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our exposure to market risk has not changed materially since December 31, 2015, except as described under the subheading “Currency Devaluation Charges” of “Note 1 – General” to the Condensed Consolidated Financial Statements.”

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

See “Note 14 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1
Amendment No. 4 to Credit Agreement, dated February 1, 2016, with Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), Weatherford International, LLC (Delaware), Weatherford Liquidity Management Hungary Limited Liability Company (Hungary), Weatherford Capital Management Services Limited Liability Company (Hungary), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference as Exhibit 10.1 of Weatherford’s Form 8-K filed February 4, 2016, File No. 1-36504).

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
**101
The following materials from Weatherford International plc's Quarterly Report on Form 10-Q for the quarter ended
March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
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

Weatherford International plc

Date: May 5, 2016	By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Krishna Shivram
Krishna Shivram
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)