Form 10-Q
period 2016-06-30
Weatherford International plc
filed 2016-07-29
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 19, 2016, there were 896,151,597 shares of Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Six Months Ended June 30, 2016

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2016	2015	2016	2015
Revenues:
Products	$479	$891	$1,039	$1,931
Services	923	1,499	1,948	3,253
Total Revenues	1,402	2,390	2,987	5,184

Costs and Expenses:
Cost of Products	513	802	1,095	1,705
Cost of Services	725	1,214	1,617	2,513
Research and Development	41	59	86	123
Selling, General and Administrative Attributable to Segments	230	339	499	702
Corporate General and Administrative	34	53	76	120
Asset Write-Downs and Other Charges	154	181	211	191
Equity Investment Impairment	—	20	—	20
Restructuring Charges	51	69	128	110
Litigation Charges, Net	114	112	181	112
Loss on Sale of Businesses, Net	—	5	1	2
Total Costs and Expenses	1,862	2,854	3,894	5,598

Operating Loss	(460)	(464)	(907)	(414)

Other Income (Expense):
Interest Expense, Net	(119)	(117)	(234)	(237)
Bond Tender Premium, Net	(78)	—	(78)	—
Currency Devaluation Charges	—	(16)	(31)	(42)
Other, Net	(7)	(18)	(6)	(29)

Loss Before Income Taxes	(664)	(615)	(1,256)	(722)
Income Tax Benefit	102	132	203	132
Net Loss	(562)	(483)	(1,053)	(590)
Net Income Attributable to Noncontrolling Interests	3	6	10	17
Net Loss Attributable to Weatherford	$(565)	$(489)	$(1,063)	$(607)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(0.63)	$(0.63)	$(1.24)	$(0.78)

Weighted Average Shares Outstanding:
Basic & Diluted	899	778	856	778

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Net Loss	$(562)	$(483)	$(1,053)	$(590)
Other Comprehensive Income (Loss), Net of Tax:
Currency Translation Adjustments	(10)	115	132	(230)
Defined Benefit Pension Activity	1	(1)	1	21
Other	—	—	1	—
Other Comprehensive Income (Loss)	(9)	114	134	(209)
Comprehensive Loss	(571)	(369)	(919)	(799)
Comprehensive Income Attributable to Noncontrolling Interests	3	6	10	17
Comprehensive Loss Attributable to Weatherford	$(574)	$(375)	$(929)	$(816)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and shares in millions, except par value)	2016	2015
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$452	$467
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $95 in 2016 and $113 in 2015	1,484	1,781
Inventories, Net	2,195	2,344
Prepaid Expenses	302	343
Deferred Tax Assets	136	165
Other Current Assets	480	464
Total Current Assets	5,049	5,564

Property, Plant and Equipment, Net of Accumulated Depreciation of $7,369 in 2016 and $7,235 in 2015	5,247	5,679
Goodwill	2,852	2,803
Other Intangible Assets, Net of Accumulated Amortization of $818 in 2016 and $783 in 2015	330	356
Equity Investments	65	76
Other Non-Current Assets	569	282
Total Assets	$14,112	$14,760

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$290	$1,582
Accounts Payable	790	948
Accrued Salaries and Benefits	338	406
Income Taxes Payable	111	203
Other Current Liabilities	999	892
Total Current Liabilities	2,528	4,031

Long-term Debt	6,943	5,852
Other Non-Current Liabilities	454	512
Total Liabilities	9,925	10,395

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 896 shares at June 30, 2016 and 779 shares at December 31, 2015	1	1
Capital in Excess of Par Value	6,250	5,502
Retained (Deficit) Earnings	(621)	442
Accumulated Other Comprehensive Loss	(1,507)	(1,641)
Weatherford Shareholders’ Equity	4,123	4,304
Noncontrolling Interests	64	61
Total Shareholders’ Equity	4,187	4,365
Total Liabilities and Shareholders’ Equity	$14,112	$14,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(1,053)	$(590)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	499	627
Employee Share-Based Compensation Expense	38	34
Long-Lived Assets Impairment	—	124
Asset Write-Downs and Other Related Charges	164	122
Equity Investment Impairment	—	20
Litigation Charges	185	112
Bond Tender Premium	78	—
Deferred Income Tax Benefit	(215)	(191)
Currency Devaluation Charges	31	42
Other, Net	101	86
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	170	687
Inventories	122	76
Other Current Assets	67	27
Accounts Payable	(167)	(616)
Other Current Liabilities	(297)	(173)
Other, Net	(67)	(138)
Net Cash Provided by (Used in) Operating Activities	(344)	249

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(74)	(411)
Acquisition of Intellectual Property	(8)	(3)
Insurance Proceeds Related to Rig Loss	30	—
Proceeds from Sale of Assets and Businesses, Net	16	23
Payment Related to Sale of Business	(20)	—
Net Cash Used in Investing Activities	(56)	(391)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	3,156	—
Repayments of Long-term Debt	(1,880)	(161)
Borrowings (Repayments) of Short-term Debt, Net	(1,381)	478
Proceeds from Issuance of Ordinary Common Shares	623	—
Bond Tender Premium	(78)	—
Other Financing Activities, Net	(20)	(15)
Net Cash Provided by Financing Activities	420	302
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(35)	(23)

Net Increase (Decrease) in Cash and Cash Equivalents	(15)	137
Cash and Cash Equivalents at Beginning of Period	467	474
Cash and Cash Equivalents at End of Period	$452	$611

Supplemental Cash Flow Information:
Interest Paid	$261	$239
Income Taxes Paid, Net of Refunds	$120	$180

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly our Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015. When referring to “Weatherford” and using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016.
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

Certain prior year amounts have been reclassified to conform to the current year presentation related to the adoption of new accounting standards. Net income and shareholders’ equity were not affected by these reclassifications. See “Note 17 – New Accounting Pronouncements” for additional details.

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

2. Restructuring Charges

In response to continuing crude oil prices fluctuation and our anticipation of a lower level of exploration and production spending in 2016, we initiated an additional plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2016 Plan”) included a workforce reduction and other cost reduction measures initiated across our geographic regions.

In connection with the 2016 Plan, we recognized restructuring charges of $51 million and $128 million in the second quarter and the first six months of 2016, respectively, which include termination (severance) benefits of $36 million and $108 million, respectively, and other restructuring charges of $15 million and $20 million, respectively. Other restructuring charges include contract termination costs, relocation and other associated costs.

In the fourth quarter of 2014, we announced a cost reduction plan (the “2015 Plan”), which included a worldwide workforce reduction and other cost reduction measures. In the second quarter and the first six months of 2015, we recognized restructuring charges of $69 million and $110 million for the 2015 Plan, which include termination (severance) benefits of $19 million and $59 million, respectively, and other restructuring charges of $50 million and $51 million, respectively. Other restructuring charges include contract termination costs, relocation and other associated costs.

The following tables present the components of the 2016 Plan and the 2015 Plan restructuring charges by segment for the second quarter and the first six months of 2016 and 2015.

	Three Months Ended June 30, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$5	$10	$15
MENA/Asia Pacific	9	2	11
Europe/SSA/Russia	8	2	10
Latin America	11	1	12
Subtotal	33	15	48
Land Drilling Rigs	1	—	1
Corporate and Research and Development	2	—	2
Total	$36	$15	$51

	Three Months Ended June 30, 2015
			Total
(Dollars in millions)	Severance	Other	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$4	$17	$21
MENA/Asia Pacific	6	23	29
Europe/SSA/Russia	5	9	14
Latin America	3	1	4
Subtotal	18	50	68
Land Drilling Rigs	1	—	1
Corporate and Research and Development	—	—	—
Total	$19	$50	$69

	Six Months Ended June 30, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$24	$15	$39
MENA/Asia Pacific	18	2	20
Europe/SSA/Russia	23	2	25
Latin America	26	1	27
Subtotal	91	20	111
Land Drilling Rigs	5	—	5
Corporate and Research and Development	12	—	12
Total	$108	$20	$128

	Six Months Ended June 30, 2015
			Total
(Dollars in millions)	Severance	Other	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$12	$17	$29
MENA/Asia Pacific	11	24	35
Europe/SSA/Russia	12	9	21
Latin America	15	1	16
Subtotal	50	51	101
Land Drilling Rigs	6	—	6
Corporate and Research and Development	3	—	3
Total	$59	$51	$110

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below and largely relate to the severance accrued as part of the plans mentioned previously as well as our 2014 cost reduction plan (the “2014 Plan”) that will be paid pursuant to the respective arrangements and statutory requirements.

	At June 30, 2016
	2016 Plan		2015 and 2014 Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
North America	$1	$8	$4	$1	$14
MENA/Asia Pacific	3	1	2	4	10
Europe/SSA/Russia	9	1	2	8	20
Latin America	—	—	—	—	—
Subtotal	13	10	8	13	44
Land Drilling Rigs	1	—	—	—	1
Corporate and Research and Development	3	—	1	—	4
Total	$17	$10	$9	$13	$49

The following table presents the restructuring liability activity for the first six months of 2016.

		Six Months Ended June 30, 2016
(Dollars in millions)	Accrued Balance at December 31, 2015	Charges	Cash Payments	Other	Accrued Balance at June 30, 2016
2016 Plan:
Severance liability	$—	$108	$(92)	$1	$17
Other restructuring liability	—	20	(5)	(5)	10
2015 and 2014 Plan:
Severance liability	37	—	(23)	(5)	9
Other restructuring liability	14	—	(1)	—	13
Total severance and other restructuring liability	$51	$128	$(121)	$(9)	$49

3.  Percentage-of-Completion Contracts

We account for our long-term early production facility construction contracts in Iraq under the percentage-of-completion method. In the second quarter of 2016, we recognized an estimated project income of $52 million for our Zubair contract, and in the first six months of 2016 we are break-even. Cumulative estimated loss from the Iraq contracts was $532 million as of June 30, 2016.

On May 26, 2016, we entered into an agreement with our customer containing the terms and conditions of the settlement on the Zubair contract. The settlement to be paid to us is a gross amount of $150 million, of which $62 million was received in the second quarter 2016, and includes variation order requests, claims for extension of time, payments of remaining contract milestones and new project completion timelines that resulted in relief from the liquidated damages provisions. Of the remaining gross settlement, we expect to collect $72 million in the second half of 2016 and the last $16 million in the first quarter of 2017.

As of June 30, 2016, we have no claims revenue, and our percentage-of-completion project estimate includes $25 million in newly approved change orders and $32 million of back charges. Our net billings in excess of costs as of June 30, 2016 were $39 million and are shown in the “Other Current Liabilities” line on the Consolidated Balance Sheet.

In the second quarter and the first six months of 2015, we recognized estimated project losses of $69 million and $27 million, respectively, related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Cumulative estimated losses on these projects were $406 million at June 30, 2015. As of June 30, 2015, our percentage-of-completion project estimates include $137 million of claims revenue and $21 million of back charges.

4.  Accounts Receivable Factoring and Other Receivables

In the first six months of 2016, we sold approximately $77 million of accounts receivable. We received cash totaling $76 million and recognized a loss of $0.3 million. Our factoring transactions in the six months ended June 30, 2016 qualified for sale accounting under U.S. GAAP, and the proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows. We did not sell any accounts receivable during the six months ended June 30, 2015.

During the second quarter of 2016, we accepted a note with a face value of $120 million from Petroleos de Venezuela, S.A. (“PDVSA”) in exchange for $120 million in trade receivables. The note has a three year term at a 6.5% stated interest rate. We may decide to sell this note in the future and have classified the note in “Other Non-Current Assets” on the accompanying Condensed Consolidated Balance Sheets. We carry the note at lower of cost or fair value and recognized a loss of $84 million to adjust the note to fair value.

5.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	June 30, 2016	December 31, 2015
Raw materials, components and supplies	$176	$172
Work in process	55	61
Finished goods	1,964	2,111
	$2,195	$2,344

6.  Goodwill

The changes in the carrying amount of goodwill by reportable segment for the first six months ended June 30, 2016 were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
Balance at December 31, 2015	$1,756	$190	$573	$284	$2,803
Foreign currency translation adjustments	54	—	(9)	4	49
Balance at June 30, 2016	$1,810	$190	$564	$288	$2,852

7.  Short-term Borrowings and Other Debt Obligations

(Dollars in millions)	June 30, 2016	December 31, 2015
Revolving credit facility	$47	$967
Other short-term bank loans	73	214
Total short-term borrowings	120	1,181
Current portion of long-term debt and term loan agreement	170	401
Short-term borrowings and current portion of long-term debt	$290	$1,582

Revolving Credit Facility and Secured Term Loan Agreement

On May 4, 2016, we entered into an amended and restated revolving credit facility (the “A&R Credit Agreement”) in the amount of $1.38 billion and a $500 million secured term loan agreement (the “Term Loan Agreement” and collectively with the A&R Credit Agreement, the “Credit Agreements”). For lenders that have agreed to extend their commitments (“extending lenders”), the A&R Credit Agreement matures in July of 2019. For lenders that did not agree to extend their commitments (such lenders, representing $229 million, the “non-extending lenders”), the A&R Credit Agreement matures in July of 2017. The Term Loan Agreement matures on July of 2020, and beginning September 30, 2016, a principal repayment of $12.5 million is required on the last day of each quarter. At June 30, 2016, we had $1.31 billion available for borrowing under our A&R Credit Agreement and there were $26 million in outstanding letters of credit.

Loans under the Credit Agreements are subject to varying rates of interest based on whether the loan is a Eurodollar loan or an alternate base rate loan. We also incur a quarterly facility fee on the amount of the A&R Credit Agreement. See Note 8 – Long-term Debt, for information related to interest rate applicable for the Term Loan Agreement.

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

Borrowings under our A&R Credit Agreement may be repaid from time to time without penalty. Obligations under the Term Loan Agreement are secured by substantially all of our assets. In addition, obligations under the Credit Agreements are guaranteed by a material portion of our subsidiaries.

Our Credit Agreements contain covenants including, among others, the following:

•	a prohibition against incurring debt, subject to permitted exceptions;

•	a restriction on creating liens on our assets and the assets of our operating subsidiaries, subject to permitted exceptions;

•	restrictions on mergers or asset dispositions;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business; and

•	maintenance of the following financial covenants:

1)
leverage ratio of no greater than 3 to 1 through December 31, 2016 and 2.5 to 1 thereafter until maturity. This ratio measures our indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities to the trailing four quarters consolidated adjusted earnings before interest, taxes, depreciation, amortization and other specified charges (“EBITDA”);

2)
leverage and letters of credit ratio of no greater than 4 to 1 on or before December 31, 2016 and 3.5 to 1 thereafter calculated as our indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities and all letters of credit to the trailing four quarters consolidated adjusted EBITDA; and

3)	asset coverage ratio of at least 4 to 1, which is calculated as our asset value to indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities.

Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants described above. As of June 30, 2016, we were in compliance with these financial covenants.

On July 19, 2016, we amended these facilities to make minor changes and amendments to certain collateral provisions, negative covenants and related definitions, and to add an accordion feature to permit new and existing lenders to add up to a maximum of $250 million in additional commitments.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At June 30, 2016, we had $73 million in short-term borrowings under these arrangements, primarily from overdraft facility borrowings. In the first six months of 2016, we repaid $180 million borrowed under a credit agreement that matured on March 20, 2016 and June 20, 2016. In addition, we had $590 million of letters of credit under various uncommitted facilities and $149 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at June 30, 2016.

At June 30, 2016, the current portion of long-term debt was primarily related to our 6.35% Senior Notes due 2017 and the current portion of our secured term loan and capital leases. Our 5.50% senior notes with a principal balance of $350 million were repaid in February 2016.

8. Long-term Debt

Long-term Debt consisted of the following:

(Dollars in millions)	June 30, 2016	December 31, 2015
5.50% Senior Notes due 2016	$—	$350
6.35% Senior Notes due 2017	90	604
6.00% Senior Notes due 2018	66	498
9.625% Senior Notes due 2019	491	1,012
5.125% Senior Notes due 2020	364	768
5.875% Exchangeable Senior Notes due 2021	1,136	—
7.75% Senior Notes due 2021	738	—
4.50% Senior Notes due 2022	642	642
8.25% Senior Notes due 2023	738	—
6.50% Senior Notes due 2036	446	446
6.80% Senior Notes due 2037	255	255
7.00% Senior Notes due 2038	455	455
9.875% Senior Notes due 2039	245	245
6.75% Senior Notes due 2040	456	456
5.95% Senior Notes due 2042	368	368
Secured Term Loan due 2020	496	—
4.82% secured borrowing	7	9
Capital and other lease obligations	109	116
Other	11	29
Total Senior Notes and other debt	7,113	6,253
Less amounts due in one year	170	401
Long-term debt	$6,943	$5,852

Secured Term Loan Agreement

On May 4, 2016, we entered into an amended and restated revolving credit facility (the “A&R Credit Agreement”) and borrowed $500 million under the “Term Loan Agreement.” The interest rate under the Term Loan Agreement is variable and is determined by our leverage ratio as of the most recent fiscal quarter, as either (1) the one-month London Interbank Offered Rate (“LIBOR”) plus a variable margin rate ranging from 1.425% to 3.20% or (2) the alternate base rate plus the applicable margin ranging from 0.425% to 2.20%. For the quarter ended June 30, 2016, the interest rate for the Term Loan Agreement was LIBOR plus a margin rate of 2.30% and the interest rate for the A&R Credit Agreement was LIBOR plus a margin rate of 2.80%. Beginning September 30, 2016, the Term Loan Agreement requires a principal repayment of $12.5 million on the last day of each quarter.

Exchangeable Senior Notes, Senior Notes and Tender Offers

We have issued various senior notes, all of which rank equally with our existing and future senior unsecured indebtedness, which have semi-annual interest payments and no sinking fund requirements.

Exchangeable Senior Notes

On June 7, 2016, we issued exchangeable notes with a par value of $1.265 billion and an interest rate of 5.875%. The notes have a conversion price of $7.74 per share and are exchangeable into a total of 163.4 million shares of the Company upon the occurrence of certain events or on or after January 1, 2021. The notes mature on July 1, 2021. We have the choice to settle the exchange of the notes in any combination of cash or shares. As of June 30, 2016, the if-converted value did not exceed the principal amount of the notes.

The exchange feature is reported with a carrying amount of $97 million in the line captioned “Capital in Excess of Par Value” on the accompanying Condensed Consolidated Balance Sheets. The debt component of the exchangeable notes has been reported separately in the line captioned “Long-term Debt” on the accompanying Condensed Consolidated Balance Sheets with a carrying value of $1.136 billion at June 30, 2016 net of remaining unamortized discount and debt issue costs of $129 million. The discount on the debt component will be amortized over the remaining maturity of the exchangeable notes at an effective interest rate of 8.4%. For the quarter ended June 30, 2016, interest expense on the notes was $6 million, of which $5 million related to accrued interest and $1 million related to amortization of the discount.

Senior Notes

On June 17, 2016, we issued $750 million in aggregate principal amount of 7.75% senior notes due 2021 and $750 million in aggregate principal amount of 8.25% senior notes due 2023.

Tender Offer and Early Retirement of Senior Notes

We commenced a cash tender offer on June 1, 2016 (and amended the offer on June 8, 2016 and June 10, 2016), which included an early tender option with an early settlement date of June 17, 2016 and an expiration date of June 30, 2016 with a final settlement date of July 1, 2016 to repurchase a portion of our 6.35% senior notes due 2017, 6.00% senior notes due 2018, 9.625% senior notes due 2019, and 5.125% senior notes due 2020. On June 17, 2016, we settled the early tender offer in cash in the amount of $1.972 billion, retiring an aggregate face value of senior notes tendered of $1.867 billion and accrued interest of $27 million. We recognized a cumulative loss of $78 million on these transactions in the line captioned “Bond Tender Premium, Net” on the accompanying Consolidated Statements of Operations. On June 30, 2016, we accepted additional tenders of an additional $2 million of debt, which we settled in cash on July 1, 2016.

In the first six months of 2015, through a series of open market transactions, we repurchased certain of our 4.5% senior notes, 5.95% senior notes, 6.5% senior notes and 6.75% senior notes with a total book value of $160 million. We recognized a cumulative gain of approximately $12 million on these transactions in the line captioned “Other, Net” on the accompanying Consolidated Statements of Operations.

9.  Fair Value of Financial Instruments, Assets and Equity Investments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 10 – Derivative Instruments,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at June 30, 2016 and December 31, 2015.

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

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	June 30, 2016	December 31, 2015
Fair value	$6,104	$5,095
Carrying value	6,490	6,099

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

During the second quarter of 2016, we adjusted the note from PDVSA to its estimated fair value. The Level 3 fair value was estimated based on unobservable pricing indications.

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

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. The interest rate swap is recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt is also adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on the fixed-rate debt is amortized to interest expense over the remaining term of the debt. As of June 30, 2016, we did not have any fair value hedge designated.

As of June 30, 2016, we had net unamortized premiums on fixed-rate debt of $9 million associated with fair value hedge terminations. These premiums are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense included in the line captioned “Interest Expense, Net” on the accompanying Condensed Consolidated Statements of Operations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from Accumulated Other Comprehensive Income (Loss) to interest expense over the remaining term of the debt. As of June 30, 2016, we had net unamortized losses of $9 million associated with our cash flow hedge terminations. As of June 30, 2016, we did not have any cash flow hedges designated.

Foreign Currency Derivative Instruments

At June 30, 2016 and December 31, 2015, we had outstanding foreign currency forward contracts with notional amounts aggregating to $1.6 billion and $1.7 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

At June 30, 2016, we had no cross-currency swaps as we settled our cross-currency swap arrangements in the first quarter of 2015.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded each period in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

The total estimated fair values of our foreign currency forward contracts were as follows:

(Dollars in millions)	June 30, 2016	December 31, 2015	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$6	$5	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(22)	(14)	Other Current Liabilities

The amount of derivative instruments’ gain or (loss) on the Consolidated Statements of Operations is in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015	Classification
Foreign currency forward contracts	(16)	10	10	(56)	Other, Net
Cross-currency swap contracts	—	—	—	13	Other, Net

11. Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change, affecting the tax expense for both successive interim results as well as the annual tax results. For the second quarter and the first six months of 2016, we had a tax benefit of $102 million and $203 million, respectively, on a loss before income taxes of $664 million and $1.26 billion, respectively. Our results for the second quarter of 2016 include charges with no significant tax benefit principally related to $75 million of settlement charges, $78 million of bond tender premium, and $84 million of PDVSA note adjustment, partially offset by $52 million of Zubair project gains with no significant tax expense. Our results for the first six months of 2016 include charges with no significant tax benefit principally related to $140 million of settlement charges, $31 million of currency devaluation related to the Angolan kwanza, $78 million of bond tender premium, and $84 million of PDVSA note adjustment.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $42 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For both the second quarter and the first six months of 2015, we had a $132 million tax benefit on a loss before income taxes of $615 million and $722 million, respectively. Our results for the second quarter of 2015 includes $112 million of litigation settlements, $69 million of project losses, $16 million of devaluation of the Angolan kwanza currency, $20 million of equity investment impairment and $69 million of restructuring charges, with no significant tax benefit. Our results for the first six months of 2015 includes $112 million of litigation settlements, $27 million of project losses, $42 million of currency devaluation, $20 million of equity investment impairment and $110 million of restructuring charges, with no significant tax benefit.

12.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the six months ended June 30, 2016 and 2015:

(Dollars in millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2014	$1	$5,411	$2,427	$(881)	$75	$7,033
Net Income (Loss)	—	—	(607)	—	17	(590)
Other Comprehensive Loss	—	—	—	(209)	—	(209)
Dividends Paid to Noncontrolling Interests	—	—	—	—	(18)	(18)
Equity Awards Granted, Vested and Exercised	—	30	—	—	—	30
Other	—	—	—	—	1	1
Balance at June 30, 2015	$1	$5,441	$1,820	$(1,090)	$75	$6,247

Balance at December 31, 2015	$1	$5,502	$442	$(1,641)	$61	$4,365
Net Income (Loss)	—	—	(1,063)	—	10	(1,053)
Other Comprehensive Income	—	—	—	134	—	134
Dividends Paid to Noncontrolling Interests	—	—	—	—	(7)	(7)
Issuance of Common Shares	—	623	—	—	—	623
Issuance of Exchangeable Notes	—	97	—	—	—	97
Equity Awards Granted, Vested and Exercised	—	28	—	—	—	28
Other	—	—	—	—	—	—
Balance at June 30, 2016	$1	$6,250	$(621)	$(1,507)	$64	$4,187

In 2016, we issued 115 million ordinary shares of the Company and the amount in excess of par value of $623 million is reported in the line captioned “Capital in Excess of Par Value ” on the accompanying Condensed Consolidated Balance Sheets.

On June 7, 2016, we issued exchangeable notes with a par value of $1.265 billion. The exchange feature carrying value of $97 million is included in the line captioned “Capital in Excess of Par Value” on the accompanying Condensed Consolidated Balance Sheets.

The following table presents the changes in our accumulated other comprehensive loss by component for the six months of 2016 and 2015:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2014	$(813)	$(57)	$(11)	$(881)

Other Comprehensive Income (Loss) before Reclassifications	(230)	20	—	(210)
Reclassifications	—	1	—	1
Net activity	(230)	21	—	(209)

Balance at June 30, 2015	$(1,043)	$(36)	$(11)	$(1,090)

Balance at December 31, 2015	$(1,602)	$(29)	$(10)	$(1,641)

Other Comprehensive Income before Reclassifications	132	1	—	133
Reclassifications	—	—	1	1
Net activity	132	1	1	134

Balance at June 30, 2016	$(1,470)	$(28)	$(9)	$(1,507)

The other comprehensive income before reclassifications from the defined benefit pension component for the second quarter of 2015 relates to the conversion of one of our international pension plans from a defined benefit plan to a defined contribution plan.

13.  Earnings per Share

Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares and performance units.

The following discloses basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2016	2015	2016	2015
Basic and Diluted weighted average shares outstanding	899	778	856	778

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the second quarter and the first six months of 2016 and 2015 exclude potential shares for stock options, restricted shares, performance units and exchangeable notes outstanding as we have net losses for those periods, and their inclusion would be anti-dilutive.

The following table discloses the number of anti-dilutive shares excluded:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2016	2015	2016	2015
Anti-dilutive potential shares due to net loss	43	3	24	3

14. Share-Based Compensation

We recognized the following employee share-based compensation expense during the second quarter and the first six months of 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Share-based compensation	$17	$19	$38	$34
Related tax benefit	4	4	8	7

During the first six months of 2016, we granted approximately 2.1 million performance units to certain employees, which will vest with continued employment if the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $5.11 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a risk-free rate of 0.80%, volatility of 68% and a zero dividend yield. As of June 30, 2016, there was $15 million of unrecognized compensation expense related to our performance units. This cost is expected to be recognized over a weighted average period of 2 years.

During the first six months of 2016, we also granted 2.9 million restricted shares at a weighted average grant date fair value of $6.31 per share. As of June 30, 2016, there was $96 million of unrecognized compensation expense related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of 2 years.

15. Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Form 10-K.

	Three Months Ended June 30, 2016
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$401	$(101)	$58
MENA/Asia Pacific	400	50	60
Europe/SSA/Russia	243	1	48
Latin America	249	1	56
Subtotal	1,293	(49)	222
Land Drilling Rigs	109	(17)	23
	1,402	(66)	245
Corporate and Research and Development		(75)	4
Asset Write-Downs and Other Charges (a)		(154)
Restructuring Charges (b)		(51)
Litigation Charges		(114)
Total	$1,402	$(460)	$249

(a)	Includes $84 million to adjust a note from PDVSA to fair value and other impairments and write-offs of $70 million.

(b)
Includes restructuring charges of $51 million: $15 million in North America, $10 million in Europe/SSA/Russia, $12 million in Latin America, $11 million in MENA/Asia Pacific, $2 million in Corporate and Research and Development, and $1 million in Land Drilling Rigs.

	Three Months Ended June 30, 2015
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$808	$(92)	$97
MENA/Asia Pacific	516	(17)	66
Europe/SSA/Russia	418	65	53
Latin America	463	76	62
Subtotal	2,205	32	278
Land Drilling Rigs	185	4	27
	2,390	36	305
Corporate and Research and Development		(105)	6
Asset Write-Downs and Other Charges (c)		(181)
Equity Investment Impairment		(20)
Restructuring Charges (d)		(69)
Litigation Charges		(112)
Loss on Sale of Businesses, Net		(5)
Other Items (e)		(8)
Total	$2,390	$(464)	$311

(c)	Includes asset impairment charges of $124 million, pressure pumping business related charges of $37 million and supply agreement charges related to non-core business divestiture of $20 million.

(d)
Includes restructuring charges of $69 million: $21 million in North America, $29 million in MENA/Asia Pacific, $14 million in Europe/SSA/Russia, $4 million in Latin America, and $1 million in Land Drilling Rigs.

(e)
Includes professional fees of $3 million related to the divestiture of non-core businesses, facility closure fees of $3 million, restatement related litigation, post-settlement monitor and auditor expenses and other charges of $2 million.

	Six Months Ended June 30, 2016
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$944	$(229)	$112
MENA/Asia Pacific	761	4	121
Europe/SSA/Russia	500	—	96
Latin America	554	45	117
Subtotal	2,759	(180)	446
Land Drilling Rigs	228	(43)	45
	2,987	(223)	491
Corporate and Research and Development		(163)	8
Asset Write-Downs and Other Charges (a)		(211)
Restructuring Charges (b)		(128)
Litigation Charges, Net		(181)
Loss on Sale of Businesses, Net		(1)
Total	$2,987	$(907)	$499

(a)
Includes $84 million to adjust a note from PDVSA to fair value, $20 million in pressure pumping business related charges, $15 million in supply agreement charges related to a non-core business divestiture, and other impairments and write-offs of $92 million.

(b)
Includes restructuring charges of $128 million: $39 million in North America, $25 million in Europe/SSA/Russia, $27 million in Latin America, $20 million in MENA/Asia Pacific, $12 million in Corporate and Research and Development and $5 million in Land Drilling Rigs.

	Six Months Ended June 30, 2015
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$1,971	$(102)	$202
MENA/Asia Pacific	1,049	43	131
Europe/SSA/Russia	835	136	103
Latin America	949	174	123
Subtotal	4,804	251	559
Land Drilling Rigs	380	14	56
	5,184	265	615
Corporate and Research and Development		(225)	12
Asset Write-Downs and Other Charges (c)		(191)
Equity Investment Impairment		(20)
Restructuring Charges (d)		(110)
Litigation Charges		(112)
Loss on Sale of Businesses, Net		(2)
Other Items (e)		(19)
Total	$5,184	$(414)	$627
(c) Includes asset impairment charges of $124 million, pressure pumping business related charges of $37 million and supply agreement charges related to non-core business divestiture of $30 million.
(d) Includes restructuring charges of $110 million: $29 million in North America, $35 million in MENA/Asia Pacific, $21 million in Europe/SSA/Russia, $16 million in Latin America, $6 million in Land Drilling Rigs and $3 million in Corporate and Research and Development.
(e) Includes professional fees of $5 million related to the divestiture of our non-core businesses, facility closure fees of $3 million, restatement related litigation, post-settlement monitor and auditor expenses and other charges of $11 million.

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

On June 30, 2015, we signed a stipulation to settle a shareholder securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (S.D.N.Y.) for $120 million subject to notice to the class and court approval. The Freedman lawsuit had been filed in the U.S. District Court for the Southern District of New York in March 2012 and alleged that we and certain current and former officers of Weatherford violated the federal securities laws in connection with the restatements of the Company’s historical financial statements announced on February 21, 2012 and July 24, 2012. On November 4, 2015, the U.S. District Court for the Southern District of New York entered a final judgment and an order approving the settlement of the shareholder securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (S.D.N.Y.). Pursuant to the settlement, we were required to pay $120 million in 2015, which was partially funded by insurance proceeds. There was no admission of liability or fault by any party in connection with the settlement. We are pursuing reimbursement from our insurance carriers and have recovered a total of $19 million of the settlement amount, of which $4 million have been recovered in 2016.

U.S. Government and Other Investigations

As previously disclosed, the SEC and the U.S. Department of Justice (“DOJ”) are also investigating the circumstances surrounding the material weakness in our internal control over financial reporting for income taxes that was disclosed in a notification of late filing on Form 12b-25 filed on March 1, 2011 and in current reports on Form 8-K filed on February 21, 2012 and on July 24, 2012 and the subsequent restatements of our historical financial statements. We are cooperating fully with these investigations and have been discussing a resolution with the SEC. During the first quarter 2016, after progress made in the continued discussion on potential resolutions with the SEC, we recorded a loss contingency in the amount of $65 million. In the second quarter 2016, our negotiations continued to advance, and we have increased our loss contingency to $140 million as our best estimate for the potential settlement of this matter. However, uncertainties remain pending the ultimate resolution of the investigation, and we may ultimately not reach a final settlement with the government.

Additionally, we are aware of various disputes and potential claims and are a party in various litigation involving claims against us, including as a defendant in various employment claims alleging our failure to pay certain classes of workers overtime in compliance with the Fair Labor Standards Act for which we have arrived at an agreement during the second quarter 2016. Some of these disputes and claims are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations.

In addition we have certain claims, disputes and pending litigation for which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases, that would result in liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material. If one or more negative outcomes were to occur relative to these matters, the aggregate impact to our financial condition could be material.

Other Contingencies

We have a contractual residual value guarantee at June 30, 2016 of $28 million in the line captioned “Other Non-Current Liabilities” on the accompanying Consolidated Balance Sheets related to certain leased equipment in our North America pressure pumping business.

We have supply contract related minimum purchase commitments and maintain a liability at June 30, 2016 of $135 million for expected penalties to be paid, of which $29 million is recorded in current liabilities and $106 million is recorded in other non-current liabilities on our Consolidated Balance Sheets.

17. New Accounting Pronouncements

Accounting Changes

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted ASU 2015-03 in the first quarter of 2016 retrospectively, which reduced Long-term debt and Other non-current assets by $27 million as of December 31, 2015.

Accounting Standards Issued Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The new standard applies to trade receivables and requires expected credit losses to be based on past events, current conditions and reasonable and supportable forecasts that affect the instrument’s collectability. The new standard will be effective for us beginning with the first quarter of 2020. Early adoption is permitted in 2019. We are evaluating the impact that this new standard will have on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which impacts certain aspects of the accounting for share-based payment transactions. This update provides various transition requirements that include both prospective, modified retrospective and retrospective application guidance. The new standard will be effective for us beginning with the first quarter of 2017. Early adoption is permitted, but it must include all amendments in the same period. We are evaluating the impact that this new standard will have on our Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease asset and lease liability for most leases, including those classified as operating leases under existing GAAP. The ASU also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors. The new standard will be effective for us beginning with the first quarter of 2019. Early application is permitted. The standard requires the use of a modified retrospective transition method and permits certain practical expedients to be applied. We are evaluating the effect that ASU 2016-02 will have on our Condensed Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The new standard will be effective for us beginning with the first quarter of 2017. Early adoption is permitted. We are evaluating the impact that this new standard will have on our Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. ASU 2014-09 permits either a retrospective application or a cumulative effect transition method. We have not yet selected the application date or a transition method, and we are currently evaluating the impact our adoption of this standard would have on our Condensed Consolidated Financial Statements.

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

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2016 and December 31, 2015: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2016 and December 31, 2015: (1) 6.50% senior notes, (2) 6.00% senior notes, (3) 7.00% senior notes, (4) 9.625% senior notes, (5) 9.875% senior notes, (6) 5.125% senior notes, (7) 6.75% senior notes, (8) 4.50% senior notes and (9) 5.95% senior notes. At December 31, 2015, Weatherford Delaware also guaranteed the revolving credit facility and the 5.50% senior notes of Weatherford Bermuda.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2016: (1) A&R Credit Agreement, (2) Term Loan Agreement, (3) 5.875% exchangeable senior notes, (4) 7.750% senior notes and (5) 8.250% senior notes.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended June 30, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,402	$—	$1,402
Costs and Expenses	(81)	—	5	(1,786)	—	(1,862)
Operating Income (Loss)	(81)	—	5	(384)	—	(460)

Other Income (Expense):
Interest Expense, Net	—	(106)	(12)	(4)	3	(119)
Intercompany Charges, Net	13	5	(45)	27	—	—
Equity in Subsidiary Income	(497)	28	47	—	422	—
Other, Net	—	(73)	(27)	5	10	(85)
Income (Loss) Before Income Taxes	(565)	(146)	(32)	(356)	435	(664)
(Provision) Benefit for Income Taxes	—	—	19	83	—	102
Net Income (Loss)	(565)	(146)	(13)	(273)	435	(562)
Noncontrolling Interests	—	—	—	3	—	3
Net Income (Loss) Attributable to Weatherford	$(565)	$(146)	$(13)	$(276)	$435	$(565)
Comprehensive Income (Loss) Attributable to Weatherford	$(574)	$(188)	$(40)	$(285)	$513	$(574)

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Six Months Ended June 30, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,987	$—	$2,987
Costs and Expenses	(147)	—	5	(3,752)	—	(3,894)
Operating Income (Loss)	(147)	—	5	(765)	—	(907)

Other Income (Expense):
Interest Expense, Net	—	(204)	(26)	(7)	3	(234)
Intercompany Charges, Net	12	(41)	(46)	(265)	340	—
Equity in Subsidiary Income	(928)	(260)	(188)	—	1,376	—
Other, Net	—	(86)	(27)	(12)	10	(115)
Income (Loss) Before Income Taxes	(1,063)	(591)	(282)	(1,049)	1,729	(1,256)
(Provision) Benefit for Income Taxes	—	—	24	179	—	203
Net Income (Loss)	(1,063)	(591)	(258)	(870)	1,729	(1,053)
Noncontrolling Interests	—	—	—	10	—	10
Net Income (Loss) Attributable to Weatherford	$(1,063)	$(591)	$(258)	$(880)	$1,729	$(1,063)
Comprehensive Income (Loss) Attributable to Weatherford	$(929)	$(640)	$(286)	$(746)	$1,672	$(929)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Six Months Ended June 30, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$5,184	$—	$5,184
Costs and Expenses	(107)	(4)	—	(5,487)	—	(5,598)
Operating Income (Loss)	(107)	(4)	—	(303)	—	(414)

Other Income (Expense):
Interest Expense, Net	—	(202)	(28)	(7)	—	(237)
Intercompany Charges, Net	(26)	(43)	(68)	137	—	—
Equity in Subsidiary Income	(474)	441	849	—	(816)	—
Other, Net	—	(19)	—	(52)	—	(71)
Income (Loss) Before Income Taxes	(607)	173	753	(225)	(816)	(722)
(Provision) Benefit for Income Taxes	—	—	34	98	—	132
Net Income (Loss)	(607)	173	787	(127)	(816)	(590)
Noncontrolling Interests	—	—	—	17	—	17
Net Income (Loss) Attributable to Weatherford	$(607)	$173	$787	$(144)	$(816)	$(607)
Comprehensive Income (Loss) Attributable to Weatherford	$(816)	$107	$774	$(352)	$(529)	$(816)

Condensed Consolidating Balance Sheet
June 30, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$21	$—	$431	$—	$452
Other Current Assets	1	—	652	4,643	(699)	4,597
Total Current Assets	1	21	652	5,074	(699)	5,049

Equity Investments in Affiliates	4,719	10,799	8,998	1,085	(25,601)	—
Intercompany Receivables, Net	—	161	—	5,601	(5,762)	—
Other Assets	1	14	39	9,009	—	9,063
Total Assets	$4,721	$10,995	$9,689	$20,769	$(32,062)	$14,112

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$100	$93	$97	$—	$290
Accounts Payable and Other Current Liabilities	170	241	—	2,526	(699)	2,238
Total Current Liabilities	170	341	93	2,623	(699)	2,528

Long-term Debt	—	6,473	259	95	116	6,943
Intercompany Payables, Net	428	—	3,466	1,868	(5,762)	—
Other Long-term Liabilities	—	232	7	440	(225)	454
Total Liabilities	598	7,046	3,825	5,026	(6,570)	9,925

Weatherford Shareholders’ Equity	4,123	3,949	5,864	15,679	(25,492)	4,123
Noncontrolling Interests	—	—	—	64	—	64
Total Liabilities and Shareholders’ Equity	$4,721	$10,995	$9,689	$20,769	$(32,062)	$14,112

Condensed Consolidating Balance Sheet
December 31, 2015

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$2	$22	$443	$—	$467
Other Current Assets	4	—	651	5,146	(704)	5,097
Total Current Assets	4	2	673	5,589	(704)	5,564

Equity Investments in Affiliates	5,693	8,709	9,187	3,483	(27,072)	—
Intercompany Receivables, Net	—	—	—	10,423	(10,423)	—
Other Assets	3	2	16	9,175	—	9,196
Total Assets	$5,700	$8,713	$9,876	$28,670	$(38,199)	$14,760

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,503	$6	$73	$—	$1,582
Accounts Payable and Other Current Liabilities	19	212	—	2,922	(704)	2,449
Total Current Liabilities	19	1,715	6	2,995	(704)	4,031

Long-term Debt	—	4,885	862	105	—	5,852
Intercompany Payables, Net	1,362	6,147	2,914	—	(10,423)	—
Other Long-term Liabilities	15	77	10	410	—	512
Total Liabilities	1,396	12,824	3,792	3,510	(11,127)	10,395

Weatherford Shareholders’ Equity	4,304	(4,111)	6,084	25,099	(27,072)	4,304
Noncontrolling Interests	—	—	—	61	—	61
Total Liabilities and Shareholders’ Equity	$5,700	$8,713	$9,876	$28,670	$(38,199)	$14,760

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,063)	$(591)	$(258)	$(870)	$1,729	$(1,053)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(12)	41	46	265	(340)	—
Equity in (Earnings) Loss of Affiliates	928	260	188	—	(1,376)	—
Deferred Income Tax Provision (Benefit)	—	—	(24)	(191)		(215)
Other Adjustments	883	(1,078)	(18)	1,150	(13)	924
Net Cash Provided (Used) by Operating Activities	736	(1,368)	(66)	354	—	(344)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(74)	—	(74)
Acquisition of Intellectual Property	—	—	—	(8)	—	(8)
Insurance Proceeds Related to Rig Loss	—	—	—	30	—	30
Proceeds from Sale of Assets and Businesses, Net	—	—	—	16	—	16
Other Investing Activities	—	—	—	(20)	—	(20)
Net Cash Provided (Used) by Investing Activities	—	—	—	(56)	—	(56)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(1,450)	—	69	—	(1,381)
Borrowings (Repayments) Long-term Debt, Net	—	3,114	(513)	(1,325)	—	1,276
Borrowings (Repayments) Between Subsidiaries, Net	(736)	(277)	557	456	—	—
Proceeds from Issuance of Ordinary Shares	—	—	—	623	—	623
Other, Net	—	—	—	(98)	—	(98)
Net Cash Provided (Used) by Financing Activities	(736)	1,387	44	(275)	—	420
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(35)	—	(35)
Net Increase (Decrease) in Cash and Cash Equivalents	—	19	(22)	(12)	—	(15)
Cash and Cash Equivalents at Beginning of Period	—	2	22	443	—	467
Cash and Cash Equivalents at End of Period	$—	$21	$—	$431	$—	$452

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(607)	$173	$787	$(127)	$(816)	$(590)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	26	43	68	(137)	—	—
Equity in (Earnings) Loss of Affiliates	474	(441)	(849)	—	816	—
Deferred Income Tax Provision (Benefit)	—	—	(34)	(157)	—	(191)
Other Adjustments	84	74	8	864	—	1,030
Net Cash Provided (Used) by Operating Activities	(23)	(151)	(20)	443	—	249
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(411)	—	(411)
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	23	—	23
Other Investing Activities	—	—	—	—	—	—
Net Cash Provided (Used) by Investing Activities	—	—	—	(391)	—	(391)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	496	—	(18)	—	478
Borrowings (Repayments) Long-term Debt, Net	—	(147)	(1)	(13)	—	(161)
Borrowings (Repayments) Between Subsidiaries, Net	22	(197)	21	154	—	—
Other, Net	—	—	—	(15)	—	(15)
Net Cash Provided (Used) by Financing Activities	22	152	20	108	—	302
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(23)	—	(23)
Net Increase (Decrease) in Cash and Cash Equivalents	(1)	1	—	137	—	137
Cash and Cash Equivalents at Beginning of Period	1	—	22	451	—	474
Cash and Cash Equivalents at End of Period	$—	$1	$22	$588	$—	$611

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

Certain prior year amounts have been reclassified to conform to the current year presentation related to adoption of new accounting standards. Net income and shareholders’ equity were not affected by these reclassifications. See “Note 17 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements for additional details.

Industry Trends

The level of spending in the energy industry is heavily influenced by current and expected future prices of oil and natural gas. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for exploration and production of oil and natural gas reserves. The following chart sets forth certain statistics that reflect historical market conditions:

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
June 30, 2016	$48.33	$2.92	470	943
December 31, 2015	37.04	2.36	910	1,105
June 30, 2015	59.47	2.84	995	1,169

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count – Source: Baker Hughes Rig Count

During the first six months of 2016, oil prices ranged from a high of $51.23 per barrel in early June to a low of less than of $27.00 per barrel on the New York Mercantile Exchange. Natural gas ranged from a high of $2.92 MM/BTU in late June to a low of $1.64 MM/BTU in early March. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Outlook

The first half of 2016 has been challenged by the continued weakness in oil prices and severe market contraction for our services, but we believe the bottom of the down cycle has been reached and that the industry is at the beginning of a modest recovery. The market weakness and contraction has materially reduced capital spending by our customers, which has reduced our revenue, both through lower activity levels and pricing. In response to the weakness in the price of crude oil and the decline in the anticipated level of exploration and production spending in 2016, we previously announced a workforce reduction of 8,000 and have substantially completed this plan as of June 30, 2016. We continue to meet our target to close nine manufacturing and service facilities during 2016 as seven closures were completed by the end of second quarter 2016. We now project to close over 70 of our operating and non-operating facilities in 2016 and have completed over 50 of those closures at the end of the second quarter.

We expect the weak market conditions to begin recovering on land during the second half of the year and to be concentrated in North America, MENA and Russia. We also expect pricing to stabilize in the remainder of 2016 with no further large pricing concessions and potentially, the beginning of some small increases in select markets. North America land activity is expected to begin increasing slowly, initially driven by Pressure Pumping, Artificial Lift and Completion. Internationally, we expect Latin America to be roughly flat at second quarter levels in the second half of 2016 and remain flat by the end of the year, modest growth in Europe/SSA/Russia from increases in market share and activity primarily from Russia and modest recovery in MENA/Asia Pacific from increased activity and market share primarily in the Gulf States. Over the longer term, we believe the outlook for our core businesses is favorable. As decline rates accelerate for well production and reservoir productivity complexities increase, our clients will continue to face challenges associated with decreasing the cost of extraction activities and securing desired rates of production. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and therefore increase demand for our products and services. These factors provide us with a positive outlook for our core businesses over the longer term. However, the level of improvement in our core businesses in the future will depend heavily on pricing, volume of work and our ability to offer solutions to more efficiently extract hydrocarbons, control costs and penetrate new and existing markets with our newly developed technologies.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and/or objectives. It is also our intention to divest our remaining land drilling rigs when market conditions improve. Upon completion, the cash proceeds from any divestitures are expected to be used to repay or repurchase debt. Any such debt reduction may include the repurchase of our outstanding senior notes prior to their maturity in the open market similar to the transactions from the second quarter 2016, or through a privately negotiated transaction or otherwise.

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

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the second quarter of 2016 and 2015:

	Three Months Ended
	June 30,
(Dollars and shares in millions, except per share data)	2016	2015	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$401	$808	$(407)	(50)%
MENA/Asia Pacific	400	516	(116)	(22)%
Europe/SSA/Russia	243	418	(175)	(42)%
Latin America	249	463	(214)	(46)%
Subtotal	1,293	2,205	(912)	(41)%
Land Drilling Rigs	109	185	(76)	(41)%
Total Revenues	1,402	2,390	(988)	(41)%

Operating Income (Expense):
North America	(101)	(92)	(9)	(10)%
MENA/Asia Pacific	50	(17)	67	394%
Europe/SSA/Russia	1	65	(64)	(98)%
Latin America	1	76	(75)	(99)%
Subtotal	(49)	32	(81)	(253)%
Land Drilling Rigs	(17)	4	(21)	(525)%
Total Segment Operating Income (Loss)	(66)	36	(102)	(283)%
Research and Development	(41)	(59)	18	31%
Corporate Expenses	(34)	(46)	12	26%
Asset Write-Downs and Other Charges	(154)	(181)	27	15%
Equity Investment Impairment	—	(20)	20	100%
Restructuring Charges	(51)	(69)	18	26%
Litigation Charges	(114)	(112)	(2)	(2)%
Loss on Sale of Businesses, Net	—	(5)	5	100%
Other Items	—	(8)	8	100%
Total Operating Loss	(460)	(464)	4	1%

Interest Expense, Net	(119)	(117)	(2)	(2)%
Bond Tender Premium, Net	(78)	—	(78)	—%
Currency Devaluation Charges	—	(16)	16	100%
Other, Net	(7)	(18)	11	61%
Income Tax Benefit	102	132	(30)	(23)%
Net Loss per Diluted Share	$(0.63)	$(0.63)	$—	—%
Weighted Average Diluted Shares Outstanding	899	778	(121)	(16)%
Depreciation and Amortization	$249	$311	$62	20%

The following table contains selected financial data comparing our consolidated and segment results from operations for the first six months of 2016 and 2015:

	Six Months Ended
	June 30,
(Dollars and shares in millions, except per share data)	2016	2015	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$944	$1,971	$(1,027)	(52)%
MENA/Asia Pacific	761	1,049	(288)	(27)%
Europe/SSA/Russia	500	835	(335)	(40)%
Latin America	554	949	(395)	(42)%
Subtotal	2,759	4,804	(2,045)	(43)%
Land Drilling Rigs	228	380	(152)	(40)%
Total Revenues	2,987	5,184	(2,197)	(42)%

Operating Income (Expense):
North America	(229)	(102)	(127)	(125)%
MENA/Asia Pacific	4	43	(39)	(91)%
Europe/SSA/Russia	—	136	(136)	(100)%
Latin America	45	174	(129)	(74)%
Subtotal	(180)	251	(431)	(172)%
Land Drilling Rigs	(43)	14	(57)	(407)%
Total Segment Operating Income (Loss)	(223)	265	(488)	(184)%
Research and Development	(86)	(123)	37	30%
Corporate Expenses	(77)	(102)	25	25%
Asset Write-Downs and Other Charges	(211)	(191)	(20)	(10)%
Equity Investment Impairment	—	(20)	20	100%
Restructuring Charges	(128)	(110)	(18)	(16)%
Litigation Charges, Net	(181)	(112)	(69)	(62)%
Loss on Sale of Businesses, Net	(1)	(2)	1	50%
Other Items	—	(19)	19	100%
Total Operating Loss	(907)	(414)	(493)	(119)%

Interest Expense, Net	(234)	(237)	3	1%
Bond Tender Premium, Net	(78)	—	(78)	—%
Currency Devaluation Charges	(31)	(42)	11	26%
Other, Net	(6)	(29)	23	79%
Income Tax Benefit	203	132	71	54%
Net Loss per Diluted Share	$(1.24)	$(0.78)	$(0.46)	(59)%
Weighted Average Diluted Shares Outstanding	856	778	(78)	(10)%
Depreciation and Amortization	$499	$627	$128	20%

Revenue Percentage by Product Service Line Group

The following chart contains the percentage distribution of our consolidated revenues by product service line group for the second quarter and the first six months of 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Formation Evaluation and Well Construction	57%	56%	56%	57%
Completion and Production	35	36	36	36
Land Drilling Rigs	8	8	8	7
Total	100%	100%	100%	100%

Consolidated Revenues

Consolidated revenues decreased $1.0 billion, or 41%, and $2.2 billion, or 42%, in the second quarter and the first six months of 2016 compared to the second quarter and the first six months of 2015, respectively. Revenues decreased in the second quarter of 2016 across all of our segments with declines of $407 million, or 50%, in North America, $505 million, or 36%, in our International segments and $76 million, or 41%, in Land Drilling Rigs compared to the second quarter of 2015. Revenues also decreased in the first six months of 2016 across all of our segments with declines of $1.0 billion, or 52%, in North America, $1.0 billion, or 36%, in our International segments and $152 million, or 40%, in Land Drilling Rigs compared to the first six months of 2015. International revenues represent revenues of our regional segments other than North America and the Land Drilling Rigs segments. The decline in North American revenue is consistent with the 53% decrease in North American rig count since the second quarter of 2015 with significant declines across product lines in the United States and Canada, particularly pressure pumping, artificial lift, intervention services and drilling services. The decline in the North America segment was driven by a combination of lower activity and customer pricing pressure.

The decline in revenues in our International segments was due to the 19% decrease in international rig count since the end of the second quarter of 2015 as well as declines in revenue from our Europe/Russia/SSA and Latin America segments due to pricing pressure and reduced activity from lower customer spending across our product lines. The MENA/Asia Pacific segment revenues declined due to decrease in customer activity, partly offset by an improvement from the recognition of revenue as part of the settlement agreement signed for the Zubair percentage-of-completion project in Iraq. The decline in our Land Drilling Rigs revenue is primarily attributable to the decline in drilling activity consistent with the rig count declines.

Operating Loss

Consolidated operating loss improved $4 million, or 1%, and increased $493 million, or 119%, in the second quarter and the first six months of 2016 compared to the second quarter and the first six months of 2015, respectively. The lower operating loss in the second quarter was due to income recognized from the settlement of our Zubair percentage-of-completion project, reduced corporate expenses and research and development from our cost reduction measures and lower charges related to asset write-downs and other charges, partially offset by low customer activity levels and pricing pressure due to continued low crude oil price. The continued decline for the first six months of 2016 compared to the first six months of 2015 was due to the continued lower customer activity levels and pricing pressure that negatively impacted the segment results.

Consolidated operating loss for the second quarter of 2016 and consolidated operating loss for the second quarter of 2015 also includes charges of $319 million and $395 million, respectively. The charges in each quarter are as follows:

•
$154 million in 2016 in asset write-downs and other charges primarily include a fair value adjustment to a note from Petroleos de Venezuela, S.A. (“PDVSA”), and other asset write-offs and impairments compared to $181 million in 2015 primarily related to the supply contract and asset base impairments of our U.S. pressure pumping business;

•
$114 million in 2016 primarily for the increase in litigation reserves as result of significant advancement in negotiations with the ongoing restatement related litigation related to prior periods with the SEC/DOJ compared to $112 million in 2015 of litigation charges related to U.S. government investigations and other restatement related litigation;

•	$51 million in 2016 compared to $69 million in 2015 of severance and restructuring charges;

•	$20 million in 2015 related to the impairment of an equity method investment; and

•	$13 million in 2015 of professional and other fees, divestiture related charges, loss on sale of businesses, and other charges.

Consolidated operating loss for the first six months of 2016 and consolidated operating loss for the first six months of 2015 also primarily includes charges of $520 million and $452 million, respectively. The charges in each six month period are as follows:

•
$211 million in 2016 in asset write-downs and other charges primarily include a fair value adjustment to our PDVSA note, other asset write-offs and impairments and pressure pumping business related charges compared to $191 million in 2015 primarily related to the supply contract and fixed asset impairments of our U.S. pressure pumping business;

•
$181 million in 2016 primarily for the increase in litigation reserves as result of significant advancement in negotiations with the ongoing restatement related litigation related to prior periods with the SEC/DOJ compared to $112 million in 2015 of litigation charges related to U.S. government investigations and other restatement related litigation;

•	$128 million in 2016 compared to $110 million in 2015 of severance and restructuring charges;

•	$20 million in 2015 related to the impairment of an equity method investment; and

•	$19 million in 2015 of professional and other fees, divestiture related charges and other charges.
For additional information regarding charges by segment, see the subsection entitled “Segment Results” and “Restructuring Charges” below.

Segment Results

North America

Revenues in our North America segment decreased $407 million, or 50%, in the second quarter of 2016 and $1.0 billion, or 52%, during the first six months of 2016 compared to the second quarter and the first six months of 2015, respectively. North American average rig count has decreased 53% since June 30, 2015. The decline in revenue in the second quarter and the first six months of 2016 was due to lower activity and pricing pressure that broadly impacted all product lines, particularly artificial lift, intervention services and drilling tools, pressure pumping and completions.

Operating loss in our North America segment increased $9 million, or 10%, in the second quarter of 2016 and $127 million, or 125%, during the first six months of 2016 compared to the second quarter and the first six months of 2015, respectively. Operating loss in the second quarter and for the first six months of 2016 compared to 2015 is due to lower activity and pricing pressure impacting the profitability of artificial lift, intervention services and drilling tools, and completions, partially offset by cost savings from operating and non-operating facility closures, headcount reductions, lower depreciation and amortization due to decreased capital spending and impairments. These strong cost reduction measures helped minimize the operating losses despite the large revenue declines.

MENA/Asia Pacific

Revenues in our MENA/Asia Pacific segment decreased $116 million, or 22%, in the second quarter of 2016 and $288 million, or 27%, during the first six months of 2016 compared to the second quarter and the first six months of 2015, respectively. The revenue decline affected most product lines, primarily completion, tubular running services and intervention services and drilling tools. The decline was attributable to lower revenues in Saudi Arabia and Iraq and lower activity in the Asia Pacific region, particularly in Australia, China and Malaysia, partially offset by income in Iraq from the settlement agreement of our Zubair contract.

Operating income of $50 million in the second quarter of 2016 improved $67 million, or 394%, compared to the second quarter of 2015, which is primarily attributable to the income from the Zubair contract settlement.

Operating income decreased $39 million to $4 million, or 91%, during the first six months of 2016 compared to the same period in 2015. The decrease in operating income is primarily attributable to lower activity across most product lines, partially offset by the profit recognition from the Zubair contract settlement.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment decreased $175 million, or 42%, in the second quarter of 2016 and $335 million, or 40% during the first six months of 2016 compared to the second quarter and the first six months of 2015, respectively. The decline in customer activity and overall lower demand impacted all product lines and was concentrated in the Europe and SSA regions, and primarily in the United Kingdom and Angola. Russia was negatively impacted by lower winter seasonal activity and a minimal seasonal recovery compared to the prior year.

Operating income decreased $64 million, or 98%, in the second quarter of 2016 and $136 million, or 100%, during the first six months of 2016 compared to the second quarter and the first six months of 2015, respectively. The factors contributing to the revenue decline directly impacted the operating income decline.

Latin America

Revenues in our Latin America segment decreased $214 million, or 46%, in the second quarter of 2016 and $395 million, or 42%, during the first six months of 2016 compared to the second quarter and the first six months of 2015, respectively. The decline in revenue is primarily due to customer pricing adjustments and budget cuts as well as reduced demand broadly impacting all product lines.

Operating income decreased $75 million, or 99%, in the second quarter of 2016 and $129 million, or 74%, during the first six months of 2016 compared to the second quarter and the first six months of 2015, respectively. The decline in operating income is primarily due to customer pricing adjustments.

Land Drilling Rigs

Revenues in our Land Drilling Rigs segment decreased $76 million, or 41%, in the second quarter of 2016 and $152 million, or 40%, during the first six months of 2016 compared to the second quarter and the first six months of 2015. Operating income decreased $21 million, or 525%, in the second quarter of 2016 and $57 million, or 407%, during the first six months of 2016 compared to the second quarter and first six months of 2015. The decreases are due to the overall decrease in the international rig count, pricing pressures, reduced drilling activity and lost time due to delays in rig transport, which negatively impacted our operations primarily in MENA.

Currency Devaluation Charges

In the first quarter of 2016 and 2015, currency devaluation charges reflect the impact of the devaluation of the Angolan kwanza of $31 million and the Venezuelan bolivar of $26 million, respectively. In the second quarter of 2015, the Angolan kwanza devalued approximately 11%, and we recognized foreign exchange related charges of $16 million. The currency devaluation charges are included in current earnings in the line captioned “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations.

Included in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations are other net foreign currency losses of $5 million and net foreign currency gains of $2 million in the second quarter and the first six months of 2016, respectively, compared to losses of $14 million and $26 million in the second quarter and the first six months of 2015, respectively. The net foreign currency gains and losses are primarily due to either the strengthening or weakening U.S. dollar compared to our foreign denominated operations and the changes in fair value of our foreign currency forward contracts and cross-currency swap contracts.

Interest Expense, Net

Net interest expense was $119 million and $234 million for the second quarter and the first six months of 2016, respectively, compared to $117 million and $237 million for the second quarter and the first six months of 2015, respectively. The changes in interest expense for the second quarter and the first six months of 2016 were primarily due to the issuance of new notes in June, bond tender offering and lower debt balances due to the repayment of debt and the repurchase of certain senior notes in the past year.

Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change, affecting the tax expense for both successive interim results as well as the annual tax results. For the second quarter and the first six months of 2016, we had a tax benefit of $102 million and $203 million, respectively, on a loss before income taxes of $664 million and $1.26 billion, respectively. Our results for the second quarter of 2016 include charges with no significant tax benefit principally related to $75 million of settlement charges, $78 million of bond tender premium, and $84 million of PDVSA note adjustment, partially offset by $52 million of Zubair project gains with no significant tax expense. Our results for the first six months of 2016 include charges with no significant tax benefit principally related to $140 million of settlement charges, $31 million of currency devaluation related to the Angolan kwanza, $78 million of bond tender premium, and $84 million of PDVSA note adjustment.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $42 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For both the second quarter and the first six months of 2015, we had a $132 million tax benefit on a loss before income taxes of $615 million and $722 million, respectively. Our results for the second quarter of 2015 includes $112 million of litigation settlements, $69 million of project losses, $16 million of devaluation of the Angolan kwanza currency, $20 million of equity investment impairment and $69 million of restructuring charges, with no significant tax benefit. Our results for the first six months of 2015 includes $112 million of litigation settlements, $27 million of project losses, $42 million of currency devaluation, $20 million of equity investment impairment and $110 million of restructuring charges, with no significant tax benefit.

Restructuring Charges

In response to continuing crude oil prices fluctuation and our anticipation of a lower level of exploration and production spending in 2016, we initiated an additional plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2016 Plan”) included a workforce reduction and other cost reduction measures initiated across our geographic regions.

In connection with the 2016 Plan, we recognized restructuring charges of $51 million and $128 million in the second quarter and the first six months of 2016, respectively, which include termination (severance) benefits of $36 million and $108 million, respectively, and other restructuring charges of $15 million and $20 million, respectively. Other restructuring charges include contract termination costs, relocation and other associated costs.

In the fourth quarter of 2014, we announced a cost reduction plan (the “2015 Plan”), which included a worldwide workforce reduction and other cost reduction measures. In the second quarter and the first six months of 2015, we recognized restructuring charges of $69 million and $110 million for the 2015 Plan, which include termination (severance) benefits of $19 million and $59 million, respectively, and other restructuring charges of $50 million and $51 million, respectively.

The following tables present the components of the 2016 Plan and the 2015 Plan restructuring charges by segment for the second quarter and the first six months of 2016 and 2015.

	Three Months Ended June 30, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$5	$10	$15
MENA/Asia Pacific	9	2	11
Europe/SSA/Russia	8	2	10
Latin America	11	1	12
Subtotal	33	15	48
Land Drilling Rigs	1	—	1
Corporate and Research and Development	2	—	2
Total	$36	$15	$51

	Three Months Ended June 30, 2015
			Total
(Dollars in millions)	Severance	Other	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$4	$17	$21
MENA/Asia Pacific	6	23	29
Europe/SSA/Russia	5	9	14
Latin America	3	1	4
Subtotal	18	50	68
Land Drilling Rigs	1	—	1
Corporate and Research and Development	—	—	—
Total	$19	$50	$69

	Six Months Ended June 30, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$24	$15	$39
MENA/Asia Pacific	18	2	20
Europe/SSA/Russia	23	2	25
Latin America	26	1	27
Subtotal	91	20	111
Land Drilling Rigs	5	—	5
Corporate and Research and Development	12	—	12
Total	$108	$20	$128

	Six Months Ended June 30, 2015
			Total
(Dollars in millions)	Severance	Other	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$12	$17	$29
MENA/Asia Pacific	11	24	35
Europe/SSA/Russia	12	9	21
Latin America	15	1	16
Subtotal	50	51	101
Land Drilling Rigs	6	—	6
Corporate and Research and Development	3	—	3
Total	$59	$51	$110

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of $452 million compared to $467 million at December 31, 2015. The following table summarizes cash flows provided by (used in) each type of activity for the first six months of 2016 and 2015:

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Net Cash Provided by (Used in) Operating Activities	$(344)	$249
Net Cash Used in Investing Activities	(56)	(391)
Net Cash Provided by Financing Activities	420	302

Operating Activities

For the first six months of 2016, cash used in operating activities was $344 million compared to cash provided by operating activities of $249 million in the first six months of 2015. The decline in operating cash flow in 2016 compared to 2015 was attributable to a decline in operating income due to the significant decline in oil prices and drilling activity, partially offset by improved cash flow from working capital.

Investing Activities

The primary driver of our investing cash flow activities is capital expenditures for property, plant and equipment. Capital expenditures were $74 million and $411 million for the first six months of 2016 and 2015, respectively. The amount we spend for capital expenditures varies each year based on the type of contracts into which we enter, our asset availability and our expectations with respect to industry activity levels in the following year. The significant decline in capital expenditures is due to the continued price fluctuation of crude oil, continued weakness in demand, and lower than expected exploration and production spending.

In the first six months of 2016, we received $30 million of insurance proceeds from the casualty loss of a rig in Kuwait. In the second quarter of 2016, we paid $20 million for final working capital adjustment payments related to the sale of our engineered chemistry and Integrity drilling fluids businesses.

Financing Activities

In the first six months of 2016, we received net proceeds of $623 million from the issuance of 115 million ordinary shares of the Company. Our financing activities also consisted of the borrowing and repayment of short-term and long-term debt.

In the second quarter of 2016, through a series of offerings, we received proceeds, net of underwriting fees, of $3.2 billion from the issuance of our $1.265 billion, 5.875% exchangeable senior notes, $750 million, 7.75% senior notes, $750 million, 8.25% senior notes and $500 million secured term loan.

We used the majority of the proceeds to fund a tender offer to buy back our 6.35% senior notes, 6.00% senior notes, 9.625% senior notes and 5.125% senior notes with a principal balance of $1.867 billion and used the remaining proceeds to repay our revolving credit facility and for general corporate purposes. We recognized a cash loss of $78 million on the tender offer buyback transaction. Total long-term debt buybacks were $161 million in the first six months of 2015.

Short-term debt repayments were $1.4 billion in the first six months of 2016 compared to short-term borrowings of $478 million in the first six months of 2015. The short-term debt repayments in the first six months of 2016 were primarily for the repayment of borrowings under our credit facility and repayment of our 5.50% senior notes with a principal balance of $350 million.

Short-term debt buybacks in the first six months of 2015 included the repurchase of certain of our 4.50% senior notes, 5.95% senior notes, 6.50% senior notes and 6.75% senior notes with a total book value of $160 million. We recognized a cumulative gain of approximately $12 million on these transactions.

Financing activities in the second quarter of 2016 included the payment of $15 million of borrowings related to previously leased rig equipment.

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

Revolving Credit Facility and Secured Term Loan Agreement

On May 4, 2016, we entered into an amended and restated revolving credit agreement (the “A&R Credit Agreement”) and a secured term loan agreement (the “Term Loan Agreement” and collectively with the A&R Credit Agreement, the “Credit Agreements”). Our Credit Agreements will require that we maintain covenants, among others, the following:

1)
leverage ratio of no greater than 3 to 1 through December 31, 2016 and 2.5 to 1 thereafter until maturity. This ratio measures our indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities to the trailing four quarters consolidated adjusted earnings before interest, taxes, depreciation, amortization and other specified charges (“EBITDA”);

2)
leverage and letters of credit ratio of no greater than 4 to 1 on or before December 31, 2016 and 3.5 to 1 thereafter calculated as our indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities and all letters of credit to the trailing four quarters consolidated adjusted EBITDA; and

3)	asset coverage ratio of at least 4 to 1, which is calculated as of our asset value to indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities; and

Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants described above. As of June 30, 2016, we were in compliance with these new financial covenants with a leverage ratio of approximately 0.97 to 1, a leverage and letters of credit ratio of approximately 1.98 to 1 and an asset coverage ratio of more than 19.0 to 1, each as defined in the agreement. Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants described above.

On July 19, 2016, we amended these facilities to make minor changes and amendments to certain collateral provisions, negative covenants and related definitions, and added an accordion feature to permit new and existing lenders to add up to a maximum of $250 million in additional commitments.

The following summarizes our availability under the Credit Agreements at June 30, 2016 (dollars in millions):

Facility	$1,880
Less uses of facility:
Revolving credit facility, secured term loan and other borrowings	543
Letters of credit	26
Availability	$1,311

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At June 30, 2016, we had $73 million in short-term borrowings under these arrangements, primarily from overdraft facility borrowings. In the first six months of 2016, we repaid $180 million borrowed under a credit agreement that matured on March 20, 2016 and June 20, 2016.

Accounts Receivable Factoring and Other Receivables

In the first six months of 2016, we sold approximately $77 million of accounts receivable. We received cash totaling $76 million, resulting in a loss of $0.3 million. Our factoring transactions in the six months ended June 30, 2016 qualified for sale accounting under U.S. GAAP, and the proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows. We did not sell any accounts receivable during the six months ended June 30, 2015.

During the second quarter of 2016, we accepted a note with a face value of $120 million from PDVSA in exchange for $120 million in trade receivables. The note has a three year term and a 6.5% stated interest rate. We may decide to sell this note in the future and have classified the note in “Other Non-Current Assets” on the accompanying Condensed Consolidated Balance Sheets. We carry the note at lower of cost or fair value and recognized a loss of $84 million to adjust the note to fair value.

Ratings Services’ Credit Rating

On May 17, 2016, Standard & Poor’s Global Ratings downgraded our credit ratings on our senior unsecured debt to BB– from BB+ and affirmed our short-term rating of B with a negative outlook. On May 13, 2016, Moody’s downgraded our Corporate Family Rating to B1 from Ba3 and lowered our short-term rating to SGL-4 from SGL-3 with a continued negative outlook. On June 9, 2016, Moody’s affirmed its rating of B1 and upgraded our short-term rating to SGL-3 from SGL-4 with a continued negative outlook. On May 10, 2016, Fitch Ratings lowered its credit rating on our senior unsecured debt to B+ from BB and maintained our short-term rating at B with a continued negative outlook. We have access and expect we will continue to have access to most credit markets.

Cash Requirements

During 2016, we anticipate our cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, severance and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and amounts to settle litigation related matters. We anticipate funding these requirements from cash generated from operations, availability under our existing or additional credit facilities, and if completed, proceeds from disposals of businesses or capital assets. We anticipate that cash generated from operations will be augmented by working capital improvements driven by capital discipline including further inventory reductions. Capital expenditures for 2016 are projected to be approximately $200 million, which will be 71% lower than capital expenditures of $682 million in 2015. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in the following year. Expenditures are expected to be used primarily to support ongoing activities of our core businesses, and our sources of liquidity are anticipated to be sufficient to meet our needs.

Cash and cash equivalents of $451 million at June 30, 2016 are held by subsidiaries outside of Ireland. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax. As of June 30, 2016, $127 million of our cash and cash equivalent balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. Dollar conversions. Prolonged Angolan exchange limitations may limit our ability to repatriate earnings and expose us to additional exchange rate risk.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2016 and December 31, 2015: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2016 and December 31, 2015: (1) 6.50% senior notes, (2) 6.00% senior notes, (3) 7.00% senior notes, (4) 9.625% senior notes, (5) 9.875% senior notes, (6) 5.125% senior notes, (7) 6.75% senior notes, (8) 4.50% senior notes and (9) 5.95% senior notes. At December 31, 2015, Weatherford Delaware also guaranteed the revolving credit facility and the 5.50% senior notes of Weatherford Bermuda.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2016: (1) A&R Credit Agreement, (2) Term Loan Agreement, (3) 5.875% exchangeable senior notes, (4) 7.750% senior notes and (5) 8.250% senior notes.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See guarantor financial information presented in “Note 18 – Condensed Consolidating Financial Statements” to our Condensed Consolidated Financial Statements.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of June 30, 2016, we had $765 million of letters of credit and performance and bid bonds outstanding, consisting of $590 million outstanding under various uncommitted credit facilities, $26 million of letters of credit outstanding under our A&R Credit Agreement and $149 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

See “Note 10 – Derivative Instruments” to our Condensed Consolidated Financial Statements for details regarding our use of interest rate swaps and derivative contracts we enter to hedge our exposure to currency fluctuations in various foreign currencies and other derivative activities.

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

New Accounting Pronouncements

See “Note 17 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Furthermore, from time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of these risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under “Part II – Other Information – Item 1A. – Risk Factors” and the following:

•	the price volatility of oil, natural gas and natural gas liquids, including the impact of the significant decline in the price of crude oil;

•	global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, and international currency fluctuations;

•	nonrealization of expected benefits from our acquisitions or business dispositions and our ability to execute such acquisitions and dispositions;

•	our ability to realize expected revenues and profitability levels from current and future contracts;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Other Information – Item 7A.– Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our exposure to market risk has not changed materially since December 31, 2015, except as described under the subheading “Currency Devaluation Charges” of “Note 1 – General” to the Condensed Consolidated Financial Statements.”

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 16 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Environmental Matters

In December 2015 the U.S. Environmental Protection Agency (“EPA”) conducted an investigation and records review regarding our pressure pumping facilities for perceived violations of the Resource Conservation and Recovery Act (“RCRA”).  The EPA has alleged that we failed to meet RCRA notification requirements and failed to operate within its stated generator status. During the second quarter of 2016, we accrued $244,728 as the expected fine, which is being incorporated into the terms of a Consent Agreement and Final Order with the EPA. In addition, the EPA has given us the opportunity to self-report any other waste generation notification deficiencies involving other Weatherford facilities. We are currently reviewing our records. The outcome of future settlement discussions cannot be predicted, and although it may be likely that the resolution of this matter will result in a fine in excess of $100,000, we have not accrued for additional fines until we can reasonably estimate the probable loss.

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
1.1
Underwriting Agreement, dated June 1, 2016, by and among Weatherford International plc (Ireland), Weatherford International Ltd. (Bermuda), Weatherford International, LLC (Delaware) and RBC Capital Markets, LLC and Citigroup Global Markets Inc., on behalf of themselves and the several underwriters named in Schedule II to the Underwriting Agreement (incorporated by reference as Exhibit 1.1 of Weatherford’s Form 8-K filed June 7, 2016, File No. 1-36504).

1.2
Underwriting Agreement, dated June 10, 2016, by and among Weatherford International plc (Ireland), Weatherford International Ltd. (Bermuda), Weatherford International, LLC (Delaware) and Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC, on behalf of themselves and the several underwriters named in Schedule II to the Underwriting Agreement (incorporated by reference as Exhibit 1.1 of Weatherford’s Form 8-K filed June 15, 2016, File No. 1-36504).

3.1
Memorandum and Articles of Association of Weatherford International public limited company (incorporated by reference as Exhibit 2.1 of the Weatherford’s Form 8-K filed April 2, 2014, File No. 1-36504).

4.1
Ninth Supplemental Indenture dated June 7, 2016 among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), and Weatherford International LLC (Delaware) and Deutsche Bank Trust Company Americas, as trustee, to the indenture dated as of October 1, 2003 (incorporated by reference as Exhibit 4.1 of Weatherford’s Form 8-K filed June 7, 2016, File No. 1-36504).

4.2	Form of global note for 5.875% Exchangeable Senior Notes due 2021 (incorporated by reference as Exhibit A of Exhibit 4.1 of Weatherford’s Form 8-K filed June 7, 2016, File No. 1-36504).
4.3
Tenth Supplemental Indenture, dated June 17, 2016, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), Weatherford International, LLC, (Delaware) and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference as Exhibit 4.1 of Weatherford’s Form 8-K filed June 17, 2016, File No. 1-36504).

4.4	Form of global note for 7.75% Senior Notes due 2021 (incorporated by reference as Annex A of Exhibit 4.1 of Weatherford’s Form 8-K filed June 17, 2016, File No. 1-36504).
4.5	Form of global note for 8.25% Senior Notes due 2023 (incorporated by reference as Annex B of Exhibit 4.1 of Weatherford’s Form 8-K filed June 17, 2016, File No. 1-36504).
10.1
Amendment and Restatement Agreement, dated May 4, 2016, by and among Weatherford International plc (Ireland), Weatherford International Ltd. (Bermuda), as the Borrower, Weatherford International, LLC (Delaware), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference as Exhibit 10.1 of Weatherford’s Form 8-K filed May 10, 2016, File No. 1-36504).

10.2
Amended and Restated Credit Agreement, effective as of May 9, 2016, by and among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the other borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference as Exhibit 10.2 of Weatherford’s Form 8-K filed May 10, 2016, File No. 1-36504).

10.3
Term Loan Agreement, dated May 4, 2016, by and among Weatherford International Ltd. (Bermuda), as the borrower, Weatherford International plc, (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference as Exhibit 10.3 of Weatherford’s Form 8-K filed May 10, 2016, File No. 1-36504)

10.4
U.S. Pledge and Security Agreement, dated as of May 9, 2016, by and among the subsidiary parties thereto and JPMorgan Chase Bank, N.A., as administrative agent of the Term Loan Agreement, dated May 4, 2016 (incorporated by reference as Exhibit 10.4 of Weatherford’s Form 8-K filed May 10, 2016, File No. 1-36504).

Exhibit Number	Description
10.5
Guaranty Agreement, dated as of May 9, 2016, by Weatherford International plc (Ireland) and certain subsidiary parties thereto, as guarantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent of the Amended and Restated Credit Agreement, effective as of May 9, 2016 (incorporated by reference as Exhibit 10.5 of Weatherford’s Form 8-K filed May 10, 2016, File No. 1-36504).

10.6
Guaranty Agreement, dated as of May 9, 2016, by Weatherford International plc (Ireland) and certain subsidiary parties thereto, as guarantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent of the Term Loan Agreement, dated as of May 4, 2016 (incorporated by reference as Exhibit 10.6 of Weatherford’s Form 8-K filed May 10, 2016, File No. 1-36504).

10.7	Form of Change of Control Agreement, entered into by Mario Ruscev on March 25, 2016 (incorporated by reference as Exhibit 10.7 of Weatherford’s Form 10-Q filed July 24, 2015, File No. 1-36504).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101
The following materials from Weatherford International plc's Quarterly Report on Form 10-Q for the quarter ended
June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):
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

Weatherford International plc

Date: July 29, 2016	By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2016	By:	/s/ Krishna Shivram
Krishna Shivram
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)