Form 10-Q
period 2016-09-30
Weatherford International plc
filed 2016-10-28
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 19, 2016, there were 897,095,556 shares of Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Nine Months Ended September 30, 2016

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2016	2015	2016	2015
Revenues:
Products	$485	$848	$1,524	$2,779
Services	871	1,389	2,819	4,642
Total Revenues	1,356	2,237	4,343	7,421

Costs and Expenses:
Cost of Products	508	842	1,603	2,547
Cost of Services	722	1,027	2,339	3,540
Research and Development	33	56	119	179
Selling, General and Administrative Attributable to Segments	237	291	736	993
Corporate General and Administrative	30	53	106	173
Long-lived Asset Impairments, Write-Downs and Other Charges	740	17	951	208
Equity Investment Impairment	—	—	—	20
Restructuring Charges	22	49	150	159
Litigation Charges, Net	9	—	190	112
Loss on Sale of Businesses, Net	—	—	1	2
Total Costs and Expenses	2,301	2,335	6,195	7,933

Operating Loss	(945)	(98)	(1,852)	(512)

Other Income (Expense):
Interest Expense, Net	(129)	(114)	(363)	(351)
Bond Tender Premium, Net	—	—	(78)	—
Currency Devaluation Charges	—	(26)	(31)	(68)
Other, Net	(10)	12	(16)	(17)

Loss Before Income Taxes	(1,084)	(226)	(2,340)	(948)
Income Tax (Provision) Benefit	(692)	65	(489)	197
Net Loss	(1,776)	(161)	(2,829)	(751)
Net Income Attributable to Noncontrolling Interests	4	9	14	26
Net Loss Attributable to Weatherford	$(1,780)	$(170)	$(2,843)	$(777)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(1.98)	$(0.22)	$(3.27)	$(1.00)

Weighted Average Shares Outstanding:
Basic & Diluted	899	779	871	778

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Net Loss	$(1,776)	$(161)	$(2,829)	$(751)
Other Comprehensive Income (Loss), Net of Tax:
Currency Translation Adjustments	(42)	(359)	90	(589)
Defined Benefit Pension Activity	—	1	1	22
Other	—	1	1	1
Other Comprehensive Income (Loss)	(42)	(357)	92	(566)
Comprehensive Loss	(1,818)	(518)	(2,737)	(1,317)
Comprehensive Income Attributable to Noncontrolling Interests	4	9	14	26
Comprehensive Loss Attributable to Weatherford	$(1,822)	$(527)	$(2,751)	$(1,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and shares in millions, except par value)	2016	2015
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$440	$467
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $134 in 2016 and $113 in 2015	1,414	1,781
Inventories, Net	1,917	2,344
Prepaid Expenses	295	343
Deferred Tax Assets	51	165
Other Current Assets	481	464
Total Current Assets	4,598	5,564

Property, Plant and Equipment, Net of Accumulated Depreciation of $7,426 and $7,235	4,708	5,679
Goodwill	2,840	2,803
Other Intangible Assets, Net of Accumulated Amortization of $802 and $783	264	356
Equity Investments	65	76
Other Non-Current Assets	160	282
Total Assets	$12,635	$14,760

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$555	$1,582
Accounts Payable	666	948
Accrued Salaries and Benefits	336	406
Income Taxes Payable	128	203
Other Current Liabilities	1,035	892
Total Current Liabilities	2,720	4,031

Long-term Debt	6,937	5,852
Other Non-Current Liabilities	595	512
Total Liabilities	10,252	10,395

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 896 shares at September 30, 2016 and 779 shares at December 31, 2015	1	1
Capital in Excess of Par Value	6,273	5,502
Retained (Deficit) Earnings	(2,401)	442
Accumulated Other Comprehensive Loss	(1,549)	(1,641)
Weatherford Shareholders’ Equity	2,324	4,304
Noncontrolling Interests	59	61
Total Shareholders’ Equity	2,383	4,365
Total Liabilities and Shareholders’ Equity	$12,635	$14,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(2,829)	$(751)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	741	925
Employee Share-Based Compensation Expense	57	52
Long-Lived Asset Impairments and Other Charges	436	124
Inventory Charges	213	9
Other Asset Charges	130	137
Bad Debt Expense	72	17
Equity Investment Impairment	—	20
Litigation Charges	190	15
Bond Tender Premium	78	—
Deferred Income Tax Provision (Benefit)	426	(333)
Currency Devaluation Charges	31	68
Other, Net	80	73
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	185	849
Inventories	208	160
Other Current Assets	27	127
Accounts Payable	(203)	(692)
Other Current Liabilities	(254)	(199)
Other, Net	(38)	(218)
Net Cash Provided by (Used in) Operating Activities	(450)	383

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(136)	(542)
Acquisitions of Businesses, Net of Cash Acquired	(5)	(14)
Acquisition of Intellectual Property	(10)	(7)
Insurance Proceeds Related to Asset Casualty Loss	39	—
Proceeds from Sale of Assets and Businesses, Net	28	29
Payment Related to Sale of Business	(20)	—
Net Cash Used in Investing Activities	(104)	(534)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	3,153	—
Repayments of Long-term Debt	(1,895)	(368)
Borrowings (Repayments) of Short-term Debt, Net	(1,138)	606
Proceeds from Issuance of Ordinary Common Shares	623	—
Bond Tender Premium	(78)	—
Payment for Leased Asset Purchase	(87)	—
Other Financing Activities, Net	(15)	(7)
Net Cash Provided by Financing Activities	563	231
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(36)	(35)

Net Increase (Decrease) in Cash and Cash Equivalents	(27)	45
Cash and Cash Equivalents at Beginning of Period	467	474
Cash and Cash Equivalents at End of Period	$440	$519

Supplemental Cash Flow Information:
Interest Paid	$362	$408
Income Taxes Paid, Net of Refunds	$140	$262
Non-cash Capital Lease Equipment Obligation	$25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly our Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015. When referring to “Weatherford” and using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016.
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

Certain prior year amounts have been reclassified to conform to the current year presentation related to the adoption of new accounting standards. Net income and shareholders’ equity were not affected by these reclassifications. See “Note 18 – New Accounting Pronouncements” for additional details.

Currency Devaluation Charges

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. In the nine months ended September 30, 2016, currency devaluation charges reflect the impact of the devaluation of the Angolan kwanza of $31 million. In the third quarter of 2015, currency devaluation charges of $26 million reflect the impact of the $20 million devaluation of the Angolan kwanza and $6 million related to the depreciated Kazakhstani tenge. In the nine months ended September 30, 2015, currency devaluation charges of $68 million reflect the impacts of the $36 million devaluation of the Angolan kwanza, the recognized remeasurement charges of $26 million related to the Venezuelan bolivar and $6 million related to the depreciated Kazakhstani tenge.

2. Restructuring Charges

In response to continuing fluctuation of crude oil prices and our anticipation of a lower level of exploration and production spending in 2016, we initiated an additional plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2016 Plan”) included a workforce reduction and other cost reduction measures initiated across our geographic regions.

In connection with the 2016 Plan, we recognized restructuring charges of $22 million and $150 million in the third quarter and the nine months of 2016, respectively, which include termination (severance) benefits of $18 million and $126 million, respectively, and other restructuring charges of $4 million and $24 million, respectively. Other restructuring charges include contract termination costs, relocation and other associated costs.

In the fourth quarter of 2014, we announced a cost reduction plan (the “2015 Plan”), which included a worldwide workforce reduction and other cost reduction measures. In the third quarter and the nine months of 2015, we recognized restructuring charges of $49 million and $159 million for the 2015 Plan, which include termination (severance) benefits of $40 million and $99 million, respectively, and other restructuring charges of $9 million and $60 million, respectively. Other restructuring charges for the nine months of 2015 include asset write-offs of $23 million related to Yemen due to the political disruption and $28 million in other regions. Other restructuring charges also include contract termination costs, relocation and other associated costs.

The following tables present the components of the 2016 Plan and the 2015 Plan restructuring charges by segment for the third quarter and the nine months of 2016 and 2015.

	Three Months Ended September 30, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$5	$—	$5
MENA/Asia Pacific	4	1	5
Europe/SSA/Russia	(2)	2	—
Latin America	9	1	10
Subtotal	16	4	20
Land Drilling Rigs	—	—	—
Corporate and Research and Development	2	—	2
Total	$18	$4	$22

	Three Months Ended September 30, 2015
			Total
(Dollars in millions)	Severance	Other	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$4	$5	$9
MENA/Asia Pacific	3	2	5
Europe/SSA/Russia	9	2	11
Latin America	10	—	10
Subtotal	26	9	35
Land Drilling Rigs	6	—	6
Corporate and Research and Development	8	—	8
Total	$40	$9	$49

	Nine Months Ended September 30, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$29	$15	$44
MENA/Asia Pacific	22	3	25
Europe/SSA/Russia	21	4	25
Latin America	35	2	37
Subtotal	107	24	131
Land Drilling Rigs	5	—	5
Corporate and Research and Development	14	—	14
Total	$126	$24	$150

	Nine Months Ended September 30, 2015
			Total
(Dollars in millions)	Severance	Other	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$16	$22	$38
MENA/Asia Pacific	14	26	40
Europe/SSA/Russia	21	11	32
Latin America	25	1	26
Subtotal	76	60	136
Land Drilling Rigs	12	—	12
Corporate and Research and Development	11	—	11
Total	$99	$60	$159

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below and largely relate to the severance accrued as part of the plans mentioned previously as well as our 2014 cost reduction plan (the “2014 Plan”) that will be paid pursuant to the respective arrangements and statutory requirements.

	At September 30, 2016
	2016 Plan		2015 and 2014 Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
North America	$4	$7	$3	$1	$15
MENA/Asia Pacific	2	1	1	3	7
Europe/SSA/Russia	3	2	—	8	13
Latin America	—	—	—	—	—
Subtotal	9	10	4	12	35
Land Drilling Rigs	1	—	—	—	1
Corporate and Research and Development	—	—	1	—	1
Total	$10	$10	$5	$12	$37

The following table presents the restructuring liability activity for the nine months of 2016.

		Nine Months Ended September 30, 2016
(Dollars in millions)	Accrued Balance at December 31, 2015	Charges	Cash Payments	Other	Accrued Balance at September 30, 2016
2016 Plan:
Severance liability	$—	$126	$(119)	$3	$10
Other restructuring liability	—	24	(10)	(4)	10
2015 and 2014 Plan:
Severance liability	37	—	(26)	(6)	5
Other restructuring liability	14	—	(4)	2	12
Total severance and other restructuring liability	$51	$150	$(159)	$(5)	$37

3.  Percentage-of-Completion Contracts

We account for our long-term early production facility construction contracts in Iraq under the percentage-of-completion method. In the third quarter of 2016 and in the nine months of 2016 we are break-even for our Zubair contract. Cumulative estimated loss from the Iraq contracts was $532 million as of September 30, 2016.

On May 26, 2016, we entered into an agreement with our customer containing the terms and conditions of the settlement on the Zubair contract. The settlement to be paid to us is a gross amount of $150 million, of which $62 million and $72 million was received in the second and third quarters of 2016, respectively. The settlement includes variation order requests, claims for extension of time, payments of remaining contract milestones and new project completion timelines that resulted in relief from the liquidated damages provisions. Of the remaining gross settlement, we expect to collect the last $16 million in the first quarter of 2017.

As of September 30, 2016, we have no claims revenue, and our percentage-of-completion project estimate includes a cumulative $25 million in approved change orders and $25 million of back charges. Our net billings in excess of costs as of September 30, 2016 were $46 million and are shown in the “Other Current Liabilities” line on the Consolidated Balance Sheet.

In the third quarter and the nine months ended September 30, 2015, we recognized estimated project losses of $44 million and $71 million, respectively, related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Cumulative estimated losses on these projects were $450 million at September 30, 2015. As of September 30, 2015, our percentage-of-completion project estimates included $144 million of claims revenue and $21 million of back charges. Our costs in excess of billings were $93 million and were included in the “Other Current Assets” line on the Consolidated Balance Sheet.

4.  Accounts Receivable Factoring and Other Receivables

We sold accounts receivable of $25 million in the third quarter of 2016 and $102 million for the nine months ended September 30, 2016 and received cash of $25 million in the third quarter of 2016 and $101 million for the nine months of 2016. The loss recognized on these sales was $0.1 million in the third quarter and $0.4 million for the nine months of 2016. In the nine months ended September 30, 2015, we sold $28 million of accounts receivable and recognized a loss of $0.1 million. Our factoring transactions in the nine months ended September 30, 2016 and 2015 were recognized as sales, and the proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.

During the second quarter of 2016, we accepted a note with a face value of $120 million from Petroleos de Venezuela, S.A. (“PDVSA”) in exchange for $120 million in net trade receivables. The note has a three year term at a 6.5% stated interest rate. We may decide to sell this note in the future and have classified the note in “Other Non-Current Assets” on the accompanying Condensed Consolidated Balance Sheets. We carry the note at lower of cost or fair value and recognized a loss in the second quarter of 2016 of $84 million to adjust the note to fair value.

5.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	September 30, 2016	December 31, 2015
Raw materials, components and supplies	$168	$172
Work in process	48	61
Finished goods	1,701	2,111
	$1,917	$2,344

In the nine months of 2016, we recognized charges primarily for excess and obsolete inventory of $213 million, with $115 million in North America, $27 million in MENA/Asia Pacific, $34 million in Europe/SSA/Russia, $28 million in Latin America and $9 million in Land Drilling Rigs. These charges were largely attributable to downturn in the oil and gas industry, where certain inventory has been deemed commercially unviable or technologically obsolete considering current and future demand.

6.  Long-Lived Asset Impairments

During the third quarter of 2016, we recognized long-lived asset impairment charges of $436 million of which $388 million was related to our product line asset impairments and $48 million was related to the impairment of intangible assets. The product line impairment charges were related to our MENA Pressure Pumping and U.S. Well Construction, Drilling Services and Secure Drilling Service product lines. The intangible asset charge is related to the Well Construction and Completions businesses with $35 million attributable to the North America segment and $13 million related the Europe/SSA/Russia segment. These impairment charges were attributed to the following segments: $235 million in North America, $109 million in MENA/Asia Pacific, $12 million in Europe/SSA/Russia, $16 million in Latin America and $16 million in Land Drilling Rigs.

The impairments were due to the prolonged downturn in the oil and gas industry, whose recovery in the third quarter was not as strong as expected and whose recovery in the fourth quarter of 2016 and in 2017 is expected to be slower than had previously been anticipated. The change in the expectations of the market’s recovery, in addition to successive negative operating cash flows in certain asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. Based on the presence of these impairment indicators, we performed an analysis of those asset groups and recorded long-lived asset impairment charges to adjust the assets to fair value. See “Note 10 – Fair Value of Financial Instruments, Assets and Equity Investments” for additional information regarding the fair value determination.

In the second quarter of 2015, we recognized long-lived asset impairment charges of $124 million in our pressure pumping assets of our North America segment. We recognized total long-lived impairment charges due to the continued weakness in crude oil prices contributing to lower exploration and production spending and a decline in the utilization of our assets. The decline in oil prices and its impact on demand represented a significant adverse change in the business climate and an indication that these long-lived assets may not be recoverable. Based on the presence of impairment indicators, we performed an analysis of these asset groups and recorded long-lived asset impairment charges to adjust the assets to fair value. See “Note 10 – Fair Value of Financial Instruments, Assets and Equity Investments” for additional information regarding the fair value determination.

In the second quarter of 2015, we prepared analyses to determine the fair value of our equity investments in less than majority owned entities. Upon completion of these valuations, we determined that the fair value attributable to certain equity investments were significantly below its carrying value. We assessed this decline in value as other than temporary and recognized an impairment loss of $20 million. See “Note 10 – Fair Value of Financial Instruments, Assets and Equity Investments” for additional information regarding the fair value determination.

7.  Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2016 were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
Balance at December 31, 2015	$1,756	$190	$573	$284	$2,803
Foreign currency translation adjustments	41	2	(10)	4	37
Balance at September 30, 2016	$1,797	$192	$563	$288	$2,840

8.  Short-term Borrowings and Other Debt Obligations

(Dollars in millions)	September 30, 2016	December 31, 2015
Revolving credit facility	$330	$967
Other short-term bank loans	43	214
Total short-term borrowings	373	1,181
Current portion of long-term debt and term loan agreement	182	401
Short-term borrowings and current portion of long-term debt	$555	$1,582

Revolving Credit Facility and Secured Term Loan Agreement

We have a revolving credit facility (the “Revolving Credit Agreement”) in the amount of $1.38 billion and a $500 million secured term loan agreement (the “Term Loan Agreement” and collectively with the Revolving Credit Agreement, the “Credit Agreements”). For lenders that extended their commitments (“extending lenders”), the Revolving Credit Agreement matures in July of 2019. For lenders that did not extend their commitments (such lenders, representing $229 million, the “non-extending lenders”), the Revolving Credit Agreement matures in July of 2017. The Term Loan Agreement matures on July of 2020, and beginning September 30, 2016, a principal repayment of $12.5 million is required on the last day of each quarter. At September 30, 2016, we had $989 million available for borrowing under our Revolving Credit Agreement and there were $61 million in outstanding letters of credit.

Loans under the Credit Agreements are subject to varying rates of interest based on whether the loan is a Eurodollar loan or an alternate base rate loan. We also incur a quarterly facility fee on the amount of the Revolving Credit Agreement. See Note 9 – Long-term Debt, for information related to interest rate applicable for the Term Loan Agreement.

Eurodollar Loans. Eurodollar loans bear interest at the Eurodollar rate, which is LIBOR, plus the applicable margin. The applicable margin for Eurodollar loans under the Revolving Credit Agreement depends on whether the lender is an extending lender or a non-extending lender. For non-extending lenders, the applicable margin under the Revolving Credit Agreement ranges from 0.75% to 1.925% depending on our credit rating, and for extending lenders under the Revolving Credit Agreement the applicable margin ranges from 1.925% to 3.7% depending on our leverage ratio.

Alternate Base Rate Loans. Alternate base rate loans bear interest at the alternate base rate plus the applicable margin. The applicable margin for alternate base rate loans under the Revolving Credit Agreement depends on whether the lender is an extending lender or a non-extending lender. For non-extending lenders, the applicable margin under the Revolving Credit Agreement ranges from 0.0% to 0.925% depending on our credit rating, and for extending lenders the applicable margin under the Revolving Credit Agreement ranges from 0.925% to 2.7% depending on our leverage ratio.

Borrowings under our Revolving Credit Agreement may be repaid from time to time without penalty. Obligations under the Term Loan Agreement are secured by substantially all of our assets. In addition, obligations under the Credit Agreements are guaranteed by a material portion of our subsidiaries.

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

1)
leverage ratio of no greater than 3.0 to 1 through December 31, 2016 and 2.5 to 1 thereafter until maturity. This ratio measures our indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities to the trailing four quarters consolidated adjusted earnings before interest, taxes, depreciation, amortization and other specified charges (“EBITDA”);

2)
leverage and letters of credit ratio of no greater than 4.0 to 1 on or before December 31, 2016 and 3.5 to 1 thereafter calculated as our indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities and all letters of credit to the trailing four quarters consolidated adjusted EBITDA; and

3)	asset coverage ratio of at least 4.0 to 1, which is calculated as our asset value to indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities.

Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants described above. As of September 30, 2016, we were in compliance with these financial covenants.

On July 19, 2016, we amended these facilities to make minor changes and amendments to certain collateral provisions, negative covenants and related definitions, and to add an accordion feature to permit new and existing lenders to add up to a maximum of $250 million in additional commitments.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At September 30, 2016, we had $43 million in short-term borrowings under these arrangements, primarily from overdraft facility borrowings. In the nine months of 2016, we repaid $180 million borrowed under a credit agreement that matured in the first half of 2016. In addition, we had $542 million of letters of credit under various uncommitted facilities and $148 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at September 30, 2016.

At September 30, 2016, the current portion of long-term debt was primarily related to our 6.35% Senior Notes due 2017 and the current portion of our secured term loan and capital leases. Our 5.50% senior notes with a principal balance of $350 million were repaid in February 2016.

9. Long-term Debt

Long-term Debt consisted of the following:

(Dollars in millions)	September 30, 2016	December 31, 2015
5.50% Senior Notes due 2016	$—	$350
6.35% Senior Notes due 2017	89	604
6.00% Senior Notes due 2018	66	498
9.625% Senior Notes due 2019	490	1,012
5.125% Senior Notes due 2020	363	768
5.875% Exchangeable Senior Notes due 2021	1,142	—
7.75% Senior Notes due 2021	738	—
4.50% Senior Notes due 2022	642	642
8.25% Senior Notes due 2023	738	—
6.50% Senior Notes due 2036	446	446
6.80% Senior Notes due 2037	255	255
7.00% Senior Notes due 2038	455	455
9.875% Senior Notes due 2039	245	245
6.75% Senior Notes due 2040	456	456
5.95% Senior Notes due 2042	368	368
Secured Term Loan due 2020	483	—
4.82% secured borrowing	6	9
Capital and other lease obligations	129	116
Other	8	29
Total Senior Notes and other debt	7,119	6,253
Less amounts due in one year	182	401
Long-term debt	$6,937	$5,852

Secured Term Loan Agreement

In the second quarter of 2016, we borrowed $500 million under the Term Loan Agreement. The interest rate under the Term Loan Agreement is variable and is determined by our leverage ratio as of the most recent fiscal quarter, as either (1) the one-month London Interbank Offered Rate (“LIBOR”) plus a variable margin rate ranging from 1.425% to 3.20% or (2) the alternate base rate plus the applicable margin ranging from 0.425% to 2.20%. For the quarter ended September 30, 2016, the interest rate for the Term Loan Agreement was LIBOR plus a margin rate of 1.425% and the interest rate for the Revolving Credit Agreement was LIBOR plus a margin rate of 1.925%. Beginning September 30, 2016, the Term Loan Agreement requires a principal repayment of $12.5 million on the last day of each quarter.

Exchangeable Senior Notes, Senior Notes and Tender Offers

We have issued various senior notes, all of which rank equally with our existing and future senior unsecured indebtedness, which have semi-annual interest payments and no sinking fund requirements.

Exchangeable Senior Notes

On June 7, 2016, we issued exchangeable notes with a par value of $1.265 billion and an interest rate of 5.875%. The notes have a conversion price of $7.74 per share and are exchangeable into a total of 163.4 million shares of the Company upon the occurrence of certain events or on or after January 1, 2021. The notes mature on July 1, 2021. We have the choice to settle the exchange of the notes in any combination of cash or shares. As of September 30, 2016, the if-converted value did not exceed the principal amount of the notes.

The exchange feature is reported with a carrying amount of $97 million in “Capital in Excess of Par Value” on the accompanying Condensed Consolidated Balance Sheets. The debt component of the exchangeable notes has been reported separately in “Long-term Debt” on the accompanying Condensed Consolidated Balance Sheets with a carrying value of $1.142 billion at September 30, 2016 net of remaining unamortized discount and debt issuance costs of $123 million. The discount on the debt component will be amortized over the remaining maturity of the exchangeable notes at an effective interest rate of 8.4%. During the third quarter of 2016, interest expense on the notes was $30 million, of which $24 million related to accrued interest and $6 million related to amortization of the discount.

Senior Notes

On June 17, 2016, we issued $750 million in aggregate principal amount of 7.75% senior notes due 2021 and $750 million in aggregate principal amount of 8.25% senior notes due 2023.

Tender Offers and Early Retirement of Senior Notes

We commenced a cash tender offer on June 1, 2016 (and amended the offer on June 8, 2016 and June 10, 2016), which included an early tender option with an early settlement date of June 17, 2016 and an expiration date of June 30, 2016 with a final settlement date of July 1, 2016 to repurchase a portion of our 6.35% senior notes due 2017, 6.00% senior notes due 2018, 9.625% senior notes due 2019, and 5.125% senior notes due 2020. On June 17, 2016, we settled the early tender offers in cash in the amount of $1.972 billion, retiring an aggregate face value of senior notes tendered of $1.869 billion and accrued interest of $27 million. We recognized a cumulative loss of $78 million on these transactions in “Bond Tender Premium, Net” on the accompanying Consolidated Statements of Operations. On June 30, 2016, we accepted additional tenders of $2 million of debt, which we settled in cash on July 1, 2016.

In the third quarter and the nine months of 2015, through a series of open market transactions, we repurchased certain of our 4.50% senior notes, 5.95% senior notes, 6.50% senior notes, 6.75% senior notes and 7.00% with a total book value of $236 million and $396 million, respectively. We recognized a cumulative gain of approximately $35 million and $47 million, respectively, on these transactions in “Other, Net” on the accompanying Consolidated Statements of Operations.

10.  Fair Value of Financial Instruments, Assets and Equity Investments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 11 – Derivative Instruments,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

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

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	September 30, 2016	December 31, 2015
Fair value	$6,172	$5,095
Carrying value	6,493	6,099

Non-recurring Fair Value Measurements

During the third quarter of 2016, long-lived assets were impaired and written down to their estimated fair values. The Level 3 fair values of the long-lived assets were determined using either an income approach or a market approach. The unobservable inputs to the income approach included the assets’ estimated future cash flows and estimates of discount rates commensurate with the assets’ risks. The market approach considered unobservable estimates of market sales values, which in most cases was a scrap of salvage value estimate.

During the second quarter of 2015, long-lived pressure pumping assets and an equity investment were impaired and written down to their estimated fair values. The Level 3 fair values of the long-lived assets were determined using a combination of the cost approach and the market approach, which used inputs that included replacement costs (unobservable), physical deterioration estimates (unobservable), and market sales data for comparable assets. The equity investment Level 3 fair value was determined using an income based approach utilizing estimates of future cash flow, discount rate, long-term growth rate, and marketability discount, all of which were unobservable.

During the second quarter of 2016, we adjusted the note from PDVSA to its estimated fair value. The Level 3 fair value was estimated based on unobservable pricing indications.

11.  Derivative Instruments

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

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. The interest rate swap is recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt is also adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on the fixed-rate debt is amortized to interest expense over the remaining term of the debt. As of September 30, 2016, we did not have any fair value hedge designated.

As of September 30, 2016, we had net unamortized premiums on fixed-rate debt of $8 million associated with fair value hedge terminations. These premiums are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense included in “Interest Expense, Net” on the accompanying Condensed Consolidated Statements of Operations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from Accumulated Other Comprehensive Income (Loss) to interest expense over the remaining term of the debt. As of September 30,

2016, we had net unamortized losses of $9 million associated with our cash flow hedge terminations. As of September 30, 2016, we did not have any cash flow hedges designated.

Foreign Currency Derivative Instruments

At September 30, 2016 and December 31, 2015, we had outstanding foreign currency forward contracts with notional amounts aggregating to $1.6 billion and $1.7 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded each period in “Other, Net” on the accompanying Condensed Consolidated Statements of Operations. The total estimated fair values of our foreign currency forward contracts were as follows:

(Dollars in millions)	September 30, 2016	December 31, 2015	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$2	$5	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(11)	(14)	Other Current Liabilities

The amount of derivative instruments’ gain or (loss) on the Consolidated Statements of Operations is in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015	Classification
Foreign currency forward contracts	(22)	(32)	(12)	(88)	Other, Net
Cross-currency swap contracts	—	—	—	13	Other, Net

12. Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change, affecting the tax expense for both successive interim results as well as the annual tax results. For the third quarter and the nine months of 2016, we had a tax expense of $692 million and $489 million, respectively, on a loss before income taxes of $1.1 billion and $2.3 billion, respectively. The primary component of the tax expense for the third quarter and nine months of 2016 relates to the Company’s conclusion that certain deferred tax assets that had previously been benefited are not more likely than not to be realized. As a result, additional valuation allowances have been established for the United States and other jurisdictions.

Weatherford records deferred tax assets for net operating losses and temporary differences between the book and tax basis of assets and liabilities that are expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those deferred tax assets would be deductible. The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) when determining whether a valuation allowance is required. The Company evaluated possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies in making this assessment. The realizability of the deferred tax assets are dependent upon judgments and assumptions inherent in the determination of future taxable income, including factors such as future operation conditions (particularly as related to prevailing oil prices and market demand for our products and services).

Operations in the United States and other jurisdictions continue to experience losses due to the prolonged downturn in the demand for oil field services. Additionally, our expectations regarding the recovery in the second half of 2016 and into 2017 are more measured due to the difficulties in obtaining pricing increases from our customers and a slower recovery in the U.S. land market. Also, the Company recorded significant long-lived asset impairments and established allowances for inventory and other assets in the third quarter. As a result of the historical and projected future losses, and limited objective positive evidence to overcome negative evidence, the Company concluded that it needed to record a valuation allowance of $526 million as of September 30, 2016 against certain previously benefited deferred tax assets since it cannot support that it is more likely than not that the deferred tax assets will be realized. The valuation allowance primarily relates to operations in the United States.

The Company will continue to evaluate whether valuation allowances are needed in future reporting periods. Valuation allowances will remain until the Company can determine that net deferred tax assets are more likely than not to be realized. In the event that the Company were to determine that it would be able to realize the deferred income tax assets in the future as a result of significant improvement in earnings as a result of market conditions, the Company would adjust the valuation allowance, reducing the provision for income taxes in the period of such adjustment.

Results for the third quarter of 2016 also include charges with no significant tax benefit principally related to $436 million of long-lived asset impairments, $198 million of excess and obsolete inventory charges, $62 million in accounts receivable reserves and write-offs, and $44 million of other asset write-offs and charges. In addition, we recorded a tax charge of $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries.

Results for the nine months of 2016 also include charges with no significant tax benefit principally related to $436 million of long-lived asset impairments, $213 million of excess and obsolete inventory charges, $140 million of settlement agreement charges, $31 million of currency devaluation related to the Angolan kwanza, $78 million of bond tender premium, and $84 million of PDVSA note receivable adjustment, $62 million in accounts receivable reserves and write-offs, $20 million in pressure pumping business related charges, and $15 million in supply agreement charges related to a non-core business divestiture. In addition, we recorded a tax charge of $526 million for the establishment of a valuation allowance discussed previously, and $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries.

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

For the third quarter and the nine months of 2015, we had a $65 million and $197 million tax benefit, respectively, on a loss before income taxes of $226 million and $948 million, respectively. Our results for the third quarter of 2015 includes $49 million of restructuring charges, $44 million of project losses and $26 million of currency devaluation and related losses related to the Angolan kwanza and Kazakhstani tenge, with no significant tax benefit. Our results for the nine months of 2015 includes $159 million of restructuring charges, $112 million of litigation settlements, $71 million of project losses, $68 million of currency devaluation and related losses and $20 million of equity investment impairment, with no significant tax benefit.

13.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the nine months ended September 30, 2016 and 2015:

(Dollars in millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2014	$1	$5,411	$2,427	$(881)	$75	$7,033
Net Income (Loss)	—	—	(777)	—	26	(751)
Other Comprehensive Loss	—	—	—	(566)	—	(566)
Dividends Paid to Noncontrolling Interests	—	—	—	—	(31)	(31)
Equity Awards Granted, Vested and Exercised	—	69	—	—	—	69
Other	—	—	—	—	—	—
Balance at September 30, 2015	$1	$5,480	$1,650	$(1,447)	$70	$5,754

Balance at December 31, 2015	$1	$5,502	$442	$(1,641)	$61	$4,365
Net Income (Loss)	—	—	(2,843)	—	14	(2,829)
Other Comprehensive Income	—	—	—	92	—	92
Dividends Paid to Noncontrolling Interests	—	—	—	—	(15)	(15)
Issuance of Common Shares	—	623	—	—	—	623
Issuance of Exchangeable Notes	—	97	—	—	—	97
Equity Awards Granted, Vested and Exercised	—	51	—	—	—	51
Other	—	—	—	—	(1)	(1)
Balance at September 30, 2016	$1	$6,273	$(2,401)	$(1,549)	$59	$2,383

In 2016, we issued 115 million ordinary shares of the Company, and the amount in excess of par value of $623 million is reported in “Capital in Excess of Par Value ” on the accompanying Condensed Consolidated Balance Sheets.

On June 7, 2016, we issued exchangeable notes with a par value of $1.265 billion. The exchange feature carrying value of $97 million is included in “Capital in Excess of Par Value” on the accompanying Condensed Consolidated Balance Sheets.

The following table presents the changes in our accumulated other comprehensive loss by component for the nine months of 2016 and 2015:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2014	$(813)	$(57)	$(11)	$(881)

Other Comprehensive Income (Loss) before Reclassifications	(589)	20	—	(569)
Reclassifications	—	2	1	3
Net activity	(589)	22	1	(566)

Balance at September 30, 2015	$(1,402)	$(35)	$(10)	$(1,447)

Balance at December 31, 2015	$(1,602)	$(29)	$(10)	$(1,641)

Other Comprehensive Income before Reclassifications	90	1	—	91
Reclassifications	—	—	1	1
Net activity	90	1	1	92

Balance at September 30, 2016	$(1,512)	$(28)	$(9)	$(1,549)

The other comprehensive income before reclassifications from the defined benefit pension component for the nine months of 2015 relates to the conversion of one of our international pension plans from a defined benefit plan to a defined contribution plan.

14.  Earnings per Share

Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares and performance units. The following table presents our basic and diluted weighted average shares outstanding for the third quarter and the nine months of 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2016	2015	2016	2015
Basic and Diluted weighted average shares outstanding	899	779	871	778

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the third quarter and the nine months of 2016 and 2015 exclude potential shares for stock options, restricted shares, performance units and exchangeable notes outstanding as we have net losses for those periods, and their inclusion would be anti-dilutive. The following table presents the number of anti-dilutive shares excluded for the third quarter and the nine months of 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2016	2015	2016	2015
Anti-dilutive potential shares due to net loss	166	3	71	3

15. Share-Based Compensation

We recognized the following employee share-based compensation expense during the third quarter and the nine months of 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Share-based compensation	$19	$18	$57	$52
Related tax (provision) benefit	(8)	3	—	10

During the nine months of 2016, we granted approximately 2.1 million performance units to certain employees, which will vest with continued employment if the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $5.11 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a risk-free rate of 0.80%, volatility of 68% and a zero dividend yield. As of September 30, 2016, there was $13 million of unrecognized compensation expense related to our performance units. This cost is expected to be recognized over a weighted average period of 2 years.

During the nine months of 2016, we also granted 7.7 million restricted shares at a weighted average grant date fair value of $6.27 per share. As of September 30, 2016, there was $104 million of unrecognized compensation expense related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of 2 years.

16. Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Form 10-K.

	Three Months Ended September 30, 2016
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$449	$(95)	$55
MENA/Asia Pacific	329	(8)	60
Europe/SSA/Russia	225	(3)	45
Latin America	255	14	56
Subtotal	1,258	(92)	216
Land Drilling Rigs	98	(19)	22
	1,356	(111)	238
Corporate and Research and Development		(63)	4
Long-lived Asset Impairments, Write-Downs and Other Charges (a)		(740)
Restructuring Charges (b)		(22)
Litigation Charges		(9)
Total	$1,356	$(945)	$242

(a)
Includes $436 million in long-lived asset impairments, $198 million in inventory write-downs, $62 million in accounts receivable reserves and write-offs, and $44 million of other asset write-offs and charges.

(b)	Includes restructuring charges of $22 million: $10 million in Latin America, $5 million in North America, $5 million in MENA/Asia Pacific, and $2 million in Corporate and Research and Development.

	Three Months Ended September 30, 2015
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$824	$(54)	$87
MENA/Asia Pacific	445	2	62
Europe/SSA/Russia	361	43	52
Latin America	421	73	63
Subtotal	2,051	64	264
Land Drilling Rigs	186	16	28
	2,237	80	292
Corporate and Research and Development		(101)	6
Other Asset Write-Downs and Charges (c)		(17)
Restructuring Charges (d)		(49)
Other Items (e)		(11)
Total	$2,237	$(98)	$298

(c)	Includes pressure pumping business related charges of $15 million and supply agreement charges related to a non-core business divestiture of $2 million.

(d)
Includes restructuring charges of $49 million: $9 million in North America, $5 million in MENA/Asia Pacific, $11 million in Europe/SSA/Russia, $10 million in Latin America, and $6 million in Land Drilling Rigs and $8 million in Corporate and Research and Development.

(e)	Includes professional and other fees of $7 million, facility closure fees of $2 million, and divestiture related charges of $2 million.

	Nine Months Ended September 30, 2016
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$1,393	$(324)	$167
MENA/Asia Pacific	1,090	(4)	181
Europe/SSA/Russia	725	(3)	141
Latin America	809	59	173
Subtotal	4,017	(272)	662
Land Drilling Rigs	326	(62)	67
	4,343	(334)	729
Corporate and Research and Development		(226)	12
Long-lived Asset Impairments, Write-Downs and Other Charges (a)		(951)
Restructuring Charges (b)		(150)
Litigation Charges, Net		(190)
Loss on Sale of Businesses, Net		(1)
Total	$4,343	$(1,852)	$741

(a)
Includes $436 million in long-lived asset impairments, $213 million in inventory write-downs, $121 million in other asset write-offs and charges, $84 million to adjust a note receivable to fair value, $62 million in accounts receivable reserves and write-offs, $20 million in pressure pumping business related charges, and $15 million in supply agreement charges related to a non-core business divestiture.

(b)
Includes restructuring charges of $150 million: $44 million in North America, $37 million in Latin America, $25 million in Europe/SSA/Russia, $25 million in MENA/Asia Pacific, $14 million in Corporate and Research and Development and $5 million in Land Drilling Rigs.

	Nine Months Ended September 30, 2015
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$2,795	$(156)	$289
MENA/Asia Pacific	1,494	45	193
Europe/SSA/Russia	1,196	179	155
Latin America	1,370	247	186
Subtotal	6,855	315	823
Land Drilling Rigs	566	30	84
	7,421	345	907
Corporate and Research and Development		(326)	18
Other Asset Write-Downs and Charges (c)		(208)
Equity Investment Impairment		(20)
Restructuring Charges (d)		(159)
Litigation Charges		(112)
Loss on Sale of Businesses, Net		(2)
Other Items (e)		(30)
Total	$7,421	$(512)	$925

(c)	Includes asset impairment charges of $124 million, pressure pumping business related charges of $52 million and supply agreement charges related to a non-core business divestiture of $32 million.

(d)
Includes restructuring charges of $159 million: $38 million in North America, $40 million in MENA/Asia Pacific, $32 million in Europe/SSA/Russia, $26 million in Latin America, $12 million in Land Drilling Rigs and $11 million in Corporate and Research and Development.

(e)	Includes professional and other fees of $18 million, divestiture related charges of $7 million, and facility closure fees of $5 million.

17. Disputes, Litigation and Contingencies

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

U.S. Government and Other Investigations

As previously disclosed, the SEC and the U.S. Department of Justice (“DOJ”) were investigating certain accounting issues associated with the material weakness in our internal control over financial reporting for income taxes that was disclosed in a notification of late filing on Form 12b-25 filed on March 1, 2011 and in current reports on Form 8-K filed on February 21, 2012 and on July 24, 2012 and the subsequent restatements of our historical financial statements. During the first quarter 2016, we recorded a loss contingency in the amount of $65 million. In the second quarter 2016, we increased our loss contingency to $140 million reflecting our best estimate for the potential settlement of this matter which ultimately became the final settlement on September 27, 2016. As previously disclosed on Form 8-K filed on September 27, 2016, the Company settled with the SEC without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the anti-fraud provisions of the Securities Act of 1933, and the anti-fraud, reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder. As part of the terms of the SEC Settlement, the Company has also agreed to pay a total civil monetary penalty of $140 million, with $50 million due within 21 days from the settlement agreement and three installments of $30 million due within 120, 240 and 360 days and prepare and deliver certain reports and certifications to the SEC for the next two years regarding our tax internal controls.

Additionally, we are aware of various disputes and potential claims and are a party in various litigation involving claims against us, including as a defendant in various employment claims alleging our failure to pay certain classes of workers overtime in compliance with the Fair Labor Standards Act for which an agreement was reached during the second quarter 2016. Some of these disputes and claims are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations.

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

Other Contingencies

We have a contractual residual value guarantee at September 30, 2016 of $28 million in “Other Non-Current Liabilities” on the accompanying Consolidated Balance Sheets related to certain leased equipment in our North America pressure pumping business.

We have supply contract related minimum purchase commitments and maintain a liability at September 30, 2016 of $133 million for expected penalties to be paid, of which $27 million is recorded in “Other Current Liabilities” and $106 million is recorded in “Other Non-Current Liabilities” on our Consolidated Balance Sheets.

18. New Accounting Pronouncements

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

Accounting Standards Issued Not Yet Adopted

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. The intra-entity exception is being eliminated under the ASU. The standard is required to be applied on a modified retrospective basis and will be effective beginning with the first quarter of 2018.  Early adoption is permitted, and we are evaluating the impact that this new standard will have on our Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 provides guidance on the cash flow reporting of certain issues that were either unclear or not addressed under existing U.S. GAAP.  The standard requires the retrospective transition method to each period presented and will be effective beginning with the first quarter of 2018, although early adoption is permitted. We are evaluating the impact that ASC 2016-15 will have on our Condensed Consolidated Statements of Cash Flows.

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

19. Condensed Consolidating Financial Statements

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

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2016 and December 31, 2015: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2016 and December 31, 2015: (1) 6.50% senior notes, (2) 6.00% senior notes, (3) 7.00% senior notes, (4) 9.625% senior notes, (5) 9.875% senior notes, (6) 5.125% senior notes, (7) 6.75% senior notes, (8) 4.50% senior notes and (9) 5.95% senior notes. At December 31, 2015, Weatherford Delaware also guaranteed the revolving credit facility and the 5.50% senior notes of Weatherford Bermuda.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2016: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 5.875% exchangeable senior notes, (4) 7.750% senior notes and (5) 8.250% senior notes.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended September 30, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,356	$—	$1,356
Costs and Expenses	(3)	(6)	(1)	(2,291)	—	(2,301)
Operating Income (Loss)	(3)	(6)	(1)	(935)	—	(945)

Other Income (Expense):
Interest Expense, Net	—	(127)	(13)	7	4	(129)
Intercompany Charges, Net	(3)	11	(50)	42	—	—
Equity in Subsidiary Income	(1,774)	(1,662)	(1,291)	—	4,727	—
Other, Net	—	(62)	(49)	60	41	(10)
Income (Loss) Before Income Taxes	(1,780)	(1,846)	(1,404)	(826)	4,772	(1,084)
(Provision) Benefit for Income Taxes	—	—	(138)	(554)	—	(692)
Net Income (Loss)	(1,780)	(1,846)	(1,542)	(1,380)	4,772	(1,776)
Noncontrolling Interests	—	—	—	4	—	4
Net Income (Loss) Attributable to Weatherford	$(1,780)	$(1,846)	$(1,542)	$(1,384)	$4,772	$(1,780)
Comprehensive Income (Loss) Attributable to Weatherford	$(1,822)	$(1,861)	$(1,554)	$(1,427)	$4,842	$(1,822)

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Nine Months Ended September 30, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$4,343	$—	$4,343
Costs and Expenses	(150)	(6)	4	(6,043)	—	(6,195)
Operating Income (Loss)	(150)	(6)	4	(1,700)	—	(1,852)

Other Income (Expense):
Interest Expense, Net	—	(331)	(39)	—	7	(363)
Intercompany Charges, Net	9	(30)	(96)	(223)	340	—
Equity in Subsidiary Income	(2,702)	(1,922)	(1,479)	—	6,103	—
Other, Net	—	(148)	(76)	48	51	(125)
Income (Loss) Before Income Taxes	(2,843)	(2,437)	(1,686)	(1,875)	6,501	(2,340)
(Provision) Benefit for Income Taxes	—	—	(114)	(375)	—	(489)
Net Income (Loss)	(2,843)	(2,437)	(1,800)	(2,250)	6,501	(2,829)
Noncontrolling Interests	—	—	—	14	—	14
Net Income (Loss) Attributable to Weatherford	$(2,843)	$(2,437)	$(1,800)	$(2,264)	$6,501	$(2,843)
Comprehensive Income (Loss) Attributable to Weatherford	$(2,751)	$(2,501)	$(1,840)	$(2,173)	$6,514	$(2,751)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Nine Months Ended September 30, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$7,421	$—	$7,421
Costs and Expenses	(111)	(5)	1	(7,818)	—	(7,933)
Operating Income (Loss)	(111)	(5)	1	(397)	—	(512)

Other Income (Expense):
Interest Expense, Net	—	(300)	(42)	(9)	—	(351)
Intercompany Charges, Net	(39)	(49)	(131)	219	—	—
Equity in Subsidiary Income	(627)	(754)	(522)	—	1,903	—
Other, Net	—	22	(1)	(106)	—	(85)
Income (Loss) Before Income Taxes	(777)	(1,086)	(695)	(293)	1,903	(948)
(Provision) Benefit for Income Taxes	—	—	60	137	—	197
Net Income (Loss)	(777)	(1,086)	(635)	(156)	1,903	(751)
Noncontrolling Interests	—	—	—	26	—	26
Net Income (Loss) Attributable to Weatherford	$(777)	$(1,086)	$(635)	$(182)	$1,903	$(777)
Comprehensive Income (Loss) Attributable to Weatherford	$(1,343)	$(1,245)	$(675)	$(749)	$2,669	$(1,343)

Condensed Consolidating Balance Sheet
September 30, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$21	$—	$419	$—	$440
Other Current Assets	1	—	544	4,182	(569)	4,158
Total Current Assets	1	21	544	4,601	(569)	4,598

Equity Investments in Affiliates	2,926	9,149	7,651	1,068	(20,794)	—
Intercompany Receivables, Net	—	276	—	3,661	(3,937)	—
Other Assets	1	14	—	8,121	(99)	8,037
Total Assets	$2,928	$9,460	$8,195	$17,451	$(25,399)	$12,635

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$383	$96	$76	$—	$555
Accounts Payable and Other Current Liabilities	172	221	—	2,440	(668)	2,165
Total Current Liabilities	172	604	96	2,516	(668)	2,720

Long-term Debt	—	6,468	143	214	112	6,937
Intercompany Payables, Net	432	—	3,505	—	(3,937)	—
Other Long-term Liabilities	—	272	265	323	(265)	595
Total Liabilities	604	7,344	4,009	3,053	(4,758)	10,252

Weatherford Shareholders’ Equity	2,324	2,116	4,186	14,339	(20,641)	2,324
Noncontrolling Interests	—	—	—	59	—	59
Total Liabilities and Shareholders’ Equity	$2,928	$9,460	$8,195	$17,451	$(25,399)	$12,635

Condensed Consolidating Balance Sheet
December 31, 2015

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$2	$22	$443	$—	$467
Other Current Assets	4	—	651	5,146	(704)	5,097
Total Current Assets	4	2	673	5,589	(704)	5,564

Equity Investments in Affiliates	5,693	8,709	9,187	3,483	(27,072)	—
Intercompany Receivables, Net	—	—	—	10,423	(10,423)	—
Other Assets	3	2	16	9,175	—	9,196
Total Assets	$5,700	$8,713	$9,876	$28,670	$(38,199)	$14,760

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,503	$6	$73	$—	$1,582
Accounts Payable and Other Current Liabilities	19	212	—	2,922	(704)	2,449
Total Current Liabilities	19	1,715	6	2,995	(704)	4,031

Long-term Debt	—	4,885	862	105	—	5,852
Intercompany Payables, Net	1,362	6,147	2,914	—	(10,423)	—
Other Long-term Liabilities	15	77	10	410	—	512
Total Liabilities	1,396	12,824	3,792	3,510	(11,127)	10,395

Weatherford Shareholders’ Equity	4,304	(4,111)	6,084	25,099	(27,072)	4,304
Noncontrolling Interests	—	—	—	61	—	61
Total Liabilities and Shareholders’ Equity	$5,700	$8,713	$9,876	$28,670	$(38,199)	$14,760

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,843)	$(2,437)	$(1,800)	$(2,250)	$6,501	$(2,829)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(9)	30	96	223	(340)	—
Equity in (Earnings) Loss of Affiliates	2,702	1,922	1,479	—	(6,103)	—
Deferred Income Tax Provision (Benefit)	—	—	114	312		426
Other Adjustments	877	180	327	627	(58)	1,953
Net Cash Provided (Used) by Operating Activities	727	(305)	216	(1,088)	—	(450)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(136)	—	(136)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(5)	—	(5)
Acquisition of Intellectual Property	—	—	—	(10)	—	(10)
Insurance Proceeds Related to Rig Loss	—	—	—	39	—	39
Proceeds from Sale of Assets and Businesses, Net	—	—	—	28	—	28
Other Investing Activities	—	—	—	(20)	—	(20)
Net Cash Provided (Used) by Investing Activities	—	—	—	(104)	—	(104)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(1,167)	—	29	—	(1,138)
Borrowings (Repayments) Long-term Debt, Net	—	1,834	(515)	(61)	—	1,258
Borrowings (Repayments) Between Subsidiaries, Net	(727)	(343)	277	793	—	—
Proceeds from Issuance of Ordinary Shares	—	—	—	623	—	623
Other, Net	—	—	—	(180)	—	(180)
Net Cash Provided (Used) by Financing Activities	(727)	324	(238)	1,204	—	563
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(36)	—	(36)
Net Increase (Decrease) in Cash and Cash Equivalents	—	19	(22)	(24)	—	(27)
Cash and Cash Equivalents at Beginning of Period	—	2	22	443	—	467
Cash and Cash Equivalents at End of Period	$—	$21	$—	$419	$—	$440

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(777)	$(1,086)	$(635)	$(156)	$1,903	$(751)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	39	49	131	(219)	—	—
Equity in (Earnings) Loss of Affiliates	627	754	522	—	(1,903)	—
Deferred Income Tax Provision (Benefit)	—	—	(60)	(273)	—	(333)
Other Adjustments	(21)	15	41	1,432	—	1,467
Net Cash Provided (Used) by Operating Activities	(132)	(268)	(1)	784	—	383
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(542)	—	(542)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(14)	—	(14)
Acquisition of Intellectual Property	—	—	—	(7)	—	(7)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	29	—	29
Net Cash Provided (Used) by Investing Activities	—	—	—	(534)	—	(534)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	631	—	(25)	—	606
Borrowings (Repayments) Long-term Debt, Net	—	(346)	(2)	(20)	—	(368)
Borrowings (Repayments) Between Subsidiaries, Net	131	(16)	3	(118)	—	—
Other, Net	—	—	—	(7)	—	(7)
Net Cash Provided (Used) by Financing Activities	131	269	1	(170)	—	231
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(35)	—	(35)
Net Increase (Decrease) in Cash and Cash Equivalents	(1)	1	—	45	—	45
Cash and Cash Equivalents at Beginning of Period	1	—	22	451	—	474
Cash and Cash Equivalents at End of Period	$—	$1	$22	$496	$—	$519

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

Certain prior year amounts have been reclassified to conform to the current year presentation related to adoption of new accounting standards. Net income and shareholders’ equity were not affected by these reclassifications. See “Note 18 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements for additional details.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
September 30, 2016	$48.24	$2.91	600	936
December 31, 2015	37.04	2.36	910	1,105
September 30, 2015	45.09	2.52	1,055	1,132

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Quarterly average rig count – Source: Baker Hughes Rig Count

During 2016 oil prices ranged from a high of $51.23 per barrel in early June to a low of less than of $27.00 per barrel on the New York Mercantile Exchange. Natural gas ranged from a high of $3.13 MM/BTU in mid-September to a low of $1.64 MM/BTU in early March. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Outlook

The nine months of 2016 have been challenged by the continued weakness in oil prices and severe market contraction for our services, but we believe the bottom of the down cycle has been reached during the third quarter and that the industry is at the beginning of a modest recovery. The market weakness and contraction has materially reduced capital spending by our customers, which has reduced our revenue, both through lower activity levels and pricing. In response to the weakness in the price of crude oil and the decline in the anticipated level of exploration and production spending in 2016, we previously announced a workforce reduction of 8,000 and have completed this plan as of September 30, 2016. We continue to meet our target to close nine manufacturing and service facilities during 2016 as seven closures were completed by the end of the third quarter 2016. We now project to close over 70 of our operating and non-operating facilities in 2016 and have completed over 50 of those closures through the end of the third quarter.

We expect the weak market conditions to continue recovering on land and to be concentrated in North America, MENA and Russia during the remainder of 2016 and throughout 2017. We continue to expect pricing to stabilize in the remainder of 2016 with no further large pricing concessions and potentially the beginning of some small increases in select markets. North America land activity has begun to increase slowly, primarily in the Permian, and continued growth will initially be driven by Pressure Pumping, Artificial Lift and Completion. Internationally, we expect Latin America to continue to have modest growth through the remainder of 2016, reasonable growth in Europe/SSA/Russia from increases in market share and activity primarily from Russia and the North Sea, and activity increases in MENA/Asia Pacific from increased activity and market share from recent contract wins primarily in the Gulf States. Over the longer term, we believe the outlook for our core businesses is favorable. As decline rates accelerate for well production and reservoir productivity complexities increase, our clients will continue to face challenges associated with decreasing the cost of extraction activities and securing desired rates of production. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and therefore increase demand for our products and services. These factors provide us with a positive outlook for our core businesses over the longer term. However, the level of improvement in our core businesses in the future will depend heavily on pricing, volume of work and our ability to offer solutions to more efficiently extract hydrocarbons, control costs and penetrate new and existing markets with our newly developed technologies.

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

The oilfield services industry growth is highly dependent on many external factors, such as our customers’ capital expenditures, world economic and political conditions, the price of oil and natural gas, member-country quota compliance within th Organization of Petroleum Exporting Countries (“OPEC”) and weather conditions and other factors, including those described in the section entitled “Forward-Looking Statements.”

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

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the third quarter of 2016 and 2015:

	Three Months Ended
	September 30,
(Dollars and shares in millions, except per share data)	2016	2015	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$449	$824	$(375)	(46)%
MENA/Asia Pacific	329	445	(116)	(26)%
Europe/SSA/Russia	225	361	(136)	(38)%
Latin America	255	421	(166)	(39)%
Subtotal	1,258	2,051	(793)	(39)%
Land Drilling Rigs	98	186	(88)	(47)%
Total Revenues	1,356	2,237	(881)	(39)%

Operating Income (Expense):
North America	(95)	(54)	(41)	(76)%
MENA/Asia Pacific	(8)	2	(10)	(500)%
Europe/SSA/Russia	(3)	43	(46)	(107)%
Latin America	14	73	(59)	(81)%
Subtotal	(92)	64	(156)	(244)%
Land Drilling Rigs	(19)	16	(35)	(219)%
Total Segment Operating Income (Loss)	(111)	80	(191)	(239)%
Research and Development	(33)	(56)	23	41%
Corporate Expenses	(30)	(45)	15	33%
Long-lived Asset Impairments, Write-Downs and Other Charges	(740)	(17)	(723)	(4,253)%
Restructuring Charges	(22)	(49)	27	55%
Litigation Charges	(9)	—	(9)	—%
Other Items	—	(11)	11	100%
Total Operating Loss	(945)	(98)	(847)	(864)%

Interest Expense, Net	(129)	(114)	(15)	(13)%
Currency Devaluation Charges	—	(26)	26	100%
Other, Net	(10)	12	(22)	(183)%
Income Tax (Provision) Benefit	(692)	65	(757)	(1,165)%
Net Loss per Diluted Share	$(1.98)	$(0.22)	$(1.76)	(800)%
Weighted Average Diluted Shares Outstanding	899	779	(120)	(15)%
Depreciation and Amortization	$242	$298	$56	19%

The following table contains selected financial data comparing our consolidated and segment results from operations for the nine months of 2016 and 2015:

	Nine Months Ended
	September 30,
(Dollars and shares in millions, except per share data)	2016	2015	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$1,393	$2,795	$(1,402)	(50)%
MENA/Asia Pacific	1,090	1,494	(404)	(27)%
Europe/SSA/Russia	725	1,196	(471)	(39)%
Latin America	809	1,370	(561)	(41)%
Subtotal	4,017	6,855	(2,838)	(41)%
Land Drilling Rigs	326	566	(240)	(42)%
Total Revenues	4,343	7,421	(3,078)	(41)%

Operating Income (Expense):
North America	(324)	(156)	(168)	(108)%
MENA/Asia Pacific	(4)	45	(49)	(109)%
Europe/SSA/Russia	(3)	179	(182)	(102)%
Latin America	59	247	(188)	(76)%
Subtotal	(272)	315	(587)	(186)%
Land Drilling Rigs	(62)	30	(92)	(307)%
Total Segment Operating Income (Loss)	(334)	345	(679)	(197)%
Research and Development	(119)	(179)	60	34%
Corporate Expenses	(107)	(147)	40	27%
Long-lived Asset Impairments, Write-Downs and Other Charges	(951)	(208)	(743)	(357)%
Equity Investment Impairment	—	(20)	20	100%
Restructuring Charges	(150)	(159)	9	6%
Litigation Charges, Net	(190)	(112)	(78)	(70)%
Loss on Sale of Businesses, Net	(1)	(2)	1	50%
Other Items	—	(30)	30	100%
Total Operating Loss	(1,852)	(512)	(1,340)	(262)%

Interest Expense, Net	(363)	(351)	(12)	(3)%
Bond Tender Premium, Net	(78)	—	(78)	—%
Currency Devaluation Charges	(31)	(68)	37	54%
Other, Net	(16)	(17)	1	6%
Income Tax (Provision) Benefit	(489)	197	(686)	(348)%
Net Loss per Diluted Share	$(3.27)	$(1.00)	$(2.27)	(227)%
Weighted Average Diluted Shares Outstanding	871	778	(93)	(12)%
Depreciation and Amortization	$741	$925	$184	20%

Revenue Percentage by Product Service Line Group

The following chart contains the percentage distribution of our consolidated revenues by product service line group for the third quarter and the nine months of 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Formation Evaluation and Well Construction	57%	56%	56%	56%
Completion and Production	36	36	36	36
Land Drilling Rigs	7	8	8	8
Total	100%	100%	100%	100%

Consolidated Revenues

Consolidated revenues decreased $881 million, or 39%, and $3.1 billion, or 41%, in the third quarter and the nine months of 2016 compared to the third quarter and the nine months of 2015, respectively. Revenues decreased in the third quarter and the nine months of 2016 compared to 2015 across all of our segments as follows:

•
North America revenues declined $375 million, or 46%, in the third quarter and $1.40 billion, or 50%, for the nine months consistent with the 43% decrease in North American rig count since the third quarter of 2015 with significant declines across product lines in the United States and Canada, particularly pressure pumping, artificial lift, intervention services and drilling services. The decline in the North America segment was driven by a combination of lower activity and continued customer pricing pressure;

•
International segment revenues declined $418 million, or 34%, in the third quarter and $1.44 billion, or 35%, for the nine months due to the 17% decrease in international rig count since the end of the third quarter of 2015 as well as declines in revenue from our Europe/Russia/SSA and Latin America segments due to pricing pressure and reduced activity from lower customer spending across our product lines. The MENA/Asia Pacific segment revenues declined due to decrease in customer activity, partly offset by an improvement from the recognition of revenue as part of the settlement agreement signed in the second quarter for the Zubair percentage-of-completion project in Iraq; and

•
Land Drilling Rigs revenue declines of $88 million, or 47%, in the third quarter and $240 million, or 42%, for the nine months primarily attributable to the decline in drilling activity consistent with the rig count declines.

Operating Loss

Consolidated operating loss increased $847 million, or 864%, and increased $1.34 billion, or 262%, in the third quarter and the nine months of 2016 compared to the third quarter and the nine months of 2015, respectively. The higher operating loss in the third quarter and continued decline for the nine months of 2016 compared to the nine months of 2015 was due to low customer activity levels and pricing pressures from the low price of crude oil. The decline was partially offset by income recognized from the settlement of our Zubair percentage-of-completion project and reduced corporate expenses and research and development from our cost reduction measures.

Consolidated operating loss for the third quarter of 2016 and consolidated operating loss for the third quarter of 2015 also includes charges of $771 million and $77 million, respectively. The charges in each quarter are as follows:

•
$740 million in 2016 of charges comprised of long-lived asset impairments of $436 million, inventory charges of $198 million, account receivables reserves and write-offs of $62 million and $44 million of other asset write-offs and charges compared to $17 million in 2015 primarily related to the supply contract and asset base impairments of our U.S. pressure pumping business;

•	$22 million in 2016 compared to $49 million in 2015 of severance and other restructuring charges;

•	$9 million in 2016 primarily for the increase in litigation reserves; and

•	$11 million in 2015 of charges related to professional and other fees, divestiture related charges, facility closure fees and other charges.

Consolidated operating loss for the nine months of 2016 and consolidated operating loss for the nine months of 2015 also primarily includes charges of $1.29 billion and $529 million, respectively. The charges in each nine month period are as follows:

•
$951 million in 2016 of charges comprised of long-lived asset impairments of $436 million, inventory charges of $213 million, a fair value adjustment to a note receivable of $84 million, account receivables reserves and write-offs of $62 million and other asset write-offs and pressure pumping business related charges of $156 million compared to $208 million in 2015 primarily related to fixed asset impairments, U.S. pressure pumping business and supply contract related charges;

•
$190 million in 2016 primarily for the increase in litigation reserves in the settlement of a restatement related litigation pertaining to prior periods with the SEC/DOJ compared to $112 million in 2015 of litigation charges related to U.S. government investigations and other restatement related litigation;

•	$150 million in 2016 compared to $159 million in 2015 of severance and other restructuring charges;

•	$20 million in 2015 related to the impairment of an equity method investment; and

•	$30 million in 2015 of professional and other fees, divestiture related charges, facility closure fees and other charges.
For additional information regarding charges by segment, see the subsection entitled “Segment Results” and “Restructuring Charges” below.

Segment Results

North America

Revenues in our North America segment decreased $375 million, or 46%, in the third quarter of 2016 and $1.4 billion, or 50%, during the nine months of 2016 compared to the third quarter and the nine months of 2015, respectively. North American average rig count has decreased 43% since the third quarter of 2015. The decline in revenue in the third quarter and the nine months of 2016 was due to lower activity and pricing pressure that broadly impacted all product lines, particularly artificial lift, well construction, pressure pumping, intervention services and drilling tools, drilling services, secure drilling services and completions.

Operating loss in our North America segment increased $41 million, or 76%, in the third quarter of 2016 and $168 million, or 108%, during the nine months of 2016 compared to the third quarter and the nine months of 2015, respectively. Operating loss in the third quarter and the nine months of 2016 compared to 2015 is due to lower activity and pricing pressure impacting the profitability of artificial lift, intervention services and drilling tools, and completions, partially offset by cost savings from operating and non-operating facility closures, headcount reductions, lower depreciation and amortization due to decreased capital spending and impairments. These strong cost reduction measures helped minimize the operating losses despite the large revenue declines.

MENA/Asia Pacific

Revenues in our MENA/Asia Pacific segment decreased $116 million, or 26%, in the third quarter of 2016 and $404 million, or 27%, during the nine months of 2016 compared to the third quarter and the nine months of 2015, respectively. The revenue decline affected most product lines, primarily completion, tubular running services and intervention services, drilling tools as well as pressure pumping. The decline was attributable to lower revenues in Saudi Arabia and Iraq and lower activity in the Asia Pacific region, particularly in Australia, China and Malaysia.

Operating loss of $8 million in the third quarter of 2016 worsened $10 million compared to the third quarter of 2015. The increase in operating loss is primarily attributable to the continued weakness in activity and pricing. Operating income decreased $49 million to an operating loss of $4 million, or 109%, during the nine months of 2016 compared to the same period in 2015. The decrease in operating income is primarily attributable to lower activity across most product lines, partially offset by the profit recognition from the Zubair contract settlement.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment decreased $136 million, or 38%, in the third quarter of 2016 and $471 million, or 39% during the nine months of 2016 compared to the third quarter and the nine months of 2015, respectively. The decline in customer activity and overall lower demand impacted all product lines and was concentrated in the Europe and SSA regions, and primarily in the United Kingdom and Angola. Russia was negatively impacted by lower activity and a minimal seasonal recovery compared to the prior year.

Operating income decreased $46 million, or 107%, in the third quarter of 2016 and $182 million, or 102%, during the nine months of 2016 compared to the third quarter and the nine months of 2015, respectively. The factors contributing to the revenue decline directly impacted the operating income decline.

Latin America

Revenues in our Latin America segment decreased $166 million, or 39%, in the third quarter of 2016 and $561 million, or 41%, during the nine months of 2016 compared to the third quarter and the nine months of 2015, respectively. The decline in revenue is primarily due to customer pricing adjustments and budget spending reductions by our customers as well as reduced demand broadly impacting all product lines.

Operating income decreased $59 million, or 81%, in the third quarter of 2016 and $188 million, or 76%, during the nine months of 2016 compared to the third quarter and the nine months of 2015, respectively. The decline in operating income is primarily due to customer pricing adjustments as well as reduced demand broadly impacting all product lines.

Land Drilling Rigs

Revenues in our Land Drilling Rigs segment decreased $88 million, or 47%, in the third quarter of 2016 and $240 million, or 42%, during the nine months of 2016 compared to the third quarter and the nine months of 2015, respectively. Operating income decreased $35 million, or 219%, in the third quarter of 2016 and $92 million, or 307%, during the nine months of 2016 compared to the third quarter and nine months of 2015, respectively. The decreases are primarily from lower rig utilization and delays due to rig maintenance, pricing pressures, and reduced drilling activity which negatively impacted our operations primarily in MENA.

Currency Devaluation Charges

The currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. In the nine months of 2016, currency devaluation charges reflect the impact of the devaluation of the Angolan kwanza of $31 million. In the third quarter of 2015, currency devaluation charges of $26 million reflect the impact of the $20 million devaluation of the Angolan kwanza and $6 million related to the depreciated Kazakhstani tenge. In the nine months ended September 30, 2015, currency devaluation charges of $68 million reflect the impacts of the $36 million devaluation of the Angolan kwanza, the recognized remeasurement charges of $26 million related to the Venezuelan bolivar and $6 million related to the depreciated Kazakhstani tenge.

Included in “Other, Net” on the accompanying Condensed Consolidated Statements of Operations are other net foreign currency losses of $6 million and $4 million in the third quarter and the nine months of 2016, respectively, compared to losses of $16 million and $42 million in the third quarter and the nine months of 2015, respectively. Net foreign currency gains and losses are primarily due to either the strengthening or weakening U.S. dollar compared to our foreign denominated operations and the changes in fair value of our foreign currency forward contracts and cross-currency swap contracts.

Interest Expense, Net

Net interest expense was $129 million and $363 million for the third quarter and the nine months of 2016, respectively, compared to $114 million and $351 million for the third quarter and the nine months of 2015, respectively. The changes in interest expense for the third quarter and the nine months of 2016 were primarily from the amounts accrued related to the new notes issued in the second quarter of 2016, partially offset by repayments and the repurchase of debt earlier in the year and from the second quarter 2016 bond tender offering.

Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results, our effective tax rate can change, affecting the tax expense for both successive interim results as well as the annual tax results. For the third quarter and the nine months of 2016, we had a tax expense of $692 million and $489 million, respectively, on a loss before income taxes of $1.1 billion and $2.3 billion, respectively. The primary component of the tax expense for the third quarter and nine months of 2016 relates to the Company’s conclusion that certain deferred tax assets that had previously been benefited are not more likely than not to be realized. As a result, additional valuation allowances have been established for the United States and other jurisdictions.

Weatherford records deferred tax assets for net operating losses and temporary differences between the book and tax basis of assets and liabilities that are expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those deferred tax assets would be deductible. The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) when determining whether a valuation allowance is required. The Company evaluated possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies in making this assessment. The realizability of the deferred tax assets are dependent upon judgments and assumptions inherent in the determination of future taxable income, including factors such as future operation conditions (particularly as related to prevailing oil prices and market demand for our products and services).

Operations in the United States and other jurisdictions continue to experience losses due to the prolonged downturn in the demand for oil field services. Additionally, our expectations regarding the recovery in the second half of 2016 and into 2017 are more measured due to the difficulties in obtaining pricing increases from our customers and a slower recovery in the U.S. land market. Also, the Company recorded significant long-lived asset impairments and established allowances for inventory and other assets in the third quarter. As a result of the historical and projected future losses, and limited objective positive evidence to overcome negative evidence, the Company concluded that it needed to record a valuation allowance of $526 million as of September 30, 2016 against certain previously benefited deferred tax assets since it cannot support that it is more likely than not that the deferred tax assets will be realized. The valuation allowance primarily relates to operations in the United States.

The Company will continue to evaluate whether valuation allowances are needed in future reporting periods. Valuation allowances will remain until the Company can determine that net deferred tax assets are more likely than not to be realized. In the event that the Company were to determine that it would be able to realize the deferred income tax assets in the future as a result of significant improvement in earnings as a result of market conditions, the Company would adjust the valuation allowance, reducing the provision for income taxes in the period of such adjustment.

Results for the third quarter of 2016 also include charges with no significant tax benefit principally related to $436 million of long-lived asset impairments, $198 million of excess and obsolete inventory charges, $62 million in accounts receivable reserves and write-offs, and $44 million of other asset write-offs and charges. In addition, we recorded a tax charge of $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries.

Results for the nine months of 2016 also include charges with no significant tax benefit principally related to $436 million of long-lived asset impairments, $213 million of excess and obsolete inventory charges, $140 million of settlement agreement charges, $31 million of currency devaluation related to the Angolan kwanza, $78 million of bond tender premium, and $84 million of PDVSA note receivable adjustment, $62 million in accounts receivable reserves and write-offs, $20 million in pressure pumping business related charges, and $15 million in supply agreement charges related to a non-core business divestiture. In addition, we recorded a tax charge of $526 million for the establishment of a valuation allowance discussed previously, and $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries.

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

For the third quarter and the nine months of 2015, we had a $65 million and $197 million tax benefit, respectively, on a loss before income taxes of $226 million and $948 million, respectively. Our results for the third quarter of 2015 includes $49 million of restructuring charges, $44 million of project losses and $26 million of currency devaluation and related losses related to the Angolan kwanza and Kazakhstani tenge, with no significant tax benefit. Our results for the nine months of 2015 includes $159 million of restructuring charges, $112 million of litigation settlements, $71 million of project losses, $68 million of currency devaluation and related losses and $20 million of equity investment impairment, with no significant tax benefit.

Restructuring Charges

In response to continuing fluctuation of crude oil prices and our anticipation of a lower level of exploration and production spending in 2016, we initiated an additional plan to reduce our overall costs and workforce to better align with anticipated activity levels. This cost reduction plan (the “2016 Plan”) included a workforce reduction and other cost reduction measures initiated across our geographic regions.

In connection with the 2016 Plan, we recognized restructuring charges of $22 million and $150 million in the third quarter and the nine months of 2016, respectively, which include termination (severance) benefits of $18 million and $126 million, respectively, and other restructuring charges of $4 million and $24 million, respectively. Other restructuring charges include contract termination costs, relocation and other associated costs.

In the fourth quarter of 2014, we announced a cost reduction plan (the “2015 Plan”), which included a worldwide workforce reduction and other cost reduction measures. In the third quarter and the nine months of 2015, we recognized restructuring charges of $49 million and $159 million for the 2015 Plan, which include termination (severance) benefits of $40 million and $99 million, respectively, and other restructuring charges of $9 million and $60 million, respectively.

The following tables present the components of the 2016 Plan and the 2015 Plan restructuring charges by segment for the third quarter and the nine months of 2016 and 2015.

	Three Months Ended September 30, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$5	$—	$5
MENA/Asia Pacific	4	1	5
Europe/SSA/Russia	(2)	2	—
Latin America	9	1	10
Subtotal	16	4	20
Land Drilling Rigs	—	—	—
Corporate and Research and Development	2	—	2
Total	$18	$4	$22

	Three Months Ended September 30, 2015
			Total
(Dollars in millions)	Severance	Other	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$4	$5	$9
MENA/Asia Pacific	3	2	5
Europe/SSA/Russia	9	2	11
Latin America	10	—	10
Subtotal	26	9	35
Land Drilling Rigs	6	—	6
Corporate and Research and Development	8	—	8
Total	$40	$9	$49

	Nine Months Ended September 30, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$29	$15	$44
MENA/Asia Pacific	22	3	25
Europe/SSA/Russia	21	4	25
Latin America	35	2	37
Subtotal	107	24	131
Land Drilling Rigs	5	—	5
Corporate and Research and Development	14	—	14
Total	$126	$24	$150

	Nine Months Ended September 30, 2015
			Total
(Dollars in millions)	Severance	Other	Severance and
2015 Plan	Charges	Charges	Other Charges
North America	$16	$22	$38
MENA/Asia Pacific	14	26	40
Europe/SSA/Russia	21	11	32
Latin America	25	1	26
Subtotal	76	60	136
Land Drilling Rigs	12	—	12
Corporate and Research and Development	11	—	11
Total	$99	$60	$159

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of $440 million compared to $467 million at December 31, 2015. The following table summarizes cash flows provided by (used in) each type of activity for the nine months of 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Net Cash Provided by (Used in) Operating Activities	$(450)	$383
Net Cash Used in Investing Activities	(104)	(534)
Net Cash Provided by Financing Activities	563	231

Operating Activities

For the nine months of 2016, cash used in operating activities was $450 million compared to cash provided by operating activities of $383 million in the nine months of 2015. The decline in operating cash flow in 2016 compared to 2015 was attributable to a decline in operating income due to the significant decline in oil prices and drilling activity, partially offset by cash flow from working capital.

Investing Activities

The primary driver of our investing cash flow activities is capital expenditures for property, plant and equipment. Capital expenditures were $136 million and $542 million for the nine months of 2016 and 2015, respectively. The amount we spend for capital expenditures varies each year based on the type of contracts into which we enter, our asset availability and our expectations with respect to industry activity levels in the following year. The significant decline in capital expenditures is due to the continued price fluctuation of crude oil, continued weakness in demand, and lower than expected exploration and production spending.

In the nine months of 2016, we received $39 million of insurance proceeds from the casualty loss of a rig in Kuwait. In the second quarter of 2016, we paid $20 million for final working capital adjustment payments related to the sale of our engineered chemistry and Integrity drilling fluids businesses.

Financing Activities

For the nine months of 2016, we received net proceeds of $623 million from the issuance of 115 million ordinary shares of the Company. Our financing activities also consisted of the borrowing and repayment of short-term and long-term debt.

For the nine months of 2016, through a series of offerings, we received proceeds, net of underwriting fees, of $3.2 billion from the issuance of our $1.265 billion, 5.875% exchangeable senior notes, $750 million, 7.75% senior notes, $750 million, 8.25% senior notes and $500 million secured term loan.

We used the majority of the proceeds to fund tender offers to buy back our 6.35% senior notes, 6.00% senior notes, 9.625% senior notes and 5.125% senior notes with a principal balance of $1.87 billion and used the remaining proceeds to repay our revolving credit facility and for general corporate purposes. We recognized a cumulative loss of $78 million on the tender offers buyback transaction. Financing activities for the nine months of 2016 also included the payment of $87 million of borrowings related to previously leased rig equipment. Total long-term debt buybacks and repayments were $368 million for the nine months of 2015.

Short-term debt repayments were $1.1 billion in the nine months of 2016 compared to short-term borrowings of $606 million in the nine months of 2015. The short-term debt repayments in the nine months of 2016 were primarily for the repayment of borrowings under our credit facility and repayment of our 5.50% senior notes with a principal balance of $350 million.

In the nine months of 2015, total net long-term debt buybacks and repayments were $368 million which include the repurchase of certain of our 4.50% senior notes, 5.95% senior notes, 6.50% senior notes and 6.75% senior notes with a total book value of $396 million. We recognized a cumulative gain of $35 million in the third quarter and $47 million for the nine months of 2015 on these debt repurchase transactions.

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

Revolving Credit Facility and Secured Term Loan Agreement

We have a revolving credit facility (the “Revolving Credit Agreement”) and a secured term loan agreement (the “Term Loan Agreement” and collectively with the Revolving Credit Agreement, the “Credit Agreements”). On July 19, 2016, we amended these facilities to make minor changes and amendments to certain collateral provisions, negative covenants and related definitions, and added an accordion feature to permit new and existing lenders to add up to a maximum of $250 million in additional commitments. Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants. As of September 30, 2016, we were in compliance with our financial covenants as defined in the credit and indenture agreements.

The following summarizes our borrowing availability under the Credit Agreements at September 30, 2016 (dollars in millions):

Facility	$1,868
Less uses of facility:
Revolving credit facility, secured term loan before debt issuance cost	818
Letters of credit	61
Borrowing Availability	$989

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At September 30, 2016, we had $43 million in short-term borrowings under these arrangements, primarily from overdraft facility borrowings. In the nine months of 2016, we repaid $180 million borrowed under a credit agreement that matured in the first half of 2016.

Accounts Receivable Factoring and Other Receivables

We sold accounts receivable of $25 million in the third quarter of 2016 and $102 million for the nine months ended September 30, 2016 and received cash of $25 million in the third quarter of 2016 and $101 million for the nine months of 2016. The loss recognized on these sales was $0.1 million in the third quarter and $0.4 million for the nine months of 2016. In the nine months ended September 30, 2015, we sold $28 million of accounts receivable and recognized a loss of $0.1 million. Our factoring transactions in the nine months ended September 30, 2016 and 2015 were recognized as sales, and the proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.

During the second quarter of 2016, we accepted a note with a face value of $120 million from PDVSA in exchange for $120 million in trade receivables. The note has a three year term at a 6.5% stated interest rate. We may decide to sell this note in the future and have classified the note in “Other Non-Current Assets” on the accompanying Condensed Consolidated Balance Sheets. We carry the note at lower of cost or fair value and recognized a loss in the second quarter of 2016 of $84 million to adjust the note to fair value.

Ratings Services’ Credit Rating

At September 30, 2016, our Standard & Poor’s Global Rating remains at BB- for our senior unsecured debt and B for short-term debt both with a negative outlook. Our Moody’s Corporate Family Rating remains at B1 for our unsecured debt and SGL-3 for our short-term debt with a negative outlook. Our Fitch Rating remains at B+ for our senior unsecured debt and B for our short-term debt with a negative outlook. We have access and expect we will continue to have access to most credit markets.

Cash Requirements

During 2016, we anticipate our cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, amounts to settle litigation related matters, severance and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases and business acquisitions. We anticipate funding these requirements from cash generated from operations, availability under our existing or additional credit facilities, and if completed, proceeds from disposals of businesses or capital assets. We anticipate that cash generated from operations will be augmented by working capital improvements driven by capital discipline including further inventory reductions. Capital expenditures for 2016 are projected to be approximately $200 million, which will be 71% lower than capital expenditures of $682 million in 2015. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in the following year. Expenditures are expected to be used primarily to support ongoing activities of our core businesses, and our sources of liquidity are anticipated to be sufficient to meet our needs.

Cash and cash equivalents of $439 million at September 30, 2016 are held by subsidiaries outside of Ireland. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax. As of September 30, 2016, $122 million of our cash and cash equivalent balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. Dollar conversions. Prolonged Angolan exchange limitations may limit our ability to repatriate earnings and expose us to additional exchange rate risk.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2016 and December 31, 2015: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2016 and December 31, 2015: (1) 6.50% senior notes, (2) 6.00% senior notes, (3) 7.00% senior notes, (4) 9.625% senior notes, (5) 9.875% senior notes, (6) 5.125% senior notes, (7) 6.75% senior notes, (8) 4.50% senior notes and (9) 5.95% senior notes. At December 31, 2015, Weatherford Delaware also guaranteed the revolving credit facility and the 5.50% senior notes of Weatherford Bermuda.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2016: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 5.875% exchangeable senior notes, (4) 7.750% senior notes and (5) 8.250% senior notes.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See guarantor financial information presented in “Note 19 – Condensed Consolidating Financial Statements” to our Condensed Consolidated Financial Statements.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of September 30, 2016, we had $751 million of letters of credit and performance and bid bonds outstanding, consisting of $542 million outstanding under various uncommitted credit facilities, $61 million of letters of credit outstanding under our Revolving Credit Agreement and $148 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

See “Note 11 – Derivative Instruments” to our Condensed Consolidated Financial Statements for details regarding our use of interest rate swaps and derivative contracts we enter to hedge our exposure to currency fluctuations in various foreign currencies and other derivative activities.

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

New Accounting Pronouncements

See “Note 18 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933. For additional information regarding risks and uncertainties, see our other filings with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site www.weatherford.com under “Investor Relations” as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 17 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Environmental Matters

In December 2015 the U.S. Environmental Protection Agency (“EPA”) conducted an investigation and records review regarding our pressure pumping facilities for perceived violations of the Resource Conservation and Recovery Act (“RCRA”). The EPA has alleged that we failed to meet RCRA notification requirements and failed to operate within its stated generator status. During the second quarter of 2016, we accrued $244,728 as the expected fine. In addition, Weatherford self-reported waste generation notification deficiencies involving five additional Weatherford facilities. As a result, in the third quarter of 2016, we increased the accrual to $335,200. A settlement for all alleged violations is being incorporated into a Consent Agreement and Final Order with the EPA.

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

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated July 19, 2016, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference as Exhibit 10.1 of Weatherford’s Form 8-K filed July 22, 2016, File No. 1-36504).

10.2
Amendment No. 1 to Term Loan Agreement, dated July 19, 2016, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference as Exhibit 10.2 of Weatherford’s Form 8-K filed July 22, 2016, File No. 1-36504).

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
**101
The following materials from Weatherford International plc's Quarterly Report on Form 10-Q for the quarter ended
September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):
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

Weatherford International plc

Date: October 28, 2016	By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2016	By:	/s/ Krishna Shivram
Krishna Shivram
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)