Form 10-Q
period 2017-03-31
Weatherford International plc
filed 2017-04-28
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
Commission file number 001-36504

Weatherford International public limited company
(Exact Name of Registrant as Specified in Its Charter)

Ireland	98-0606750
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Weststrasse 1, 6340 Baar, Switzerland	CH 6340
(Address of Principal Executive Offices including Zip Code)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +41.22.816.1500

Bahnhofstrasse 1, 6340 Baar, Switzerland
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of April 18, 2017, there were 985,750,331 shares of Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Three Months Ended March 31, 2017

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2017	2016
Revenues:
Products	$511	$560
Services	875	1,025
Total Revenues	1,386	1,585

Costs and Expenses:
Cost of Products	486	582
Cost of Services	720	892
Research and Development	39	45
Selling, General and Administrative Attributable to Segments	232	273
Corporate General and Administrative	33	46
Asset Write-Downs and Other	(3)	50
Restructuring Charges	75	77
Litigation Charges, Net	—	67
Total Costs and Expenses	1,582	2,032

Operating Loss	(196)	(447)

Other Income (Expense):
Interest Expense, Net	(141)	(115)
Warrant Fair Value Adjustment	(62)	—
Currency Devaluation Charges	—	(31)
Other Income (Expense), Net	(11)	1

Loss Before Income Taxes	(410)	(592)
Income Tax (Provision) Benefit	(33)	101
Net Loss	(443)	(491)
Net Income Attributable to Noncontrolling Interests	5	7
Net Loss Attributable to Weatherford	$(448)	$(498)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(0.45)	$(0.61)

Weighted Average Shares Outstanding:
Basic & Diluted	988	813

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Net Loss	$(443)	$(491)

Currency Translation Adjustments	63	142
Defined Benefit Pension Activity	(20)	—
Other	—	1
Other Comprehensive Income	43	143
Comprehensive Loss	(400)	(348)
Comprehensive Income Attributable to Noncontrolling Interests	5	7
Comprehensive Loss Attributable to Weatherford	$(405)	$(355)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and shares in millions, except par value)	2017	2016
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$546	$1,037
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $117 in 2017 and $129 in 2016	1,292	1,383
Inventories, Net	1,700	1,802
Prepaid Expenses	247	263
Other Current Assets	461	402
Assets Held for Sale	860	23
Total Current Assets	5,106	4,910

Property, Plant and Equipment, Net of Accumulated Depreciation of $7,424 in 2017 and $7,362 in 2016	4,265	4,480
Goodwill	2,363	2,797
Other Intangible Assets, Net of Accumulated Amortization of $818 in 2017 and $801 in 2016	239	248
Equity Investments	65	66
Other Non-Current Assets	124	163
Total Assets	$12,162	$12,664

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$240	$179
Accounts Payable	803	845
Accrued Salaries and Benefits	288	291
Income Taxes Payable	234	255
Other Current Liabilities	786	858
Liabilities Held for Sale	96	—
Total Current Liabilities	2,447	2,428

Long-term Debt	7,299	7,403
Other Non-Current Liabilities	725	765
Total Liabilities	10,471	10,596

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 985 shares at March 31, 2017 and 983 shares at December 31, 2016	1	1
Capital in Excess of Par Value	6,599	6,571
Retained Deficit	(3,398)	(2,950)
Accumulated Other Comprehensive Loss	(1,567)	(1,610)
Weatherford Shareholders’ Equity	1,635	2,012
Noncontrolling Interests	56	56
Total Shareholders’ Equity	1,691	2,068
Total Liabilities and Shareholders’ Equity	$12,162	$12,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Cash Flows From Operating Activities:
Net Loss	$(443)	$(491)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	208	250
Employee Share-Based Compensation Expense	24	21
Asset Write-Downs and Other Charges	25	49
Litigation Charges	—	71
Deferred Income Tax Provision (Benefit)	18	(80)
Currency Devaluation Charges	—	31
Warrant Fair Value Adjustment	62	—
Other, Net	7	5
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	51	88
Inventories	—	46
Other Current Assets	6	49
Accounts Payable	(48)	(15)
Accrued Litigation and Settlements	(30)	—
Other Current Liabilities	(38)	(209)
Other, Net	(21)	(18)
Net Cash Used in Operating Activities	(179)	(203)

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(40)	(43)
Acquisition of Assets Held for Sale	(240)	—
Acquisitions of Businesses, Net of Cash Acquired	—	(7)
Acquisition of Intellectual Property	(2)	—
Insurance Proceeds Related to Asset Casualty Loss	—	30
Proceeds from Sale of Assets	4	6
Proceeds Related to Sale of Businesses, Net	(1)	—
Net Cash Used in Investing Activities	(279)	(14)

Cash Flows From Financing Activities:
Repayments of Long-term Debt	(18)	(9)
Repayments of Short-term Debt, Net	(7)	(372)
Proceeds from Issuance of Ordinary Common Shares	—	630
Other Financing Activities, Net	(11)	(1)
Net Cash Provided by (Used in) Financing Activities	(36)	248
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	(34)

Net Decrease in Cash and Cash Equivalents	(491)	(3)
Cash and Cash Equivalents at Beginning of Period	1,037	467
Cash and Cash Equivalents at End of Period	$546	$464

Supplemental Cash Flow Information:
Interest Paid	$144	$164
Income Taxes Paid, Net of Refunds	$43	$61

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly our Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, and Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016. When referring to “Weatherford” and using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to uncollectible accounts receivable, lower of cost or net realizable value for inventories, equity investments, derivative financial instruments, intangible assets and goodwill, property, plant and equipment (PP&E), income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, foreign currency exchange rates, pension and post-retirement benefit plans, disputes, litigation, contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Certain prior year cash flow amounts have been reclassified to conform to the current year presentation related to the adoption of new accounting standards. Net income and shareholders’ equity were not affected by these reclassifications. See “Note 17 – New Accounting Pronouncements” for additional details.

Currency Devaluation Charges

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. In the three months ended March 31, 2016, currency devaluation charges of $31 million reflect the impact of the devaluation of the Angolan kwanza.

2.  Business Combinations and Divestitures

Held for Sale

On March 24, 2017, we entered a master formation agreement with affiliates of Schlumberger Limited to form a joint venture named “OneStimSM,” which will provide completion products and services for the development of unconventional land reservoirs in the United States and Canada. Under the terms of the master formation agreement, both parties will contribute their respective pressure pumping assets, multistage completions, and pump-down perforating businesses on land in the lower contiguous 48 states of the United States and the provinces of British Columbia, Saskatchewan, Manitoba and Alberta in Canada. In addition, we will contribute manufacturing facilities and supply chain resources to OneStim, and Schlumberger will provide the joint venture with access to its surface and downhole technologies and advanced geo-engineered workflows. At closing, we will own a 30% equity interest in the OneStim joint venture and Schlumberger will own 70% and we will also receive a one-time $535 million cash payment from Schlumberger. The transaction is expected to close in the second half of 2017 and is subject to regulatory approvals and other customary closing conditions. The carrying amounts of the major classes of assets and liabilities from our North America segment to be contributed to OneStim have been classified as held for sale in the table below. In addition, the table below includes assets held for sale of $240 million related to previously leased pressure pumping equipment that was acquired in the first quarter of 2017.

March 31,
(Dollars in millions)	2017
Assets Held for Sale:
Other Current Assets	$10
Inventory, Net	83
Property, Plant and Equipment, Net	275
Goodwill	456
Total Assets	$824

Liabilities Held for Sale:
Other Current Liabilities	$14
Long-term Debt	29
Other Non-Current Liabilities	53
Total Liabilities	$96

As of March 31, 2017, we also had $36 million of PP&E held for sale unrelated to the OneStim joint venture.

3. Restructuring Charges

Due to the ongoing lower than anticipated levels of exploration and production spending, we continue to reduce our overall cost structure and workforce to better align with current activity levels. The ongoing cost reduction plans which began in 2016 (the “2016 Plan”) included a workforce reduction and other cost reduction measures initiated across our geographic regions.

In connection with the 2016 Plan, we recognized restructuring charges of $75 million in the first quarter of 2017, which include termination (severance) charges of $34 million, other restructuring charges of $29 million and restructuring related asset charges of $12 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

Also in connection with the 2016 Plan and other executive severance matters, in the first quarter of 2016 we recognized restructuring charges of $77 million, which include termination (severance) charges of $72 million, and other restructuring charges of $5 million. Other restructuring charges also include contract termination costs, relocation and other associated costs.

The following tables present the components of restructuring charges by segment for the first quarter of 2017 and 2016.

	Three Months Ended March 31, 2017
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$—	$15	$15
MENA/Asia Pacific	4	—	4
Europe/SSA/Russia	2	19	21
Latin America	5	3	8
Subtotal	11	37	48
Land Drilling Rigs	1	—	1
Corporate and Research and Development	22	4	26
Total	$34	$41	$75

	Three Months Ended March 31, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$19	$5	$24
MENA/Asia Pacific	9	—	9
Europe/SSA/Russia	15	—	15
Latin America	15	—	15
Subtotal	58	5	63
Land Drilling Rigs	4	—	4
Corporate and Research and Development	10	—	10
Total	$72	$5	$77

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of earlier 2014 and 2015 Plans and the 2016 Plan and other executive severance matters that will be paid pursuant to the respective arrangements and statutory requirements.

	At March 31, 2017
	2016 Plan		2015 and 2014 Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
North America	$3	$25	$—	$—	$28
MENA/Asia Pacific	4	2	—	—	6
Europe/SSA/Russia	4	10	—	7	21
Latin America	—	—	—	—	—
Subtotal	11	37	—	7	55
Land Drilling Rigs	—	—	—	—	—
Corporate and Research and Development	38	—	—	—	38
Total	$49	$37	$—	$7	$93

The following table presents the restructuring liability activity for the first quarter of 2017.

		Three Months Ended March 31, 2017
(Dollars in millions)	Accrued Balance at December 31, 2016	Charges	Cash Payments	Other	Accrued Balance at March 31, 2017
2016 Plan:
Severance liability	$52	$34	$(33)	$(4)	$49
Other restructuring liability	22	29	(7)	(7)	37
2015 and 2014 Plan:
Severance liability	3	—	(3)	—	—
Other restructuring liability	9	—	—	(2)	7
Total severance and other restructuring liability	$86	$63	$(43)	$(13)	$93

4.  Percentage-of-Completion Contracts

We account for our long-term early production facility construction contracts in Iraq under the percentage-of-completion method. In the first quarter of 2017, there was no change to our cumulative estimated loss from the Iraq contracts which was $532 million as of March 31, 2017 and December 31, 2016. As of March 31, 2017, we have no claims revenue and our percentage-of-completion project estimate includes $16 million of back charges. Our net billings in excess of costs as of March 31, 2017 were $60 million and are shown in the “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets.

On May 26, 2016, we entered into an agreement with our customer containing the terms and conditions of the settlement on the Zubair contract which included variation order requests, claims for extension of time, payments of remaining contract milestones and new project completion timelines that resulted in relief from the liquidated damages provisions. The settlement paid to us was a gross amount of $150 million, of which we received $62 million in the second quarter of 2016, $72 million in the third quarter of 2016 and $16 million in the first quarter of 2017.

In the first quarter of 2016, we recognized an estimated project loss of $52 million related to our Zubair long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Cumulative estimated losses on these projects were $584 million at March 31, 2016. As of March 31, 2016, our percentage-of-completion project estimates included $116 million of claims revenue and $32 million of back charges. Our costs in excess of billings were $2 million and were included in the “Other Current Assets” on the accompanying Condensed Consolidated Balance Sheets.

5.  Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. We sold accounts receivable of $37.9 million for $37.7 million, and received cash proceeds totaling $37.1 million in the first quarter of 2017. The loss recognized on these sales was $0.2 million. In the first quarter of 2016, we sold accounts receivable of $26.2 million and recognized a loss of $0.1 million. Our factoring transactions in the first quarter of 2017 and 2016 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

During the first quarter of 2017, Weatherford converted trade receivables of $65 million for a note from the customer with a face value of $65 million. The note has a three year term at a 4.625% stated interest rate. We have reported the note as a trading security within “Other Current Assets” at fair value on the Condensed Consolidated Balance Sheets. The fair value of the note was $58 million on March 31, 2017. The note fair value is considered a Level 2 valuation and is estimated using secondary market data for similar bonds.

6.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	March 31, 2017	December 31, 2016
Raw materials, components and supplies	$166	$168
Work in process	43	49
Finished goods	1,491	1,585
	$1,700	$1,802

7.  Goodwill

The changes in the carrying amount of goodwill by reportable segment for the first quarter of 2017 were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
Balance at December 31, 2016	$1,777	$189	$543	$288	$2,797
Reclassification to assets held for sale	(456)	—	—	—	(456)
Foreign currency translation adjustments	9	3	9	1	22
Balance at March 31, 2017	$1,330	$192	$552	$289	$2,363

8.  Short-term Borrowings and Other Debt Obligations

(Dollars in millions)	March 31, 2017	December 31, 2016
Revolving credit facility	$—	$—
Other short-term bank loans	2	2
Total short-term borrowings	2	2
Current portion of long-term debt and term loan agreement	238	177
Short-term borrowings and current portion of long-term debt	$240	$179

Revolving Credit Agreement and Secured Term Loan Agreement

As of March 31, 2017, we had a revolving credit facility (the “Revolving Credit Agreement”) in the amount of $1.38 billion and a $413 million secured term loan agreement (the “Term Loan Agreement” and collectively with the Revolving Credit Agreement, the “Credit Agreements”). For lenders that previously extended their commitments (“extending lenders”), the Revolving Credit Agreement matures in July of 2019. For lenders that did not extend their commitments (such lenders, representing $229 million, the “non-extending lenders”), the Revolving Credit Agreement matures in July of 2017. The Term Loan Agreement matures in July of 2020. On April 17, 2017, we amended these facilities to modify the definition of consolidated adjusted earnings before interest, tax depreciation and amortization set forth in the Credit Agreements, as well as other definitional and covenant modifications, and to reduce total commitments under the Revolving Credit Agreement from $1.38 billion to $1.199 billion. At March 31, 2017, we had $1.3 billion available under the Credit Agreement, and there were $65 million in outstanding letters of credit.

Loans under the Credit Agreements are subject to varying interest rates based on whether the loan is Eurodollar loan or an alternate base rate loan. We also incur a quarterly facility fee on the amount of the Revolving Credit Agreement. For the three months ended March 31, 2017, the interest rate for the Revolving Credit Agreement was LIBOR plus a margin rate of 2.80%. For the three months ended March 31, 2017, the interest rate for the Term Loan Agreement was LIBOR plus a margin rate of 2.3%.

Our Credit Agreements contain customary events of default, including our failure to comply with our financial covenants. We must maintain a leverage ratio of no greater than 2.5 to 1, a leverage and letters of credit ratio of no greater than 3.5 to 1 and an asset coverage ratio of at least 4.0 to 1. As of March 31, 2017, we were in compliance with these financial covenants.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At March 31, 2017, we had $2 million in short-term borrowings under these arrangements. In addition, we had $411 million of letters of credit under various uncommitted facilities, of which $37 million has been cash collateralized, and $61 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at March 31, 2017. We have included the supporting cash collateral in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. During the first quarter of 2017, we had capital lease additions of $4 million.

At March 31, 2017, the current portion of long-term debt was primarily related to our 6.35% Senior Notes due June 2017, our 6.00% Senior Notes due March 2018, and the current portion of our Term Loan Agreement and capital leases.

9.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 10 – Derivative Instruments” and the debt security discussed in “Note 5 – Accounts Receivable Factoring and Other Receivables,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

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

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	March 31, 2017	December 31, 2016
Fair value	$7,390	$6,739
Carrying value	7,034	7,028

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

Warrant

During the fourth quarter of 2016, in conjunction with the issuance of 84.5 million ordinary shares, we also issued a warrant that gives the holder the option to acquire an additional 84.5 million ordinary shares. The exercise price on the warrant is $6.43 per share and is exercisable any time prior to May 21, 2019. The warrant is classified as a liability and carried at fair value with changes in its fair value reported through earnings. The warrant participates in dividends and other distributions as if the shares subject to the warrants were outstanding. In addition, the warrant permits early redemption due to a change in control.

The warrant fair value is considered a Level 3 valuation and is estimated using a combination of the Black Scholes option valuation model and Monte-Carlo simulation. Inputs to these models include Weatherford’s share price, volatility and the risk free interest rate. The valuation also considers the probabilities of future share issuances and anticipated issuance discounts, which are considered Level 3 inputs. The fair value of the warrant was $156 million on December 31, 2016 and $218 million on March 31, 2017, generating an unrealized loss of $62 million. The change in fair value of the warrant was principally due to an increase in Weatherford’s stock price during the first quarter of 2017. The warrant valuation would be negatively affected due to an increase in the likelihood of a future share issuance.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. The interest rate swap is recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt is also adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on the fixed-rate debt is amortized to interest expense over the remaining term of the debt. As of March 31, 2017, we did not have any fair value hedge designated.

As of March 31, 2017, we had net unamortized premiums on fixed-rate debt of $6 million associated with fair value hedge terminations. These premiums are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense included in “Interest Expense, Net” on the accompanying Condensed Consolidated Statements of Operations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from Accumulated Other Comprehensive Income (Loss) to interest expense over the remaining term of the debt. As of March 31, 2017, we had net unamortized losses of $9 million associated with our cash flow hedge terminations. As of March 31, 2017, we did not have any cash flow hedges designated.

Foreign Currency Derivative Instruments

At March 31, 2017 and December 31, 2016, we had outstanding foreign currency forward contracts with notional amounts aggregating to $1.0 billion and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded each period in “Other, Net” on the accompanying Condensed Consolidated Statements of Operations. The total estimated fair values of our foreign currency forward contracts were as follows:

(Dollars in millions)	March 31, 2017	December 31, 2016	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$4	$7	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(4)	(14)	Other Current Liabilities
Warrant on Weatherford Shares	(218)	(156)	Other Non-current Liabilities

The amount of derivative instruments’ gain or (loss) on the Condensed Consolidated Statements of Operations is in the table below.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Classification
Foreign currency forward contracts	$(7)	$26	Other Income (Expense), Net
Warrant on Weatherford Shares	(62)	—	Warrant Fair Value Adjustment

11. Income Taxes

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items and pre-tax losses for which no benefit has been recognized) for the reporting period. For the three month period ended March 31, 2017, we determined that since small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for the current quarter. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will use this method each quarter until the annual effective tax rate method is deemed appropriate. For the first quarter of 2017, we had a tax expense of $33 million on a loss before income taxes of $410 million. Results for the first quarter of 2017 include losses with no significant tax benefit. The tax expense for the quarter also includes withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $20 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the first quarter of 2016, we had a tax benefit of $101 million, on a loss before income taxes of $592 million. Our results for the first quarter of 2016 include charges with no significant tax benefit principally related to a $65 million litigation accrual, $52 million of Zubair project losses and $31 million of currency devaluation related to the Angolan kwanza.

12.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the first quarter of 2017 and 2016:

(Dollars in millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2015	$1	$5,502	$442	$(1,641)	$61	$4,365
Net Income (Loss)	—	—	(498)	—	7	(491)
Other Comprehensive Income	—	—	—	143	—	143
Issuance of Common Shares	—	623	—	—	—	623
Equity Awards Granted, Vested and Exercised	—	19	—	—	—	19
Balance at March 31, 2016	$1	$6,144	$(56)	$(1,498)	$68	$4,659

Balance at December 31, 2016	$1	$6,571	$(2,950)	$(1,610)	$56	$2,068
Net Income (Loss)	—	—	(448)	—	5	(443)
Other Comprehensive Income	—	—	—	43	—	43
Dividends Paid to Noncontrolling Interests	—	—	—	—	(5)	(5)
Equity Awards Granted, Vested and Exercised	—	28	—	—	—	28
Balance at March 31, 2017	$1	$6,599	$(3,398)	$(1,567)	$56	$1,691

In March 2016, we issued 115 million ordinary shares, and the amount in excess of par value of $623 million is reported in “Capital in Excess of Par Value” on the accompanying Condensed Consolidated Balance Sheets.

The following table presents the changes in our accumulated other comprehensive loss by component for the first quarter of 2017 and 2016:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2015	$(1,602)	$(29)	$(10)	$(1,641)

Other Comprehensive Income before Reclassifications	142	—	—	142
Reclassifications	—	—	1	1
Net activity	142	—	1	143

Balance at March 31, 2016	$(1,460)	$(29)	$(9)	$(1,498)

Balance at December 31, 2016	$(1,614)	$13	$(9)	$(1,610)

Other Comprehensive Income before Reclassifications	63	—	—	63
Reclassifications	—	(20)	—	(20)
Net activity	63	(20)	—	43

Balance at March 31, 2017	$(1,551)	$(7)	$(9)	$(1,567)

Defined benefit pension reclassifications relate to amortization of unrecognized net gains associated primarily with our supplemental executive retirement plan.

13.  Earnings per Share

Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares and performance share units. The following table presents our basic and diluted weighted average shares outstanding for the first quarter of 2017 and 2016:

	Three Months Ended March 31,
(Shares in millions)	2017	2016
Basic and Diluted weighted average shares outstanding	988	813

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the first quarter of 2017 and 2016 exclude potential shares for stock options, restricted shares, performance share units, exchangeable notes, warrant outstanding and the Employee Stock Purchase Plan as we have net losses for those periods, and their inclusion would be anti-dilutive. The following table presents the number of anti-dilutive shares excluded for the first quarter of 2017 and 2016:

	Three Months Ended March 31,
(Shares in millions)	2017	2016
Anti-dilutive potential shares due to net loss	250	4

14. Share-Based Compensation

We recognized the following employee share-based compensation expense during the first quarter of 2017 and 2016:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Share-based compensation	$24	$21
Related tax benefit	—	4

During the first quarter of 2017, we granted to certain employees approximately 2.4 million performance share units that will vest with continued employment if the Company meets certain market-based performance goals. The performance share units have a weighted average grant date fair value of $6.25 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a risk-free rate of 1.15%, volatility of 68% and a zero dividend yield. As of March 31, 2017, there was $16 million of unrecognized compensation expense related to our performance share units. This cost is expected to be recognized over a weighted average period of 2 years.

During the first quarter of 2017, we also granted 2.6 million restricted share units at a weighted average grant date fair value of $5.36 per share. As of March 31, 2017, there was $77 million of unrecognized compensation expense related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of 2 years.

15. Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Form 10-K.

	Three Months Ended March 31, 2017
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$490	$(18)	$40
MENA/Asia Pacific	321	(3)	51
Europe/SSA/Russia	244	(10)	39
Latin America	242	9	51
Subtotal	1,297	(22)	181
Land Drilling Rigs	89	(30)	24
	1,386	(52)	205
Corporate and Research and Development		(72)	3
Restructuring Charges (a)		(75)
Asset Write-Downs and Other		3
Total	$1,386	$(196)	$208

(a)
Includes restructuring charges of $75 million: $26 million in Corporate and Research and Development, $21 million in Europe/SSA/Russia, $15 million in North America, $8 million in Latin America, $4 million in MENA/Asia Pacific, and $1 million in Land Drilling Rigs.

	Three Months Ended March 31, 2016
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$543	$(128)	$54
MENA/Asia Pacific	361	(46)	61
Europe/SSA/Russia	257	(1)	48
Latin America	305	44	61
Subtotal	1,466	(131)	224
Land Drilling Rigs	119	(26)	22
	1,585	(157)	246
Corporate and Research and Development		(88)	4
Restructuring Charges (b)		(77)
Asset Write-Downs and Other Charges (c)		(58)
Litigation Charges, Net		(67)
Total	$1,585	$(447)	$250

(b)
Includes restructuring charges of $77 million: $24 million in North America, $15 million in Europe/SSA/Russia, $15 million in Latin America, $10 million in Corporate and Research and Development, $9 million in MENA/Asia Pacific, and $4 million in Land Drilling Rigs.

(c)	Includes $35 million of pressure pumping related charges and $23 million of rig casualty loss and other charges and credits.

16. Disputes, Litigation and Contingencies

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the Foreign Corrupt Practices Act of 1977 and trade sanctions related to the U.S. government investigations disclosed in our SEC filings since 2007. Those shareholder derivative cases were filed in Harris County, Texas state court and consolidated under the caption Neff v. Brady, et al., No. 2010040764 (collectively referred to as the “Neff Case”). Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 201420933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss was granted May 15, 2015 and an appeal, which remains pending, was filed on June 15, 2015.

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

U.S. Government and Other Investigations

The SEC and the U.S. Department of Justice (“DOJ”) investigated certain accounting issues associated with the material weakness in our internal control over financial reporting for income taxes that was disclosed in a notification of late filing on Form 12b-25 filed on March 1, 2011 and in current reports on Form 8-K filed on February 21, 2012 and on July 24, 2012 and the subsequent restatements of our historical financial statements. During the first quarter 2016, we recorded a loss contingency in the amount of $65 million and increased it to $140 million in the second quarter to reflect our best estimate of the potential settlement. As disclosed in the Form 8-K filed on September 27, 2016, the Company settled with the SEC without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the anti-fraud provisions of the Securities Act of 1933, and the anti-fraud, reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder. As part of the terms of the SEC settlement, the Company agreed to pay a total civil monetary penalty of $140 million. In addition, certain reports and certifications regarding our tax internal controls must be delivered to the SEC two years following the settlement. A payment of $50 million was made during the fourth quarter of 2016. A payment of $30 million was made in January of 2017. Two payments of $30 million each remain outstanding and are due in May 2017 and September 2017, respectively.

Other Disputes and Litigation

In August 2016, after a bench trial in Harris County, Texas, the court entered a judgment of $35.9 million against the Company in the case of Spitzer Industries, Inc. (“Spitzer”) vs. Weatherford U.S., L.P. in connection with Spitzer’s fabrication work on a two mobile capture vessels used in the cleanup of marine oil spills. We have taken a reserve in the amount of the judgment and have since initiated an appeal of the judgment to the First Court of Appeals in Houston, Texas.

Several subsidiaries of the Company are defendants in a patent infringement lawsuit filed by Rapid Completions LLC (“Rapid Completions”) in U.S. District Court for the Eastern District of Texas on July 31, 2015. Rapid Completions claims that we and other defendants are liable for infringement of six U.S. patents related to specific downhole completion equipment and the methods of using such equipment. These patents have been assigned to Packers Plus Energy Services, Inc., a Canadian corporation (“Packers Plus”), and purportedly exclusively licensed to Rapid Completions. The litigation is currently stayed pending resolution of inter partes review of each of the patents-in-suit which is pending before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office. Rapid Completions is seeking a permanent injunction against further alleged infringement, unspecified damages for infringement, supplemental and enhanced damages, and additional relief such as attorneys’ fees.

Additionally, on October 14, 2015, Packers Plus and Rapid Completions filed suit in Federal Court in Toronto, Canada against the Company and certain subsidiaries alleging infringement of a Canadian patent that is related to the patents-in-suit described above, and are seeking unspecified damages and an accounting of the Company’s profits. This lawsuit has been consolidated with several other patent infringement suits brought in Canada against other defendants. Trial on the validity of the Canadian patent occurred in the first quarter of 2017 and the parties are awaiting a decision from the Court. If the Federal Court upholds the validity of the patent, a trial on infringement will be held in 2018.

The Company denies the patents-in-suit are valid and denies infringement of any valid patent claims. The Company is seeking a declaration of non-infringement and of invalidity of the patents-in-suit and a declaration of unenforceability of several of the patents-in-suit as well as attorneys’ fees in the Texas lawsuit. In the Canada lawsuit, the Company is seeking a declaration of invalidity and its costs, pre and post-judgment interest and appropriate taxes on eligible fees.

At this time, no reserve for these matters has been taken and the Company is unable to predict the outcome of these lawsuits. In both cases, we will continue to defend ourselves vigorously. However, if one or more negative outcomes were to occur in either case, the impact to our financial position, results of operations or cash flows could be material.

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 were $148 million and $181 million, respectively, and as of March 31, 2017 included the remaining SEC settlement obligation of $60 million.

Other Contingencies

The contractual residual value guarantee balance of $28 million in “Other Non-Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets at December 31, 2016 was extinguished after the underlying leased equipment in our North America pressure pumping operations was purchased during the first quarter of 2017.

We have supply contract related minimum purchase commitments and maintain a liability at March 31, 2017 of $155 million for losses incurred on the contracts, of which $42 million is recorded in “Other Current Liabilities”, $48 million is recorded in “Other Non-Current Liabilities” and $65 million to be contributed to the OneStim joint venture is recorded in “Liabilities Held for Sale” on our Condensed Consolidated Balance Sheets.

17. New Accounting Pronouncements

Accounting Changes

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test requiring an entity to compute the implied fair value of goodwill. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We have elected to adopt ASU 2017-04 as of January 1, 2017 and do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires all income tax effects related to share-based payments at settlement (or expiration) be recorded through the income statement, including unrealized excess tax benefits. ASU 2016-09 also requires that all tax related cash flows resulting from share-based payments be presented as operating activities in the statement of cash flows. In addition, the guidance allows entities to increase the net-share settlement of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to estimate forfeitures or recognize them as they occur. Finally, the new guidance requires all cash payments made to a taxing authority on an employee’s behalf for shares withheld be presented as financing activities in the statement of cash flows.

We adopted ASU 2016-09 in the first quarter of 2017. We prospectively adopted the changes requiring all tax effects related to share-based payments to be recorded through the income statement and all tax related cash flows from share based payments to be presented as operating activities in the statement of cash flows. There is no cumulative effect as there is no impact from unrecognized excess tax benefits or minimum withholding requirements and prior periods have not been adjusted. We have also made an entity-wide accounting policy election to continue to estimate forfeitures and adjust the estimate when it is likely to change. We have retrospectively adopted the guidance to classify as a financing activity on the statement of cash flows all cash payments made to a taxing authority on an employee’s behalf for shares withheld for tax-withholding purposes. We have reclassified $2 million and $3 million from other operating activities to other financing activities in the Statements of Cash Flows for the three month period ended March 31, 2016 and 2015, respectively.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. We adopted ASU 2015-11 in the first quarter of 2017 prospectively with no impact on our Consolidated Financial Statements.

Accounting Standards Issued Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”). The service cost component of net benefit cost will be bifurcated and presented with other employee compensation costs, while other components of net benefit costs will be presented separately. The standard is required to be applied on a retrospective basis and will be effective beginning with the first quarter of 2018, although early adoption is permitted. We are evaluating the impact that this new standard will have on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease asset and lease liability for most leases, including those classified as operating leases under existing U.S. GAAP. The ASU also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing revenue recognition guidance in U.S. GAAP. ASU 2014-09 will require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 requires a five-step approach to recognizing revenue: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. Subsequent to ASU 2014-09’s issuance, Topic 606 has been affected by other FASB updates that address certain aspects of Topic 606 or revised the effective date of the accounting changes.

Under ASU 2014-09, we will revise our revenue recognition policy to require revenue recognition when control passes. This is a change from current policies, which generally require revenue recognition when delivery has occurred and risk and rewards of ownership have passed. Further, we will also begin estimating variable revenues and recognizing them sooner, whereas under current policies such variable revenues were generally not recognized until their collection was determinable. The impact of these and other changes will be to delay the recognition of revenue in certain situations and to accelerate it in others. Our preliminary assessment is that the expected impact of ASU 2014-09 will not be material for most of Weatherford’s activities, which are generally short-term in nature, although our assessment is still under evaluation. The changes are not expected to have any direct impact to our cash flows.

We intend to adopt ASU 2014-09 as of its effective date in the first quarter of 2018. ASU 2014-09 permits two transition methods: the retrospective method or the modified retrospective method. The retrospective method is applied by restating all prior periods presented whereas the modified retrospective method requires the recognition of a cumulative effect as an adjustment to opening retained earnings of the initial date of adoption. Weatherford is currently evaluating the transition method it will select, but will likely utilize the modified retrospective method.

We have planned and commenced our implementation of ASU 2014-09. We are in the process of assessing differences between ASU 2014-09 and current accounting practices (gap analysis). Remaining implementation matters include completing the gap analysis, implementing appropriate technology enhancements, establishing new policies, procedures, and controls, establishing appropriate presentation and disclosure changes and quantifying any adoption date adjustments.

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

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2017 and December 31, 2016: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2017 and December 31, 2016: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes due 2039, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes, (11) 5.95% senior notes, (12) 5.875% exchangeable senior notes, (13) 7.75% senior notes, (14) 8.25% senior notes and (15) 9.875% senior notes due 2024.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended March 31, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,386	$—	$1,386
Costs and Expenses	(3)	20	—	(1,599)	—	(1,582)
Operating Income (Loss)	(3)	20	—	(213)	—	(196)

Other Income (Expense):
Interest Expense, Net	—	(139)	(21)	4	15	(141)
Intercompany Charges, Net	1	(8)	(2)	9	—	—
Equity in Subsidiary Income (Loss)	(384)	172	219	—	(7)	—
Other, Net	(62)	(216)	(139)	205	139	(73)
Income (Loss) Before Income Taxes	(448)	(171)	57	5	147	(410)
(Provision) Benefit for Income Taxes	—	—	—	(33)	—	(33)
Net Income (Loss)	(448)	(171)	57	(28)	147	(443)
Noncontrolling Interests	—	—	—	5	—	5
Net Income (Loss) Attributable to Weatherford	$(448)	$(171)	$57	$(33)	$147	$(448)
Comprehensive Income (Loss) Attributable to Weatherford	$(405)	$(176)	$(26)	$10	$192	$(405)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended March 31, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,585	$—	$1,585
Costs and Expenses	(66)	—	—	(1,966)	—	(2,032)
Operating Income (Loss)	(66)	—	—	(381)	—	(447)

Other Income (Expense):
Interest Expense, Net	—	(98)	(14)	(3)	—	(115)
Intercompany Charges, Net	(1)	(46)	(1)	(292)	340	—
Equity in Subsidiary Income	(431)	(288)	(235)	—	954	—
Other, Net	—	(13)	—	(17)	—	(30)
Income (Loss) Before Income Taxes	(498)	(445)	(250)	(693)	1,294	(592)
(Provision) Benefit for Income Taxes	—	—	5	96	—	101
Net Income (Loss)	(498)	(445)	(245)	(597)	1,294	(491)
Noncontrolling Interests	—	—	—	7	—	7
Net Income (Loss) Attributable to Weatherford	$(498)	$(445)	$(245)	$(604)	$1,294	$(498)
Comprehensive Income (Loss) Attributable to Weatherford	$(355)	$(452)	$(246)	$(461)	$1,159	$(355)

Condensed Consolidating Balance Sheet
March 31, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$1	$77	$1	$467	$—	$546
Other Current Assets	—	—	506	4,583	(529)	4,560
Total Current Assets	1	77	507	5,050	(529)	5,106

Equity Investments in Affiliates	2,098	8,800	8,367	1,054	(20,319)	—
Intercompany Receivables, Net	—	148	—	3,402	(3,550)	—
Other Assets	—	12	—	7,055	(11)	7,056
Total Assets	$2,099	$9,037	$8,874	$16,561	$(24,409)	$12,162

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$119	$93	$28	$—	$240
Accounts Payable and Other Current Liabilities	69	175	—	2,503	(540)	2,207
Total Current Liabilities	69	294	93	2,531	(540)	2,447

Long-term Debt	—	6,878	152	166	103	7,299
Intercompany Payables, Net	177	—	3,373	—	(3,550)	—
Other Long-term Liabilities	218	360	353	148	(354)	725
Total Liabilities	464	7,532	3,971	2,845	(4,341)	10,471

Weatherford Shareholders’ Equity	1,635	1,505	4,903	13,660	(20,068)	1,635
Noncontrolling Interests	—	—	—	56	—	56
Total Liabilities and Shareholders’ Equity	$2,099	$9,037	$8,874	$16,561	$(24,409)	$12,162

Condensed Consolidating Balance Sheet
December 31, 2016

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$586	$4	$447	$—	$1,037
Other Current Assets	1	—	512	3,891	(531)	3,873
Total Current Assets	1	586	516	4,338	(531)	4,910

Equity Investments in Affiliates	2,415	8,669	8,301	1,037	(20,422)	—
Intercompany Receivables, Net	—	—	—	3,762	(3,762)	—
Other Assets	2	13	—	7,751	(12)	7,754
Total Assets	$2,418	$9,268	$8,817	$16,888	$(24,727)	$12,664

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$53	$94	$32	$—	$179
Accounts Payable and Other Current Liabilities	105	198	—	2,488	(542)	2,249
Total Current Liabilities	105	251	94	2,520	(542)	2,428

Long-term Debt	—	6,944	148	204	107	7,403
Intercompany Payables, Net	145	224	3,393	—	(3,762)	—
Other Long-term Liabilities	156	152	146	457	(146)	765
Total Liabilities	406	7,571	3,781	3,181	(4,343)	10,596

Weatherford Shareholders’ Equity	2,012	1,697	5,036	13,651	(20,384)	2,012
Noncontrolling Interests	—	—	—	56	—	56
Total Liabilities and Shareholders’ Equity	$2,418	$9,268	$8,817	$16,888	$(24,727)	$12,664

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(448)	$(171)	$57	$(28)	$147	$(443)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(1)	8	2	(9)	—	—
Equity in (Earnings) Loss of Affiliates	384	(172)	(219)	—	7	—
Deferred Income Tax Provision (Benefit)	—	—	—	18		18
Other Adjustments	24	220	186	(30)	(154)	246
Net Cash Provided (Used) by Operating Activities	(41)	(115)	26	(49)	—	(179)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(40)	—	(40)
Cash Paid for Assets Held for Sale	—	—	—	(240)	—	(240)
Acquisition of Intellectual Property	—	—	—	(2)	—	(2)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	4	—	4
Other Investing Activities	—	—	—	(1)	—	(1)
Net Cash Provided (Used) by Investing Activities	—	—	—	(279)	—	(279)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	—	—	(7)	—	(7)
Borrowings (Repayments) Long-term Debt, Net	—	(13)	(1)	(4)	—	(18)
Borrowings (Repayments) Between Subsidiaries, Net	42	(381)	(28)	367	—	—
Other, Net	—	—	—	(11)	—	(11)
Net Cash Provided (Used) by Financing Activities	42	(394)	(29)	345	—	(36)
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	3	—	3
Net Increase (Decrease) in Cash and Cash Equivalents	1	(509)	(3)	20	—	(491)
Cash and Cash Equivalents at Beginning of Period	—	586	4	447	—	1,037
Cash and Cash Equivalents at End of Period	$1	$77	$1	$467	$—	$546

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(498)	$(445)	$(245)	$(597)	$1,294	$(491)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	1	46	1	292	(340)	—
Equity in (Earnings) Loss of Affiliates	431	288	235	—	(954)	—
Deferred Income Tax Provision (Benefit)	—	—	(5)	(75)	—	(80)
Other Adjustments	959	168	(271)	(488)	—	368
Net Cash Provided (Used) by Operating Activities	893	57	(285)	(868)	—	(203)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(43)	—	(43)
Acquisitions of Intellectual Property	—	—	—	(7)	—	(7)
Insurance Proceeds Related to Rig Loss	—	—	—	30	—	30
Proceeds from Sale of Assets and Businesses, Net	—	—	—	6	—	6
Net Cash Provided (Used) by Investing Activities	—	—	—	(14)	—	(14)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(82)	—	(290)	—	(372)
Borrowings (Repayments) Long-term Debt, Net	—	(350)	(2)	343	—	(9)
Borrowings (Repayments) Between Subsidiaries, Net	(892)	373	286	233	—	—
Proceeds from Issuance of Ordinary Shares	—	—	—	630	—	630
Other, Net	—	—	—	(1)	—	(1)
Net Cash Provided (Used) by Financing Activities	(892)	(59)	284	915	—	248
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(34)	—	(34)
Net Increase (Decrease) in Cash and Cash Equivalents	1	(2)	(1)	(1)	—	(3)
Cash and Cash Equivalents at Beginning of Period	—	2	22	443	—	467
Cash and Cash Equivalents at End of Period	$1	$—	$21	$442	$—	$464

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

Industry Trends

The level of spending in the energy industry is heavily influenced by current and expected future prices of oil and natural gas. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for exploration and production of oil and natural gas reserves. The following chart sets forth certain statistics that reflect current and historical market conditions:

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
March 31, 2017	$50.60	$3.19	1,038	939
December 31, 2016	53.72	3.68	770	925
March 31, 2016	38.34	1.96	706	1,016

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Quarterly average rig count – Source: Baker Hughes Rig Count

During 2017 oil prices ranged from a high of $54.45 per barrel in mid-February to a low of $47.34 per barrel in mid-March on the New York Mercantile Exchange. Natural gas ranged from a high of $3.42 MM/BTU in mid-January to a low of $2.56 MM/BTU in mid-February. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Outlook

We continued to be challenged by the continued volatility in oil prices and severe market contraction for our product and services. Market weakness and contraction has materially reduced capital spending by our customers, which has reduced our revenue, both through lower activity levels and pricing.

In 2017, we expect growth in North America to be driven by completion systems, artificial lift, and drilling services as rig count increases, pricing power improves and supplies tighten. Internationally, we anticipate growth in the Middle East and North Africa region as a result of recent market share gains that began in the second half 2016 which will be increasing to their full scope of work in 2017 while activity in Russia will increase and Europe is expected to remain stable. We believe Latin America will remain relatively subdued in 2017 while the deepwater markets in both Sub-Sahara Africa and Asia Pacific have likely reached their bottom with no expected improvements in the near term.

With recovering industry conditions, steadier oil prices and an increase in spending and activity, we continue to believe that over the longer term the outlook for our core businesses is favorable. As decline rates accelerate and reservoir productivity complexities increase, our clients will continue to face challenges associated with decreasing the cost of extraction activities and securing desired rates of production. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and therefore increase demand for our products and services. These factors provide us with a positive outlook for our core businesses over the longer term. However, the level of improvement in our core businesses in the future will depend heavily on pricing, volume of work and our ability to offer solutions to more efficiently extract hydrocarbons, control costs and penetrate new and existing markets with our newly developed technologies.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and/or objectives. We recently announced that we will be contributing our North America land pressure pumping assets, multistage completions, and pump-down perforating businesses into a joint venture with Schlumberger named OneStimSM. It is also our intention to divest our remaining land drilling rigs when market conditions improve. Upon completion, the cash proceeds from any divestitures are expected to be used for working capital or to repay or repurchase debt. Any such debt reduction may include the repurchase of our outstanding senior notes prior to their maturity in the open market or through a privately negotiated transaction or otherwise.

The oilfield services industry growth is highly dependent on many external factors, such as our customers’ capital expenditures, world economic and political conditions, the price of oil and natural gas, member-country quota compliance within the Organization of Petroleum Exporting Countries (“OPEC”) and weather conditions and other factors, including those described in the section entitled “Forward-Looking Statements.”

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

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the first quarter of 2017 and 2016:

	Three Months Ended
	March 31,
(Dollars and shares in millions, except per share data)	2017	2016	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$490	$543	$(53)	(10)%
MENA/Asia Pacific	321	361	(40)	(11)%
Europe/SSA/Russia	244	257	(13)	(5)%
Latin America	242	305	(63)	(21)%
Subtotal	1,297	1,466	(169)	(12)%
Land Drilling Rigs	89	119	(30)	(25)%
Total Revenues	1,386	1,585	(199)	(13)%

Operating Income (Loss):
North America	(18)	(128)	110	86%
MENA/Asia Pacific	(3)	(46)	43	93%
Europe/SSA/Russia	(10)	(1)	(9)	(900)%
Latin America	9	44	(35)	(80)%
Subtotal	(22)	(131)	109	83%
Land Drilling Rigs	(30)	(26)	(4)	(15)%
Total Segment Operating Income (Loss)	(52)	(157)	105	67%
Research and Development	(39)	(45)	6	13%
Corporate Expenses	(33)	(43)	10	23%
Asset Write-Downs and Other	3	(58)	61	105%
Restructuring Charges	(75)	(77)	2	3%
Litigation Charges	—	(67)	67	100%
Total Operating Loss	(196)	(447)	251	56%

Interest Expense, Net	(141)	(115)	(26)	(23)%
Warrant Fair Value Adjustment	(62)	—	(62)	—%
Currency Devaluation Charges	—	(31)	31	100%
Other Income (Expense), Net	(11)	1	(12)	(1,200)%
Income Tax (Provision) Benefit	(33)	101	(134)	(133)%
Net Loss per Diluted Share	$(0.45)	$(0.61)	$0.16	26%
Weighted Average Diluted Shares Outstanding	988	813	(175)	(22)%
Depreciation and Amortization	$208	$250	$42	17%

Revenue Percentage by Product and Service Line Group

The following chart contains the percentage distribution of our consolidated revenues by product and service line group for the first quarter of 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Formation Evaluation and Well Construction	60%	56%
Completion and Production	34	36
Land Drilling Rigs	6	8
Total	100%	100%

Consolidated Revenues

Consolidated revenues decreased $199 million, or 13%, in the first quarter of 2017 compared to the first quarter of 2016. Revenues decreased in the first quarter of 2017 compared to 2016 across all of our segments as follows:

•
North America revenues declined $53 million, or 10%, in the first quarter of 2017 due to the shutdown of our U.S. pressure pumping operations and continued customer pricing pressure. This decline was partially offset by increased revenues from most of our product lines due to higher activity related to the 44% increase in North American rig count since the first quarter of 2016;

•
International segment revenues declined $116 million, or 13%, in the first quarter of 2017 due to the 8% decrease in international rig count since the end of the first quarter of 2016 as well as declines in revenue from our Latin America, MENA/Asia Pacific and Europe/SSA/Russia segments due to pricing pressure and reduced activity from lower customer spending across many of our product lines; and

•	Land Drilling Rigs revenue declined $30 million, or 25%, in the first quarter of 2017 primarily attributable to the decline in new drilling activity, primarily in the Gulf States.

Operating Loss

Consolidated operating loss improved $251 million, or 56%, in the first quarter of 2017 compared to the first quarter of 2016. The operating loss improvement in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to reduced expenses from the shutdown of our pressure pumping operations in North America, the realization of savings from cost cutting measures since the first quarter of 2016 and the $52 million of Zubair project losses in the first quarter of 2016 whereas no losses were incurred in 2017.

Consolidated operating loss for the first quarter of 2017 and 2016 also includes charges and credits of $72 million and $202 million, respectively, and are as follows:

•	$75 million in 2017 compared to $77 million in 2016 of severance and other restructuring charges;

•
$3 million of other credits in 2017 primarily related to the amortization of unrecognized net gains associated with our supplemental executive retirement plan net of asset write-downs and other charges compared to other charges of $58 million in 2016 primarily from pressure pumping related charges and a rig casualty loss; and

•	$67 million in 2016 of litigation charges.
For additional information regarding charges by segment, see the subsection entitled “Segment Results” and “Restructuring Charges” below.

Segment Results

North America

Revenues in our North America segment decreased $53 million, or 10%, in the first quarter of 2017 compared to the first quarter of 2016 due to the shutdown our U.S. pressure pumping operations and continued negative pricing pressures. Revenues, excluding pressure pumping operations, improved $33 million, or 7%, in the first quarter of 2017 compared to the same period in 2016. The total segment revenue decline was partially offset by an improvement in revenues from most of our product lines due to higher activity related to the 44% increase in North American rig count since the first quarter of 2016.

Operating loss in our North America segment improved $110 million, or 86%, in the first quarter of 2017 compared to the first quarter of 2016. Our operating loss improvement in the first quarter of 2017 compared to the first quarter of 2016 is due to reduced expenses from the shutdown of our U.S. pressure pumping operations, cost savings from facility closures, headcount reductions, and lower depreciation and amortization due to decreased capital spending. These strong cost reduction measures helped minimize the operating losses despite the revenue declines. In addition, increased activity and utilization in our well construction, drilling services, artificial lift and completion product lines have contributed positively to reduce the operating loss in the first quarter of 2017.

MENA/Asia Pacific

Revenues in our MENA/Asia Pacific segment decreased $40 million, or 11%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to lower demand for services and continued pricing pressure. The revenue decline affected most product lines and primarily in drilling services, well construction, and completion. The decline was led by lower revenues in Saudi Arabia and the United Arab Emirates and overall lower activity in the Asia Pacific region, particularly in Thailand, Malaysia and India.

Operating loss of $3 million in the first quarter of 2017 improved $43 million compared to the first quarter of 2016. The improvement is primarily attributable to the $52 million of Zubair project losses in the first quarter of 2016 whereas no losses were incurred in 2017.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment decreased $13 million, or 5%, in the first quarter of 2017 compared to the first quarter of 2016. The decline was concentrated in the well construction and tubular running services product lines offset by improvement in secure drilling services and drilling services. Angola led the decrease in revenues offset by overall improvement led by Europe and Russia.

Operating loss increased $9 million, or 900%, in the first quarter of 2017 compared to the first quarter of 2016. The decline was concentrated in the same product lines leading the revenue decline: well construction and tubular running services.

Latin America

Revenues in our Latin America segment decreased $63 million, or 21%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to customer pricing adjustments and budget spending reductions by our customers. The product lines leading the decline were well integrity, pressure pumping, and secure drilling services. The decline in revenue was concentrated in Argentina, Mexico, and Brazil offset by improvements in Colombia from an increase in the number of operating rigs.

Operating income decreased $35 million, or 80%, in the first quarter of 2017 compared to the first quarter of 2016. The pressure pumping decrease accounted for a third of the region decline in operating income in addition to customer pricing pressures and reduced demand impacting the other product lines mentioned for the revenue decline.

Land Drilling Rigs

Revenues in our Land Drilling Rigs segment decreased $30 million, or 25%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to lower rig utilization and from various project delays along with overall reduced drilling activity and continued pricing pressure. Operating loss increased $4 million, or 15%, in the first quarter of 2017 compared to the first quarter of 2016. The decrease in revenues and increase in operating loss were primarily in Saudi Arabia, Turkmenistan and Oman, partially offset by improved customer activity and higher margins from the startup of new drilling contracts in North Africa.

Currency Devaluation Charges

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. In the three months ended March 31, 2016, currency devaluation charges of $31 million reflect the impact of the devaluation of the Angolan kwanza.

Included in “Other Income (Expense), Net” on the accompanying Condensed Consolidated Statements of Operations are other net foreign currency losses of $6 million in the first quarter of 2017, compared to gains of $7 million in the first quarter of 2016. Net foreign currency gains and losses are primarily due to either the strengthening or weakening U.S. dollar compared to our foreign denominated operations and the changes in fair value of our foreign currency forward contracts and cross-currency swap contracts.

Interest Expense, Net

Net interest expense was $141 million for the first quarter of 2017, compared to $115 million for the first quarter of 2016. The increase in interest expense for the first quarter of 2017 is primarily from higher average debt and interest rates in 2017 compared to 2016. The increase in average debt and interest expense is due to the issuance of exchangeable notes and senior notes issued in June and November, respectively, of the prior year, partially offset by repayments and the repurchases of debt in the second half of 2016.

Income Taxes

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items and pre-tax losses for which no benefit has been recognized) for the reporting period. For the three month period ended March 31, 2017, we determined that since small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for the current quarter.  The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will use this method each quarter until the annual effective tax rate method is deemed appropriate. For the first quarter of 2017, we had a tax expense of $33 million on a loss before income taxes of $410 million. Results for the first quarter of 2017 include losses with no significant tax benefit. The tax expense for the quarter also includes withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $20 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the first quarter of 2016, we had a tax benefit of $101 million, on a loss before income taxes of $592 million. Our results for the first quarter of 2016 include charges with no significant tax benefit principally related to a $65 million litigation accrual, $52 million of Zubair project losses and $31 million of currency devaluation related to the Angolan kwanza.

Restructuring Charges

Due to the ongoing lower than anticipated levels of exploration and production spending, we continue to reduce our overall cost structure and workforce to better align with current activity levels. The ongoing cost reduction plans which began in 2016 (the “2016 Plan”) included a workforce reduction and other cost reduction measures initiated across our geographic regions.

In connection with the 2016 Plan, we recognized restructuring charges of $75 million in the first quarter of 2017, which include termination (severance) charges of $34 million, other restructuring charges of $29 million and restructuring related asset charges of $12 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

Also in connection with the 2016 Plan and other executive severance matters, in the first quarter of 2016 we recognized restructuring charges of $77 million, which include termination (severance) charges of $72 million, and other restructuring charges of $5 million. Other restructuring charges also include contract termination costs, relocation and other associated costs.

The following tables present the components of restructuring charges by segment for the first quarter of 2017 and 2016.

	Three Months Ended March 31, 2017
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$—	$15	$15
MENA/Asia Pacific	4	—	4
Europe/SSA/Russia	2	19	21
Latin America	5	3	8
Subtotal	11	37	48
Land Drilling Rigs	1	—	1
Corporate and Research and Development	22	4	26
Total	$34	$41	$75

	Three Months Ended March 31, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$19	$5	$24
MENA/Asia Pacific	9	—	9
Europe/SSA/Russia	15	—	15
Latin America	15	—	15
Subtotal	58	5	63
Land Drilling Rigs	4	—	4
Corporate and Research and Development	10	—	10
Total	$72	$5	$77

Liquidity and Capital Resources

At March 31, 2017, we had cash and cash equivalents of $546 million compared to $1 billion at December 31, 2016. The following table summarizes cash flows provided by (used in) each type of activity for the three months of 2017 and 2016:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Net Cash Used in Operating Activities	$(179)	$(203)
Net Cash Used in Investing Activities	(279)	(14)
Net Cash Provided by (Used in) Financing Activities	(36)	248

Operating Activities

For the three months of 2017, cash used in operating activities was $179 million compared to cash used in operating activities of $203 million in the three months of 2016. The improvement in operating cash used in 2017 compared to 2016 was primarily attributable to a decline in operating loss due to cost reduction initiatives and improved operating margins.

Investing Activities

In the first quarter of 2017, the primary drivers of our investing cash flow activities are capital expenditures for property, plant and equipment and the purchase of assets held for sale. Capital expenditures were $40 million and $43 million for the three months of 2017 and 2016, respectively. The amount we spend for capital expenditures varies each year and is based on the type of contracts into which we enter, our asset availability and our expectations with respect to industry activity levels in the following year. In addition, we purchased assets held for sale of $240 million related to previously leased pressure pumping equipment in the first quarter of 2017.

In the first quarter of 2016, we received $30 million of insurance proceeds from the casualty loss of a rig in Kuwait.

Financing Activities

Our financing activities also consisted of the borrowing and repayment of short-term and long-term debt. Short-term debt repayments were $7 million in the first quarter of 2017 compared to $372 million in the first quarter of 2016. Long-term debt repayments were $18 million in the first quarter of 2017 compared to $9 million in the first quarter of 2016.

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

Revolving Credit Facility and Secured Term Loan Agreement

We have a revolving credit facility (the “Revolving Credit Agreement”) and a secured term loan agreement (the “Term Loan Agreement” and collectively with the Revolving Credit Agreement, the “Credit Agreements”). Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants. As of March 31, 2017, we were in compliance with our financial covenants as defined in the Credit Agreements as well as under our indentures.

The following summarizes our borrowing availability under the Credit Agreements at March 31, 2017 (dollars in millions):

Facility	$1,793
Less uses of facility:
Revolving credit facility, secured term loan before debt issuance cost	413
Letters of credit	65
Borrowing Availability	$1,315

On April 17, 2017, we amended these facilities to modify the definition of consolidated adjusted earnings before interest, tax depreciation and amortization set forth in the Credit Agreements, as well as other definitional and covenant modifications, and to reduce total commitments under the Revolving Credit Agreement from $1.38 billion to $1.199 billion. Based on our current financial projections, we believe that we will remain in compliance with our covenants for the remainder of 2017.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At March 31, 2017, we had $2 million in short-term borrowings under these arrangements.

Accounts Receivable Factoring and Other Receivables

We sold accounts receivable of $37.9 million for $37.7 million, and received cash proceeds totaling $37.1 million in the first quarter of 2017. The loss recognized on these sales was $0.2 million. In the first quarter of 2016, we sold accounts receivable of $26.2 million and recognized a loss of $0.1 million. Our factoring transactions in the first quarter of 2017 and 2016 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

During the first quarter of 2017, Weatherford converted trade receivables of $65 million for a note with a face value of $65 million. The note has a three year term at a 4.625% stated interest rate. We have reported the note as a trading security within “Other Current Assets” at fair value on the Condensed Consolidated Balance Sheets. The fair value of the note was $58 million on March 31, 2017. The note fair value is considered a Level 2 valuation and is estimated using secondary market data for similar bonds.

Ratings Services’ Credit Rating

At March 31, 2017, our Standard & Poor’s Global Ratings on our senior unsecured debt and short-term debt are currently B, both with a negative outlook. Our Moody’s Investors Services credit rating on our senior unsecured debt is currently Caa1 and our short-term rating is SGL-3, both with a negative outlook. We continue to have access and expect we will continue to have access to most credit markets.

Cash Requirements

During 2017, we anticipate our cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, SEC settlement payments, severance payments and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, cash generated from operations, availability under our credit facilities, accounts receivable factoring, and if completed, proceeds from disposals of our trading security and businesses or capital assets including the OneStimSM joint venture proceeds of $535 million that will be received upon closing of the joint venture formation. We anticipate that cash generated from operations will be augmented by working capital improvements, increased activity and improved margins. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. From time to time we may and have entered into transactions to dispose of businesses or capital assets that are no longer core to our long-term strategy.

Capital expenditures for 2017 are projected to be approximately $250 million (excluding the purchase of certain leased equipment utilized in our North America pressure pumping operations for a total amount of $240 million in January 2017) compared to capital expenditures of $204 million in 2016. The anticipated increase is due to higher anticipated activity in the oil and gas industry related to greater volumes of work and increased rig count. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2017. Expenditures are expected to be used primarily to support ongoing activities of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs.

Cash and cash equivalents of $546 million at March 31, 2017 are held by subsidiaries outside of Ireland. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax. As of March 31, 2017, $146 million of our cash and cash equivalent balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. Dollar conversions. Prolonged Angolan exchange limitations may and has limited our ability to repatriate earnings and exposes us to additional exchange rate risk.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2017 and December 31, 2016: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2017 and December 31, 2016: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes due 2039, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes, (11) 5.95% senior notes, (12) 5.875% exchangeable senior notes, (13) 7.75% senior notes, (14) 8.25% senior notes and (15) 9.875% senior notes due 2024.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See “Note 18 – Condensed Consolidating Financial Statements” to our Condensed Consolidated Financial Statements for our guarantor financial information.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of March 31, 2017, we had $476 million of letters of credit and performance and bid bonds outstanding, consisting of $411 million outstanding under various uncommitted credit facilities, of which $37 million has been cash collateralized, and $65 million of letters of credit outstanding under our Revolving Credit Agreement. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. We also have $61 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

See “Note 10 – Derivative Instruments” to our Condensed Consolidated Financial Statements for details regarding our use of interest rate swaps and derivative contracts we enter to hedge our exposure to currency fluctuations in various foreign currencies and other derivative activities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Condensed Consolidated Financial Statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our Form 10-K for the year ended December 31, 2016.

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

•	nonrealization of expected benefits from our acquisitions or business dispositions and our ability to execute or close such acquisitions and dispositions;

•	our ability to realize expected revenues and profitability levels from current and future contracts;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Other Information – Item 7A.– Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our exposure to market risk has not changed materially since December 31, 2016.

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 16 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

All exhibits are incorporated herein by reference to a prior filing as indicated, unless otherwise designated with an dagger (†) or double dagger (††)

Exhibit Number	Description
3.1
Memorandum and Articles of Association of Weatherford International public limited company (incorporated by reference as Exhibit 2.1 of the Weatherford’s Form 8-K filed April 2, 2014, File No. 1-36504).

10.1†
Master Formation Agreement, dated as of March 24, 2017, among Schlumberger Technology Corporation, a Texas corporation, Schlumberger Canada Limited, a company organized under the laws of Canada, Weatherford U.S. Holdings, L.L.C., a Delaware limited liability company and Weatherford Canada Ltd., an Alberta corporation.

10.2†	Letter Agreement, dated January 5, 2017, between Weatherford International plc and Krishna Shivram.
10.3†	Employment Letter, dated March 3, 2017, between Weatherford International plc and Mark A. McCollum.
10.4
Amendment No. 2 to Amended and Restated Credit Agreement, dated April 17, 2017, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference as Exhibit 10.1 of Weatherford’s Form 8-K filed April 17, 2017, File No. 1-36504).

10.5
Amendment No. 2 to Term Loan Agreement, dated April 17, 2017, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference as Exhibit 10.2 of Weatherford’s Form 8-K filed April 17, 2017, File No. 1-36504).

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
**101
The following materials from Weatherford International plc's Quarterly Report on Form 10-Q for the quarter ended
March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):
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

Weatherford International plc

Date: April 28, 2017	By:	/s/ Christoph Bausch
Christoph Bausch
Executive Vice President and
Chief Financial Officer

Date: April 28, 2017	By:	/s/ Doug M. Mills
Doug M. Mills
Vice President and
Chief Accounting Officer