Form 10-Q
period 2017-06-30
Weatherford International plc
filed 2017-08-01
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐	Emerging growth company ☐
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
As of July 18, 2017, there were 989,035,049 shares of Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Second Quarter and Six Months Ended June 30, 2017

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2017	2016	2017	2016
Revenues:
Products	$488	$479	$999	$1,039
Services	875	923	1,750	1,948
Total Revenues	1,363	1,402	2,749	2,987

Costs and Expenses:
Cost of Products	473	513	959	1,095
Cost of Services	716	725	1,436	1,617
Research and Development	36	41	75	86
Selling, General and Administrative Attributable to Segments	214	230	446	499
Corporate General and Administrative	32	34	65	76
Asset Write-Downs and Other	(12)	154	(15)	212
Restructuring Charges	31	51	106	128
Litigation Charges, Net	—	114	—	181
Total Costs and Expenses	1,490	1,862	3,072	3,894

Operating Loss	(127)	(460)	(323)	(907)

Other Income (Expense):
Interest Expense, Net	(138)	(119)	(279)	(234)
Bond Tender Premium, Net	—	(78)	—	(78)
Warrant Fair Value Adjustment	127	—	65	—
Currency Devaluation Charges	—	—	—	(31)
Other Expense, Net	(10)	(7)	(21)	(6)

Loss Before Income Taxes	(148)	(664)	(558)	(1,256)
Income Tax (Provision) Benefit	(17)	102	(50)	203
Net Loss	(165)	(562)	(608)	(1,053)
Net Income Attributable to Noncontrolling Interests	6	3	11	10
Net Loss Attributable to Weatherford	$(171)	$(565)	$(619)	$(1,063)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(0.17)	$(0.63)	$(0.63)	$(1.24)

Weighted Average Shares Outstanding:
Basic & Diluted	990	899	989	856

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Net Loss	$(165)	$(562)	$(608)	$(1,053)

Currency Translation Adjustments	11	(10)	74	132
Defined Benefit Pension Activity	(21)	1	(41)	1
Other	—	—	—	1
Other Comprehensive Income (Loss)	(10)	(9)	33	134
Comprehensive Loss	(175)	(571)	(575)	(919)
Comprehensive Income Attributable to Noncontrolling Interests	6	3	11	10
Comprehensive Loss Attributable to Weatherford	$(181)	$(574)	$(586)	$(929)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and shares in millions, except par value)	2017	2016
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$584	$1,037
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $91 in 2017 and $129 in 2016	1,165	1,383
Inventories, Net	1,728	1,802
Prepaid Expenses	233	263
Other Current Assets	408	402
Assets Held for Sale	929	23
Total Current Assets	5,047	4,910

Property, Plant and Equipment, Net of Accumulated Depreciation of $7,518 in 2017 and $7,362 in 2016	4,111	4,480
Goodwill	2,293	2,797
Other Intangible Assets, Net of Accumulated Amortization of $836 in 2017 and $801 in 2016	234	248
Equity Investments	63	66
Other Non-Current Assets	304	163
Total Assets	$12,052	$12,664

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$152	$179
Accounts Payable	837	845
Accrued Salaries and Benefits	295	291
Income Taxes Payable	223	255
Other Current Liabilities	783	858
Liabilities Held for Sale	90	—
Total Current Liabilities	2,380	2,428

Long-term Debt	7,538	7,403
Other Non-Current Liabilities	610	765
Total Liabilities	10,528	10,596

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 986 shares at June 30, 2017 and 983 shares at December 31, 2016	$1	$1
Capital in Excess of Par Value	6,612	6,571
Retained Deficit	(3,569)	(2,950)
Accumulated Other Comprehensive Loss	(1,577)	(1,610)
Weatherford Shareholders’ Equity	1,467	2,012
Noncontrolling Interests	57	56
Total Shareholders’ Equity	1,524	2,068
Total Liabilities and Shareholders’ Equity	$12,052	$12,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Cash Flows From Operating Activities:
Net Loss	$(608)	$(1,053)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	412	499
Employee Share-Based Compensation Expense	41	38
Asset Write-Downs and Other Charges	34	164
Inventory Charges	35	26
Defined Benefit Pension Plan Gains	(41)	—
Litigation Charges	—	185
Bond Tender Premium	—	78
Deferred Income Tax Provision (Benefit)	4	(215)
Currency Devaluation Charges	—	31
Warrant Fair Value Adjustment	(65)	—
Other, Net	72	75
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(12)	170
Inventories	(47)	122
Other Current Assets	69	67
Accounts Payable	(16)	(167)
Accrued Litigation and Settlements	(62)	(10)
Other Current Liabilities	(16)	(282)
Other, Net	(41)	(67)
Net Cash Used in Operating Activities	(241)	(339)

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(82)	(74)
Acquisition of Assets Held for Sale	(243)	—
Acquisition of Intellectual Property	(9)	(8)
Insurance Proceeds Related to Asset Casualty Loss	—	30
Proceeds from Sale of Assets	25	16
Payment Related to Sale of Businesses, Net	(1)	(20)
Other Investing Activities	(5)	—
Net Cash Used in Investing Activities	(315)	(56)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	251	3,156
Repayments of Long-term Debt	(36)	(1,880)
Repayments of Short-term Debt, Net	(96)	(1,381)
Proceeds from Issuance of Ordinary Common Shares	—	623
Bond Tender Premium	—	(78)
Other Financing Activities	(20)	(25)
Net Cash Provided by Financing Activities	99	415
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	(35)

Net Decrease in Cash and Cash Equivalents	(453)	(15)
Cash and Cash Equivalents at Beginning of Period	1,037	467
Cash and Cash Equivalents at End of Period	$584	$452

Supplemental Cash Flow Information:
Interest Paid	$251	$261
Income Taxes Paid, Net of Refunds	$47	$120

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments which, in our opinion, are considered necessary to present fairly our Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, and Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016. When referring to “Weatherford” and using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.
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

Reclassifications

Certain prior year cash flow amounts have been reclassified to conform to the current year presentation related to the adoption of new accounting standards. Net income and shareholders’ equity were not affected by these reclassifications. See “Note 17 – New Accounting Pronouncements” for additional details.

Revenue Recognition

In the second quarter of 2017, the Company changed its accounting for revenue related to an implied financing arrangement with our largest customer in Venezuela. We determined that beginning in the third quarter of 2016, the duration of time expected to collect revenue for goods and services provided to this customer significantly exceeded the contractual payment terms and represents an implied financing arrangement. Accordingly, we have modified our revenue recognition with this customer to record a discount reflecting the time value of money and accreting the discount as interest income over the expected collection period using the effective interest method. In connection with this development, the Company corrected this immaterial error for the three and six month periods ended June 30, 2017. The impact of the correction decreased revenue and increased interest income by approximately $31 million and $4 million, respectively, for the three month period ended June 30, 2017 and reduced accounts receivable by approximately $27 million as of June 30, 2017. As of June 30, 2017, to reflect the impact of payment delays and expectation that the time to collect may exceed one year, we have reclassified $150 million of our total $153 million “Accounts Receivable, Net of Allowance for Uncollectible Accounts” with this customer to “Other Non-Current Assets” on the accompanying Condensed Consolidated Balance Sheets. While we are continuing to experience delays with collections on our outstanding receivables with this customer, we believe the amounts are fully collectible.

This change in accounting would not have affected our compliance with financial covenants under our senior revolving and term loan credit facilities if it had been recorded in the prior periods, and the adjustment has no impact to cash flow from operating activities or any other cash flow measures.

Currency Devaluation Charges

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. In the first six months of 2016, currency devaluation charges of $31 million reflected the impact of the devaluation of the Angolan kwanza. In the second quarter and first six months of 2017, we had no currency devaluation charges.

2.  Business Combinations and Divestitures

Held for Sale

On March 24, 2017, we entered a master formation agreement with affiliates of Schlumberger Limited (“Schlumberger”) to form a joint venture named “OneStimSM,” which will provide completion products and services for the development of unconventional land reservoirs in the United States and Canada. Under the terms of the master formation agreement, both parties will contribute their respective pressure pumping assets, multistage completions, and pump-down perforating businesses on land in the lower contiguous 48 states of the United States and the provinces of British Columbia, Saskatchewan, Manitoba and Alberta in Canada. In addition, we will contribute manufacturing facilities and supply chain resources to OneStim, and Schlumberger will provide the joint venture with access to its surface and downhole technologies and advanced geo-engineered workflows. At closing, we will own a 30% equity interest in the OneStim joint venture, and Schlumberger will own 70%, and we will also receive a one-time $535 million cash payment from Schlumberger. The transaction is expected to close in the second half of 2017 and is subject to regulatory approvals and other customary closing conditions. The carrying amounts of the major classes of assets and liabilities from our North America segment to be contributed to OneStim have been classified as held for sale in the table below.

June 30,
(Dollars in millions)	2017
Assets Held for Sale:
Other Current Assets	$4
Inventory, Net	83
Property, Plant and Equipment, Net	260
Goodwill	555
Total Assets	$902

Liabilities Held for Sale:
Other Current Liabilities	$8
Long-term Debt	29
Other Non-Current Liabilities	53
Total Liabilities	$90

As of June 30, 2017, we also had $27 million of PP&E held for sale unrelated to the OneStim joint venture.

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

In connection with the 2016 Plan, we recognized restructuring charges of $31 million and $106 million in the second quarter and the first six months of 2017, respectively, which include termination (severance) charges of $22 million and $56 million, respectively, and other restructuring charges of $9 million and $38 million, respectively. The first six months of 2017 also includes restructuring related asset charges of $12 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

Also in connection with the 2016 Plan, we recognized restructuring charges of $51 million and $128 million in the second quarter and the first six months of 2016, respectively, which include termination (severance) charges of $36 million and $108 million, respectively, and other restructuring charges of $15 million and $20 million, respectively. Other restructuring charges also include contract termination costs, relocation and other associated costs.

The following tables present the components of restructuring charges by segment for the second quarter and the first six months of 2017 and 2016.

	Three Months Ended June 30, 2017
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$2	$6	$8
MENA/Asia Pacific	4	1	5
Europe/SSA/Russia	6	2	8
Latin America	8	—	8
Subtotal	20	9	29
Land Drilling Rigs	1	—	1
Corporate and Research and Development	1	—	1
Total	$22	$9	$31

	Three Months Ended June 30, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$5	$10	$15
MENA/Asia Pacific	9	2	11
Europe/SSA/Russia	8	2	10
Latin America	11	1	12
Subtotal	33	15	48
Land Drilling Rigs	1	—	1
Corporate and Research and Development	2	—	2
Total	$36	$15	$51

	Six Months Ended June 30, 2017
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$2	$21	$23
MENA/Asia Pacific	8	1	9
Europe/SSA/Russia	8	21	29
Latin America	13	3	16
Subtotal	31	46	77
Land Drilling Rigs	2	—	2
Corporate and Research and Development	23	4	27
Total	$56	$50	$106

	Six Months Ended June 30, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$24	$15	$39
MENA/Asia Pacific	18	2	20
Europe/SSA/Russia	23	2	25
Latin America	26	1	27
Subtotal	91	20	111
Land Drilling Rigs	5	—	5
Corporate and Research and Development	12	—	12
Total	$108	$20	$128

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of earlier 2014 and 2015 Plans and the 2016 Plan and other executive severance matters that will be paid pursuant to the respective arrangements and statutory requirements.

	At June 30, 2017
	2016 Plan		2015 and 2014 Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
North America	$1	$20	$—	$—	$21
MENA/Asia Pacific	5	2	—	—	7
Europe/SSA/Russia	3	10	—	7	20
Latin America	1	—	—	—	1
Subtotal	10	32	—	7	49
Land Drilling Rigs	—	—	—	—	—
Corporate and Research and Development	29	—	—	—	29
Total	$39	$32	$—	$7	$78
The following table presents the restructuring liability activity for the first six months of 2017.

		Six Months Ended June 30, 2017
(Dollars in millions)	Accrued Balance at December 31, 2016	Charges	Cash Payments	Other	Accrued Balance at June 30, 2017
2016 Plan:
Severance liability	$52	$56	$(65)	$(4)	$39
Other restructuring liability	22	38	(15)	(13)	32
2015 and 2014 Plan:
Severance liability	3	—	(3)	—	—
Other restructuring liability	9	—	—	(2)	7
Total severance and other restructuring liability	$86	$94	$(83)	$(19)	$78

4.  Percentage-of-Completion Contracts

We account for our long-term early production facility construction contracts in Iraq under the percentage-of-completion method. In the second quarter and the first six months of 2017, there was no change to our cumulative estimated loss from the Iraq contracts, which was $532 million as of June 30, 2017 and December 31, 2016. As of June 30, 2017, we have no claims revenue and our percentage-of-completion project estimate includes zero back charges. Our net billings in excess of costs as of June 30, 2017 were $46 million and are shown in the “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets.

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

In the second quarter of 2016, we recognized an estimated project income of $52 million for our Zubair contract, and in the first six months of 2016 we were break-even. Cumulative estimated losses on these projects were $532 million, project estimates included no claims revenue, $25 million in newly approved change orders and $32 million of back charges at June 30, 2016.

5.  Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first six months of 2017, we sold accounts receivable of $78.1 million for $77.7 million, and received cash proceeds totaling $76.6 million. The loss recognized on these sales was $0.4 million. In the first six months of 2016, we sold approximately $77 million and recognized a loss of $0.3 million. Our factoring transactions in the first six months of 2017 and 2016 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

In the first quarter of 2017, Weatherford converted trade receivables of $65 million into a note from the customer with a face value of $65 million. The note had a three year term at a 4.625% stated interest rate. We reported the note as a trading security within “Other Current Assets” at fair value on the Condensed Consolidated Balance Sheets at its fair value of $58 million on March 31, 2017. The note fair value was considered a Level 2 valuation and was estimated using secondary market data for similar bonds. During the second quarter of 2017, we sold the note for $59 million.

6.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	June 30, 2017	December 31, 2016
Raw materials, components and supplies	$160	$168
Work in process	51	49
Finished goods	1,517	1,585
	$1,728	$1,802

7.  Goodwill

The changes in the carrying amount of goodwill by reportable segment for the first six months ended June 30, 2017 were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
Balance at December 31, 2016	$1,777	$189	$543	$288	$2,797
Reclassification to assets held for sale	(555)	—	—	—	(555)
Foreign currency translation adjustments	28	4	20	(1)	51
Balance at June 30, 2017	$1,250	$193	$563	$287	$2,293

8.  Short-term Borrowings and Other Debt Obligations

(Dollars in millions)	June 30, 2017	December 31, 2016
Revolving credit facility	$—	$—
Other short-term bank loans	7	2
Total short-term borrowings	7	2
Current portion of long-term debt and term loan agreement	145	177
Short-term borrowings and current portion of long-term debt	$152	$179

Revolving Credit Agreement and Secured Term Loan Agreement

On April 17, 2017, we amended our revolving credit facility (the “Revolving Credit Agreement”) and our secured term loan agreement (the “Term Loan Agreement” and collectively with the Revolving Credit Agreement, the “Credit Agreements”). We modified the definition of consolidated adjusted earnings before interest, tax depreciation and amortization set forth in the Credit Agreements, as well as other definitional and covenant modifications, and reduced total commitments under the Revolving Credit Agreement from $1.38 billion to $1.199 billion. As of June 30, 2017, we had total commitments under the Revolving Credit Agreement of $1.199 billion and borrowings of $400 million under the Term Loan Agreement. At June 30, 2017, we had $1.1 billion available under the Credit Agreements, and there were $73 million in outstanding letters of credit.

For lenders that previously extended their commitments (“extending lenders”), the Revolving Credit Agreement matures in July of 2019. For lenders that did not extend their commitments (such lenders, representing $199 million, the “non-extending lenders”), the Revolving Credit Agreement matured in July of 2017, which will further reduce total commitments under the Revolving Credit Agreement to $1.0 billion in the third quarter of 2017. The Term Loan Agreement matures in July of 2020.

Loans under the Credit Agreements are subject to varying interest rates based on whether the loan is Eurodollar loan or an alternate base rate loan. We also incur a quarterly facility fee on the amount of the Revolving Credit Agreement. For the three months ended June 30, 2017, the interest rate for the Revolving Credit Agreement was LIBOR plus a margin rate of 2.80%. For the three months ended June 30, 2017, the interest rate for the Term Loan Agreement was LIBOR plus a margin rate of 2.30%.

Our Credit Agreements contain customary events of default, including our failure to comply with our financial covenants. We must maintain a leverage ratio of no greater than 2.5 to 1, a leverage and letters of credit ratio of no greater than 3.5 to 1 and an asset coverage ratio of at least 4.0 to 1. As of June 30, 2017, we were in compliance with these financial covenants.

Other Short-Term Borrowings and Other Debt Activity

On June 26, 2017, we issued an additional $250 million aggregate principal amount of our 9.875% senior notes due 2024 (“Notes”) and received proceeds, net of underwriting fees, of $251 million. These Notes were issued as additional securities under an indenture pursuant to which we previously issued $540 million aggregate principal amount of our 9.875% senior notes due 2024.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At June 30, 2017, we had $7 million in short-term borrowings under these arrangements. In addition, we had $436 million of letters of credit under various uncommitted facilities, of which $69 million has been cash collateralized (included in “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets), and $61 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at June 30, 2017.

In June 2017, we repaid $88 million of our 6.35% Senior Notes on the maturity date. At June 30, 2017, the current portion of long-term debt was primarily related to $66 million of our 6.00% Senior Notes due March 2018, the $50 million current portion of our Term Loan Agreement and $29 million of current portion of capital leases and other debt.

9.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 10 – Derivative Instruments”, we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

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

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	June 30, 2017	December 31, 2016
Fair value	$7,018	$6,739
Carrying value	7,203	7,028

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

The warrant fair value is considered a Level 3 valuation and is estimated using a combination of the Black Scholes option valuation model and Monte-Carlo simulation. Inputs to these models include Weatherford’s share price, volatility and the risk free interest rate. The valuation also considers the probabilities of future share issuances and anticipated issuance discounts, which are considered Level 3 inputs. The fair value of the warrant was $156 million on December 31, 2016 and $91 million on June 30, 2017, generating an unrealized gain of $127 million for the second quarter of 2017 and $65 million for the first six months of 2017. The change in fair value of the warrant was principally due to a decrease in Weatherford’s stock price during the first six months of 2017. The warrant valuation would be negatively affected due to an increase in the likelihood of a future share issuance.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. The interest rate swap is recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt is also adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on the fixed-rate debt is amortized to interest expense over the remaining term of the debt. As of June 30, 2017, we did not have any fair value hedge designated.

As of June 30, 2017, we had net unamortized premiums on fixed-rate debt of $5 million associated with fair value hedge terminations. These premiums are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense included in “Interest Expense, Net” on the accompanying Condensed Consolidated Statements of Operations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from “Accumulated Other Comprehensive Income (Loss)” to interest expense over the remaining term of the debt. As of June 30, 2017, we had net unamortized losses of $9 million associated with our cash flow hedge terminations. As of June 30, 2017, we did not have any cash flow hedges designated.

Foreign Currency and Warrant Derivative Instruments

At June 30, 2017 and December 31, 2016, we had outstanding foreign currency forward contracts with notional amounts aggregating to $1.2 billion and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded each period in “Other Expense, Net” on the accompanying Condensed Consolidated Statements of Operations. The total estimated fair values of our foreign currency forward contracts and warrant derivative were as follows:

(Dollars in millions)	June 30, 2017	December 31, 2016	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$8	$7	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(12)	(14)	Other Current Liabilities
Warrant on Weatherford Shares	(91)	(156)	Other Non-current Liabilities

The amount of derivative instruments’ gain or (loss) on the Condensed Consolidated Statements of Operations is in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016	Classification
Foreign currency forward contracts	$(15)	$(16)	$(22)	$10	Other Expense, Net
Warrant on Weatherford Shares	127	—	65	—	Warrant Fair Value Adjustment

11. Income Taxes

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items and pre-tax losses for which no benefit has been recognized) for the reporting period. For the three month and six month periods ended June 30, 2017, we determined that since small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for the current quarter. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will use this method each quarter until the annual effective tax rate method is deemed appropriate. For the second quarter and the first six months of 2017, we had a tax expense of $17 million and $50 million, respectively, on a loss before income taxes of $148 million and $558 million, respectively. Results for the second quarter and the first six months of 2017 include losses with no significant tax benefit. The tax expense for the second quarter and the first six months of 2017 also includes withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $10 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For both the second quarter and the first six months of 2016, we had a tax benefit of $102 million and $203 million, respectively, on a loss before income taxes of $664 million and $1.26 billion, respectively. Our results for the second quarter of 2016 include charges with no significant tax benefit principally related to $75 million of settlement charges, $78 million of bond tender premium, and $84 million of a note adjustment related to our largest customer in Venezuela, partially offset by $52 million of Zubair project gain with no significant tax expense. Our results for the first six months of 2016 include charges with no significant tax benefit principally related to $140 million of settlement charges, $31 million of currency devaluation related to the Angolan kwanza, $78 million of bond tender premium, and $84 million related to a note adjustment for our largest customer in Venezuela.

12.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the first six months of 2017 and 2016:

(Dollars in millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2015	$1	$5,502	$442	$(1,641)	$61	$4,365
Net Income (Loss)	—	—	(1,063)	—	10	(1,053)
Other Comprehensive Income	—	—	—	134	—	134
Dividends Paid to Noncontrolling Interests	—	—	—	—	(7)	(7)
Issuance of Common Shares	—	623	—	—	—	623
Issuance of Exchangeable Notes	—	97	—	—	—	97
Equity Awards Granted, Vested and Exercised	—	28	—	—	—	28
Balance at June 30, 2016	$1	$6,250	$(621)	$(1,507)	$64	$4,187

Balance at December 31, 2016	$1	$6,571	$(2,950)	$(1,610)	$56	$2,068
Net Income (Loss)	—	—	(619)	—	11	(608)
Other Comprehensive Income	—	—	—	33	—	33
Dividends Paid to Noncontrolling Interests	—	—	—	—	(10)	(10)
Equity Awards Granted, Vested and Exercised	—	41	—	—	—	41
Balance at June 30, 2017	$1	$6,612	$(3,569)	$(1,577)	$57	$1,524

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

The following table presents the changes in our accumulated other comprehensive loss by component for the second quarter of 2017 and 2016:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2015	$(1,602)	$(29)	$(10)	$(1,641)

Other Comprehensive Income before Reclassifications	132	1	—	133
Reclassifications	—	—	1	1
Net activity	132	1	1	134

Balance at June 30, 2016	$(1,470)	$(28)	$(9)	$(1,507)

Balance at December 31, 2016	$(1,614)	$13	$(9)	$(1,610)

Other Comprehensive Income before Reclassifications	74	—	—	74
Reclassifications	—	(41)	—	(41)
Net activity	74	(41)	—	33

Balance at June 30, 2017	$(1,540)	$(28)	$(9)	$(1,577)

Defined benefit pension reclassifications relate to amortization of unrecognized net gains associated primarily with our supplemental executive retirement plan.

13.  Earnings per Share

Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares and performance share units. The following table presents our basic and diluted weighted average shares outstanding for the second quarter and the first six months of 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2017	2016	2017	2016
Basic and Diluted weighted average shares outstanding	990	899	989	856

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the second quarter and the first six months of 2017 and 2016 exclude potential shares for stock options, restricted shares, performance share units, exchangeable notes, warrant outstanding and the Employee Stock Purchase Plan as we have net losses for those periods, and their inclusion would be anti-dilutive. The following table presents the number of anti-dilutive shares excluded for the second quarter and the first six months of 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2017	2016	2017	2016
Anti-dilutive potential shares due to net loss	250	43	250	24

14. Share-Based Compensation

We recognized the following employee share-based compensation expense during the second quarter and the first six months of 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Share-based compensation	$17	$17	$41	$38
Related tax benefit	—	4	—	8

During the first six months of 2017, we granted to certain employees approximately 2.9 million performance share units that will vest with continued employment if the Company meets certain market-based performance goals. The performance share units have a weighted average grant date fair value of $6.26 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a weighted average risk-free rate of 1.16%, volatility of 67% and a zero dividend yield. As of June 30, 2017, there was $16 million of unrecognized compensation expense related to our performance share units. This cost is expected to be recognized over a weighted average period of 2 years.

During the first six months of 2017, we also granted 3.9 million restricted share units at a weighted average grant date fair value of $5.38 per share. As of June 30, 2017, there was $68 million of unrecognized compensation expense related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of 2 years.

15. Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Form 10-K.

	Three Months Ended June 30, 2017
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$475	$2	$40
MENA/Asia Pacific	340	9	51
Europe/SSA/Russia	244	5	39
Latin America (a)	203	(35)	48
Subtotal	1,262	(19)	178
Land Drilling Rigs	101	(20)	23
	1,363	(39)	201
Corporate and Research and Development		(69)	3
Restructuring Charges (b)		(31)
Asset Write-Downs and Other		12
Total	$1,363	$(127)	$204

(a)
As discussed in “Note 1 – General”, in the second quarter of 2017, the Company changed its accounting for revenue related to an implied financing arrangement with our largest customer in Venezuela. The total impact of this change in the second quarter of 2017 related to prior periods is a reduction in revenues and income from operations of approximately $31 million: $8 million for the first quarter of 2017 and $23 million for the second half of 2016.

(b)
Includes restructuring charges of $31 million: $8 million in Europe/SSA/Russia, $8 million in Latin America, $8 million in North America, $5 million in MENA/Asia Pacific, $1 million in Corporate and Research and Development, and $1 million in Land Drilling Rigs.

	Three Months Ended June 30, 2016
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$401	$(101)	$58
MENA/Asia Pacific	400	50	60
Europe/SSA/Russia	243	1	48
Latin America	249	1	56
Subtotal	1,293	(49)	222
Land Drilling Rigs	109	(17)	23
	1,402	(66)	245
Corporate and Research and Development		(75)	4
Asset Write-Downs and Other Charges (c)		(154)
Restructuring Charges (d)		(51)
Litigation Charges, Net		(114)
Total	$1,402	$(460)	$249

(c)	Includes $84 million to adjust a note from our largest customer in Venezuela to fair value and other impairments and write-offs of $70 million.

(d)
Includes restructuring charges of $51 million: $15 million in North America, $10 million in Europe/SSA/Russia, $12 million in Latin America, $11 million in MENA/Asia Pacific, $2 million in Corporate and Research and Development, and $1 million in Land Drilling Rigs.

	Six Months Ended June 30, 2017
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$965	$(16)	$80
MENA/Asia Pacific	661	6	102
Europe/SSA/Russia	488	(5)	78
Latin America (a)	445	(26)	99
Subtotal	2,559	(41)	359
Land Drilling Rigs	190	(50)	47
	2,749	(91)	406
Corporate and Research and Development		(141)	6
Restructuring Charges (b)		(106)
Asset Write-Downs and Other		15
Total	$2,749	$(323)	$412

(a)
As discussed in “Note 1 – General”, in the second quarter of 2017, the Company changed its accounting for revenue related to an implied financing arrangement with our largest customer in Venezuela. The total impact of this change for the first six months of 2017 related to prior periods is a reduction in revenues and income from operations of approximately $23 million for the second half of 2016.

(b)
Includes restructuring charges of $106 million: $29 million in Europe/SSA/Russia, $27 million in Corporate and Research and Development, $23 million in North America, $16 million in Latin America, $9 million in MENA/Asia Pacific, and $2 million in Land Drilling Rigs.

	Six Months Ended June 30, 2016
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$944	$(229)	$112
MENA/Asia Pacific	761	4	121
Europe/SSA/Russia	500	—	96
Latin America	554	45	117
Subtotal	2,759	(180)	446
Land Drilling Rigs	228	(43)	45
	2,987	(223)	491
Corporate and Research and Development		(163)	8
Asset Write-Downs and Other Charges (c)		(212)
Restructuring Charges (d)		(128)
Litigation Charges, Net		(181)
Total	$2,987	$(907)	$499

(c)
Includes $84 million to adjust a note from our largest customer in Venezuela to fair value, $92 million related to impairments, write-offs and other charges and $35 million of pressure pumping related charges.

(d)
Includes restructuring charges of $128 million: $39 million in North America, $27 million in Latin America, $25 million in Europe/SSA/Russia, $20 million in MENA/Asia Pacific, $12 million in Corporate and Research and Development and $5 million in Land Drilling Rigs.

16. Disputes, Litigation and Contingencies

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the Foreign Corrupt Practices Act of 1977 and trade sanctions related to the U.S. government investigations disclosed in our SEC filings since 2007. Those shareholder derivative cases were filed in Harris County, Texas state court and consolidated under the caption Neff v. Brady, et al., No. 2010040764 (collectively referred to as the “Neff Case”). Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 201420933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss was granted May 15, 2015, and an appeal was filed on June 15, 2015. Following briefing and oral argument, on June 29, 2017, the Texas Court of Appeals denied in part and granted in part the shareholders’ appeal. The Court ruled that the shareholders lacked standing to bring claims that arose prior to the Company’s redomestication to Switzerland in 2009, and upheld the dismissal of those claims. The Court reversed as premature the trial court’s dismissal of claims arising after the redomestication and remanded to the trial court for further proceedings. We cannot reliably predict the outcome of the remaining claims, including the amount of any possible loss.

Securities Class Action Settlement

On June 30, 2015, we signed a stipulation to settle a shareholder securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (S.D.N.Y.) for $120 million subject to notice to the class and court approval. The Freedman lawsuit had been filed in the U.S. District Court for the Southern District of New York in March 2012, and alleged that we and certain current and former officers of Weatherford violated the federal securities laws in connection with the restatements of the Company’s historical financial statements announced on February 21, 2012 and July 24, 2012. On November 4, 2015, the U.S. District Court for the Southern District of New York entered a final judgment and an order approving the settlement. Pursuant to the settlement, we were required to pay $120 million, which was partially funded by insurance proceeds. There was no admission of liability or fault by a party in connection with the settlement. We are pursuing reimbursement from our insurance carriers and recovered $23 million of the settlement amount to date, of which $4 million was recovered in the second quarter of 2017.

U.S. Government and Other Investigations

The SEC and the U.S. Department of Justice (“DOJ”) investigated certain accounting issues associated with the material weakness in our internal control over financial reporting for income taxes that was disclosed in a notification of late filing on Form 12b-25 filed on March 1, 2011 and in current reports on Form 8-K filed on February 21, 2012 and on July 24, 2012 and the subsequent restatements of our historical financial statements. During the first quarter 2016, we recorded a loss contingency in the amount of $65 million and increased it to $140 million in the second quarter to reflect our best estimate of the potential settlement. As disclosed in the Form 8-K filed on September 27, 2016, the Company settled with the SEC without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the anti-fraud provisions of the Securities Act of 1933 (as amended, the “Securities Act”), and the anti-fraud, reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), and the rules promulgated thereunder. As part of the terms of the SEC settlement, the Company agreed to pay a total civil monetary penalty of $140 million. In addition, certain reports and certifications regarding our tax internal controls must be delivered to the SEC during the two years following the settlement. A payment of $50 million was made during the fourth quarter of 2016, and a payment of $30 million was made in each of January and May 2017. A final payment of $30 million is due in September 2017.

Spitzer Industries Litigation

In August 2016, after a bench trial in Harris County, Texas, the court entered a judgment of $36 million against the Company in the case of Spitzer Industries, Inc. (“Spitzer”) vs. Weatherford U.S., L.P. in connection with Spitzer’s fabrication work on two mobile capture vessels used in the cleanup of marine oil spills. We continue to maintain a reserve in the amount of the judgment, and an appellate brief was filed on June 16, 2017 to the First Court of Appeals in Houston, Texas.

Rapid Completions and Packers Plus Litigation

Several subsidiaries of the Company are defendants in a patent infringement lawsuit filed by Rapid Completions LLC (“RC”) in U.S. District Court for the Eastern District of Texas on July 31, 2015. RC claims that we and other defendants are liable for infringement of six U.S. patents related to specific downhole completion equipment and the methods of using such equipment. These patents have been assigned to Packers Plus Energy Services, Inc., a Canadian corporation (“Packers Plus”), and purportedly exclusively licensed to RC. The litigation is currently stayed pending resolution of inter partes review of each of the patents-in-suit which is pending before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office. RC is seeking a permanent injunction against further alleged infringement, unspecified damages for infringement, supplemental and enhanced damages, and additional relief such as attorneys’ fees.

On October 14, 2015, Packers Plus and RC filed suit in Federal Court in Toronto, Canada against the Company and certain subsidiaries alleging infringement of a related Canadian patent and seeking unspecified damages and an accounting of the Company’s profits. Trial on the validity of the Canadian patent was completed in March 2017. The parties are awaiting a decision from the Court, estimated to be on or before August 31, 2017. If the Federal Court upholds the validity of the patent, a trial on infringement will be held on March 12, 2018. The parties mediated both the U.S. and Canadian cases on July 5, 2017 but were unable to reach a settlement.

During the second quarter of 2017, the negotiations related to this matter progressed to a point where we recognized a liability for a loss contingency that we believe to be probable and for which a reasonable estimate could be made. In both cases, we will continue to defend ourselves vigorously. If one or more negative outcomes were to occur in either case, the impact to our financial position, results of operations or cash flows could be material.

Other Disputes and Litigation

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 were $124 million and $181 million, respectively, and as of June 30, 2017 included the remaining SEC settlement obligation of $30 million.

Other Contingencies

The contractual residual value guarantee balance of $28 million in “Other Non-Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets at December 31, 2016 was extinguished after the underlying leased equipment in our North America pressure pumping operations was purchased during the first quarter of 2017.

We have minimum purchase commitments related to supply contracts and maintain a liability at June 30, 2017 of $127 million for losses incurred on the contracts, of which $22 million is recorded in “Other Current Liabilities,” $47 million is recorded in “Other Non-Current Liabilities” and $58 million to be contributed to the OneStim joint venture is recorded in “Liabilities Held for Sale” on our Condensed Consolidated Balance Sheets.

17. New Accounting Pronouncements

Accounting Changes

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies that modification accounting is required only if the fair value, the vesting conditions, or the classification of a share-based payment award changes as a result of changes in terms or conditions of the award. We have elected to early adopt ASU 2017-09 in the second quarter of 2017 and the adoption of this ASU had no impact on our Consolidated Financial Statements.

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

We adopted ASU 2016-09 in the first quarter of 2017. We prospectively adopted the changes requiring all tax effects related to share-based payments to be recorded through the income statement and all tax related cash flows from share based payments to be presented as operating activities in the statement of cash flows. There is no cumulative effect as there is no impact from unrecognized excess tax benefits or minimum withholding requirements and prior periods have not been adjusted. We have also made an entity-wide accounting policy election to continue to estimate forfeitures and adjust the estimate when it is likely to change. We have retrospectively adopted the guidance to classify as a financing activity on the statement of cash flows all cash payments made to a taxing authority on an employee’s behalf for shares withheld for tax-withholding purposes. We have reclassified $5 million from other operating activities to other financing activities in the Statements of Cash Flows for the six months ended June 30, 2016.

Accounting Standards Issued Not Yet Adopted

In July 2017, the FASB issued ASU 2017-11, which amends the accounting for certain equity-linked financial instruments and states a down round feature no longer precludes equity classification when assessing wither the instrument is indexed to an entity’s own stock. For an equity-linked financial instrument no longer accounted for as a liability at fair value, the amendments require a down round to be treated as a dividend and a as a reduction of income available to common shareholders in basic earnings per share. The ASU is effective beginning with the first quarter of 2019, and early adoption is permitted. The ASU is required to be applied retrospectively to outstanding instruments. Weatherford is evaluating the impact that the ASU will have on our Consolidated Financial Statements and whether we will early adopt the ASU.

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

This standard will be effective for us beginning with the first quarter of 2019. We do not anticipate adopting ASU 2016-02 early, which is permitted under the standard. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective transition method but permits certain practical expedients to be applied, which may exclude certain leases that commenced before the effective date.

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

Under ASU 2014-09, we will revise our revenue recognition policy to require revenue recognition when control passes. This is a change from current policies, which generally require revenue recognition when delivery has occurred and risk and rewards of ownership have passed. The impact of these and other changes may be to delay the recognition of revenue in certain situations and to accelerate it in others. Our preliminary assessment is that the expected impact of ASU 2014-09 will have no impact for most of Weatherford’s activities, which are generally short-term in nature, although our assessment is still under evaluation. The changes are not expected to have any direct impact to our cash flows.

We intend to adopt ASU 2014-09 as of its effective date in the first quarter of 2018. ASU 2014-09 permits two transition methods: the retrospective method or the modified retrospective method. Weatherford will be applying modified retrospective method which requires the recognition of a cumulative effect as an adjustment to opening retained earnings on the initial date of adoption.

We have planned and commenced our implementation of ASU 2014-09. We are in the process of assessing differences between ASU 2014-09 and current accounting practices (gap analysis). Our approach involves comparing existing accounting requirements to the requirements under Topic 606 for each of our product lines and reviewing a sample of contracts within each product line and region. Remaining implementation matters include completing the gap analysis, implementing appropriate technology enhancements, establishing new policies, procedures, and controls, establishing appropriate presentation and disclosure changes and quantifying any adoption date adjustments.

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

The 6.80% senior notes of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2017 and December 31, 2016. At December 31, 2016, Weatherford Bermuda also guaranteed the 6.35% senior notes of Weatherford Delaware.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2017 and December 31, 2016: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes due 2039, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes, (11) 5.95% senior notes, (12) 5.875% exchangeable senior notes, (13) 7.75% senior notes, (14) 8.25% senior notes and (15) 9.875% senior notes due 2024.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended June 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,363	$—	$1,363
Costs and Expenses	(5)	19	1	(1,505)	—	(1,490)
Operating Income (Loss)	(5)	19	1	(142)	—	(127)

Other Income (Expense):
Interest Expense, Net	—	(144)	1	11	(6)	(138)
Intercompany Charges, Net	3	(82)	(41)	120	—	—
Equity in Subsidiary Income (Loss)	(296)	(304)	(39)	—	639	—
Other, Net	127	247	191	(255)	(193)	117
Income (Loss) Before Income Taxes	(171)	(264)	113	(266)	440	(148)
(Provision) Benefit for Income Taxes	—	—	—	(17)	—	(17)
Net Income (Loss)	(171)	(264)	113	(283)	440	(165)
Noncontrolling Interests	—	—	—	6	—	6
Net Income (Loss) Attributable to Weatherford	$(171)	$(264)	$113	$(289)	$440	$(171)
Comprehensive Income (Loss) Attributable to Weatherford	$(181)	$(290)	$128	$(298)	$460	$(181)

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Six Months Ended June 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda		Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—		$—	$2,749	$—	$2,749
Costs and Expenses	(8)	39		1	(3,104)	—	(3,072)
Operating Income (Loss)	(8)	39		1	(355)	—	(323)

Other Income (Expense):
Interest Expense, Net	—	(283)		(20)	15	9	(279)
Intercompany Charges, Net	4	(90)		(43)	129	—	—
Equity in Subsidiary Income (Loss)	(680)	(132)		180	—	632	—
Other, Net	65	31		52	(50)	(54)	44
Income (Loss) Before Income Taxes	(619)	(435)		170	(261)	587	(558)
(Provision) Benefit for Income Taxes	—	—		—	(50)	—	(50)
Net Income (Loss)	(619)	(435)		170	(311)	587	(608)
Noncontrolling Interests	—	—	62	—	11	—	11
Net Income (Loss) Attributable to Weatherford	$(619)	$(435)		$170	$(322)	$587	$(619)
Comprehensive Income (Loss) Attributable to Weatherford	$(586)	$(466)		$102	$(288)	$652	$(586)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Six Months Ended June 30, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,987	$—	$2,987
Costs and Expenses	(147)	—	5	(3,752)	—	(3,894)
Operating Income (Loss)	(147)	—	5	(765)	—	(907)

Other Income (Expense):
Interest Expense, Net	—	(204)	(26)	(7)	3	(234)
Intercompany Charges, Net	12	(41)	(46)	(265)	340	—
Equity in Subsidiary Income	(928)	(260)	(188)	—	1,376	—
Other, Net	—	(86)	(27)	(12)	10	(115)
Income (Loss) Before Income Taxes	(1,063)	(591)	(282)	(1,049)	1,729	(1,256)
(Provision) Benefit for Income Taxes	—	—	24	179	—	203
Net Income (Loss)	(1,063)	(591)	(258)	(870)	1,729	(1,053)
Noncontrolling Interests	—	—	—	10	—	10
Net Income (Loss) Attributable to Weatherford	$(1,063)	$(591)	$(258)	$(880)	$1,729	$(1,063)
Comprehensive Income (Loss) Attributable to Weatherford	$(929)	$(640)	$(286)	$(746)	$1,672	$(929)

Condensed Consolidating Balance Sheet
June 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$1	$154	$—	$429	$—	$584
Other Current Assets	1	—	509	4,496	(543)	4,463
Total Current Assets	2	154	509	4,925	(543)	5,047

Equity Investments in Affiliates	1,806	8,496	8,526	1,040	(19,868)	—
Intercompany Receivables, Net	—	133	—	3,578	(3,711)	—
Other Assets	—	11	3	6,991	—	7,005
Total Assets	$1,808	$8,794	$9,038	$16,534	$(24,122)	$12,052

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$119	$4	$29	$—	$152
Accounts Payable and Other Current Liabilities	38	229	—	2,504	(543)	2,228
Total Current Liabilities	38	348	4	2,533	(543)	2,380

Long-term Debt	—	7,127	156	156	99	7,538
Intercompany Payables, Net	212	—	3,499	—	(3,711)	—
Other Long-term Liabilities	91	98	91	421	(91)	610
Total Liabilities	341	7,573	3,750	3,110	(4,246)	10,528

Weatherford Shareholders’ Equity	1,467	1,221	5,288	13,367	(19,876)	1,467
Noncontrolling Interests	—	—	—	57	—	57
Total Liabilities and Shareholders’ Equity	$1,808	$8,794	$9,038	$16,534	$(24,122)	$12,052

Condensed Consolidating Balance Sheet
December 31, 2016

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$586	$4	$447	$—	$1,037
Other Current Assets	1	—	512	3,891	(531)	3,873
Total Current Assets	1	586	516	4,338	(531)	4,910

Equity Investments in Affiliates	2,415	8,669	8,301	1,037	(20,422)	—
Intercompany Receivables, Net	—	—	—	3,762	(3,762)	—
Other Assets	2	13	—	7,751	(12)	7,754
Total Assets	$2,418	$9,268	$8,817	$16,888	$(24,727)	$12,664

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$53	$94	$32	$—	$179
Accounts Payable and Other Current Liabilities	105	198	—	2,488	(542)	2,249
Total Current Liabilities	105	251	94	2,520	(542)	2,428

Long-term Debt	—	6,944	148	204	107	7,403
Intercompany Payables, Net	145	224	3,393	—	(3,762)	—
Other Long-term Liabilities	156	152	146	457	(146)	765
Total Liabilities	406	7,571	3,781	3,181	(4,343)	10,596

Weatherford Shareholders’ Equity	2,012	1,697	5,036	13,651	(20,384)	2,012
Noncontrolling Interests	—	—	—	56	—	56
Total Liabilities and Shareholders’ Equity	$2,418	$9,268	$8,817	$16,888	$(24,727)	$12,664

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(619)	$(435)	$170	$(311)	$587	$(608)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(4)	90	43	(129)	—	—
Equity in (Earnings) Loss of Affiliates	680	132	(180)	—	(632)	—
Deferred Income Tax Provision (Benefit)	—	—	—	4		4
Other Adjustments	(134)	7	(7)	452	45	363
Net Cash Provided (Used) by Operating Activities	(77)	(206)	26	16	—	(241)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(82)	—	(82)
Cash Paid for Assets Held for Sale	—	—	—	(243)	—	(243)
Acquisition of Intellectual Property	—	—	—	(9)	—	(9)
Proceeds from Sale of Assets	—	—	—	25	—	25
Payment Related to Sale of Businesses, Net	—	—	—	(1)	—	(1)
Other Investing Activities	—	—	—	(5)	—	(5)
Net Cash Provided (Used) by Investing Activities	—	—	—	(315)	—	(315)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	—	—	(96)	—	(96)
Borrowings (Repayments) Long-term Debt, Net	—	226	(89)	78	—	215
Borrowings (Repayments) Between Subsidiaries, Net	78	(452)	59	315	—	—
Other, Net	—	—	—	(20)	—	(20)
Net Cash Provided (Used) by Financing Activities	78	(226)	(30)	277	—	99
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	4	—	4
Net Increase (Decrease) in Cash and Cash Equivalents	1	(432)	(4)	(18)	—	(453)
Cash and Cash Equivalents at Beginning of Period	—	586	4	447	—	1,037
Cash and Cash Equivalents at End of Period	$1	$154	$—	$429	$—	$584

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,063)	$(591)	$(258)	$(870)	$1,729	$(1,053)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(12)	41	46	265	(340)	—
Equity in (Earnings) Loss of Affiliates	928	260	188	—	(1,376)	—
Deferred Income Tax Provision (Benefit)	—	—	(24)	(191)	—	(215)
Other Adjustments	883	(1,078)	(18)	1,155	(13)	929
Net Cash Provided (Used) by Operating Activities	736	(1,368)	(66)	359	—	(339)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(74)	—	(74)
Acquisition of Intellectual Property	—	—	—	(8)	—	(8)
Insurance Proceeds Related to Rig Loss	—	—	—	30	—	30
Proceeds from Sale of Assets and Businesses, Net	—	—	—	16	—	16
Other Investing Activities	—	—	—	(20)	—	(20)
Net Cash Provided (Used) by Investing Activities	—	—	—	(56)	—	(56)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(1,450)	—	69	—	(1,381)
Borrowings (Repayments) Long-term Debt, Net	—	3,114	(513)	(1,325)	—	1,276
Borrowings (Repayments) Between Subsidiaries, Net	(736)	(277)	557	456	—	—
Proceeds from Issuance of Ordinary Shares	—	—	—	623	—	623
Other, Net	—	—	—	(103)	—	(103)
Net Cash Provided (Used) by Financing Activities	(736)	1,387	44	(280)	—	415
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(35)	—	(35)
Net Increase (Decrease) in Cash and Cash Equivalents	—	19	(22)	(12)	—	(15)
Cash and Cash Equivalents at Beginning of Period	—	2	22	443	—	467
Cash and Cash Equivalents at End of Period	$—	$21	$—	$431	$—	$452

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

We principally provide products, equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our three business groups: (1) Formation Evaluation and Well Construction and (2) Completion and Production, and (3) Land Drilling Rigs, which together include the company’s product lines.

•
Formation Evaluation and Well Construction includes Managed-Pressure Drilling, Drilling Services, Tubular Running Services, Drilling Tools and Rental Equipment, Wireline Services, Testing and Production Services, Re-entry and Fishing, Cementing Products, Liner Systems, Reservoir Solutions and Surface Logging Systems.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
June 30, 2017	$46.04	$3.04	1,012	958
December 31, 2016	53.72	3.68	770	925
June 30, 2016	48.33	2.92	470	943

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Quarterly average rig count – Source: Baker Hughes Rig Count

During the first six months of 2017 oil prices ranged from a high of $54.45 per barrel in mid-February to a low of $42.53 per barrel in mid-June on the New York Mercantile Exchange. Natural gas ranged from a high of $3.42 MM/BTU in mid-January to a low of $2.56 MM/BTU in mid-February. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Outlook

We continued to be challenged by the continued volatility in oil prices and severe market contraction for our products and services. Market weakness and contraction has materially reduced capital spending by our customers, which has reduced our revenue, both through lower activity levels and pricing. We believe our industry will remain range bound within this ‘medium-for-longer’ price level for some time, until production growth is moderated. In the interim, we expect continuous short-term cyclical fluctuations. Adapting to this likely new paradigm, our industry must transform itself. We will continue to push innovation, both from a technical and a business model perspective, and we will deliver operational excellence to bring the cost of production down to a point at which market participants can make a decent return.

In 2017, we expect growth in North America to be driven by completion systems, artificial lift, and drilling services as rig count increases, pricing power improves and supplies tighten. Internationally, we continue to anticipate growth in the Middle East and North Africa region as a result of recent market share gains that began in the second half 2016 which will be increasing to their full scope of work in 2017 while activity in Russia will increase and Europe is expected to remain stable. We believe Latin America will remain relatively subdued in 2017 while the deepwater markets in both Sub-Sahara Africa and Asia Pacific have likely reached their bottom with no expected improvements in the near term.

With current industry conditions, steadier oil prices and an increase in spending and activity, we continue to believe that over the longer term the outlook for our businesses is favorable. As decline rates accelerate and reservoir productivity complexities increase, our clients will continue to face challenges associated with decreasing the cost of extraction activities and securing desired rates of production. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and therefore increase demand for our products and services. These factors provide us with a positive outlook for our businesses over the longer term. However, the level of improvement in our businesses in the future will depend heavily on pricing, volume of work and our ability to offer solutions to more efficiently extract hydrocarbons, control costs and penetrate new and existing markets with our newly developed technologies.

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

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the second quarter of 2017 and 2016:

	Three Months Ended
	June 30,
(Dollars and shares in millions, except per share data)	2017	2016	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$475	$401	$74	18%
MENA/Asia Pacific	340	400	(60)	(15)%
Europe/SSA/Russia	244	243	1	—%
Latin America	203	249	(46)	(18)%
Subtotal	1,262	1,293	(31)	(2)%
Land Drilling Rigs	101	109	(8)	(7)%
Total Revenues	1,363	1,402	(39)	(3)%

Operating Income (Loss):
North America	2	(101)	103	102%
MENA/Asia Pacific	9	50	(41)	(82)%
Europe/SSA/Russia	5	1	4	400%
Latin America	(35)	1	(36)	(3,600)%
Subtotal	(19)	(49)	30	61%
Land Drilling Rigs	(20)	(17)	(3)	(18)%
Total Segment Operating Loss	(39)	(66)	27	41%
Research and Development	(36)	(41)	5	12%
Corporate Expenses	(33)	(34)	1	3%
Asset Write-Downs and Other	12	(154)	166	108%
Restructuring Charges	(31)	(51)	20	39%
Litigation Charges, Net	—	(114)	114	100%
Total Operating Loss	(127)	(460)	333	72%

Interest Expense, Net	(138)	(119)	(19)	(16)%
Bond Tender Premium, Net	—	(78)	78	100%
Warrant Fair Value Adjustment	127	—	127	—%
Other Expense, Net	(10)	(7)	(3)	(43)%
Income Tax (Provision) Benefit	(17)	102	(119)	(117)%
Net Loss per Diluted Share	$(0.17)	$(0.63)	$0.46	73%
Weighted Average Diluted Shares Outstanding	990	899	(91)	(10)%
Depreciation and Amortization	$204	$249	$45	18%

The following table contains selected financial data comparing our consolidated and segment results from operations for the first six months of 2017 and 2016:

	Six Months Ended
	June 30,
(Dollars and shares in millions, except per share data)	2017	2016	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$965	$944	$21	2%
MENA/Asia Pacific	661	761	(100)	(13)%
Europe/SSA/Russia	488	500	(12)	(2)%
Latin America	445	554	(109)	(20)%
Subtotal	2,559	2,759	(200)	(7)%
Land Drilling Rigs	190	228	(38)	(17)%
Total Revenues	2,749	2,987	(238)	(8)%

Operating Income (Expense):
North America	(16)	(229)	213	93%
MENA/Asia Pacific	6	4	2	50%
Europe/SSA/Russia	(5)	—	(5)	—%
Latin America	(26)	45	(71)	(158)%
Subtotal	(41)	(180)	139	77%
Land Drilling Rigs	(50)	(43)	(7)	(16)%
Total Segment Operating Loss	(91)	(223)	132	59%
Research and Development	(75)	(86)	11	13%
Corporate Expenses	(66)	(77)	11	14%
Asset Write-Downs and Other	15	(212)	227	107%
Restructuring Charges	(106)	(128)	22	17%
Litigation Charges, Net	—	(181)	181	100%
Total Operating Loss	(323)	(907)	584	64%

Interest Expense, Net	(279)	(234)	(45)	(19)%
Bond Tender Premium, Net	—	(78)	78	100%
Warrant Fair Value Adjustment	65	—	65	—%
Currency Devaluation Charges	—	(31)	31	100%
Other Expense, Net	(21)	(6)	(15)	(250)%
Income Tax (Provision) Benefit	(50)	203	(253)	(125)%
Net Loss per Diluted Share	$(0.63)	$(1.24)	$0.61	49%
Weighted Average Diluted Shares Outstanding	989	856	(133)	(16)%
Depreciation and Amortization	$412	$499	$87	17%

Revenue Percentage by Business Group

The following chart contains the percentage distribution of our consolidated revenues by our business groups for the second quarter and the first six months of 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Formation Evaluation and Well Construction	60%	57%	59%	56%
Completion and Production	33	35	34	36
Land Drilling Rigs	7	8	7	8
Total	100%	100%	100%	100%

Consolidated Revenues

Consolidated revenues decreased $39 million, or 3%, in the second quarter and $238 million, or 8%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. Excluding the impact of our revenue recognition change in Venezuela, our second quarter revenues increased $3 million over the second quarter of 2016. Revenues in North America increased in the second quarter of 2017 and during the first six months of 2017 compared to the same periods in the prior year and decreased for the International segment and for Land Drilling Rigs in the second quarter of 2017 and during the first six months of 2017 compared to the same periods in the prior year as follows:

•
North America revenues increased $74 million, or 18%, in the second quarter of 2017 and $21 million, or 2%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively, in most product lines due to higher activity and sales. The increase was related to the 115% increase in North American rig count since the second quarter of 2016, which was partially offset by the shutdown of our U.S. pressure pumping operations in the fourth quarter of 2016. Revenues, excluding pressure pumping operations, improved $126 million, or 37%, in the second quarter of 2017 and improved $158 million, or 20%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively.

•
International segment revenues declined $105 million, or 12%, in the second quarter of 2017 and $221 million, or 12%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. The revenue decline was primarily in Latin America, Asia Pacific and the Middle East.

◦
In Latin America, the second quarter and year-to-date declines compared to the same periods of the prior year were primarily due to a change in the accounting for revenue related to an implied financing arrangement with our largest customer in Venezuela as discussed in “Note 1 – General” to our Condensed Consolidated Financial Statements. The total reduction in revenues from this change in accounting in the second quarter of 2017 includes a reduction of $31 million related to prior periods and $11 million related to the second quarter of 2017, for a total of $42 million.

◦
The MENA/Asia Pacific revenue decline in the second quarter of 2017 compared to the same period last year was primarily due to lower activity on the Zubair project. The MENA/Asia Pacific revenue decline in the first six months of 2017 compared to the same period last year was primarily due to an overall lower demand for services and continued pricing pressures, causing a broad decline in the Asia Pacific countries and in a concentration of countries in the Middle East.

•
Land Drilling Rigs revenue declined $8 million, or 7%, in the second quarter of 2017 and $38 million, or 17%, during the first six months of 2017 primarily in Saudi Arabia and Oman, partially offset by an improved operational efficiency and fully operational contracts in Algeria and Kuwait.

Operating Loss

Consolidated operating loss improved $333 million, or 72%, in the second quarter of 2017 and $584 million, or 64%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. Segment operating loss improved $27 million, or 41%, in the second quarter of 2017 and $132 million, or 59%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. The operating loss improvement was primarily due to reduced expenses from the shutdown of our pressure pumping operations in North America, the realization of savings from cost reduction measures related to headcount reductions and facility closures, and lower depreciation and amortization due to decreased capital spending. These significant cost reduction measures helped minimize the operating losses despite the revenue declines.

Consolidated operating loss for the second quarter of 2017 and 2016 also included net charges of $19 million and $319 million, respectively, and are as follows:

•	$31 million in 2017 compared to $51 million in 2016 of severance and other restructuring charges;

•
$12 million in net credits in 2017 primarily related to the amortization of unrecognized net gains associated with our supplemental executive retirement plan net of asset write-downs and other charges compared to other charges of $154 million in 2016, which primarily includes a fair value adjustment to a note from our largest customer in Venezuela, asset write-offs, pressure pumping business related charges, rig casualty loss and other charges; and

•	$114 million in 2016 of litigation charges, net.

Consolidated operating loss for the first six months of 2017 and 2016 also included net charges of $91 million and $521 million, respectively, and are as follows:

•	$106 million in 2017 compared to $128 million in 2016 of severance and other restructuring charges;

•
$15 million in net credits in 2017 primarily related to the amortization of unrecognized net gains associated with our supplemental executive retirement plan net of asset write-downs and other charges compared to other charges of $212 million in 2016, which primarily includes a fair value adjustment to a note from our largest customer in Venezuela, asset write-offs, pressure pumping business related charges, rig casualty loss and other charges; and

•	$181 million in 2016 of litigation charges, net.

For additional information regarding charges by segment, see the subsection entitled “Segment Results” below and “Note 3 – Restructuring Charges.”

Segment Results

North America

Revenues in our North America segment increased $74 million, or 18%, in the second quarter of 2017 and $21 million, or 2%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively, in most product lines due to higher drilling and completion activity. This increase in activity is related to the 115% increase in North American rig count since the second quarter of 2016, which was partially offset by the shutdown of our U.S. pressure pumping operations in the fourth quarter of 2016. Revenues, excluding pressure pumping operations, improved $126 million, or 37%, in the second quarter of 2017 and improved $158 million, or 20%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively.

Operating results in our North America segment improved $103 million, or 102%, in the second quarter of 2017 and $213 million, or 93%, during the first six months of 2017 compared to the second quarter of 2016 and the first six months of 2016, respectively. This improvement in operating results is due to reduced expenses from the shutdown of our U.S. pressure pumping operations, cost savings from facility closures, headcount reductions, and lower depreciation and amortization due to decreased capital spending. These strong cost reduction measures helped minimize the operating losses despite the revenue declines. In addition, increased activity and utilization in our artificial lift, well construction and drilling services product lines have contributed positively to improve the operating results in the second quarter and first six months of 2017.

MENA/Asia Pacific

Revenues in our MENA/Asia Pacific segment decreased $60 million, or 15%, in the second quarter of 2017 and $100 million, or 13%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. The revenue decline in the second quarter of 2017 compared to the same period last year was primarily due to lower activity on the Zubair project.

The revenue decline in the first six months of 2017 compared to the same period last year was primarily due to an overall lower demand for services and continued pricing pressure. This caused a broad revenue decline in the Asia Pacific countries, and in the Middle East, the decline was concentrated in Iraq with the Zubair project, the United Arab Emirates, Saudi Arabia and Oman, offset by an increase in Kuwait. The product lines negatively impacted in the year-to-date revenue decline over the same period of the prior year were the early production facilities, completion, well construction and drilling services, partially offset by improvements in artificial lift and secure drilling services.

Operating income in the second quarter of 2017 declined $41 million, or 82%, in the second quarter of 2017 and improved $2 million, or 50%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. The 2017 quarter-to-date decline is primarily attributable to decreased income related to the Zubair project compared to $50 million of Zubair project income recognized in the second quarter of 2016. The 2017 year-to-date improvement was primarily attributable to the absence of the $2 million of Zubair project losses realized in the first six months of 2016.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment increased $1 million in the second quarter of 2017 from $243 million and decreased $12 million, or 2%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. The second quarter of 2017 remained flat with increases in Russia offsetting decreases in Nigeria, Norway and Denmark. The decline in the first six months of 2017 was primarily concentrated in the tubular running services product line, Angola well construction and across most product lines in Kazakhstan and Norway, offset by improvements in Russia from an increase in customer activity compared to the first six months of 2016.

Operating income increased $4 million, or 400%, in the second quarter of 2017 and decreased $5 million during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. The increase in the second quarter was primarily driven by the drilling services product line and the decrease during the first six months of 2017 was primarily due to a decline in tubular running services offset by drilling services when compared to the same periods of the prior year.

Latin America

Revenues in our Latin America segment decreased $46 million, or 18%, in the second quarter of 2017 and $109 million, or 20%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. The revenues decrease in the second quarter of 2017 is primarily due to a change in the accounting for revenue related to an implied financing arrangement with our largest customer in Venezuela as discussed in “Note 1 – General” to our Condensed Consolidated Financial Statements. The total reduction in revenues from this change in accounting in the second quarter of 2017 includes a reduction of $31 million related to prior periods and $11 million related to the second quarter of 2017, for a total of $42 million.

Excluding this negative impact, revenues decreased $4 million, or 2%, in the second quarter of 2017 and $67 million, or 12%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. The adjusted decline in revenue was due to decreases concentrated in Venezuela and Trinidad in the second quarter of 2017 and Argentina, Brazil and Venezuela during the first six months of 2017 offset by improvements in Colombia from an increase in the number of operating rigs compared to the second quarter and the first six months of 2016, respectively. The product lines leading the decline were wireline and well construction.

Operating income decreased $36 million, or 3,600%, in the second quarter of 2017 and $71 million, or 158%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. The operating income decrease includes the impact from the change in accounting for revenue related to the implied financing arrangement. Additionally, there was also a decline across most product lines with a concentration in wireline, well construction, and pressure pumping as customer pricing pressures and reduced demand continue.

Land Drilling Rigs

Revenues in our Land Drilling Rigs segment decreased $8 million, or 7%, in the second quarter of 2017 and $38 million, or 17% during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. Operating loss deteriorated $3 million, or 18%, in the second quarter of 2017 and $7 million, or 16%, during the first six months of 2017 compared to the second quarter and the first six months of 2016, respectively. The decrease in revenues and operating results were primarily in Saudi Arabia and Oman, partially offset by an improved operational efficiency and fully operational contracts in Algeria and Kuwait.

Currency Devaluation Charges

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. In the first six months of 2016, currency devaluation charges of $31 million reflected the impact of the devaluation of the Angolan kwanza. In the second quarter and first six months of 2017, we had no currency devaluation charges.

Included in “Other Expense, Net” on the accompanying Condensed Consolidated Statements of Operations are other net foreign currency losses of $7 million and $13 million in the second quarter and the first six months of 2017, respectively, compared to losses of $5 million and gains of $2 million in the second quarter and the first six months of 2016, respectively. Net foreign currency gains and losses are primarily due to either the strengthening or weakening U.S. dollar compared to our foreign denominated operations and the changes in fair value of our foreign currency forward contracts and cross-currency swap contracts.

Interest Expense, Net

Net interest expense was $138 million and $279 million for the second quarter and the first six months of 2017, respectively, compared to $119 million and $234 million for the second quarter and the first six months of 2016, respectively. The increase in interest expense for the second quarter and the first six months of 2017 is primarily from higher average borrowings and interest rates in 2017 compared to 2016.

Included in net interest expense in the second quarter and the first six months of 2017 is interest income of $7 million related to the Company’s change in its accounting for revenue and receivables related to an implied financing arrangement with our largest customer in Venezuela. Please see “Note 1 – General” to our Condensed Consolidated Financial Statements for additional details.

Income Taxes

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items and pre-tax losses for which no benefit has been recognized) for the reporting period. For the three month and six month periods ended June 30, 2017, we determined that since small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for the current quarter. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will use this method each quarter until the annual effective tax rate method is deemed appropriate. For the second quarter and the first six months of 2017, we had a tax expense of $17 million and $50 million, respectively, on a loss before income taxes of $148 million and $558 million, respectively. Results for the second quarter and the first six months of 2017 include losses with no significant tax benefit. The tax expense for the second quarter and the first six months of 2017 also includes withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $10 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For both the second quarter and the first six months of 2016, we had a tax benefit of $102 million and $203 million, respectively, on a loss before income taxes of $664 million and $1.26 billion, respectively. Our results for the second quarter of 2016 include charges with no significant tax benefit principally related to $75 million of settlement charges, $78 million of bond tender premium, and $84 million of a note adjustment related to our largest customer in Venezuela, partially offset by $52 million of Zubair project gain with no significant tax expense. Our results for the first six months of 2016 include charges with no significant tax benefit principally related to $140 million of settlement charges, $31 million of currency devaluation related to the Angolan kwanza, $78 million of bond tender premium, and $84 million related to a note adjustment for our largest customer in Venezuela.

Restructuring Charges

Due to the ongoing lower than anticipated levels of exploration and production spending, we continue to reduce our overall cost structure and workforce to better align with current activity levels. The ongoing cost reduction plans which began in 2016 (the “2016 Plan”) included a workforce reduction and other cost reduction measures initiated across our geographic regions.

In connection with the 2016 Plan, we recognized restructuring charges of $31 million and $106 million in the second quarter and the first six months of 2017, respectively, which include termination (severance) charges of $22 million and $56 million, respectively, and other restructuring charges of $9 million and $38 million, respectively. The first six months of 2017 also includes restructuring related asset charges of $12 million. Other restructuring charges include contract termination costs, relocation and other associated costs. Please see “Note 3 – Restructuring Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Also in connection with the 2016 Plan, we recognized restructuring charges of $51 million and $128 million in the second quarter and the first six months of 2016, respectively, which include termination (severance) charges of $36 million and $108 million, respectively, and other restructuring charges of $15 million and $20 million, respectively. Other restructuring charges also include contract termination costs, relocation and other associated costs. Please see “Note 3 – Restructuring Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

At June 30, 2017, we had cash and cash equivalents of $584 million compared to $1 billion at December 31, 2016. The following table summarizes cash flows provided by (used in) each type of activity for the six months of 2017 and 2016:

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Net Cash Used in Operating Activities	$(241)	$(339)
Net Cash Used in Investing Activities	(315)	(56)
Net Cash Provided by Financing Activities	99	415

Operating Activities

For the six months of 2017, cash used in operating activities was $241 million compared to cash used in operating activities of $339 million in the six months of 2016. The improvement in operating cash used in 2017 compared to 2016 was primarily attributable to a decline in operating loss due to cost reduction initiatives and improved operating margins.

Investing Activities

In the first six months of 2017, the primary drivers of our investing cash flow activities are capital expenditures for property, plant and equipment and the purchase of assets held for sale. Capital expenditures were $82 million and $74 million for the six months of 2017 and 2016, respectively. The amount we spend for capital expenditures varies each year and is based on the types of contracts we enter into, our asset availability and our expectations with respect to industry activity levels in the following year. In addition, we purchased assets held for sale of $243 million related to previously leased pressure pumping equipment. Investing activities in 2017 also include cash proceeds of $25 million from the disposition of assets, partially offset by cash paid of $9 million to acquire intellectual property and other intangibles and $5 million related to the purchase of held to maturity bonds.

In the first six months of 2016, we received $30 million of insurance proceeds from the casualty loss of a rig in Kuwait and $16 million from the disposition of assets. In the second quarter of 2016, we paid $20 million for a final working capital adjustment related to the 2014 sale of our engineered chemistry and Integrity drilling fluids businesses and purchased $8 million of intellectual property and other intangibles.

Financing Activities

In the second quarter of 2017, we received proceeds, net of underwriting fees, of $251 million from the issuance of $250 million, aggregate principal amount of our 9.875% senior notes due in 2024 compared to net proceeds of $3.2 billion received in the second quarter of 2016 from the issuance of a series of offerings, including $1.265 billion aggregate principal amount of our 5.875% exchangeable senior notes, $750 million aggregate principal amount of our 7.75% senior notes, $750 million aggregate principal amount of our 8.25% senior notes and a $500 million secured term loan.

Long-term debt repayments in the first six months of 2017 were $36 million compared to approximately $1.9 billion in the first six months of 2016. The long-term debt repayments in 2016 were paid with the majority of the proceeds from the issuance of $3.2 billion in debt, mentioned previously, to fund a tender offer to buy back our 6.35% senior notes, 6.00% senior notes, 9.625% senior notes and 5.125% senior notes with a principal balance of approximately $1.9 billion. We recognized a cash loss of $78 million on the tender offer buyback transaction.

Short-term debt repayments were $96 million in the first six months of 2017 compared to $1.4 billion in the first six months of 2016. The short-term debt repayments in the first six months of 2017 were primarily for the repayment of our 6.35% senior notes with a principal balance of $88 million. The short-term debt repayments in the first six months of 2016 were primarily for the repayment of borrowings under our credit facility and repayment of our 5.50% senior notes with a principal balance of $350 million.

In the first six months of 2016, we received net proceeds of $623 million from the issuance of 115 million ordinary shares of the Company.

Sources of Liquidity

Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, accounts receivable factoring, dispositions, and availability under committed lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. From time to time we may and have entered into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Revolving Credit Facility and Secured Term Loan Agreement

We have a revolving credit facility (the “Revolving Credit Agreement”) and a secured term loan agreement (the “Term Loan Agreement” and collectively with the Revolving Credit Agreement, the “Credit Agreements”). Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants. On April 17, 2017, we amended these facilities to modify the definition of consolidated adjusted earnings before interest, tax depreciation and amortization set forth in the Credit Agreements, as well as other definitional and covenant modifications, and to reduce total commitments under the Revolving Credit Agreement from $1.38 billion to $1.199 billion. As of June 30, 2017, we were in compliance with our financial covenants as defined in the Credit Agreements as well as under our indentures. For lenders that did not extend their commitments (such lenders, representing $199 million, the “non-extending lenders”), the Revolving Credit Agreement matured in July of 2017, which will further reduce total commitments under the Revolving Credit Agreement to $1.0 billion in the third quarter of 2017. Based on our current financial projections, we believe we will continue to remain in compliance with our covenants for the remainder of 2017.

The following summarizes our borrowing availability under the Credit Agreements at June 30, 2017 (dollars in millions):

Facility	$1,599
Less uses of facility:
Revolving credit facility, secured term loan before debt issuance cost	400
Letters of credit	73
Borrowing Availability	$1,126

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At June 30, 2017, we had $7 million in short-term borrowings under these arrangements.

Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first six months of 2017, we sold accounts receivable of $78.1 million for $77.7 million, and received cash proceeds totaling $76.6 million. The loss recognized on these sales was $0.4 million. In the first six months of 2016, we sold approximately $77 million and recognized a loss of $0.3 million. Our factoring transactions in the first six months of 2017 and 2016 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

In the first quarter of 2017, Weatherford converted trade receivables of $65 million into a note from the customer with a face value of $65 million. The note had a three year term at a 4.625% stated interest rate. We reported the note as a trading security within “Other Current Assets” at fair value on the Condensed Consolidated Balance Sheets at its fair value of $58 million on March 31, 2017. The note fair value was considered a Level 2 valuation and was estimated using secondary market data for similar bonds. During the second quarter of 2017, we sold the note for $59 million.

Ratings Services’ Credit Rating

At June 30, 2017, our Standard & Poor’s Global Ratings on our senior unsecured debt and short-term debt are currently B, both with a negative outlook. Our Moody’s Investors Services credit rating on our senior unsecured debt is currently Caa1 and our short-term rating is SGL-3, both with a negative outlook. We continue to have access and expect we will continue to have access to most credit markets.

Cash Requirements

During the second half of 2017, we anticipate our cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, SEC settlement payments, severance payments and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, cash generated from operations, availability under our credit facilities, accounts receivable factoring, and if completed, proceeds from disposals of businesses or capital assets including the OneStimSM joint venture proceeds of $535 million that will be received upon closing of the joint venture formation. We anticipate that cash generated from operations will be augmented by working capital improvements, increased activity and improved margins. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. From time to time we may and have entered into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Capital expenditures for 2017 are projected to be approximately $250 million (excluding the purchase of certain leased equipment utilized in our North America pressure pumping operations for a total amount of $243 million in the first half of 2017) compared to capital expenditures of $204 million in 2016. The anticipated increase is due to higher anticipated activity in the oil and gas industry related to greater volumes of work and increased rig count. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2017. Expenditures are expected to be used primarily to support ongoing activities of our businesses and our sources of liquidity are anticipated to be sufficient to meet our needs.

Cash and cash equivalents of $584 million at June 30, 2017 are held by subsidiaries outside of Ireland. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax. As of June 30, 2017, $139 million of our cash and cash equivalents balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. Dollar conversions. Prolonged Angolan exchange limitations may and has limited our ability to repatriate earnings and exposes us to additional exchange rate risk.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The 6.80% senior notes of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2017 and December 31, 2016. At December 31, 2016, Weatherford Bermuda also guaranteed the 6.35% senior notes of Weatherford Delaware.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2017 and December 31, 2016: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes due 2039, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes, (11) 5.95% senior notes, (12) 5.875% exchangeable senior notes, (13) 7.75% senior notes, (14) 8.25% senior notes and (15) 9.875% senior notes due 2024.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See “Note 18 – Condensed Consolidating Financial Statements” to our Condensed Consolidated Financial Statements for our guarantor financial information.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of June 30, 2017, we had $509 million of letters of credit and performance and bid bonds outstanding, consisting of $436 million outstanding under various uncommitted credit facilities, of which $69 million has been cash collateralized (included in “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets), and $73 million of letters of credit outstanding under our Revolving Credit Agreement. We also have $61 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

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

•	our high level of indebtedness;

•	increases in the prices and availability of our raw materials;

•	potential non-cash asset impairment charges for long-lived assets, goodwill, intangible assets or other assets;

•	changes to our effective tax rate;

•	nonrealization of potential earnouts associated with business dispositions;

•	downturns in our industry which could affect the carrying value of our goodwill;

•	member-country quota compliance within the Organization of Petroleum Exporting Countries;

•	adverse weather conditions in certain regions of our operations;

•	our ability to realize the expected benefits from our redomestication from Switzerland to Ireland and to maintain our Swiss tax residency;

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations; and

•	limited access to capital, significantly higher cost of capital, or difficulty raising additional funds in the equity or debt capital markets.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Exchange Act and the Securities Act. For additional information regarding risks and uncertainties, see our other filings with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site www.weatherford.com under “Investor Relations” as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Other Information – Item 7A.– Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our exposure to market risk has not changed materially since December 31, 2016.

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Registration Rights Agreement, dated June 29, 2017, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and Morgan Stanley & Co. LLC. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-36504, filed with the SEC on June 29, 2017).

10.1	Form of Change of Control Agreement, entered into by Mark M. McCollum on April 24, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 15, 2016).
10.2
Form of Deed of Indemnity of Weatherford International plc entered into by Mark M. McCollum on April 24, 2017 (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K12B filed June 17, 2014).

10.3
Form of Deed of Indemnity of Weatherford International Ltd. (Bermuda) entered into by Mark M. McCollum on April 24, 2017 (incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K12B
filed June 17, 2014).

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
**101
The following materials from Weatherford International plc's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):
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

Weatherford International plc

Date: August 1, 2017	By:	/s/ Christoph Bausch
Christoph Bausch
Executive Vice President and
Chief Financial Officer

Date: August 1, 2017	By:	/s/ Doug M. Mills
Doug M. Mills
Vice President and
Chief Accounting Officer