Form 10-Q
period 2017-09-30
Weatherford International plc
filed 2017-11-01
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 23, 2017, there were 992,527,349 shares of Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Third Quarter and Nine Months Ended September 30, 2017

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2017	2016	2017	2016
Revenues:
Products	$535	$485	$1,534	$1,524
Services	925	871	2,675	2,819
Total Revenues	1,460	1,356	4,209	4,343

Costs and Expenses:
Cost of Products	480	508	1,439	1,603
Cost of Services	716	722	2,151	2,339
Research and Development	42	33	117	119
Selling, General and Administrative Attributable to Segments	230	237	676	736
Corporate General and Administrative	28	30	94	106
Long-lived Asset Impairments, Write-Downs and Other Charges	(2)	740	(17)	952
Restructuring Charges	34	22	140	150
Litigation Charges, Net	(4)	9	(4)	190
Total Costs and Expenses	1,524	2,301	4,596	6,195

Operating Loss	(64)	(945)	(387)	(1,852)

Other Income (Expense):
Interest Expense, Net	(148)	(129)	(427)	(363)
Bond Tender Premium, Net	—	—	—	(78)
Warrant Fair Value Adjustment	(7)	—	58	—
Currency Devaluation Charges	—	—	—	(31)
Other Expense, Net	(7)	(10)	(28)	(16)

Loss Before Income Taxes	(226)	(1,084)	(784)	(2,340)
Income Tax Provision	(25)	(692)	(75)	(489)
Net Loss	(251)	(1,776)	(859)	(2,829)
Net Income Attributable to Noncontrolling Interests	5	4	16	14
Net Loss Attributable to Weatherford	$(256)	$(1,780)	$(875)	$(2,843)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(0.26)	$(1.98)	$(0.88)	$(3.27)

Weighted Average Shares Outstanding:
Basic & Diluted	990	899	989	871

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Net Loss	$(251)	$(1,776)	$(859)	$(2,829)

Currency Translation Adjustments	91	(42)	165	90
Defined Benefit Pension Activity	(3)	—	(44)	1
Other	—	—	—	1
Other Comprehensive Income (Loss)	88	(42)	121	92
Comprehensive Loss	(163)	(1,818)	(738)	(2,737)
Comprehensive Income Attributable to Noncontrolling Interests	5	4	16	14
Comprehensive Loss Attributable to Weatherford	$(168)	$(1,822)	$(754)	$(2,751)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and shares in millions, except par value)	2017	2016
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$445	$1,037
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $85 in 2017 and $129 in 2016	1,236	1,383
Inventories, Net	1,752	1,802
Prepaid Expenses	266	263
Other Current Assets	409	402
Assets Held for Sale	935	23
Total Current Assets	5,043	4,910

Property, Plant and Equipment, Net of Accumulated Depreciation of $7,633 in 2017 and $7,362 in 2016	3,989	4,480
Goodwill	2,346	2,797
Other Intangible Assets, Net of Accumulated Amortization of $860 in 2017 and $801 in 2016	229	248
Equity Investments	65	66
Other Non-Current Assets	341	163
Total Assets	$12,013	$12,664

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$391	$179
Accounts Payable	815	845
Accrued Salaries and Benefits	285	291
Income Taxes Payable	223	255
Other Current Liabilities	702	858
Liabilities Held for Sale	54	—
Total Current Liabilities	2,470	2,428

Long-term Debt	7,530	7,403
Other Non-Current Liabilities	629	765
Total Liabilities	10,629	10,596

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 992 shares at September 30, 2017 and 983 shares at December 31, 2016	$1	$1
Capital in Excess of Par Value	6,641	6,571
Retained Deficit	(3,825)	(2,950)
Accumulated Other Comprehensive Loss	(1,489)	(1,610)
Weatherford Shareholders’ Equity	1,328	2,012
Noncontrolling Interests	56	56
Total Shareholders’ Equity	1,384	2,068
Total Liabilities and Shareholders’ Equity	$12,013	$12,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Cash Flows From Operating Activities:
Net Loss	$(859)	$(2,829)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	611	741
Employee Share-Based Compensation Expense	55	57
Long-Lived Asset Impairments	—	436
Restructuring and Other Asset Charges	36	130
Bad Debt Expense	3	72
Inventory Charges	66	213
Defined Benefit Pension Plan Gains	(47)	—
Litigation Charges	(4)	190
Bond Tender Premium	—	78
Deferred Income Tax Provision (Benefit)	(7)	426
Currency Devaluation Charges	—	31
Warrant Fair Value Adjustment	(58)	—
Other, Net	75	80
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(77)	185
Inventories	(94)	208
Other Current Assets	55	27
Accounts Payable	(44)	(203)
Accrued Litigation and Settlements	(93)	(12)
Other Current Liabilities	(35)	(236)
Other, Net	(67)	(38)
Net Cash Used in Operating Activities	(484)	(444)

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(147)	(136)
Acquisition of Assets Held for Sale	(244)	—
Acquisitions of Businesses, Net of Cash Acquired	(7)	(5)
Acquisition of Intellectual Property	(13)	(10)
Insurance Proceeds Related to Asset Casualty Loss	—	39
Proceeds from Sale of Assets	36	28
Payment Related to Sale of Businesses, Net	(1)	(20)
Other Investing Activities	(25)	—
Net Cash Used in Investing Activities	(401)	(104)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	250	3,153
Repayments of Long-term Debt	(53)	(1,895)
Borrowings (Repayments) of Short-term Debt, Net	118	(1,138)
Proceeds from Issuance of Ordinary Common Shares	—	623
Bond Tender Premium	—	(78)
Payment for Leased Asset Purchase	—	(87)
Other Financing Activities	(28)	(21)
Net Cash Provided by Financing Activities	287	557
Effect of Exchange Rate Changes on Cash and Cash Equivalents	6	(36)

Net Decrease in Cash and Cash Equivalents	(592)	(27)
Cash and Cash Equivalents at Beginning of Period	1,037	467
Cash and Cash Equivalents at End of Period	$445	$440

Supplemental Cash Flow Information:
Interest Paid	$434	$362
Income Taxes Paid, Net of Refunds	$71	$140
Non-cash Financing Obligations	$24	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments which, in our opinion, are considered necessary to present fairly our Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, and Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016. When referring to “Weatherford” and using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.
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

Revenue Recognition

In the second quarter of 2017, the Company changed its accounting for revenue with our largest customer in Venezuela to record a discount reflecting the time value of money and accrete the discount as interest income over the expected collection period using the effective interest method. In connection with this development, the Company corrected this immaterial error for the three and six month periods ended June 30, 2017. The impact of the correction decreased revenue and increased interest income by approximately $31 million and $4 million, respectively, for the three month period ended June 30, 2017 and reduced accounts receivable by approximately $27 million as of June 30, 2017. As of September 30, 2017, to reflect the impact of payment delays and expectation that the time to collect may exceed one year, we reclassified $158 million of accounts receivable related to this customer in Other Non-Current Assets on the accompanying Condensed Consolidated Balance Sheets.

While we are continuing to experience delays with collections on our outstanding receivables with this customer, we believe the amounts are fully collectible based on the financial position and solvency of this customer and the dependence of the Venezuelan economy on oil production from this customer. We also considered our collections history with this customer and lack of historical material allowances or write-offs to our receivables balances. Our assumptions and related judgments are sensitive to the continued significant political and economic turmoil in Venezuela. If conditions continue to deteriorate, we may be required to record allowances or write-offs to our receivables balances that could have a material impact on our financial position and results of operations.

Currency Devaluation Charges

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. In the first nine months of 2016, currency devaluation charges of $31 million reflected the impact of the devaluation of the Angolan kwanza. In the third quarter and the first nine months of 2017, we had no currency devaluation charges.

2.  Business Combinations and Divestitures

Held for Sale

On March 24, 2017, we entered a master formation agreement with affiliates of Schlumberger Limited (“Schlumberger”) to form a joint venture named “OneStimSM,” which will provide completion products and services for the development of unconventional land reservoirs in the United States and Canada. Under the terms of the master formation agreement, both parties will contribute their respective pressure pumping assets, multistage completions, and pump-down perforating businesses on land in the lower contiguous 48 states of the United States and the provinces of British Columbia, Saskatchewan, Manitoba and Alberta in Canada. In addition, we will contribute manufacturing facilities and supply chain resources to OneStim, and Schlumberger will provide the joint venture with access to its surface and downhole technologies and advanced geo-engineered workflows. At closing we will receive a one-time $535 million cash payment from Schlumberger, subject to agreed purchase price adjustments and will own a 30% equity interest in the OneStim joint venture while Schlumberger will own 70%. The transaction is expected to close in the fourth quarter of 2017 and is subject to regulatory approvals and other customary closing conditions. The carrying amounts of the major classes of assets and liabilities from our North America segment to be contributed to OneStim have been classified as held for sale in the table below.

September 30,
(Dollars in millions)	2017
Assets Held for Sale:
Inventory, Net	$89
Property, Plant and Equipment, Net	261
Goodwill	559
Total Assets	$909

Liabilities Held for Sale:
Long-term Debt	$28
Other Liabilities	26
Total Liabilities	$54

As of September 30, 2017, we also had $26 million of PP&E held for sale unrelated to the OneStim joint venture.

3. Restructuring Charges

Due to the ongoing lower than anticipated levels of exploration and production spending, we continue to reduce our overall cost structure and workforce to better align with current activity levels. The ongoing cost reduction plans, which began in 2016 and is continuing through 2017 (the “2016 Plan”), included a workforce reduction and other cost reduction measures initiated across our geographic regions.

In connection with the 2016 Plan, we recognized restructuring charges of $34 million and $140 million in the third quarter and the first nine months of 2017, respectively, which include termination (severance) charges of $15 million and $71 million, respectively, and other restructuring charges of $19 million and $57 million, respectively. Other restructuring charges include contract termination costs, relocation and other associated costs. The first nine months of 2017 also includes restructuring related asset charges of $12 million.

Also in connection with the 2016 Plan, we recognized restructuring charges of $22 million and $150 million in the third quarter and the first nine months of 2016, respectively, which include termination (severance) charges of $18 million and $126 million, respectively, and other restructuring charges of $4 million and $24 million, respectively. Other restructuring charges include contract termination costs, relocation and other associated costs.

The following tables present the components of restructuring charges by segment for the third quarter and the first nine months of 2017 and 2016.

	Three Months Ended September 30, 2017
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$1	$—	$1
MENA/Asia Pacific	4	16	20
Europe/SSA/Russia	2	—	2
Latin America	7	2	9
Subtotal	14	18	32
Land Drilling Rigs	—	—	—
Corporate and Research and Development	1	1	2
Total	$15	$19	$34

	Three Months Ended September 30, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$5	$—	$5
MENA/Asia Pacific	4	1	5
Europe/SSA/Russia	(2)	2	—
Latin America	9	1	10
Subtotal	16	4	20
Land Drilling Rigs	—	—	—
Corporate and Research and Development	2	—	2
Total	$18	$4	$22

	Nine Months Ended September 30, 2017
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$3	$21	$24
MENA/Asia Pacific	12	17	29
Europe/SSA/Russia	10	21	31
Latin America	20	5	25
Subtotal	45	64	109
Land Drilling Rigs	2	—	2
Corporate and Research and Development	24	5	29
Total	$71	$69	$140

	Nine Months Ended September 30, 2016
			Total
(Dollars in millions)	Severance	Other	Severance and
2016 Plan	Charges	Charges	Other Charges
North America	$29	$15	$44
MENA/Asia Pacific	22	3	25
Europe/SSA/Russia	21	4	25
Latin America	35	2	37
Subtotal	107	24	131
Land Drilling Rigs	5	—	5
Corporate and Research and Development	14	—	14
Total	$126	$24	$150

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of earlier 2014 and 2015 Plans, the 2016 Plan that will be paid pursuant to the respective arrangements and statutory requirements.

	At September 30, 2017
	2016 Plan		2015 and 2014 Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
North America	$1	$17	$—	$—	$18
MENA/Asia Pacific	4	11	—	—	15
Europe/SSA/Russia	2	9	—	5	16
Latin America	—	—	—	—	—
Subtotal	7	37	—	5	49
Land Drilling Rigs	—	—	—	—	—
Corporate and Research and Development	9	—	—	—	9
Total	$16	$37	$—	$5	$58
The following table presents the restructuring liability activity for the first nine months of 2017.

		Nine Months Ended September 30, 2017
(Dollars in millions)	Accrued Balance at December 31, 2016	Charges	Cash Payments	Other	Accrued Balance at September 30, 2017
2016 Plan:
Severance liability	$52	$71	$(104)	$(3)	$16
Other restructuring liability	22	57	(21)	(21)	37
2015 and 2014 Plan:
Severance liability	3	—	(3)	—	—
Other restructuring liability	9	—	(1)	(3)	5
Total severance and other restructuring liability	$86	$128	$(129)	$(27)	$58

4.  Percentage-of-Completion Contracts

We account for our long-term early production facility construction contracts in Iraq under the percentage-of-completion method. In the third quarter and the first nine months of 2017, there was no change to our cumulative estimated loss since December 31, 2016. Our net billings in excess of costs as of September 30, 2017 were $47 million and are shown in the “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets.

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

In the third quarter and the first nine months of 2016, we were break-even for our Zubair contract. As of September 30, 2016, cumulative estimated losses on our Iraq projects were $532 million, project estimates included no claims revenue, $25 million in approved change orders and $25 million of back charges.

5.  Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first nine months of 2017, we sold accounts receivable of $150 million and recognized a loss of approximately $1 million on these sales. We received cash proceeds totaling $148 million. In the first nine months of 2016, we sold approximately $102 million and recognized a loss of $0.4 million. Our factoring transactions in the first nine months of 2017 and 2016 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

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

6.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	September 30, 2017	December 31, 2016
Raw materials, components and supplies	$145	$168
Work in process	70	49
Finished goods	1,537	1,585
	$1,752	$1,802

We recognized inventory charges, including excess and obsolete and non-recurring inventory charges, totaling $66 million and $213 million in the first nine months of 2017 and 2016, respectively.

7.  Long-Lived Asset Impairments

In the first nine months of 2017, we had no long-lived asset impairment charges. During the third quarter of 2016, we recognized long-lived asset impairment charges of $436 million, of which $388 million was related to product line PP&E impairments and $48 million was related to the impairment of intangible assets. The PP&E impairment charges were related to our MENA/Asia Pacific Pressure Pumping and North America Well Construction, Drilling Services and Secure Drilling Service product lines. These impairment charges were attributed to the following segments: $235 million in North America, $109 million in MENA/Asia Pacific, $12 million in Europe/SSA/Russia, $16 million in Latin America and $16 million in Land Drilling Rigs. The intangible asset charge is related to the Well Construction and Completions businesses with $35 million attributable to the North America segment and $13 million related the Europe/SSA/Russia segment.

8.  Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2017, were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
Balance at December 31, 2016	$1,777	$189	$543	$288	$2,797
Reclassification to assets held for sale	(559)	—	—	—	(559)
Foreign currency translation adjustments	66	5	37	—	108
Balance at September 30, 2017	$1,284	$194	$580	$288	$2,346

9.  Short-Term Borrowings and Other Debt Obligations

(Dollars in millions)	September 30, 2017	December 31, 2016
Revolving Credit Agreement	$225	$—
Other short-term loans	28	2
Total short-term borrowings	253	2
Current portion of long-term debt and term loan agreement	138	177
Short-term borrowings and current portion of long-term debt	$391	$179

Revolving Credit Agreement and Secured Term Loan Agreement

At September 30, 2017, we had total commitments under our revolving credit facility (the “Revolving Credit Agreement”) maturing in July of 2019 of $1.0 billion and borrowings of $388 million under our secured term loan agreement (“the Term Loan Agreement and collectively with the Revolving Credit Agreement, the “Credit Agreements”) maturing in July of 2020. At September 30, 2017, we had $691 million available under the Credit Agreements and the following table summarizes our borrowing availability under these agreements:

(Dollars in millions)	September 30, 2017
Facilities	$1,388
Less uses of facilities:
Revolving credit agreement	225
Letters of credit	84
Secured term loan before debt issuance cost	388
Borrowing Availability	$691

Loans under the Credit Agreements are subject to varying interest rates based on whether the loan is Eurodollar loan or an alternate base rate loan. We also incur a quarterly facility fee on the amount of the Revolving Credit Agreement. For the three months ended September 30, 2017, the interest rate for the Revolving Credit Agreement was LIBOR plus a margin rate of 2.80%. For the three months ended September 30, 2017, the interest rate for the Term Loan Agreement was LIBOR plus a margin rate of 2.30%.

Our Credit Agreements contain customary events of default, including our failure to comply with our financial covenants. We must maintain a leverage ratio of no greater than 2.5 to 1, a leverage and letters of credit ratio of no greater than 3.5 to 1 and an asset coverage ratio of at least 4.0 to 1. At September 30, 2017, we were in compliance with these financial covenants.

Other Borrowings and Debt Activity

On June 26, 2017, we issued an additional $250 million aggregate principal amount of our 9.875% senior notes due 2024 (“Notes”). These Notes were issued as additional securities under an indenture pursuant to which we previously issued $540 million aggregate principal amount of our 9.875% senior notes due 2024.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At September 30, 2017, we had $28 million in short-term borrowings under these arrangements. In addition, we had $387 million of letters of credit under various uncommitted facilities, of which $72 million has been cash collateralized (included in “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets), and $59 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at September 30, 2017.

In June 2017, we repaid $88 million of our 6.35% Senior Notes on the maturity date. At September 30, 2017, the current portion of long-term debt was primarily related to $66 million of our 6.00% Senior Notes due March 2018, the $50 million current portion of our Term Loan Agreement and $22 million of current portion of capital leases and other debt.

10.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 11 – Derivative Instruments”, we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

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

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	September 30, 2017	December 31, 2016
Fair value	$7,231	$6,739
Carrying value	7,210	7,028

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

Warrant

During the fourth quarter of 2016, in conjunction with the issuance of 84.5 million ordinary shares, we issued a warrant that gives the holder the option to acquire an additional 84.5 million ordinary shares. The exercise price on the warrant is $6.43 per share and is exercisable any time prior to May 21, 2019. The warrant is classified as a liability and carried at fair value with changes in its fair value reported through earnings. The warrant participates in dividends and other distributions as if the shares subject to the warrants were outstanding. In addition, the warrant permits early redemption due to a change in control.

The warrant fair value is considered a Level 3 valuation and is estimated using a combination of the Black Scholes option valuation model and Monte-Carlo simulation. Inputs to these models include Weatherford’s share price and volatility and the risk free interest rate. The valuation also considers the probabilities of future share issuances and anticipated issuance discounts, which are considered Level 3 inputs. The fair value of the warrant was $156 million on December 31, 2016 and $98 million on September 30, 2017, generating an unrealized loss of $7 million for the third quarter of 2017 and an unrealized gain of $58 million for the first nine months of 2017. The change in fair value of the warrant during the first nine months of 2017 was principally due to a decrease in Weatherford’s stock price. The warrant valuation would be negatively affected due to an increase in the likelihood of a future share issuance.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. The interest rate swap would be recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt would be adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on the fixed-rate debt is amortized to interest expense over the remaining term of the debt. As of September 30, 2017, we did not have any fair value hedges designated.

As of September 30, 2017, we had net unamortized premiums on fixed-rate debt of $4 million associated with fair value hedge terminations. These premiums are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense included in “Interest Expense, Net” on the accompanying Condensed Consolidated Statements of Operations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from “Accumulated Other Comprehensive Income (Loss)” to interest expense over the remaining term of the debt. As of September 30, 2017, we had net unamortized losses of $9 million associated with our cash flow hedge terminations. As of September 30, 2017, we did not have any cash flow hedges designated.

Foreign Currency and Warrant Derivative Instruments

At September 30, 2017 and December 31, 2016, we had outstanding foreign currency forward contracts with notional amounts aggregating to $1.2 billion and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded each period in “Other Expense, Net” on the accompanying Condensed Consolidated Statements of Operations. The total estimated fair values of our foreign currency forward contracts and warrant derivative were as follows:

(Dollars in millions)	September 30, 2017	December 31, 2016	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$10	$7	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(5)	(14)	Other Current Liabilities
Warrant on Weatherford Shares	(98)	(156)	Other Non-current Liabilities

The amount of derivative instruments’ gain or (loss) on the Condensed Consolidated Statements of Operations is in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016	Classification
Foreign currency forward contracts	$2	$(22)	$(20)	$(12)	Other Expense, Net
Warrant on Weatherford Shares	(7)	—	58	—	Warrant Fair Value Adjustment

12. Income Taxes

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items and pre-tax losses for which no benefit has been recognized) for the reporting period. For the three month and nine months periods ended September 30, 2017, we determined that since small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for the current quarter. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will use this method each quarter until the annual effective tax rate method is deemed appropriate. For the third quarter and the first nine months of 2017, we had a tax expense of $25 million and $75 million, respectively, on a loss before income taxes of $226 million and $784 million, respectively. Results for the third quarter and the first nine months of 2017 include losses with no significant tax benefit. The tax expense for the third quarter and the first nine months of 2017 also includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

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

For both the third quarter and the first nine months of 2016, we had a tax expense of $692 million and $489 million, respectively, on a loss before income taxes of $1.1 billion and $2.3 billion, respectively. The primary component of the tax expense for the third quarter and first nine months of 2016 relates to the Company’s conclusion that certain deferred tax assets that had previously been benefited are not more likely than not to be realized. As a result, additional valuation allowances have been established for the United States and other jurisdictions.

Our results for the third quarter of 2016 include charges with no significant tax benefit principally related to $436 million of long-lived asset impairment, $198 million of excess and obsolete inventory charges, $62 million in accounts receivable reserves and write-offs, and $44 million of other asset write-offs and charges. In addition, we recorded a tax charge of $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries.

Our results for the first nine months of 2016 also include charges with no significant tax benefit principally related to $436 million of long-lived asset impairment, $213 million of excess and obsolete inventory charges, $140 million of settlement charges, $84 million related to a note adjustment for our largest customer in Venezuela, $78 million of bond tender premium, $62 million in accounts receivable reserves and write-offs, $31 million of currency devaluation related to the Angolan kwanza, $20 million in pressure pumping business related charges, and $15 million in supply agreement charges related to a non-core business divestitures. In addition, we recorded a tax charge of $526 million for the establishment of a valuation allowance, and $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries.

13.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the first nine months of 2017 and 2016:

(Dollars in millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2015	$1	$5,502	$442	$(1,641)	$61	$4,365
Net Income (Loss)	—	—	(2,843)	—	14	(2,829)
Other Comprehensive Income	—	—	—	92	—	92
Dividends Paid to Noncontrolling Interests	—	—	—	—	(15)	(15)
Issuance of Common Shares	—	623	—	—	—	623
Issuance of Exchangeable Notes	—	97	—	—	—	97
Equity Awards Granted, Vested and Exercised	—	51	—	—	—	51
Other	—	—	—	—	(1)	(1)
Balance at September 30, 2016	$1	$6,273	$(2,401)	$(1,549)	$59	$2,383

Balance at December 31, 2016	$1	$6,571	$(2,950)	$(1,610)	$56	$2,068
Net Income (Loss)	—	—	(875)	—	16	(859)
Other Comprehensive Income	—	—	—	121	—	121
Dividends Paid to Noncontrolling Interests	—	—	—	—	(16)	(16)
Equity Awards Granted, Vested and Exercised	—	70	—	—	—	70
Balance at September 30, 2017	$1	$6,641	$(3,825)	$(1,489)	$56	$1,384

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

The following table presents the changes in our accumulated other comprehensive loss by component for the first nine months of 2017 and 2016:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2015	$(1,602)	$(29)	$(10)	$(1,641)

Other Comprehensive Income before Reclassifications	90	1	—	91
Reclassifications	—	—	1	1
Net activity	90	1	1	92

Balance at September 30, 2016	$(1,512)	$(28)	$(9)	$(1,549)

Balance at December 31, 2016	$(1,614)	$13	$(9)	$(1,610)

Other Comprehensive Income before Reclassifications	165	—	—	165
Reclassifications	—	(44)	—	(44)
Net activity	165	(44)	—	121

Balance at September 30, 2017	$(1,449)	$(31)	$(9)	$(1,489)

Defined benefit pension reclassifications relate to amortization of unrecognized net gains associated primarily with our supplemental executive retirement plan.

14.  Earnings per Share

Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares and performance share units. The following table presents our basic and diluted weighted average shares outstanding for the third quarter and the first nine months of 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2017	2016	2017	2016
Basic and Diluted weighted average shares outstanding	990	899	989	871

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the third quarter and the first nine months of 2017 and 2016 exclude potential shares for stock options, restricted shares, performance share units, exchangeable notes, warrant outstanding and the Employee Stock Purchase Plan as we have net losses for those periods, and their inclusion would be anti-dilutive. The following table presents the number of anti-dilutive shares excluded for the third quarter and the first nine months of 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2017	2016	2017	2016
Anti-dilutive potential shares due to net loss	250	166	250	71

15. Share-Based Compensation

We recognized the following employee share-based compensation expense during the third quarter and the first nine months of 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Share-based compensation	$14	$19	$55	$57
Related tax benefit	—	(8)	—	—

During the first nine months of 2017, we granted to certain employees approximately 3.1 million performance share units that will vest with continued employment if the Company meets certain market-based performance goals. The performance share units have a weighted average grant date fair value of $6.06 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a weighted average risk-free rate of 1.17%, volatility of 67% and a zero dividend yield. As of September 30, 2017, there was $12 million of unrecognized compensation expense related to our performance share units. This cost is expected to be recognized over a weighted average period of less than 2 years.

During the first nine months of 2017, we also granted 5 million restricted share units at a weighted average grant date fair value of $5.11 per share. As of September 30, 2017, there was $55 million of unrecognized compensation expense related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of less than 2 years.

16. Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Form 10-K. In the beginning of the fourth quarter of 2017, management commenced with the implementation of internal changes to the Company’s organization structure and as a result we are in the process of reassessing our reportable segments. See “Note 20 – Subsequent Event” for additional information.

	Three Months Ended September 30, 2017
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$538	$33	$39
MENA/Asia Pacific	335	8	49
Europe/SSA/Russia	252	14	36
Latin America	229	(5)	49
Subtotal	1,354	50	173
Land Drilling Rigs	106	(16)	23
	1,460	34	196
Corporate and Research and Development		(70)	3
Restructuring Charges (a)		(34)
Asset Write-Downs and Other		2
Litigation Credit		4
Total	$1,460	$(64)	$199

(a)
Includes restructuring charges of $34 million: $20 million in MENA/Asia Pacific, $9 million in Latin America, $2 million in Europe/SSA/Russia, $2 million in Corporate and Research and Development, and $1 million in North America.

	Three Months Ended September 30, 2016
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$449	$(95)	$55
MENA/Asia Pacific	329	(8)	60
Europe/SSA/Russia	225	(3)	45
Latin America	255	14	56
Subtotal	1,258	(92)	216
Land Drilling Rigs	98	(19)	22
	1,356	(111)	238
Corporate and Research and Development		(63)	4
Long-lived Asset Impairments, Write-Downs and Other Charges (b)		(740)
Restructuring Charges (c)		(22)
Litigation Charges, Net		(9)
Total	$1,356	$(945)	$242

(b)
Includes $436 million in long-lived asset impairments, $198 million in inventory write-downs, $62 million in accounts receivable reserves and write-offs, and $44 million of other asset write-offs and charges.

(c)	Includes restructuring charges of $22 million: $10 million in Latin America, $5 million in North America, $5 million in MENA/Asia Pacific, and $2 million in Corporate and Research and Development.

	Nine Months Ended September 30, 2017
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$1,503	$17	$119
MENA/Asia Pacific	996	14	151
Europe/SSA/Russia	740	9	114
Latin America (a)	674	(31)	148
Subtotal	3,913	9	532
Land Drilling Rigs	296	(66)	70
	4,209	(57)	602
Corporate and Research and Development		(211)	9
Restructuring Charges (b)		(140)
Asset Write-Downs and Other		17
Litigation Credit		4
Total	$4,209	$(387)	$611

(a)
In the second quarter of 2017, the Company changed its accounting for revenue with our largest customer in Venezuela. The total impact of this change for the first six months of 2017 related to prior periods is a reduction in revenues and income from operations of approximately $23 million for the second half of 2016. See “Note 1 – General” for additional details.

(b)
Includes restructuring charges of $140 million: $31 million in Europe/SSA/Russia, $29 million in MENA/Asia Pacific, $29 million in Corporate and Research and Development, $25 million in Latin America, $24 million in North America, and $2 million in Land Drilling Rigs.

	Nine Months Ended September 30, 2016
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization
North America	$1,393	$(324)	$167
MENA/Asia Pacific	1,090	(4)	181
Europe/SSA/Russia	725	(3)	141
Latin America	809	59	173
Subtotal	4,017	(272)	662
Land Drilling Rigs	326	(62)	67
	4,343	(334)	729
Corporate and Research and Development		(226)	12
Long-lived Asset Impairments, Write-Downs and Other Charges (c)		(952)
Restructuring Charges (d)		(150)
Litigation Charges, Net		(190)
Total	$4,343	$(1,852)	$741

(c)
Includes $436 million in long-lived asset impairments, $213 million in inventory write-downs, $121 million in other asset write-offs and charges, $84 million to adjust a note from our largest customer in Venezuela to fair value, $62 million in accounts receivable reserves and write-offs, $20 million in pressure pumping related charges, and $15 million in supply agreement charges related to a non-core business divestiture.

(d)
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

U.S. Government and Other Investigations

The SEC and the U.S. Department of Justice (“DOJ”) investigated certain accounting issues associated with the material weakness in our internal control over financial reporting for income taxes that was disclosed in a notification of late filing on Form 12b-25 filed on March 1, 2011 and in current reports on Form 8-K filed on February 21, 2012 and on July 24, 2012 and the subsequent restatements of our historical financial statements. During the first quarter 2016, we recorded a loss contingency in the amount of $65 million and increased it to $140 million in the second quarter to reflect our best estimate of the potential settlement. As disclosed in the Form 8-K filed on September 27, 2016, the Company settled with the SEC without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the anti-fraud provisions of the Securities Act of 1933 (as amended, the “Securities Act”), and the anti-fraud, reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), and the rules promulgated thereunder. As part of the terms of the SEC settlement, the Company agreed to pay a total civil monetary penalty of $140 million. In addition, certain reports and certifications regarding our tax internal controls must be delivered to the SEC during the two years following the settlement. We have completed two of three such reports and expect the final report to be delivered when due in March of 2018. A payment of $50 million was made during the fourth quarter of 2016, and a payment of $30 million was made in each of January and May 2017. A final payment of $30 million was made in September 2017.

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

Rapid Completions and Packers Plus Litigation

Several subsidiaries of the Company are defendants in a patent infringement lawsuit filed by Rapid Completions LLC (“RC”) in U.S. District Court for the Eastern District of Texas on July 31, 2015. RC claims that we and other defendants are liable for infringement of seven U.S. patents related to specific downhole completion equipment and the methods of using such equipment. These patents have been assigned to Packers Plus Energy Services, Inc., a Canadian corporation (“Packers Plus”), and purportedly exclusively licensed to RC. The litigation is currently stayed pending resolution of inter partes reviews of each of the patents-in-suit, which are pending before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“USPTO”). RC is seeking a permanent injunction against further alleged infringement, unspecified damages for infringement, supplemental and enhanced damages, and additional relief such as attorneys’ fees. The Company has filed a counterclaim against Packers Plus, seeking declarations of non-infringement, invalidity, and unenforceability of the patents-in-suit on the grounds of inequitable conduct before the USPTO. The Company is seeking attorneys’ fees and costs incurred in the lawsuit.

On October 14, 2015, Packers Plus and RC filed suit in Federal Court in Toronto, Canada against the Company and certain subsidiaries alleging infringement of a related Canadian patent and seeking unspecified damages and an accounting of the Company’s profits. Trial on the validity of the Canadian patent was completed in March 2017. The parties are still awaiting a decision from the Court. If the Federal Court upholds the validity of the patent, a trial on infringement will be held in September 2018. The parties mediated both the U.S. and Canadian cases on July 5, 2017, but were unable to reach a settlement.

During the second quarter of 2017, the negotiations related to this matter progressed to a point where we recognized a liability for a loss contingency that we believe to be probable and for which a reasonable estimate could be made. The estimate remains unchanged as of September 30, 2017. In both cases, we will continue to defend ourselves vigorously. If one or more negative outcomes were to occur in either case, the impact to our financial position, results of operations, or cash flows could be material.

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 were $91 million and $181 million, respectively.

Other Contingencies

The contractual residual value guarantee balance of $28 million in “Other Non-Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets at December 31, 2016 was extinguished after the underlying leased equipment in our North America pressure pumping operations was purchased during the first quarter of 2017.

We have minimum purchase commitments related to supply contracts and maintain a liability at September 30, 2017 of $122 million for losses incurred on the contracts, of which $52 million is recorded in “Other Current Liabilities,” $47 million is recorded in “Other Non-Current Liabilities” and $23 million to be contributed to the OneStim joint venture is recorded in “Liabilities Held for Sale” on our Condensed Consolidated Balance Sheets.

18. New Accounting Pronouncements

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

We adopted ASU 2016-09 in the first quarter of 2017. We prospectively adopted the changes requiring all tax effects related to share-based payments to be recorded through the income statement and all tax related cash flows from share based payments to be presented as operating activities in the statement of cash flows. There is no cumulative effect as there is no impact from unrecognized excess tax benefits or minimum withholding requirements and prior periods have not been adjusted. We have also made an entity-wide accounting policy election to continue to estimate forfeitures and adjust the estimate when it is likely to change. We have retrospectively adopted the guidance to classify as a financing activity on the statement of cash flows all cash payments made to a taxing authority on an employee’s behalf for shares withheld for tax-withholding purposes. We have reclassified $5 million from other operating activities to other financing activities in the Statements of Cash Flows for the nine months ended September 30, 2016.

Accounting Standards Issued Not Yet Adopted

In July 2017, the FASB issued ASU 2017-11, which amends the accounting for certain equity-linked financial instruments and states a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. For an equity-linked financial instrument no longer accounted for as a liability at fair value, the amendments require a down round to be treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. The ASU is effective beginning with the first quarter of 2019, and early adoption is permitted. The ASU is required to be applied retrospectively to outstanding instruments. Weatherford is evaluating the impact that the ASU will have on our Consolidated Financial Statements and whether we will early adopt the ASU.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. The intra-entity exception is being eliminated under the ASU. The standard is required to be applied on a modified retrospective basis and will be effective beginning with the first quarter of 2018.  Early adoption is permitted.  We estimate that the impact that this new standard will have on our Consolidated Financial Statements will be a reversal of $110 million of prepaid taxes through  retained earnings.

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

We have planned and commenced our implementation of ASU 2014-09. We have substantially completed an assessment of the differences between ASU 2014-09 and current accounting practices (gap analysis). Our approach involved comparing existing accounting requirements to the requirements under Topic 606 for each of our product lines and reviewing a sample of contracts within each product line and region. We are currently in the process of establishing new policies, procedures, and controls, establishing appropriate presentation and disclosure changes and quantifying any adoption date adjustments. Although not finalized, based on the implementation efforts performed, management’s assessment is that ASU 2014-09 is not expected to materially affect us. Any changes are not expected to have any direct impact to our cash flows.

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

The 6.80% senior notes of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2017 and December 31, 2016. At December 31, 2016, Weatherford Bermuda also guaranteed the 6.35% senior notes of Weatherford Delaware.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2017 and December 31, 2016: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes due 2039, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes, (11) 5.95% senior notes, (12) 5.875% exchangeable senior notes, (13) 7.75% senior notes, (14) 8.25% senior notes and (15) 9.875% senior notes due 2024.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended September 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,460	$—	$1,460
Costs and Expenses	(3)	6	1	(1,528)	—	(1,524)
Operating Income (Loss)	(3)	6	1	(68)	—	(64)

Other Income (Expense):
Interest Expense, Net	—	(149)	(10)	6	5	(148)
Intercompany Charges, Net	(2)	1	(59)	60	—	—
Equity in Subsidiary Income (Loss)	(244)	(518)	(445)	—	1,207	—
Other, Net	(7)	(54)	(53)	48	52	(14)
Income (Loss) Before Income Taxes	(256)	(714)	(566)	46	1,264	(226)
(Provision) Benefit for Income Taxes	—	—	—	(25)	—	(25)
Net Income (Loss)	(256)	(714)	(566)	21	1,264	(251)
Noncontrolling Interests	—	—	—	5	—	5
Net Income (Loss) Attributable to Weatherford	$(256)	$(714)	$(566)	$16	$1,264	$(256)
Comprehensive Income (Loss) Attributable to Weatherford	$(168)	$(687)	$(538)	$104	$1,121	$(168)

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Nine Months Ended September 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda		Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—		$—	$4,209	$—	$4,209
Costs and Expenses	(11)	45		2	(4,632)	—	(4,596)
Operating Income (Loss)	(11)	45		2	(423)	—	(387)

Other Income (Expense):
Interest Expense, Net	—	(432)		(30)	21	14	(427)
Intercompany Charges, Net	2	(89)		(102)	189	—	—
Equity in Subsidiary Income (Loss)	(924)	(650)		(265)	—	1,839	—
Other, Net	58	(23)		(1)	(2)	(2)	30
Income (Loss) Before Income Taxes	(875)	(1,149)		(396)	(215)	1,851	(784)
(Provision) Benefit for Income Taxes	—	—		—	(75)	—	(75)
Net Income (Loss)	(875)	(1,149)		(396)	(290)	1,851	(859)
Noncontrolling Interests	—	—	62	—	16	—	16
Net Income (Loss) Attributable to Weatherford	$(875)	$(1,149)		$(396)	$(306)	$1,851	$(875)
Comprehensive Income (Loss) Attributable to Weatherford	$(754)	$(1,153)		$(436)	$(184)	$1,773	$(754)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Nine Months Ended September 30, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$4,343	$—	$4,343
Costs and Expenses	(150)	(6)	4	(6,043)	—	(6,195)
Operating Income (Loss)	(150)	(6)	4	(1,700)	—	(1,852)

Other Income (Expense):
Interest Expense, Net	—	(331)	(39)	—	7	(363)
Intercompany Charges, Net	9	(30)	(96)	(223)	340	—
Equity in Subsidiary Income	(2,702)	(1,922)	(1,479)	—	6,103	—
Other, Net	—	(148)	(76)	48	51	(125)
Income (Loss) Before Income Taxes	(2,843)	(2,437)	(1,686)	(1,875)	6,501	(2,340)
(Provision) Benefit for Income Taxes	—	—	(114)	(375)	—	(489)
Net Income (Loss)	(2,843)	(2,437)	(1,800)	(2,250)	6,501	(2,829)
Noncontrolling Interests	—	—	—	14	—	14
Net Income (Loss) Attributable to Weatherford	$(2,843)	$(2,437)	$(1,800)	$(2,264)	$6,501	$(2,843)
Comprehensive Income (Loss) Attributable to Weatherford	$(2,751)	$(2,501)	$(1,840)	$(2,173)	$6,514	$(2,751)

Condensed Consolidating Balance Sheet
September 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$57	$—	$388	$—	$445
Other Current Assets	1	—	512	4,628	(543)	4,598
Total Current Assets	1	57	512	5,016	(543)	5,043

Equity Investments in Affiliates	1,662	7,979	8,025	1,028	(18,694)	—
Intercompany Receivables, Net	—	219	—	3,571	(3,790)	—
Other Assets	—	10	4	6,956	—	6,970
Total Assets	$1,663	$8,265	$8,541	$16,571	$(23,027)	$12,013

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$344	$—	$47	$—	$391
Accounts Payable and Other Current Liabilities	6	138	—	2,478	(543)	2,079
Total Current Liabilities	6	482	—	2,525	(543)	2,470

Long-term Debt	—	7,127	161	148	94	7,530
Intercompany Payables, Net	232	—	3,559	—	(3,791)	—
Other Long-term Liabilities	97	150	143	382	(143)	629
Total Liabilities	335	7,759	3,863	3,055	(4,383)	10,629

Weatherford Shareholders’ Equity	1,328	506	4,678	13,460	(18,644)	1,328
Noncontrolling Interests	—	—	—	56	—	56
Total Liabilities and Shareholders’ Equity	$1,663	$8,265	$8,541	$16,571	$(23,027)	$12,013

Condensed Consolidating Balance Sheet
December 31, 2016

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$586	$4	$447	$—	$1,037
Other Current Assets	1	—	512	3,891	(531)	3,873
Total Current Assets	1	586	516	4,338	(531)	4,910

Equity Investments in Affiliates	2,415	8,669	8,301	1,037	(20,422)	—
Intercompany Receivables, Net	—	—	—	3,762	(3,762)	—
Other Assets	2	13	—	7,751	(12)	7,754
Total Assets	$2,418	$9,268	$8,817	$16,888	$(24,727)	$12,664

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$53	$94	$32	$—	$179
Accounts Payable and Other Current Liabilities	105	198	—	2,488	(542)	2,249
Total Current Liabilities	105	251	94	2,520	(542)	2,428

Long-term Debt	—	6,944	148	204	107	7,403
Intercompany Payables, Net	145	224	3,393	—	(3,762)	—
Other Long-term Liabilities	156	152	146	457	(146)	765
Total Liabilities	406	7,571	3,781	3,181	(4,343)	10,596

Weatherford Shareholders’ Equity	2,012	1,697	5,036	13,651	(20,384)	2,012
Noncontrolling Interests	—	—	—	56	—	56
Total Liabilities and Shareholders’ Equity	$2,418	$9,268	$8,817	$16,888	$(24,727)	$12,664

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(875)	$(1,149)	$(396)	$(290)	$1,851	$(859)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(2)	89	102	(189)	—	—
Equity in (Earnings) Loss of Affiliates	924	650	265	—	(1,839)	—
Deferred Income Tax Provision (Benefit)	—	—	—	(7)		(7)
Other Adjustments	(129)	241	52	230	(12)	382
Net Cash Provided (Used) by Operating Activities	(82)	(169)	23	(256)	—	(484)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(147)	—	(147)
Cash Paid for Assets Held for Sale	—	—	—	(244)	—	(244)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(7)	—	(7)
Acquisition of Intellectual Property	—	—	—	(13)	—	(13)
Proceeds from Sale of Assets	—	—	—	36	—	36
Payment Related to Sale of Businesses, Net	—	—	—	(1)	—	(1)
Other Investing Activities	—	—	—	(25)	—	(25)
Net Cash Provided (Used) by Investing Activities	—	—	—	(401)	—	(401)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	225	—	(107)	—	118
Borrowings (Repayments) Long-term Debt, Net	—	212	(94)	79	—	197
Borrowings (Repayments) Between Subsidiaries, Net	82	(797)	67	648	—	—
Other, Net	—	—	—	(28)	—	(28)
Net Cash Provided (Used) by Financing Activities	82	(360)	(27)	592	—	287
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	6	—	6
Net Increase (Decrease) in Cash and Cash Equivalents	—	(529)	(4)	(59)	—	(592)
Cash and Cash Equivalents at Beginning of Period	—	586	4	447	—	1,037
Cash and Cash Equivalents at End of Period	$—	$57	$—	$388	$—	$445

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,843)	$(2,437)	$(1,800)	$(2,250)	$6,501	$(2,829)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(9)	30	96	223	(340)	—
Equity in (Earnings) Loss of Affiliates	2,702	1,922	1,479	—	(6,103)	—
Deferred Income Tax Provision (Benefit)	—	—	114	312	—	426
Other Adjustments	877	180	327	633	(58)	1,959
Net Cash Provided (Used) by Operating Activities	727	(305)	216	(1,082)	—	(444)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(136)	—	(136)
Acquisitions of Intellectual Property	—	—	—	(5)	—	(5)
Acquisition of Intellectual Property	—	—	—	(10)	—	(10)
Insurance Proceeds Related to Rig Loss	—	—	—	39	—	39
Proceeds from Sale of Assets and Businesses, Net	—	—	—	28	—	28
Other Investing Activities	—	—	—	(20)	—	(20)
Net Cash Provided (Used) by Investing Activities	—	—	—	(104)	—	(104)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(1,167)	—	29	—	(1,138)
Borrowings (Repayments) Long-term Debt, Net	—	1,834	(515)	(61)	—	1,258
Borrowings (Repayments) Between Subsidiaries, Net	(727)	(343)	277	793	—	—
Proceeds from Issuance of Ordinary Shares	—	—	—	623	—	623
Other, Net	—	—	—	(186)	—	(186)
Net Cash Provided (Used) by Financing Activities	(727)	324	(238)	1,198	—	557
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(36)	—	(36)
Net Increase (Decrease) in Cash and Cash Equivalents	—	19	(22)	(24)	—	(27)
Cash and Cash Equivalents at Beginning of Period	—	2	22	443	—	467
Cash and Cash Equivalents at End of Period	$—	$21	$—	$419	$—	$440

20. Subsequent Events

At the end of the third quarter of 2017, changes to the Company’s organization structure were internally announced by the Company’s management.  Implementation of these changes commenced in the beginning of the fourth quarter of 2017, and, as a result, we are in the process of reassessing our reportable segments. The reportable segment changes will be based on management’s organization and view of Weatherford’s business when making operating decisions and assessing performance. The purpose of the internal changes is to flatten the organization structure, reduce our costs and accelerate decision-making processes. These internal reporting changes, including changes to our reportable segments, will occur during the rest of the fourth quarter of 2017. The Company will begin reporting new reportable segments in the fourth quarter earnings release and the 2017 annual financial statements on Form 10-K and all prior periods reported will reflect the reportable segment changes.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
September 30, 2017	$51.67	$3.01	1,154	947
December 31, 2016	53.72	3.68	770	925
September 30, 2016	48.24	2.91	600	936

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Quarterly average rig count – Source: Baker Hughes Rig Count

During the first nine months of 2017 oil prices ranged from a high of $54.45 per barrel in mid-February to a low of $42.53 per barrel in mid-June on the New York Mercantile Exchange. Natural gas ranged from a high of $3.42 MM/BTU in mid-January to a low of $2.56 MM/BTU in mid-February. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Outlook

Our results for the nine months of 2017 continued to be challenged by the continued volatility in oil prices and severe market contraction for our products and services. Market weakness and contraction has materially reduced capital spending by our customers, which has reduced our revenue, both through lower activity levels and pricing. We believe our industry will remain range bound within this ‘medium-for-longer’ price level for some time, until production growth is moderated. In the interim, we expect continuous short-term cyclical fluctuations. Adapting to this likely new paradigm, our industry must transform itself. We will continue to push innovation, both from a technical and a business model perspective, and we will deliver operational excellence to bring the cost of production down to a point at which market participants can make a decent return. This includes commencing in the fourth quarter a transformation program to generate cost savings through flattening our structure, driving process changes, improving the efficiency of our supply chain and sales organizations and continuing to rationalize our manufacturing footprint.

For the remainder of 2017, we expect growth in North America to be driven by completion systems, artificial lift, and drilling services as rig count increases, pricing power improves and supplies tighten. Internationally, we continue to anticipate growth in the Middle East and North Africa region as a result of recent market share gains that began in the second half 2016 which will be increasing to their full scope of work for the remainder of 2017, while activity in Russia will increase and Europe is expected to remain stable. We believe Latin America will remain relatively subdued for the remainder of 2017 while the deepwater markets in both Sub-Sahara Africa and Asia Pacific have likely reached their bottom with no expected improvements in the near term.

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

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and/or objectives. We announced in March of 2017 that we will be contributing our North America land pressure pumping assets, multistage completions, and pump-down perforating businesses into a joint venture with Schlumberger named OneStimSM. It is also our intention to divest our remaining land drilling rigs when market conditions improve. Upon completion, the cash proceeds from any divestitures are expected to be used for working capital or to repay or repurchase debt. Any such debt reduction may include the repurchase of our outstanding senior notes prior to their maturity in the open market or through a privately negotiated transaction or otherwise.

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

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the third quarter of 2017 and 2016:

	Three Months Ended
	September 30,
(Dollars and shares in millions, except per share data)	2017	2016	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$538	$449	$89	20%
MENA/Asia Pacific	335	329	6	2%
Europe/SSA/Russia	252	225	27	12%
Latin America	229	255	(26)	(10)%
Subtotal	1,354	1,258	96	8%
Land Drilling Rigs	106	98	8	8%
Total Revenues	1,460	1,356	104	8%

Operating Income (Loss):
North America	33	(95)	128	135%
MENA/Asia Pacific	8	(8)	16	200%
Europe/SSA/Russia	14	(3)	17	567%
Latin America	(5)	14	(19)	(136)%
Subtotal	50	(92)	142	154%
Land Drilling Rigs	(16)	(19)	3	16%
Total Segment Operating Income (Loss)	34	(111)	145	131%
Research and Development	(42)	(33)	(9)	(27)%
Corporate Expenses	(28)	(30)	2	7%
Long-lived Asset Impairments, Write-Downs and Other Charges	2	(740)	742	100%
Restructuring Charges	(34)	(22)	(12)	(55)%
Litigation Charges, Net	4	(9)	13	144%
Total Operating Loss	(64)	(945)	881	93%

Interest Expense, Net	(148)	(129)	(19)	(15)%
Warrant Fair Value Adjustment	(7)	—	(7)	—%
Other Expense, Net	(7)	(10)	3	30%
Income Tax Provision	(25)	(692)	667	96%
Net Loss per Diluted Share	$(0.26)	$(1.98)	$1.72	87%
Weighted Average Diluted Shares Outstanding	990	899	(91)	(10)%
Depreciation and Amortization	$199	$242	$43	18%

The following table contains selected financial data comparing our consolidated and segment results from operations for the first nine months of 2017 and 2016:

	Nine Months Ended
	September 30,
(Dollars and shares in millions, except per share data)	2017	2016	Favorable (Unfavorable)	Percentage Change
Revenues:
North America	$1,503	$1,393	$110	8%
MENA/Asia Pacific	996	1,090	(94)	(9)%
Europe/SSA/Russia	740	725	15	2%
Latin America	674	809	(135)	(17)%
Subtotal	3,913	4,017	(104)	(3)%
Land Drilling Rigs	296	326	(30)	(9)%
Total Revenues	4,209	4,343	(134)	(3)%

Operating Income (Loss):
North America	17	(324)	341	105%
MENA/Asia Pacific	14	(4)	18	450%
Europe/SSA/Russia	9	(3)	12	400%
Latin America	(31)	59	(90)	(153)%
Subtotal	9	(272)	281	103%
Land Drilling Rigs	(66)	(62)	(4)	(6)%
Total Segment Operating Loss	(57)	(334)	277	83%
Research and Development	(117)	(119)	2	2%
Corporate Expenses	(94)	(107)	13	12%
Long-lived Asset Impairments, Write-Downs and Other Charges	17	(952)	969	102%
Restructuring Charges	(140)	(150)	10	7%
Litigation Charges, Net	4	(190)	194	102%
Total Operating Loss	(387)	(1,852)	1,465	79%

Interest Expense, Net	(427)	(363)	(64)	(18)%
Bond Tender Premium, Net	—	(78)	78	100%
Warrant Fair Value Adjustment	58	—	58	—%
Currency Devaluation Charges	—	(31)	31	100%
Other Expense, Net	(28)	(16)	(12)	(75)%
Income Tax Provision	(75)	(489)	414	85%
Net Loss per Diluted Share	$(0.88)	$(3.27)	$2.39	73%
Weighted Average Diluted Shares Outstanding	989	871	(118)	(14)%
Depreciation and Amortization	$611	$741	$130	18%

Revenue Percentage by Business Group

The following chart contains the percentage distribution of our consolidated revenues by our business groups for the third quarter and the first nine months of 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Formation Evaluation and Well Construction	59%	57%	59%	56%
Completion and Production	34	36	34	36
Land Drilling Rigs	7	7	7	8
Total	100%	100%	100%	100%

Consolidated Revenues

Consolidated revenues increased $104 million, or 8%, in the third quarter and decreased $134 million, or 3%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively. Revenues increased across the regions, except Latin America, in the third quarter of 2017 compared to the same period of the prior year. Revenue decreases in Latin America, MENA/Asia Pacific and Land Drilling Rigs during the first nine months of 2017 compared to the same period in the prior year were due to lower activity, whereas revenues in North America and Europe/SSA/Russia increased.

Factors impacting revenues in the third quarter of 2017 compared to the same period of the prior year were as follows:

•
North America revenues increased $89 million, or 20%, due to higher activity and sales related to the 92% increase in North American rig count since the third quarter of 2016, partially offset by the shutdown of our U.S. pressure pumping operations in the fourth quarter of 2016.

•
Revenues in our International segments increased $7 million, or 1%, primarily in Europe/SSA/Russia due to higher customer activity in Russia and a strong product line mix in the North Sea and a marginal improvement in MENA/Asia Pacific, partially offset by a decrease in Latin America. The decrease in Latin America is primarily concentrated in Venezuela, Brazil and Bolivia due to lower activity in the well integrity and completion product lines, partially offset by improvements among nearly all our product lines in Colombia from an increase in the number of operating rigs.

•	Land Drilling Rigs revenues increased $8 million primarily in Algeria and Kuwait due to fully operational contracts, partially offset by a decrease in activity in Oman.

Factors impacting revenues in the first nine months of 2017 compared to the same period of the prior year were as follows:

•
North America revenues increased $110 million, or 8%, due to higher activity and sales related to the 92% increase in North American rig count since the third quarter of 2016, partially offset by the shutdown of our U.S. pressure pumping operations in the fourth quarter of 2016.

•
Revenues in our International segments declined $214 million, or 8%, primarily in Latin America and concentrated in Argentina, Venezuela and Brazil in the well integrity and completion product lines, as well as the negative impact the change in accounting for revenue with our largest customer in Venezuela of approximately $51 million. This decline was partially offset by improvements among nearly all our product lines in Colombia from an increase in the number of operating rigs. In MENA/Asia Pacific, the revenues decline was primarily due to lower activity on the Zubair project, a non-renewal of a contract in the United Arab Emirates and overall lower demand for services and continued pricing pressures, causing a broad decline in the Asia Pacific countries and in a concentration of countries in the Middle East, partially offset by improvement in Kuwait. The overall International decline was offset by an improvement in Europe/SSA/Russia due to higher customer activity in Russia and a strong product line mix in the North Sea.

•	Land Drilling Rigs revenues declined $30 million primarily in Oman, Iraq and Saudi Arabia partially offset by an improved operational efficiency and fully operational contracts in Algeria and Kuwait.

Operating Loss

Consolidated operating results improved $881 million, or 93%, in the third quarter of 2017 and $1.5 billion, or 79%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively. Segment operating income improved $145 million, or 131%, in the third quarter of 2017 and $277 million, or 83%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively.

The segment operating income improvement was primarily due to reduced expenses from the shutdown of our pressure pumping operations in North America, higher activity and productivity related to the increase in North American rig count, higher utilization in our product lines, improved sales mix and the continued realization of savings from cost reduction measures related to headcount reductions and facility closures, and lower depreciation and amortization due to decreased capital spending.

Consolidated operating loss for the third quarter of 2017 and 2016 also included net charges of $28 million and $771 million, respectively, and are as follows:

•	$34 million in 2017 compared to $22 million in 2016 of severance and other restructuring charges;

•	$4 million in net credits in 2017 and $9 million in 2016 of net charges primarily related to litigation reserves;

•
$2 million in net credits in 2017 primarily related to the revaluation of the liability at settlement resulting in net gains associated with our supplemental executive retirement plan net of asset write-downs and other charges; and

•
In 2016, we had $740 million of charges comprised of long-lived asset impairments of $436 million, inventory charges of $198 million, account receivables reserves and write-offs of $62 million and $44 million of other asset write-offs and charges.

Consolidated operating loss for the first nine months of 2017 and 2016 also included net charges of $119 million and $1.29 billion, respectively, and are as follows:

•	$140 million in 2017 compared to $150 million in 2016 of severance and other restructuring charges;

•	$17 million in net credits in 2017 primarily related to gains related to the amortization and revaluation of the liability at settlement associated with our supplemental executive retirement plan;

•	$4 million in net credits in 2017 and $190 million in 2016 of net charges primarily related to litigation reserves; and

•
In 2016, we had $951 million of charges primarily comprised of long-lived asset impairments of $436 million, inventory charges of $213 million, a fair value adjustment to a note from our largest customer in Venezuela of $84 million, account receivables reserves and write-offs of $62 million and other asset write-offs and pressure pumping business related charges of $156 million.

For additional information regarding charges by segment, see the subsection entitled “Segment Results” below and “Note 3 – Restructuring Charges.”

Segment Results

North America

Revenues in our North America segment increased $89 million, or 20%, in the third quarter of 2017 and $110 million, or 8%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively, in most product lines due to higher drilling and completion activities. This increase in activity is related to the 92% increase in North American rig count since the third quarter of 2016, which was partially offset by the shutdown of our U.S. pressure pumping operations in the fourth quarter of 2016.

Revenues, excluding pressure pumping operations, improved $144 million, or 37%, in the third quarter of 2017 and improved $302 million, or 26%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively.

Operating income in our North America segment improved $128 million, or 135%, in the third quarter of 2017 and $341 million, or 105%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively. This improvement in operating income is due to shutdown of our U.S. pressure pumping operations, cost savings from facility closures, headcount reductions, and lower depreciation and amortization due to decreased capital spending. In addition, increased activity and utilization in our artificial lift, well construction, completion and drilling services product lines have contributed positively to improve operating income in the third quarter and the first nine months of 2017.

MENA/Asia Pacific

Revenues in our MENA/Asia Pacific segment increased $6 million, or 2%, in the third quarter of 2017 and decreased $94 million, or 9%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively. MENA/Asia Pacific revenues improved marginally in the third quarter of 2017 compared to the same period of the prior year primarily in the artificial lift and drilling services product lines in Kuwait and Algeria, partially offset by a decline in the well integrity product line and the Zubair project. The revenue decline in the first nine months of 2017 compared to the same period last year was primarily due to lower activity on the completed Zubair project, a non-renewal of a contract in the United Arab Emirates and overall lower demand for services and continued pricing pressures, causing a broad decline in the Asia Pacific countries and in a concentration of countries in the Middle East, partially offset by improvement in Kuwait.

Operating income in the third quarter of 2017 improved $16 million, or 200%, in the third quarter of 2017 and $18 million, or 450%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively. The improvements in the third quarter and the first nine months of 2017 compared to the same periods of the prior year were primarily due to lower costs in Kuwait and on the Zubair project in Iraq.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment increased $27 million, or 12%, in the third quarter of 2017 and $15 million, or 2%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively. The increase compared to the same periods of the prior year was primarily due to higher customer activity in Russia and a strong product line mix in the North Sea. Product line contributions in the third quarter and the nine months were primarily from our pressure pumping, well construction, drilling services and completion product lines, partially offset by lower activity in the well integrity product line.

Operating income increased $17 million, or 567%, in the third quarter of 2017 and $12 million, or 400%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively. The increases were driven by the increases in activity and higher utilization rates.

Latin America

Revenues in our Latin America segment decreased $26 million, or 10%, in the third quarter of 2017 and $135 million, or 17%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively. The decline in revenues was primarily concentrated in Venezuela, Brazil and Bolivia in the third quarter of 2017 and Argentina, Venezuela and Brazil during the first nine months of 2017 due to lower activity in the well integrity and completion product lines for both the third quarter and the first nine months of 2017. The decline was partially offset by improvements across all our product lines in Colombia benefiting from an increase in the number of operating rigs in the third quarter and the first nine months of 2017. In addition, the revenue decrease for the nine months of 2017 was negatively impacted by the change in accounting for revenue with our largest customer in Venezuela of approximately $51 million.

Operating loss deteriorated $19 million, or 136%, in the third quarter of 2017 and by $90 million, or 153%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively. The decrease in the third quarter and the first nine months of 2017 was primarily impacted by a decline across most product lines with a concentration in wireline, well construction, completions and pressure pumping as customer pricing pressures and reduced demand continue.

Land Drilling Rigs

Revenues in our Land Drilling Rigs segment increased $8 million, or 8%, in the third quarter of 2017 and decreased $30 million, or 9% during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively. Operating loss improved $3 million, or 16%, in the third quarter of 2017 and deteriorated $4 million, or 6%, during the first nine months of 2017 compared to the third quarter and the first nine months of 2016, respectively.

The increase in revenues and operating results in the third quarter of 2017 compared to the same period of the prior year was due to fully operational contracts in Algeria and Kuwait, partially offset by a decrease in activity in Oman. The decrease in revenues and operating results during the first nine months of 2017 compared to the same period of the prior year was primarily in Oman, Iraq and Saudi Arabia, partially offset by an improved operational efficiency and fully operational contracts in Algeria and Kuwait.

Currency Devaluation Charges

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. In the first nine months of 2016, currency devaluation charges of $31 million reflected the impact of the devaluation of the Angolan kwanza. In the third quarter and first nine months of 2017, we had no currency devaluation charges.

Included in “Other Expense, Net” on the accompanying Condensed Consolidated Statements of Operations are other net foreign currency losses of $2 million and $15 million in the third quarter and the first nine months of 2017, respectively, compared to losses of $6 million and $4 million in the third quarter and the first nine months of 2016, respectively. Net foreign currency gains and losses are primarily due to either the strengthening or weakening U.S. dollar compared to our foreign denominated operations and the changes in fair value of our foreign currency forward contracts and cross-currency swap contracts.

Interest Expense, Net

Net interest expense was $148 million and $427 million for the third quarter and the first nine months of 2017, respectively, compared to $129 million and $363 million for the third quarter and the first nine months of 2016, respectively. The increase in interest expense for the third quarter and the first nine months of 2017 is primarily from higher average borrowings and interest rates in 2017 compared to 2016.

Included in net interest expense in the first nine months of 2017 is interest income of $15 million primarily related to interest income recognized from the change in accounting for revenue and receivables with our largest customer in Venezuela.

Income Taxes

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items and pre-tax losses for which no benefit has been recognized) for the reporting period. For the three month and nine months periods ended September 30, 2017, we determined that since small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for the current quarter. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will use this method each quarter until the annual effective tax rate method is deemed appropriate. For the third quarter and the first nine months of 2017, we had a tax expense of $25 million and $75 million, respectively, on a loss before income taxes of $226 million and $784 million, respectively. Results for the third quarter and the first nine months of 2017 include losses with no significant tax benefit. The tax expense for the third quarter and the first nine months of 2017 also includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

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

For both the third quarter and the first nine months of 2016, we had a tax expense of $692 million and $489 million, respectively, on a loss before income taxes of $1.1 billion and $2.3 billion, respectively. The primary component of the tax expense for the third quarter and first nine months of 2016 relates to the Company’s conclusion that certain deferred tax assets that had previously been benefited are not more likely than not to be realized. As a result, additional valuation allowances have been established for the United States and other jurisdictions.

Our results for the third quarter of 2016 include charges with no significant tax benefit principally related to $436 million of long-lived asset impairment, $198 million of excess and obsolete inventory charges, $62 million in accounts receivable reserves and write-offs, and $44 million of other asset write-offs and charges. In addition, we recorded a tax charge of $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries.

Our results for the first nine months of 2016 also include charges with no significant tax benefit principally related to $436 million of long-lived asset impairment, $213 million of excess and obsolete inventory charges, $140 million of settlement charges, $84 million related to a note adjustment for our largest customer in Venezuela, $78 million of bond tender premium, $62 million in accounts receivable reserves and write-offs, $31 million of currency devaluation related to the Angolan kwanza, $20 million in pressure pumping business related charges, and $15 million in supply agreement charges related to a non-core business divestitures. In addition, we recorded a tax charge of $526 million for the establishment of a valuation allowance, and $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries.

Restructuring Charges

Due to the ongoing lower than anticipated levels of exploration and production spending, we continue to reduce our overall cost structure and workforce to better align with current activity levels. The ongoing cost reduction plans, which began in 2016 and is continuing through 2017 (the “2016 Plan”), included a workforce reduction and other cost reduction measures initiated across our geographic regions.

In connection with the 2016 Plan, we recognized restructuring charges of $34 million and $140 million in the third quarter and the first nine months of 2017, respectively, which include termination (severance) charges of $15 million and $71 million, respectively, and other restructuring charges of $19 million and $57 million, respectively. Other restructuring charges include contract termination costs, relocation and other associated costs. The first nine months of 2017 also includes restructuring related asset charges of $12 million.

Also in connection with the 2016 Plan, we recognized restructuring charges of $22 million and $150 million in the third quarter and the first nine months of 2016, respectively, which include termination (severance) charges of $18 million and $126 million, respectively, and other restructuring charges of $4 million and $24 million, respectively. Other restructuring charges include contract termination costs, relocation and other associated costs. Please see “Note 3 – Restructuring Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of $445 million compared to $1 billion at December 31, 2016. The following table summarizes cash flows provided by (used in) each type of activity for the nine months of 2017 and 2016:

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Net Cash Used in Operating Activities	$(484)	$(444)
Net Cash Used in Investing Activities	(401)	(104)
Net Cash Provided by Financing Activities	287	557

Operating Activities

For the nine months of 2017, cash used in operating activities was $484 million compared to cash used in operating activities of $444 million in the nine months of 2016.

Investing Activities

In the first nine months of 2017, the primary drivers of our investing cash flow activities are capital expenditures for property, plant and equipment and the purchase of assets held for sale. Capital expenditures were $147 million and $136 million for the nine months of 2017 and 2016, respectively. The amount we spend for capital expenditures varies each year and is based on the types of contracts we enter into, our asset availability and our expectations with respect to industry activity levels in the following year. In addition, in 2017 we purchased assets held for sale of $244 million related to previously leased pressure pumping equipment.

Investing activities in 2017 also included cash paid of $13 million to acquire intellectual property and other intangibles, $25 million related to the purchase of held to maturity bonds, and $7 million related to business acquisitions, partially offset by cash proceeds of $36 million from the disposition of assets.

Investing activities in 2016 included cash received of $39 million for insurance proceeds from the casualty loss of a rig in Kuwait and $28 million from the disposition of assets. In 2016, we paid a $20 million working capital adjustment related to the previously sold engineered chemistry and Integrity drilling fluids businesses and purchased $10 million of intellectual property and other intangibles and $5 million related to business acquisitions.

Financing Activities

In the first nine months of 2017, we received net proceeds of approximately $250 million from the June 2017 issuance of our 9.875% senior notes due in 2024 compared to net proceeds of $3.2 billion received in the first nine months of 2016 from the issuance of a series of offerings of senior notes senior notes and a $500 million secured term loan.

Long-term debt repayments in the first nine months of 2017 were $53 million compared to approximately $1.9 billion in the first nine months of 2016. The long-term debt repayments in 2016 were paid with the majority of the proceeds from the issuance of $3.2 billion in debt, mentioned previously, to fund a tender offer to buy back our senior notes with a principal balance of approximately $1.9 billion. We recognized a cash loss of $78 million on the tender offer buyback transaction.

Net short-term debt borrowings were $118 million in the first nine months of 2017 compared to repayments of $1.1 billion in the first nine months of 2016. The short-term debt borrowings in the first nine months of 2017 were primarily for working capital, partially offset by the repayment of our 6.35% senior notes with a principal balance of $88 million. The short-term debt repayments in the first nine months of 2016 were primarily for the repayment of borrowings under our credit facility and repayment of our 5.50% senior notes with a principal balance of $350 million.

In the first nine months of 2016, we received net proceeds of $623 million from the issuance of 115 million ordinary shares of the Company.

Sources of Liquidity

Our sources of available liquidity include cash and cash equivalent balances, cash generated by our operations, accounts receivable factoring, dispositions, and availability under committed lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. From time to time we may and have entered into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Revolving Credit Facility and Secured Term Loan Agreement

We have a revolving credit facility (the “Revolving Credit Agreement”) maturing in July of 2019 and a secured term loan agreement (the “Term Loan Agreement” and collectively with the Revolving Credit Agreement, the “Credit Agreements”) maturing in July of 2020. Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants. As of September 30, 2017, we were in compliance with our financial covenants as defined in the Credit Agreements as well as under our indentures. Based on our current financial projections, we believe we will continue to remain in compliance with our covenants.

At September 30, 2017, we had total commitments under the Revolving Credit Agreement of $1.0 billion and borrowings of $388 million under the Term Loan Agreement. At September 30, 2017, we had $691 million available under the Credit Agreements and the following table summarizes our borrowing availability under these agreements:

(Dollars in millions)	September 30, 2017
Facilities	$1,388
Less uses of facilities:
Revolving credit agreement	225
Letters of credit	84
Secured term loan before debt issuance cost	388
Borrowing Availability	$691

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At September 30, 2017, we had $28 million in short-term borrowings under these arrangements.

Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first nine months of 2017, we sold accounts receivable of $150 million and recognized a loss of approximately $1 million on these sales. We received cash proceeds totaling $148 million. In the first nine months of 2016, we sold approximately $102 million and recognized a loss of $0.4 million. Our factoring transactions in the first nine months of 2017 and 2016 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

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

Ratings Services’ Credit Rating

On October 24, 2017, Standard & Poor’s Global Ratings downgraded our senior unsecured notes to B- from B, with a negative outlook. Our Moody’s Investors Services credit rating on our senior unsecured notes is currently Caa1 and our short-term rating is SGL-3, both with a negative outlook. We continue to have access and expect we will continue to have access to most credit markets.

Cash Requirements

We anticipate our remaining 2017 cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, settlement payments, severance payments and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, cash generated by our operations, availability under our credit facilities, accounts receivable factoring, and if completed, proceeds from disposals of businesses or capital assets, including the OneStimSM joint venture proceeds of $535 million, subject to agreed purchase price adjustments, that will be received upon closing of the joint venture formation. We anticipate that cash generated from operations will be augmented by working capital improvements, increased activity and improved margins. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. From time to time we may and have entered into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Capital expenditures for 2017 are projected to be approximately $225 million (excluding the purchase of certain leased equipment utilized in our North America pressure pumping operations for a total amount of $244 million) compared to capital expenditures of $204 million in 2016. The anticipated increase is due to higher anticipated activity in the oil and gas industry related to greater volumes of work and increased rig count. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels through the remainder of 2017. Expenditures are expected to be used primarily to support ongoing activities of our businesses and our sources of liquidity are anticipated to be sufficient to meet our needs.

Cash and cash equivalents of $445 million at September 30, 2017 are held by subsidiaries outside of Ireland. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax. As of September 30, 2017, $118 million of our cash and cash equivalents balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. Dollar conversions. Prolonged Angolan exchange limitations may and has limited our ability to repatriate earnings and exposes us to additional exchange rate risk.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The 6.80% senior notes of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2017 and December 31, 2016. At December 31, 2016, Weatherford Bermuda also guaranteed the 6.35% senior notes of Weatherford Delaware.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2017 and December 31, 2016: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes due 2039, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes, (11) 5.95% senior notes, (12) 5.875% exchangeable senior notes, (13) 7.75% senior notes, (14) 8.25% senior notes and (15) 9.875% senior notes due 2024.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See “Note 19 – Condensed Consolidating Financial Statements” to our Condensed Consolidated Financial Statements for our guarantor financial information.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of September 30, 2017, we had $471 million of letters of credit and performance and bid bonds outstanding, consisting of $387 million outstanding under various uncommitted credit facilities, of which $72 million has been cash collateralized (included in “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets), and $84 million of letters of credit outstanding under our Revolving Credit Agreement. We also have $59 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

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

•
our ability to manage our workforce, supply chain and business processes, information technology systems and technological innovation and commercialization, including the impact of our organization restructure and the cost and support reduction plans;

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

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 17 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. The risk factor below updates our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of September 30, 2017, there have been no other material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Our business in Venezuela subjects us to actions by the Venezuelan government, actions by the U.S. and foreign governments, actions, including delayed payment, by our primary customer, and currency risk, each of which could have a material adverse effect on our liquidity, results of operations and financial condition.

The future financial results of our Venezuelan operations may be adversely affected by many factors, including our ability to take action to mitigate the effect of exchange controls, actions of the Venezuelan government, continued inflation, actions and sanctions by the U.S. and foreign governments, and customer payments and spending. In August 2017, economic sanctions around certain financing transactions in Venezuela were imposed by the U.S. government. These sanctions could affect our ability to collect payment on our receivables. Additionally, we are experiencing, and may continue to experience, a delay in payment on our receivables from our primary customer in Venezuela. If this customer further delays paying or fails to pay a significant amount of our outstanding receivables, or if there is a major action by the Venezuelan government, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition. For further information, see Note 1 – General to our Condensed Consolidated Financial Statements and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We also believe there are risks associated with our operations in Venezuela, which continues to experience significant political and economic turmoil. The political and economic conditions have worsened further in 2017, leading to uncertainty in the future business climate, the state of security, and governance of the country. This environment increases the risk of civil unrest, armed conflicts, adverse actions by the government of Venezuela, or imposition of further sanctions or other actions by the U.S. and foreign governments that may restrict our ability to continue operations or realize the value of our assets. This development could delay or prevent our ability to generate additional revenue, collect our receivables or continue our operations in Venezuela.

We may not be able to complete our contemplated divestitures and we may not achieve the intended benefits of any acquisition, divestiture or joint venture.

From time to time, we pursue strategic divestitures, acquisitions, investments and joint ventures (“transactions”). For example, in 2014, we divested certain of our non-core businesses.  However, due to sustained unfavorable market conditions, we have not yet completed the divestiture of the remaining portion of our land drilling rigs. Any such divestiture, accomplished through an initial public offering, a spin-off, an asset sale, or some combination of the foregoing, will be complex in nature and may be affected by unanticipated developments, such as the continued significant and sustained decrease in the price of crude oil, delays in obtaining regulatory or governmental approvals and challenges in establishing processes and infrastructure for both the underlying business and for potential investors or buyers of the business, which may result in such divestiture being delayed, or not being completed at all.

In addition, in November 2016, we shut down our U.S. pressure pumping operations and idled the related assets, with the intent to dispose of these assets. In March of 2017, we agreed to contribute these assets to the OneStim joint venture with affiliates of Schlumberger Ltd. which we expect to close in the fourth quarter of 2017.  However, the closing is subject to regulatory approvals and other customary closing conditions, and the purchase price is contractually subject to adjustment, which depending on the relative size of fleets out of service might be substantial.

Even if successful, any of these contemplated or other future transactions may reduce our earnings for a number of reasons, and pose many other risks that could adversely affect or operations or financial results, including:

•	acquired entities or joint ventures may not operate profitably, which could adversely affect our operating income or operating margins, and we may be unable to recover our investments;

•	we may not be able to effectively influence the operations of our joint ventures, or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations;

•
these transactions require significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in any divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which may adversely affect our financial results; and

•	we may not be able to fully realize the intended or expected benefits of consummating such transactions.

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

10.1	Form of Change of Control Agreement, entered into by Karl Blanchard on August 21, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 15, 2016).
10.2
Form of Deed of Indemnity of Weatherford International plc entered into by Karl Blanchard on August 21, 2017 and Roxanne J. Decyk and David S. King on September 25, 2017 (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K12B filed June 17, 2014).

10.3
Form of Deed of Indemnity of Weatherford International Ltd. (Bermuda) entered into by Roxanne J. Decyk and David S. King on September 21, 2017 (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K12B filed June 17, 2014).

†10.4	Deed of Indemnity of Weatherford International Ltd. (Bermuda) entered into by Karl Blanchard on August 21, 2017.
†10.5	Form of Restricted Share Units Award Agreement (CIC: Retirement - Director) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101
The following materials from Weatherford International plc's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):
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

Weatherford International plc

Date: November 1, 2017	By:	/s/ Christoph Bausch
Christoph Bausch
Executive Vice President and
Chief Financial Officer

Date: November 1, 2017	By:	/s/ Doug M. Mills
Doug M. Mills
Vice President and
Chief Accounting Officer