Form 10-K
period 2017-12-31
Weatherford International plc
filed 2018-02-14
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $3.4 billion based upon the closing price on the New York Stock Exchange as of such date.
The registrant had 993,615,897 ordinary shares outstanding as of February 5, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2018 Annual General Meeting of Shareholders to be held on April 27, 2018 are incorporated into Part III of this Form 10-K.

Weatherford International plc
Form 10-K for the Year Ended December 31, 2017

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”). For additional information regarding risks and uncertainties, see our other filings with the SEC.

PART I
Item 1. Business

Weatherford International plc, an Irish public limited company and Swiss tax resident, was formed on June 17, 2014, after a change in our place of incorporation from Switzerland to Ireland, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), and is a multinational oilfield service company. Weatherford is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

We conduct operations in approximately 90 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis and we report our Western Hemisphere and Eastern Hemisphere as separate and distinct reporting segments.

Our headquarters are located at Weststrasse 1, 6340 Baar, Switzerland and our telephone number at that location is +41.22.816.1500. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our Board of Directors, can be found on our website under the “Investor Relations” section. On our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov. Our ordinary shares are listed on the NYSE under the symbol “WFT”.

 Strategy

Our primary objective is to build stakeholder value through profitable growth in our core product lines with disciplined use of capital and a strong customer focus.

Principal components of our strategy include the following:

•
Continuously improving the efficiency, productivity and quality of our products and services and their respective delivery to our customers, in order to grow revenues and operating margins from our principal business operations (Production, Completions, Drilling and Evaluation and Well Construction) in all of our geographic markets at a rate exceeding the underlying market;

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

Technology is critical to the oil and natural gas marketplace as a result of the maturity of the world’s oil and natural gas reservoirs, the acceleration of production decline rates and the focus on complex well designs, including deepwater prospects. Clients continue to seek, test and use production-enabling technologies at an increasing rate. We have invested a substantial amount of our time and resources into building our technology offerings, which helps us to provide our clients with more efficient tools to find and produce oil and natural gas. We believe our products and services enable our clients to reduce their costs of drilling and production, increase production rates, or both. Furthermore, these offerings afford us additional opportunities to sell our core products and services to our clients.

Disposition of U.S. Pressure Pumping and Other Assets

On December 29, 2017, we completed the sale of our U.S. pressure pumping and pump-down perforating assets for $430 million in cash. We sold our related facilities, field assets, and supplier and customer contracts related to these businesses. Proceeds from the sale were used to reduce outstanding indebtedness.

Reporting Segments

At the end of the third quarter of 2017, changes to Weatherford’s organization structure were internally announced to flatten the organization structure, reduce our costs and accelerate decision-making processes. During the fourth quarter of 2017, the Company's chief operating decision maker (its chief executive officer) changed the information he regularly reviews to allocate resources and assess performance and we realigned our reporting segments into two reportable segments, which are the Western Hemisphere segment and Eastern Hemisphere segment. Our Western Hemisphere segment represents the prior North America and Latin America segments as well as land drilling rigs operations in Colombia and Mexico. Our Eastern Hemisphere segment represents the prior Middle East/North Africa (“MENA”)/Asia Pacific segment and Europe/Sub Sahara Africa (“SSA”)/Russia segment as well as land drilling rigs operations in the Eastern Hemisphere. Research and Development expenses are now included in the results of our Western and Eastern Hemisphere segments. We have revised our segment reporting to reflect our current management approach and recast prior periods to conform to the current segment presentation. Our corporate and other expenses that do not individually meet the criteria for segment reporting continue to be reported separately as Corporate expenses.

Products and Services

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both onshore and offshore. Product and services include: (1) Production, (2) Completions, (3) Drilling and Evaluation and (4) Well Construction.

Production offers production optimization services and a complete production ecosystem, featuring our artificial-lift portfolio, testing and flow-measurement solutions, and optimization software, to boost productivity and profitability.

Artificial Lift Systems provides a mechanical method to produce oil or gas from a well lacking sufficient reservoir pressure for natural flow. We provide most forms of lift, including reciprocating rod lift systems, progressing cavity pumping, gas-lift systems, hydraulic-lift systems, plunger-lift systems, and hybrid lift systems for special applications. We also offer related automation and control systems.

Stimulation offers customers advanced chemical technology and services for safe and effective production enhancements. We provide pressure pumping and reservoir stimulation services, including acidizing, fracturing and fluid systems, cementing and coiled-tubing intervention, however, our U.S. pressure pumping assets were sold in December of 2017.

Testing and Production Services provides well test data and slickline and intervention services. The service line includes drillstem test tools, surface well testing services, and multiphase flow measurement.

Completions is a suite of modern completion products, reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in deepwater, unconventional, and aging reservoirs.

Completion Systems offers customers a comprehensive line of completion tools-such as safety systems, production packers, downhole reservoir monitoring, flow control, isolation packers, multistage fracturing systems, and sand-control technologies-that set the stage for maximum production with minimal cost per barrel.

Liner Systems includes liner hangers to suspend a casing string within a previous casing string rather than from the top of the wellbore. The service line offers a comprehensive liner-hanger portfolio-along with engineering and executional experience-for a wide range of applications that include high-temperature and high-pressure wells.

Cementing Products enables operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids for proper zonal isolation. Specialized equipment includes plugs, float and stage equipment, and torque-and-drag reduction technology. Our cementing engineers analyze complex wells and provide all job requirements from pre-job planning to installation.

Drilling and Evaluation comprises a suite of services ranging from early well planning to reservoir management. The drilling services offer innovative tools and expert engineering to increase efficiency and maximize reservoir exposure. The evaluation services merge wellsite capabilities including wireline, logging while drilling, and surface logging with laboratory-fluid and core analyses to reduce reservoir uncertainty.

Drilling Services includes directional drilling, logging while drilling, measurement while drilling, and rotary-steerable systems. This service line also includes our full range of downhole equipment, including high-temperature and high-pressure sensors, drilling reamers, and circulation subs.

Managed Pressure Drilling helps to manage wellbore pressures to optimize drilling performance. The services incorporate various technologies, including rotating control devices and advanced automated control systems as well as several drilling techniques, such as closed-loop drilling, air drilling, managed-pressure drilling, and underbalanced drilling.

Surface Logging Systems provides real-time formation evaluation data by analyzing cuttings, gases, and fluids while drilling. Our offerings include conventional mud-logging services, drilling instrumentation, advanced gas analysis, and wellsite consultants.

Wireline Services includes openhole and cased-hole logging services that measure the physical properties of underground formations to determine production potential, locate resources, and detect cement and casing integrity issues. The service line also executes well intervention and remediation operations by conveying equipment via cable into oil and natural gas wells.

Reservoir Solutions provides rock and fluid analysis to evaluate hydrocarbon resources, advisory solutions with engineering strategy and technologies to support assets at various development stages, and software products to optimize production and automate drilling.

Well Construction builds or rebuilds well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores. We also include our land drilling rig business as part of Well Construction.

Tubular Running Services provides equipment, tubular handling, tubular management, and tubular connection services for the drilling, completion, and workover of oil or natural gas wells. The services include conventional rig services, automated rig systems, real-time torque-monitoring, and remote viewing of the makeup and breakout verification process. In addition, they include drilling-with-casing services.

Intervention Services provides re-entry, fishing, wellbore cleaning, and well abandonment services as well as advanced multilateral well systems.

Drilling Tools and Rental Equipment delivers our patented tools and equipment-including drillpipe and collars, bottomhole assembly tools, tubular-handling equipment, pressure-control equipment, and machine-shop services-for drilling oil and natural gas wells.

Land Drilling Rigs provides onshore contract drilling services and related operations on a fleet of land drilling and workover rigs primarily operated in the Eastern Hemisphere. With our technologically diverse fleet, we have the ability to perform a broad range of advanced drilling projects that include multi-well pad drilling, high-pressure high-temperature drilling, deep gas drilling, special well design, and other unconventional drilling methods in various climates. A majority of our land drilling rigs assets were classified as held for sale as of December 31, 2017.

Other Business Data

Competition

We provide our products and services worldwide and compete in a variety of distinct segments with a number of competitors. Our principal competitors include Schlumberger, Halliburton, Baker Hughes (a GE company), National Oilwell Varco, Nabors Industries and Frank’s International. We also compete with various other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, breadth of products. See “Item 1A. – Risk Factors – The oilfield services business is highly competitive, which may adversely affect our ability to succeed. Additionally, the impact of consolidation and acquisitions of our competitors is difficult to predict and may harm our business.”

Raw Materials

We purchase a wide variety of raw materials as well as parts and components made by other manufacturers and suppliers for use in our manufacturing. Many of the products or components of products sold by us are manufactured by other parties. We are not dependent in any material respect on any single supplier for our raw materials or purchased components.

Customers

Substantially all of our customers are engaged in the energy industry. Most of our international sales are to large international or national oil companies. As of December 31, 2017, the Eastern Hemisphere accounted for 57% of our net outstanding accounts receivables and the Western Hemisphere accounted for 43% of our net outstanding accounts receivables. As of December 31, 2017, our net outstanding accounts receivable in the U.S. accounted for 19% of our balance and Kuwait accounted for 10% of our balance. No other country accounted for more than 10% of our net outstanding accounts receivables balance. During 2017, 2016 and 2015, no individual customer accounted for 10% or more of our consolidated revenues.

Backlog

Our services are usually short-term in nature, day-rate based and cancellable should our customer wish to alter the scope of work. Consequently, our backlog of firm orders is not material to the Company.

Research, Development and Patents

We maintain world-class technology and training centers throughout the world. Additionally, we have research, development and engineering facilities that are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Weatherford has also developed significant expertise, trade secrets, and know-how with respect to manufacturing equipment and providing services. Our expenditures for research and development totaled $158 million in 2017, $159 million in 2016 and $231 million in 2015.

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

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Our 2017 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2018 to be material.

Employees

As of December 31, 2017, we employed approximately 29,200 employees, which is 3% and 26% lower than our workforce as of December 31, 2016 and 2015, respectively. In response to the price of crude oil and a lower level of exploration and production spending for the last three years, we have reduced our overall costs and workforce to better align with activity levels. See “Item 8. – Financial Statements and Supplementary Data - Note 3 – Restructuring Charges” for details on our workforce reductions. Certain of our operations are subject to union contracts and these contracts cover approximately 16% of our employees. We believe we have a highly motivated and capable workforce despite the significant headcount reductions over the past three years, which were necessary to adapt our Company to the market conditions.

Executive Officers of Weatherford

The following table sets forth, as of February 14, 2018, the names and ages of the executive officers of Weatherford, including all offices and positions held by each for at least the past five years.

Name	Age	Current Position and Five-Year Business Experience
Mark A. McCollum	58	President, Chief Executive Officer and Director of Weatherford International plc, since April 2017
		Executive Vice President and Chief Financial Officer of Halliburton Company, July 2016 to March 2017
		Executive Vice President and Chief Integration Officer of Halliburton Company, January 2015 to June 2016
		Executive Vice President and Chief Financial Officer of Halliburton Company, January 2008 to December 2014

Christoph Bausch	53	Executive Vice President and Chief Financial Officer of Weatherford International plc, since December 2016
		Controller – Product Lines of Weatherford, May 2016 to November 2016
		Executive Vice President and Chief Financial officer of Archer Limited, May 2011 to April 2016

Christina M. Ibrahim	50	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of Weatherford International plc, since October 2017
		Executive Vice President, General Counsel and Corporate Secretary of Weatherford International plc, May 2015 to September 2017
		Vice President, Chief Commercial Counsel and Corporate Secretary of Halliburton Company, January 2015 to April 2015
		Vice President, Corporate Secretary & Chief Commercial Counsel - Western Hemisphere of Halliburton Company, January 2014 to December 2014
		Vice President, Corporate Secretary and Public Law Group Lead of Halliburton Company, January 2010 to December 2013

Karl Blanchard (a)	58	Executive Vice President and Chief Operating Officer of Weatherford International plc, since August 2017
		Chief Operating Officer of Seventy Seven Energy, June 2014 to April 2017
		Vice President of Production Enhancement of Halliburton Company, 2012 to June 2014

Douglas M. Mills	43	Vice President and Chief Accounting Officer of Weatherford International plc, since June 2013
		Vice President of Corporate Accounting of Weatherford International plc, 2011 to May 2013

(a)
Prior to joining the Weatherford, Karl Blanchard served as the Chief Operating Officer of Seventy Seven Energy, Inc. (“SSE”), a position he started in June of 2014. SSE and its subsidiaries voluntarily filed for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware on June 7, 2016.  SSE continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. On July 14, 2016, the Bankruptcy Court issued an order confirming the Joint Pre-packaged Plan of Reorganization (the “SSE Reorganization Plan”). The SSE Reorganization Plan became effective on August 1, 2016, pursuant to its terms and SSE emerged from its Chapter 11 case.

There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.

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

Demand for our services and products is affected by fluctuations in oil and natural gas prices, especially a substantial or extended decline, which, in turn, affect the level of exploration, development and production activity of our customers and could have a material adverse effect on our business, financial condition and results of operations and impede our growth.

Demand for our services and products is tied to the level of exploration, development and production activity and the corresponding capital expenditures by oil and natural gas companies, including national oil companies. The level of exploration, development and production activity is directly affected by fluctuations in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. Therefore, declines in oil and natural gas prices or sustained low oil and natural gas prices or customer perceptions that oil and natural gas prices will remain depressed or further decrease in the future could result in a continued reduction in the demand and pricing for our equipment and will likely continue at lower rates for our services.

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

Sustained lower oil and natural gas prices have led to a significant decrease in spending by our customers over the past three years, and thus significant decreases in our revenues. Further decreases in oil and natural gas prices could lead to further cuts in spending and lower revenues. Our customers also take into account the volatility of energy prices and other risk factors when determining whether to pursue capital projects and higher perceived risks generally mandate higher required returns. Any of these factors could affect the demand for oil and natural gas and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our business is dependent on capital spending by our customers, and reductions in capital spending by our customers has had and could continue to have an adverse effect on our business, financial condition and results of operations.

Sustained low oil and natural gas prices have led to lower capital expenditures by our customers over the past three years. Most of our contracts can be cancelled by our customer at any time. Low commodity prices, the short-term tenor of most of our contracts and the extreme financial stress experienced by our customers (some of whom may have to seek bankruptcy protection) have combined to generate demands by many of our customers for reductions in the prices of our products and services. Further reductions in capital spending or requests for further cost reductions by our customers could directly impact our business by reducing demand for our services and products and have a material adverse effect on our business, financial condition, results of operations and prospects. Spending by exploration and production companies can also be impacted by conditions in the capital markets, which have been volatile in recent years. Limitations on the availability of capital or higher costs of capital may cause exploration and production companies to make additional reductions to capital budgets even if oil and natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and the utilization of our assets. Moreover, reduced discovery rates of new oil and natural gas reserves or a decrease in the development rate of reserves in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could also have a material adverse impact on our business, even in a stronger oil and natural gas price environment. With respect to national oil company customers, we are also subject to risk of policy, regime, currency and budgetary changes all of which may affect their capital expenditures.

The credit risks of our concentrated customer base in the energy industry could result in losses.

The concentration of our customer base in the energy industry may impact our overall exposure to credit risk as our customers may be similarly affected by prolonged changes in economic and industry conditions. Some of our customers are experiencing financial distress as a result of continued low commodity prices and may be forced to seek protection under applicable bankruptcy laws. Furthermore, countries that rely heavily upon income from hydrocarbon exports have been negatively and significantly affected by low oil prices, which could affect our ability to collect from our customers in these countries, particularly national oil companies. Laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform on-going credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations. Additionally, in the event of a bankruptcy of any of our customers, we may be treated as an unsecured creditor and may collect substantially less, or none, of the amounts owed to us by such customer.

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

Our business is highly competitive, particularly with respect to marketing our products and services to our customers and securing equipment and trained personnel. Currently the oilfield service industry has excess capacity relative to customer demand, and, in most cases, multiple sources of comparable oilfield services are available from a number of different competitors. This competitive environment could impact our ability to maintain market share, defend, maintain or increase pricing for our products and services and negotiate acceptable contract terms with our customers and suppliers. In order to remain competitive, we must continue to add value for our customers by providing, relative to our peers, new technologies, reliable products and services and competent personnel. The anticipated timing and cost of the development of competitive technology and new product introductions can impact our financial results, particularly if one of our competitors were to develop competing technology that accelerates the obsolescence of any of our products or services. Additionally, we may be disadvantaged competitively and financially by a significant movement of exploration and production operations to areas of the world in which we are not currently active, particularly if one or more of our competitors is already operating in that area of the world.

Recent, ongoing, and future mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share and may result in stronger competitors, which in turn, could have a material adverse effect on our business, financial condition and results of operations. In 2017, Baker Hughes and GE Oil and Gas completed their previously announced merger and in 2016, Schlumberger and Cameron International completed their merger. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our other competitors or us.

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

Finally, in December 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France (the “Paris Agreement”) that requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas (“GHG”) emission reduction goals every five years beginning in 2020. The agreement entered into was in full force in November 2016. On June 1, 2017, the President of the U.S. announced that the U.S. planned to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. The implementation of this treaty and other efforts to reduce GHG emissions in the U.S. and other countries could materially affect our customers by reducing demand for oil and natural gas, thereby potentially materially affecting demand for our services.

If our long-lived assets, goodwill, other intangible assets and other assets are further impaired, we may be required to record significant non-cash charges to our earnings.

We recognize impairments of goodwill when the fair value of any of our reporting units becomes less than its carrying value. Our estimates of fair value are based on assumptions about future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future revenue growth rates, gross profit performance, and other assumptions used to estimate our reporting units’ fair value, future reductions in our expected cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on our results of operations and financial condition.

We also have certain long-lived assets, other intangible assets and other assets which could be at risk of impairment or may require reserves based upon anticipated future benefits to be derived from such assets. Any change in the valuation of such assets could have a material effect on our profitability. For example, we recognized long-lived asset impairment charges of $928 million in 2017, $436 million in 2016 and $638 million in 2015.

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

For example, the economic sanctions against Russia resulting from its annexation of the Crimean region of Ukraine in March 2014 and subsequent sanctions have, and may continue to, adversely impact our business, results of operations and financial condition of our Russia operations. Recent political and military concerns may prompt additional sanctions against Russia by the U.S. or EU. In the event of further sanctions or changes to existing sanctions our ability to do business in Russia may be further reduced or impacted.

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

We may not be able to complete our strategic divestitures and we may not achieve the intended benefits of any acquisition, divestiture or joint venture.

From time to time, we may pursue strategic divestitures, acquisitions, investments and joint ventures (“transactions”). For example, we intend to divest the remaining portion of our land drilling rigs and certain other non-strategic assets. Any such divestiture may be complex in nature and may be affected by unanticipated developments, such as the continued significant and sustained decrease in the price of crude oil, delays in obtaining regulatory or governmental approvals and challenges in establishing processes and infrastructure for both the underlying business and for potential investors or buyers of the business, which may result in such divestiture being delayed, or not being completed at all, which could expose us to increased competitive pressures and additional risks.

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

In 2013 and 2014, we settled investigations of prior alleged violations by us and certain of our subsidiaries related to certain trade sanctions laws, participation in the United Nations oil-for-food program governing sales of goods into Iraq and non-compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”). These settlement agreements required us to pay $253 million, to retain an independent auditor to assess our compliance with trade sanctions and export law, to retain, for a period of 18 months, an independent monitor responsible for assessing our compliance with the terms of the FCPA related settlement agreements so as to address and reduce the risk of recurrence of alleged misconduct, and to self-report to the U.S. Government regarding the same for a subsequent eighteen-month term. Notwithstanding our successful completion of these requirements, we cannot assure that our policies, procedures, programs and other internal controls always will prevent or protect us from reckless or criminal acts committed by our employees or agents relating to the FCPA or trade sanctions.

To the extent we violate trade sanctions laws, the FCPA, the U.K. Bribery Act, or other laws or regulations in the future, additional fines and other penalties may be imposed and there would be uncertainty as to the ultimate amount of any penalties we could pay and there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition and results of operations.

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

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, such as Latin America, the Middle East and Southeast Asia, the currency of our primary economic environment is generally the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar, and the functional currency is generally the applicable local currency. As such, we are exposed to significant currency exchange risk and devaluation risk. For example, in 2016 and 2015, we recognized pre-tax currency-related charges of $41 million and $85 million, respectively. In 2016, currency devaluation charges reflect the impact of the devaluation of the Angolan kwanza and the Egyptian pound. In 2015, currency devaluation charges reflect the impacts of the devaluation of the Angolan kwanza and Argentine peso and the recognized remeasurement charges related to the Venezuelan bolivar and the Kazakhstani tenge. For information about the currency devaluations, refer to the section entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies.” Any future change in the exchange rates in these or other countries could cause us to take additional charges on the foreign denominated assets held by our subsidiaries.

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

The future financial results of our Venezuelan operations may be adversely affected by many factors, including our ability to take action to mitigate the effect of exchange controls, actions of the Venezuelan government, continued inflation, actions and sanctions by the U.S. and foreign governments, and customer payments and spending. In August 2017, economic sanctions around certain financing transactions in Venezuela were imposed by the U.S. government. These sanctions could affect our ability to collect payment on our receivables. Beginning October 1, 2017, we changed the accounting for revenue with substantially all of our customers in Venezuela to cash basis due to the downgrade of the country’s bonds by certain credit agencies, continued significant political and economic turmoil and continued economic sanctions around certain financing transactions imposed by the U.S. government from third quarter of 2017. For further information, refer to the section entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies.”

There are risks associated with our operations in Venezuela, which continues to experience significant political and economic turmoil. The political and economic conditions worsened in 2018, leading to uncertainty in the future business climate, the state of security, and governance of the country. This environment increases the risk of civil unrest, armed conflicts, and adverse actions, or imposition of further sanctions or other actions by the U.S. and foreign governments that may restrict our ability to continue operations or realize the value of our assets. This development could delay or prevent our ability to generate additional revenue, collect our receivables or continue our operations in Venezuela.

Credit rating agencies have lowered and could further lower our credit ratings.

Our credit ratings have been downgraded by multiple credit rating agencies and these agencies could further downgrade our credit ratings. On October 24, 2017, Standard & Poor’s Global Ratings downgraded our senior unsecured notes to B- from B, with a negative outlook. Our Moody’s Investors Services credit rating on our senior unsecured notes is currently Caa1 and our short-term rating is SGL-3, both with a negative outlook. Our non-investment grade credit ratings have resulted in our loss of access to the commercial paper market for our short-term liquidity needs. Furthermore, our non-investment grade status may further limit our ability to refinance our existing debt, could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest rates of our borrowings. Suppliers and financial institutions may lower or eliminate the level of credit provided through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances.

Our indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our financial obligations .

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

Any harm to our business and operations resulting from our current or future level of indebtedness could adversely affect our ability to pay amounts due to our lenders and noteholders.

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

Given the rapidly evolving nature of cyber threats, there can be no assurance that the systems we have designed and implemented to prevent or limit the effects of cyber incidents or attacks will be sufficient in preventing all such incidents or attacks, or avoiding a material impact to our systems when such incidents or attacks do occur. A cyber incident or attack, could result in the disclosure of confidential or proprietary customer information, theft or loss of intellectual property, damage to our reputation with our customers and the market, failure to meet customer requirements or customer dissatisfaction, theft or exposure to litigation, damage to equipment (which could cause environmental or safety issues) and other financial costs and losses. In addition, as cybersecurity threats continue to evolve, we may be required to devote additional resources to continue to enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities. We do not presently maintain insurance coverage to protect against cybersecurity risks. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks.

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

We have previously identified, and subsequently remediated, a material weakness in our internal controls over financial reporting that had resulted in a material weakness in accounting for income taxes. We cannot assure that additional material weaknesses in our internal controls over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal controls over financial reporting. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and/or cause investors to lose confidence in our reported financial information, potentially leading to a decline in our share price.

In September of 2016, we settled a SEC and DOJ investigation associated with the material weakness in our internal control over financial reporting for income taxes and the restatements of our historical financial statements in 2011 and 2012 for $140 million. We also agreed to prepare and deliver certain reports and certifications to the SEC for the next two years regarding our tax internal controls. For additional information about these actions and claims, you should refer to the section entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21 – Disputes, Litigation and Contingencies.”

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

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or the “TCJA”), that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, limitation of the deduction for certain net operating losses to 80% of current year taxable income, an indefinite net operating loss carryforward, immediate deductions for certain new investments instead of deductions for depreciation expense over time, modification or repeal of many business deductions and credits (including certain foreign tax credits), a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax), modifications to the rules used to determine whether an entity is a “controlled foreign corporation” and a one-time tax on accumulated offshore earnings held in cash and illiquid assets (with the latter taxed at a lower rate). We continue to examine the impact of this tax reform legislation, and as its overall impact is uncertain, we note that the TCJA could adversely affect our business and financial condition. The various impacts of the TCJA may materially differ from the estimated impacts recognized in the fourth quarter due to future treasury regulations, tax law technical corrections, and other potential guidance, notices, rulings, refined computations, actions the Company may take as a result of the tax legislation, and other items. The SEC has issued guidance that allow for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts. The impact of this tax reform legislation on our shareholders is also uncertain and could be adverse. Investors should consult their own advisors regarding the potential application of these rules to their investments in us.

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

As a result of the recent losses we have incurred in the U.S., we have not recorded a federal income tax provision and have recorded a valuation allowance against all future tax benefits of our U.S. net operating loss carryforwards. As of December 31, 2017, we had gross net operating loss (“NOL”) and research tax credit carryforwards of approximately $1.9 billion and $30 million, respectively, for federal income tax purposes, expiring in varying amounts through the year 2037. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. As of December 31, 2017, we have not experienced an ownership change. Therefore our utilization of NOL carryforwards was not subject to an annual limitation. However, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Furthermore, these losses could expire before we generate sufficient income to utilize them.

If a United States person is treated as owning at least 10% of our shares, such holder may be subject to adverse U.S. federal income tax consequences.

As a result of the TCJA, many of our non-U.S. subsidiaries are now classified as “controlled foreign corporations” for U.S. federal income tax purposes due to the expanded application of certain ownership attribution rules within a multinational corporate group. If a United States person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such person may be treated as a “United States shareholder” with respect to one or more of our controlled foreign corporation subsidiaries.  In addition, if our shares are treated as owned more than 50% by United States shareholders, we would be treated as a controlled foreign corporation. A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income, as ordinary income, its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, whether or not we make any distributions to such United States shareholder. An individual United States shareholder generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a corporate United States shareholder with respect to a controlled foreign corporation.  A failure by a United States shareholder to comply with its reporting obligations may subject the United States shareholder to significant monetary penalties and may extend the statute of limitations with respect to the United States shareholder’s U.S. federal income tax return for the year for which such reporting was due.  We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries are controlled foreign corporations or whether any investor is a United States shareholder with respect to any such controlled foreign corporations. We also cannot guarantee that we will furnish to United States shareholders information that may be necessary for them to comply with the aforementioned obligations.  United States investors should consult their own advisors regarding the potential application of these rules to their investments in us. The risk of being subject to increased taxation may deter our current shareholders from increasing their investment in us and others from investing in us, which could impact the demand for, and value of, our shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our operations are conducted in approximately 90 countries and we have manufacturing facilities, research and technology centers, fluids and processing centers and sales, service and distribution locations throughout the world. The following sets forth the locations of our principal owned or leased facilities for our commercial operations by geographic segment as of December 31, 2017:

Region	Specific Location
Western Hemisphere:
Greenville, Houston, Huntsville, Katy, Longview, Odessa, Pasadena, and San Antonio, Texas; Broussard and Schriever, Louisiana; Williston, North Dakota; Calgary, Edmonton, and Nisku, Canada; Neuquen, Argentina; Rio de Janeiro and Macae, Brazil; Venustiano Carranza and Villahermosa, Mexico; and Anaco, Venezuela.

Eastern Hemisphere:
Langenhagen, Germany; Aberdeen, UK; Atyrau, Kazakhstan; Nizhnevartovsk, Russia; Port Harcourt, Nigeria and Stavanger, Norway; Hassi Messaoud, Algeria; Luanda, Angola; Cairo, Egypt; Dhahran, Saudi Arabia; North Rumaila and Basra, Iraq; Mina Abdulla, Kuwait; Abu Dhabi, Dubai and Sharjah, United Arab Emirates; Jiangsu and Shifang, China; Barmer, India; and Singapore, Singapore.

Our corporate headquarters are in Baar, Switzerland. We own or lease numerous other facilities such as service centers, shops and sales and administrative offices throughout the geographic regions in which we operate. Certain of our material U.S. properties are all mortgaged to the lenders under our Term Loan. All of our remaining owned properties are unencumbered, however the lenders could require we mortgage them as well. We believe the facilities that we currently occupy are suitable for their intended use.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our ordinary shares are traded under the symbol “WFT” on the New York Stock Exchange (“NYSE”). As of February 5, 2018, there were 1,623 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low sales prices per share for our stock as reported on the NYSE.

	Price
	High	Low
Year ending December 31, 2017
First Quarter	$7.09	$4.97
Second Quarter	6.86	3.69
Third Quarter	4.72	3.39
Fourth Quarter	4.56	3.08

Year ending December 31, 2016
First Quarter	$8.80	$4.95
Second Quarter	8.49	4.71
Third Quarter	6.39	5.01
Fourth Quarter	6.38	3.73

On February 5, 2018, the closing sales price of our shares as reported by the NYSE was $3.09 per share. We have not declared or paid cash dividends on our shares since 1984. We intend to retain any future earnings and do not expect to pay any cash dividends in the near future.

Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under “Item 12(d). – Securities Authorized for Issuance under Equity Compensation Plans,” which is incorporated by reference into this item.

Performance Graph

This graph compares the yearly cumulative return on our shares with the cumulative return on the Dow Jones U.S. Oil Equipment & Services Index and the Dow Jones U.S. Index for the last five years. The graph assumes the value of the investment in our shares and each index was $100 on December 31, 2012. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

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

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenues	$5,699	$5,749	$9,433	$14,911	$15,263
Operating Income (Loss)	(2,129)	(2,251)	(1,546)	505	523
Net Loss Attributable to Weatherford	(2,813)	(3,392)	(1,985)	(584)	(345)
Basic Loss Per Share Attributable To Weatherford	(2.84)	(3.82)	(2.55)	(0.75)	(0.45)
Diluted Loss Per Share Attributable To Weatherford	(2.84)	(3.82)	(2.55)	(0.75)	(0.45)

Balance Sheet Data:
Total Assets	$9,747	$12,664	$14,760	$18,854	$21,937
Short-term Borrowings and Current Portion of Long-term Debt	148	179	1,582	727	1,653
Long-term Debt	7,541	7,403	5,852	6,762	7,021
Total Shareholders’ (Deficiency) Equity	(571)	2,068	4,365	7,033	8,203
Cash Dividends Per Share	—	—	—	—	—

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

Overview

General

We conduct operations in approximately 90 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis, and we report the following as separate, distinct reporting segments: Western Hemisphere and Eastern Hemisphere.

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both onshore and offshore. Product and service include: (1) Production, (2) Completions, (3) Drilling and Evaluation and (4) Well Construction.

•
Production offers production optimization services and a complete production ecosystem, featuring our artificial-lift portfolio, testing and flow-measurement solutions, and optimization software, to boost productivity and profitability.

•
Completions is a suite of modern completion products, reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in deepwater, unconventional, and aging reservoirs.

•
Drilling and Evaluation comprises a suite of services ranging from early well planning to reservoir management. The drilling services offer innovative tools and expert engineering to increase efficiency and maximize reservoir exposure. The evaluation services merge wellsite capabilities including wireline, logging while drilling, and surface logging with laboratory-fluid and core analyses to reduce reservoir uncertainty.

•
Well Construction builds or rebuilds well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores. We also include our land drilling rig business as part of Well Construction.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
2017	$60.42	$2.95	1,127	949
2016	53.72	3.68	770	925
2015	37.04	2.36	910	1,105

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the last business day of the year indicated at Cushing Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the last business day of the year indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Quarterly average rig count – Source: Baker Hughes Rig Count

During 2017 WTI crude oil prices ranged from a high of $60.42 per barrel in late December to a low of $42.53 per barrel in mid-June on the New York Mercantile Exchange. Natural gas ranged from a high of $3.42 MM/BTU in mid-January to a low of $2.56 MM/BTU in mid-February. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Outlook

Our results for 2017 were challenged by the continued volatility in oil prices and severe market contraction for our products and services. Market weakness and contraction has materially reduced capital spending by our customers, which has reduced our revenue, both through lower activity levels and pricing. We believe our industry will remain within this ‘medium-for-longer’ price level paradigm for some time, until production growth is moderated. In the interim, we expect continuous short-term cyclical fluctuations. We will continue to push innovation, both from a technological and a business model perspective, and we will deliver operational excellence to bring the cost of production down to a point at which market participants can make a decent return. For us, this includes a significant transformation program which was started late in the fourth quarter of 2017 to generate cost savings through flattening our structure, driving process changes, improving the efficiency of our supply chain and sales organizations and continuing to rationalize our manufacturing footprint.

For 2018, we expect growth in the Western Hemisphere to be driven by completion systems, artificial lift, and drilling services as rig count increases, pricing power improves and supplies tighten. North America growth is expected to be led by the Permian Basis, and we believe that apart from increasing activity in Argentina, South America and Mexico will remain relatively subdued. In the Eastern Hemisphere, we continue to anticipate growth in the North Sea and in the Gulf Cooperation Council (“GCC”) countries as a result of market share gains and activity levels in Russia are also expected to increase while Africa, Asia and Europe are expected to remain stable. We believe certain deepwater markets in the Eastern Hemisphere have likely reached their bottom with no expected improvements in the near term.

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

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and/or our short and long-term objectives. It is also our intention to divest our remaining land drilling rigs business. Upon completion, the cash proceeds from any divestitures are expected to be used to for working capital or repay or repurchase debt. Any such debt reduction may include the repurchase of our outstanding senior notes prior to their maturity in the open market or through a privately negotiated transaction or otherwise.

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

Opportunities and Challenges

Our industry offers many opportunities and challenges. The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well construction and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on the number wells and the type of production systems used. We have created a long-term strategy aimed at growing our businesses, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, including the ongoing and prolonged industry downturn and our ability to respond to industry demands and periods of over-supply or low oil prices, successfully maximize the benefits from our acquisitions and complete the disposition of our land drilling rigs business.

Overview of Significant Activities

Disposition of U.S. Pressure Pumping and Other Assets

On December 29, 2017, we completed the sale of our U.S. pressure pumping and pump-down perforating assets for $430 million in cash and recognized a $96 million gain on this sale. We sold our related facilities, field assets, and supplier and customer contracts related to these businesses. Proceeds from the sale were used to reduce outstanding indebtedness.

Reporting Segments

At the end of the third quarter of 2017, changes to Weatherford’s organization structure were internally announced to flatten the organization structure, reduce our costs and accelerate decision-making processes. During the fourth quarter of 2017, the Company's chief operating decision maker (its chief executive officer) changed the information he regularly reviews to allocate resources and assess performance and we realigned our reporting segments into two reportable segments, which are the Western Hemisphere segment and Eastern Hemisphere segment. Our Western Hemisphere segment represents the prior North America and Latin America segments as well as land drilling rigs operations in Colombia and Mexico. Our Eastern Hemisphere segment represents the prior MENA/Asia Pacific segment and Europe/SSA/Russia segment as well as land drilling rigs operations in the Eastern Hemisphere. Research and Development expenses are now included in the results of our Western and Eastern Hemisphere segments. We have revised our segment reporting to reflect our current management approach and recast prior periods to conform to the current segment presentation. Our corporate and other expenses that do not individually meet the criteria for segment reporting continue to be reported separately as Corporate expenses.

Summary of Operating Charges

For the year ended December 31, 2017 we had $928 million of long-lived asset impairments (of which $740 million was due to a write-down to the lower of carrying amount or fair value less cost to sell of our land drilling rigs assets classified as held for sale), $540 million inventory write-off and other related charges including excess and obsolete, $230 million in the write-down of Venezuelan receivables, $183 million of severance and restructuring charges and an $86 million warrant fair value adjustment gain.

For the year ended December 31, 2016 we had $710 million related to long-lived asset impairments, asset write-downs, receivables write-offs and other charges and credits, $280 million of severance and restructuring charges, $220 million of litigation charges, $219 million of inventory write-downs and $114 million of pressure pumping related charges related to the shutdown of our U.S. pressure pumping business.

For the year ended December 31, 2015 we had $638 million of long-lived asset impairments, $232 million of severance and restructuring charges, $223 million of inventory write-downs, $130 million of supply agreement charges, $116 million of litigation charges, $48 million of bad debt expense charges and $83 million of charges related to professional fees, divestiture related charges, facility closures, equity investment impairment and other charges.

Long-lived Asset Impairments and Other Asset Charges

In the fourth quarter of 2017, we recognized long-lived asset impairments of $928 million, of which $923 million was related to property, plant and equipment (“PP&E”) impairments and $5 million was related to the impairment of intangible assets. The PP&E impairments in our Eastern Hemisphere segment include a $740 million write-down to the lower of carrying amount or fair value less cost to sell of our land drilling rigs classified as held for sale, $135 million related to Western Hemisphere segment product line assets and $37 million related to other Eastern Hemisphere segment product line assets. In addition, we recognized $11 million of long-lived impairments charges related to Corporate assets. The impairments were due to the sustained downturn in the oil and gas industry, whose recovery was not as strong as expected and whose recovery in subsequent quarters was slower than had previously been anticipated. These long-lived asset impairments and other related charges are reported as “Long-Lived Asset Impairments, Write-Downs and Other Charges” on our Consolidated Statements of Operations.

In 2016, the prolonged downturn in the oil and gas industry contributed to continued lower exploration and production spending and continued low utilization of our land drilling rigs and certain asset groups. During 2016, based on our impairment tests, we recognized long-lived asset impairments of $436 million of which $388 million was related to product line PP&E impairments and $48 million was related to the impairment of intangible assets. The PP&E impairment charges were related to our Pressure Pumping and North America Well Construction, Drilling Services and Secure Drilling Service product lines. In 2016, we also recognized $114 million related to pressure pumping related charges in our North America segment. These long-lived asset impairments and other related charges are reported as “Long-Lived Asset Impairments, Write-Downs and Other Charges” on our Consolidated Statements of Operations.

In 2015, the weakness in crude oil prices contributed to lower exploration and production spending and a decline in the utilization of our land drilling rigs and certain U.S. asset groups. During 2015, based on our impairment tests, we recognized total long-lived impairment charges of $638 million with $383 million related to Pressure Pumping, Drilling Tools and Wireline assets in the in the Western Hemisphere and $255 million related to land drilling rigs assets in the Eastern Hemisphere. In 2015, we also recognized $130 million related to supply agreement charges in our Western Hemisphere segment. These long-lived asset impairments and other related charges are reported as “Long-Lived Asset Impairments, Write-Downs and Other Charges” on our Consolidated Statements of Operations. In connection with our long-lived asset impairments in 2015, we prepared an analysis to determine the fair value of our equity method investments. We assessed these declines in value as other than temporary and recognized an impairment loss of $25 million.

See “Note 8 – Long-Lived Asset Impairments,” “Note 9 – Goodwill” and “Note 14 – Fair Value of Financial Instruments, Assets and Equity Investments” for additional information regarding the long-lived, other asset and goodwill impairments.

Recent Litigation Settlements

In August 2016, after a bench trial in Harris County, Texas, the court entered a judgment of $36 million against the Company in the case of Spitzer Industries, Inc. (“Spitzer”) vs. Weatherford U.S., L.P. in connection with Spitzer’s fabrication work on two mobile capture vessels used in the cleanup of marine oil spills. We agreed on a settlement and paid the settlement amount of $25 million during the fourth quarter of 2017.

In 2016, the SEC and DOJ continued to investigate certain accounting issues associated with the material weakness in our internal control over financial reporting for income taxes and the restatements of our historical financial statements in 2011 and 2012. During the first quarter 2016, we recorded a loss contingency in the amount of $65 million. In the second quarter 2016, we increased our loss contingency to $140 million reflecting our best estimate for the potential settlement of this matter which ultimately became the final settlement. As disclosed in a Form 8-K filed on September 27, 2016, the Company agreed to pay the SEC a total civil monetary penalty of $140 million to resolve the investigation. Our final payment for the civil monetary penalty was made in September 2017. For additional information about this resolution, see “Note 21 – Disputes, Litigation and Contingencies.”

On June 30, 2015, we settled a purported securities class action for $120 million in exchange for the dismissal with prejudice of the litigation and the unconditional release of all claims captioned Freedman v. Weatherford International Ltd., et al., that were filed in the Southern District of New York against us and certain current and former officers in March 2012. The settlement agreement was subject to notice to the class, approval by the U.S. District Court for the Southern District of New York and other conditions. The settlement amount was paid into escrow in August 2015. We are pursuing reimbursement from our insurance carriers and have recovered $26 million of the settlement amount to date. See “Note 21 – Disputes, Litigation and Contingencies” for additional information.

Debt Transactions and Equity Issuances

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

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for 2017, 2016 and 2015. See “Notes to Consolidated Financial Statements – Note 23 – Segment Information” for additional information regarding variances in operating income.

				Percentage Change
	Year Ended December 31,			Favorable (Unfavorable)
(Dollars in millions, except per share data)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Revenues:
Western Hemisphere	$2,937	$2,942	$5,276	—%	(44)%
Eastern Hemisphere	2,762	2,807	4,157	(2)%	(32)%
Total Revenues	$5,699	$5,749	$9,433	(1)%	(39)%

Operating Income (Loss):
Western Hemisphere	$(115)	$(409)	$(180)	72%	(127)%
Eastern Hemisphere	(143)	(160)	27	11%	(693)%
Total Segment Operating Loss	$(258)	$(569)	$(153)	55%	(272)%

Corporate General and Administrative	$(130)	$(139)	$(194)	6%	28%
Long-Lived Asset Impairments, Write-Downs and Other Charges	(1,664)	(1,043)	(768)	(60)%	(36)%
Restructuring Charges	(183)	(280)	(232)	35%	(21)%
Litigation Charges, Net	10	(220)	(116)	105%	(90)%
Goodwill and Equity Investment Impairment	—	—	(25)	—%	100%
Gain (Loss) from Disposition of U.S. Pressure Pumping Assets and Businesses	96	—	(6)	—%	100%
Other Items	—	—	(52)	—%	100%
Total Operating Loss	$(2,129)	$(2,251)	$(1,546)	5%	(46)%

Interest Expense, Net	$(579)	$(499)	$(468)	(16)%	(7)%
Warrant Fair Value Adjustment	86	16	—	438%	—%
Bond Tender Premium, Net	—	(78)	—	100%	—%
Currency Devaluation Charges	—	(41)	(85)	100%	52%
Other Income (Expense), Net	(34)	(24)	3	(42)%	(900)%
Income Tax (Provision) Benefit	(137)	(496)	145	72%	(442)%
Net Loss per Diluted Share	(2.84)	(3.82)	(2.55)	26%	(50)%
Weighted Average Diluted Shares Outstanding	990	887	779	(12)%	(14)%

Depreciation and Amortization	801	956	1,200	16%	20%

Revenues Percentage by Business Group

The following table contains the percentage distribution of our consolidated revenues by business groups for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Production	26%	29%	29%
Completions	22	20	20
Drilling and Evaluation	24	22	22
Well Construction	28	29	29
Total	100%	100%	100%

Consolidated and Segment Revenues

2017 vs 2016 Revenues

Consolidated revenues decreased $50 million, or 1%, in 2017 compared to 2016. Excluding revenues from U.S. pressure pumping operations and our Zubair project in Iraq, consolidated revenues increased 5% in 2017 compared to 2016.

•
Western Hemisphere revenues declined slightly by $5 million in 2017 compared to 2016, primarily due to lower activity concentrated in Argentina, Venezuela and Brazil in Drilling and Evaluation and Completions, the impact of the shutdown of our U.S. pressure pumping operations in the fourth quarter of 2016, as well as the negative impact from the change in accounting for revenue on a cash basis in Venezuela. Western Hemisphere revenues, excluding U.S. pressure pumping operations, improved $245 million, or 9%, in 2017 compared to 2016. These improvements were driven by higher activity and sales in the U.S. and Canada related to the 46% increase in North American rig count since December 31, 2016 as well as improvements across all our product lines in Colombia benefiting from an increase in the number of operating rigs.

•
Eastern Hemisphere revenues declined $45 million, or 2%, primarily due to lower activity related to the Zubair project, a non-renewal of a contract in the United Arab Emirates and overall lower demand for services and continued pricing pressures for Well Construction. Throughout the Asia markets we had a broad decline in demand across our product lines. Eastern Hemisphere revenues, excluding early production facility operations, improved $30 million, or 1%, in 2017 compared to 2016. This improvement was driven by improved customer activity in Russia for Drilling Services, Pressure Pumping and Well Construction operations, a full year for our Drilling Rigs contract in Algeria as well as overall improvements in Kuwait.

2016 vs 2015 Revenues

Consolidated revenues decreased $3.7 billion, or 39%, in 2016 compared to 2015. Revenues decreased in 2016 compared to 2015 across all our segments as follows:

•
Western Hemisphere segment revenues declined $2.3 billion, or 44%, in 2016 compared to 2015, due to the 20% decrease in Western Hemisphere rig count since December 31, 2015, continued customer pricing pressures and reduced exploration activity due to lower customer spending across our product lines. The significantly lower activity particularly impacted artificial lift, well construction, and pressure pumping in the U.S and Canada. Revenues declined in Brazil, Argentina, and Colombia due to customer pricing adjustments and budget spending reductions by our customers. All these geographic locations were negatively impacted by the reduced demand and pricing pressure, with managed-pressure drilling, well construction, and drilling services as the most negatively impacted product lines.

•
Eastern Hemisphere segment revenues declined $1.4 billion, or 32%, in 2016 compared to 2015, due to the 10% decrease in Eastern Hemisphere rig count since December 31, 2015, continued customer pricing pressures and reduced activity from lower customer spending. The lower business activity negatively impacted revenue in most countries, particularly in Saudi Arabia, Kuwait, Iraq, Russia, the North Sea, Angola, Australia and Malaysia. Although many product lines were negatively impacted, the largest declines were in Well Construction, Tubular Running Services, and Completions. These declines were partly offset by an improvement from the recognition of revenue as part of the settlement agreement signed in the second quarter of 2016 for the Zubair project in Iraq.

Consolidated and Segment Operating Loss

2017 vs 2016 Operating and Segment Results

Consolidated operating loss improved $122 million, or 5%, in 2017 compared to 2016 and segment operating loss improved $311 million, or 55%, in 2017 compared to 2016. Our consolidated operating loss improvement was primarily due to the following:

•Higher activity and productivity related to the increase in Western Hemisphere rig count;

•
Higher utilization in our product lines, improved sales mix and the continued realization of savings from cost reduction measures related to headcount reductions and facility closures, and lower depreciation and amortization due to decreased capital spending.

•	Long-lived asset impairments, write-downs and charges increased in 2017, offset by reduced litigation and restructuring charges;
•Reduced expenses from the shutdown of our U.S. pressure pumping operations; and
•A gain on sale of $96 million the U.S. pressure pumping and pump-down services assets.

The Western Hemisphere segment operating loss improved $294 million, or 72%, in 2017 compared to 2016. This improvement in operating income is due to increased activity levels in North America for Artificial Lift, Well Construction, Completions and Drilling Services, cost savings from facility closures and cost reductions as a result of the shutdown of our U.S. pressure pumping operations at the end of 2016. This improvement was partially offset by a deterioration of results in Venezuela as a result of the change in revenue accounting and a difficult geopolitical situation as well as lower revenue in Argentina and Brazil, suffering from pricing pressure and reduced demand for our products and services in most product lines.

The Eastern Hemisphere segment operating loss improved $17 million, or 11%, in 2017 compared to 2016. The improvements in 2017 were primarily due to higher activity and increased utilization rates in Russia, North Africa, parts of the Middle East, Continental Europe and the North Sea combined with lower costs related to the Zubair project in Iraq. These improvements were partially offset by a non-renewal of a contract in the United Arab Emirates, continued pricing pressure across most of our businesses as well as a decline in activity in offshore markets in Asia and Africa.

2016 vs 2015 Operating and Segment Results

Consolidated operating loss declined $705 million, or 46%, in 2016 compared to 2015. The operating loss degradation was due to low customer activity levels and pricing pressures from the low price of crude oil and increased impairment, litigation and restructuring charges. All segment operating results and product lines were impacted negatively, which was partly offset by cost savings from cost reduction efforts, minimizing operating losses despite large revenue declines.

Western Hemisphere segment operating loss declined $229 million, or 127%, in 2016 compared to 2015 due to lower activity related to decreased customer spending, customer pricing adjustments and pricing pressure impacting the U.S., Canada, Venezuela, Brazil and Colombia. The significantly lower activity particularly impacted operating results in Artificial Lift, Well Construction, and Pressure Pumping in the U.S and Canada. Operating income declined in Brazil, Argentina, and Colombia due to customer pricing adjustments and budget spending reductions by our customers.

Eastern Hemisphere segment operating loss declined $187 million, or 693%, in 2016 compared to 2015 due to a decline in customer activity and overall lower demand broadly impacted all product lines, particularly in Well Construction, Tubular Running Services, and Completions and were concentrated in Saudi Arabia, Kuwait, Iraq, Russia, the North Sea, Angola, Australia and Malaysia. The decline was partly offset by income recognized from the settlement of our Zubair project.

Interest Expense, Net

Net interest expense was $579 million in 2017 compared to $499 million in 2016. This increase of $80 million, or 16%, in 2017 compared to 2016 is primarily from higher average borrowings and interest rates in 2017 compared to 2016.

Net interest expense was $499 million in 2016 compared to $468 million in 2015. This increase of $31 million, or 7%, in 2016 compared to 2015 was primarily due to higher interest rates on the senior notes and exchangeable notes issued in 2016.

Warrant Fair Value Adjustment

We had warrant fair value income of $86 million and $16 million in 2017 and 2016, respectively, related to the fair value adjustment to our warrant liability. The change in fair value of the warrant during 2017 was principally due to a decrease in Weatherford’s stock price. The warrant valuation would be negatively affected due to an increase in the likelihood of a future stock issuance.

Other Income/Expense, Net

We had other expense of $34 million and $24 million in 2017 and 2016, respectively, and other income of $3 million in 2015. In 2017, other expense was primarily driven by foreign currency exchange losses, letter of credit and other financing fees. In 2016, other expense was primarily driven by losses on the repurchase of certain senior notes and by foreign currency exchange losses. Foreign exchange losses are typically due to the strengthening U.S. dollar compared to our foreign denominated operations. In 2015, other income of $3 million was primarily driven by gains on the repurchase of certain senior notes partially offset by foreign currency exchange losses.

Currency Devaluation Charges

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Consolidated Statements of Operations. In 2016, currency devaluation charges of $41 million include charges related to the Angolan kwanza of $31 million and the Egyptian pound of $10 million. In 2015, currency devaluations charges of $85 million include charges related to the Angolan kwanza of $39 million, the Venezuelan bolivar of $26 million, the Argentina peso of $11 million and the Kazakhstani tenge of $9 million.

The devaluation of the Argentine peso in 2015 was due to the modification of currency control restrictions on purchasing of foreign currencies by the Argentine Central Bank. The depreciation of the Kazakhstani tenge during 2015 occurred after the National Bank of Kazakhstan abandoned its peg of the tenge to the U.S. dollar. The Venezuelan bolivar charge in 2015 reflects remeasurement charges due to currency devaluation in Venezuela.

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

For the year ended December 31, 2017, we had a tax expense of $137 million on a loss before income taxes of $2.7 billion. The primary driver of the tax expense was due to profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third party transactions. In addition, the Company concluded that it needed to record a valuation allowance of $73 million in the fourth quarter of 2017 against certain previously benefited deferred tax assets since it cannot support that it is more likely than not that the deferred tax assets will be realized. The additional valuation allowance was partially offset by a one-time $52 million benefit as a result of the recent U.S tax reform. Our results for 2017 also include charges with no significant tax benefit principally related to asset write-downs and other charges including $928 million in long-lived asset impairments (of which $740 million related to a write-down to the lower of carrying amount or fair value less cost to sell of our land drilling rigs assets classified as held for sale), $540 million inventory charges including excess and obsolete, $230 million in the write-down of Venezuelan receivables and $66 million of other write-downs charges and credits, $183 million in restructuring charges and the warranty fair value adjustment of $86 million.

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or “TCJA”). The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017 held in cash and illiquid assets (with the latter taxed at a lower rate), and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax). The SEC has issued guidance that allow for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts. The Company believes that the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% can reasonably be estimated to decrease the amount of the U.S. deferred tax assets and liabilities by $249 million with a decrease to the valuation allowance of $301 million for a net tax benefit of $52 million. The TCJA is not estimated to have other impacts on the Company’s effective tax rate because of the valuation allowance against the U.S. deferred tax assets. Any potential impact is offset by un-benefitted U.S. net operating loss carryforwards. As we do not have all the necessary information to analyze all effects of this tax reform, this is a provisional amount which we believe represents a reasonable estimate of the accounting implications of this tax reform. In addition, the various impacts of the TCJA may materially differ from the estimated impacts recognized in the fourth quarter due to regulatory guidance that may be issued in the future, tax law technical corrections, refined computations, and possible changes in the Company’s interpretations, assumptions, and actions as a result of the tax legislation. We will continue to evaluate tax reform, and adjust the provisional amounts as additional information is obtained. Any adjustment to these provisional amounts will be reported in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

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

Operations in various jurisdictions continue to experience losses due to the delayed recovery in the demand for oil field services. Our expectations regarding the recovery are more measured due to continue volatility in oil prices and market contraction for our products and services. Also, the Company recorded significant long-lived asset impairments and established allowances for inventory and other assets in the fourth quarter of 2017. As a result of the continued losses, and limited objective positive evidence to overcome negative evidence, the Company concluded that it needed to record additional valuation allowance of $73 million in the fourth quarter of 2017 against certain previously benefited deferred tax assets since it cannot support that it is more likely than not that the deferred tax assets will be realized.

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

In 2017, the income tax provision was $137 million compared to a tax provision of $496 million in 2016 and to an income tax benefit of $145 million in 2015, respectively, which resulted in an effective tax rate of (5)%, (17)% and 7%, respectively. Our 2017 effective tax rate was driven by tax expense due to profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third party transactions, additional valuation allowance recorded on previously benefited deferred tax assets partially offset by the tax benefit from the U.S. tax reform. Results for the year ended December 31, 2017 also include charges with no significant tax benefit.

In 2016, the income tax provision was $496 million compared to an income tax benefit of $145 million in 2015, which resulted in an effective tax rate of (17)% and 7%, respectively. Our 2016 effective tax rate was driven by the tax valuation allowance, tax provision on loss before income taxes and charges without a significant tax benefit. Results for the year ended December 31, 2016 also include charges with no significant tax benefit principally related to$436 million of long-lived asset impairments, $219 million of inventory write-downs, $140 million of settlement agreement charges, $114 million of pressure pumping related charges, $78 million of bond tender premium, and $76 million of PDVSA note receivable net adjustment, $62 million in accounts receivable reserves and write-offs, and $41 million of currency devaluation related to the Angolan kwanza and Egyptian pound. In addition, we recorded $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries.

Our effective tax rate for these periods was also negatively impacted by the taxing regimes in certain countries and our operating structure. Several of the countries in which we operate, primarily in our Eastern Hemisphere, tax us based on "deemed", rather than actual, profits. We are not currently profitable in certain of those countries, which results in us accruing and paying taxes based on a "deemed profit" instead of recognizing no tax expense or potentially recognizing a tax benefit. Our operating structure results in us paying withholding taxes on intercompany and third party transactions for items such as rentals, management fees, royalties, and interest as well as on applicable third party transactions. Such net withholding taxes were $43 million in 2017, $88 million in 2016 and $101 million in 2015 prior to possibly receiving a tax benefit in the jurisdiction of the payee. We also incur pre-tax losses in certain jurisdictions that do not have a corporate income tax and thus we are not able to recognize an income tax benefit on those losses.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $12 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

Restructuring Charges

Due to the ongoing levels of exploration and production spending, we continue to reduce our overall cost structure and workforce to better align with current activity levels of exploration and production. The cost reduction plan which began in 2016 and continued throughout 2017 (the “2016-17 Plan”), included a workforce reduction and other cost reduction measures initiated across our geographic regions. Prior plans, including the 2016 cost reduction plan (the “2016 Plan”) and 2015 cost reduction plan (the “2015 Plan”) also included a workforce reduction and other cost reduction measures initiated across our geographic regions. Other restructuring charges in each plan include contract termination costs, relocation and other associated costs.

In connection with the 2016-17 Plan, we recognized restructuring charges of $183 million in 2017, which include severance benefits of $109 million, other restructuring charges of $62 million and restructuring related asset charges of $12 million.

In connection with the 2016 Plan, we recognized restructuring charges of $280 million in 2016, which include severance benefits of $196 million, other restructuring charges of $44 million and restructuring related asset charges of $40 million.

The 2015 Plan commenced in the fourth quarter of 2014 and included a worldwide workforce reduction and other cost reduction measures. In connection with the 2015 Plan, we recognized restructuring charges of $232 million in 2015, which include severance benefits of $149 million, other restructuring charges of $19 million and restructuring related asset charges of $64 million.

Please see “Note 3 – Restructuring Charges” to our Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

Cash Flows

At December 31, 2017, we had cash and cash equivalents of $613 million compared to $1.0 billion at December 31, 2016 and $467 million at December 31, 2015. The following table summarizes cash provided by (used in) each type of business activity, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Net Cash Provided by (Used in) Operating Activities	$(388)	$(304)	$715
Net Cash Used in Investing Activities	(62)	(137)	(659)
Net Cash Provided by Financing Activities	20	1,061	3

Operating Activities

Cash used in operating activities was $388 million in 2017 compared to $304 million in 2016. The increased cash outflow in operating activities in 2017 compared to 2016 was primarily attributable to working capital outflows related to higher operating activities as well as increases in our cash payments for interest and litigation settlements.

Cash used in operating activities was $304 million in 2016 compared to cash provided by operating activities of $715 million in 2015. The declines in operating cash flow in 2016 compared to 2015 was attributable to a decline in operating income due to the significant decline in oil prices and drilling activity, partially offset by cash flow from working capital.

Cash provided by operating activities of $715 million in 2015 was primarily due to improved working capital inflows from the collection of receivables and cash from the sale of inventories.

Investing Activities

Our investing activities used cash of $62 million, $137 million and $659 million during 2017, 2016 and 2015, respectively. On December 29, 2017, we completed the sale of our U.S. pressure pumping and pump-down perforating assets for $430 million in cash. As part of this transaction, we sold our U.S. pressure pumping and pump-down perforating related facilities and supplier and customer contracts. In addition, during 2017, we received cash proceeds of $51 million from the disposition of other assets.

The primary drivers of cash used in investing activities are capital expenditures for PP&E and the purchase of assets held for sale. Capital expenditures were $225 million, $204 million and $682 million for 2017, 2016 and 2015, respectively. Additionally, in 2017 we purchased assets held for sale of $244 million related to certain leased equipment utilized in our North America pressure pumping operations. The amount we spend for capital expenditures varies each year based on the type of contracts into which we enter, our asset availability and our expectations with respect to industry activity levels in the following year. The increased capital expenditures in 2017 compared to 2016 is due to higher anticipated activity in the oil and gas industry related to greater volumes of work and increased rig count. The significant decline in capital expenditures in 2016 compared to 2015 is due to the continued price fluctuation of crude oil, continued weakness in demand and lower than expected exploration and production spending.

Investing activities in 2017 also included the purchase of held-to-maturity Angolan government bonds of $50 million, payments of $15 million to acquire intellectual property and other intangibles, and $7 million of business acquisition payments primarily related to our last installment payment for a 2015 business acquisition.

Investing activities in 2016 also included insurance proceeds of $39 million from the casualty loss of a rig in Kuwait, proceeds of $49 million from the disposition of assets and $30 million on the promissory note from the prior sale of our equity investment in Borets International Limited. These proceeds were partially offset by payments of $36 million for working capital adjustment payments related to the sale of our businesses and $15 million in payments related to acquisition of businesses and intangibles. See “Note 2 – Business Combinations and Divestitures” for additional information.

Investing activities in 2015 also included proceeds of $37 million from the disposition of assets, payments of $22 million to acquire businesses, intellectual property and other investing activity proceeds of $8 million.

Financing Activities

During 2017, we received net proceeds of approximately $250 million from the June 2017 issuance of our 9.875% senior notes due in 2024. Long-term debt repayments in 2017 were $69 million. Net short-term debt borrowings were $128 million in 2017 were primarily for working capital, partially offset by the repayment of our 6.35% senior notes with a principal balance of $88 million.

During 2016, we received total cash proceeds of $1.1 billion from the issuance of 200 million ordinary shares of the Company. Our financing activities also consisted of the borrowing and repayment of short-term and long-term debt. During 2016, through a series of offerings and transactions, we received proceeds, net of underwriting fees, of $3.7 billion from the issuance of our $1.265 billion 5.875% exchangeable senior notes, $750 million 7.75% senior notes, $750 million 8.25% senior notes, $540 million 9.875% senior notes and $500 million secured term loan.

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

Revolving Credit Facility and Secured Term Loan Agreement

We have a revolving credit facility (the “Revolving Credit Agreement”) maturing in July of 2019 and a secured term loan agreement (the “Term Loan Agreement” and collectively with the Revolving Credit Agreement, the “Credit Agreements”) maturing in July of 2020. Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants. As of December 31, 2017, we were in compliance with our financial covenants as defined in the Credit Agreements as well as under our indentures. Based on our current financial projections, we believe we will continue to remain in compliance with our covenants.

At December 31, 2017, we had total commitments under the Revolving Credit Agreement of $1.0 billion and borrowings of $375 million under the Term Loan Agreement. At December 31, 2017, we had $890 million available under the Credit Agreements and the following table summarizes our borrowing availability under these agreements:

(Dollars in millions)	December 31, 2017
Facilities	$1,375
Less Uses of Facilities:
Letters of Credit	110
Secured Term Loan Principal Borrowing	375
Borrowing Availability	$890

In January 2018, our total commitments under the Revolving Credit Agreement was reduced from $1.0 billion to $900 million after the sale of our U.S. pressure pumping and pump-down perforating assets in accordance with the terms of the Credit Agreement.

Our Credit Agreements require that we maintain the following financial covenants, with terms as defined in the Credit Agreements:

1)
Leverage ratio of no greater than 2.5 to 1, which measures our indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities to the trailing four quarters consolidated adjusted earnings before interest, taxes, depreciation, amortization and other specified charges (“Adjusted EBITDA”);

2)
Leverage and letters of credit ratio of no greater than 3.5 to 1, which is calculated as our indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities and all letters of credit to the trailing four quarters Adjusted EBITDA; and

3)	Asset coverage ratio of at least 4.0 to 1, which is calculated as our asset value to indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities.

Our Credit Agreements contain financial covenants, as defined in the agreements, and customary events of default, including our failure to comply with the financial covenants. As of December 31, 2017, we were in compliance with our financial covenants as defined in the Credit Agreements and in the covenants under our indentures. We also expect to remain in compliance with all of our covenants throughout 2018. Should circumstances arise where we are not in compliance with our covenants during any quarterly reporting period, we may have to seek a waiver from our lenders or take measures to reduce indebtedness under the Credit Agreements to a level that would comply with the covenants.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At December 31, 2017, we had $11 million in short-term borrowings under these arrangements. In 2016, we repaid $180 million borrowed under a credit agreement that matured in the first half of 2016.

Ratings Services’ Credit Ratings

Our Standard & Poor’s Global Ratings for our senior unsecured notes is B-, with a negative outlook. Our Moody’s Investors Services credit rating on our senior unsecured notes is currently Caa1 and our short-term rating is SGL-3, both with a negative outlook. We continue to have access and expect we will continue to have access to most credit markets.

Cash Requirements
During 2018, we anticipate our cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, severance payments and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and other amounts to settle litigation related matters described in “Item 1A. – Risk Factors” and “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21 – Disputes, Litigation and Contingencies.” We anticipate funding these requirements from cash and cash equivalent balances, cash generated by our operations, availability under our credit facilities, accounts receivable factoring and proceeds from disposals of businesses or capital assets. We anticipate that cash generated from operations will be augmented by working capital improvements, increased activity and improved margins. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. From time to time we may and have entered into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Capital expenditures for 2018 are projected to be approximately $200 million to $250 million, excluding expenditures for our land drilling rigs business, compared to capital expenditures of $225 million in 2017 (excluding the purchase of certain leased equipment utilized in our North America pressure pumping operations for a total amount of $244 million in 2017) due to anticipated activity in the oil and gas business related to stabilizing active rig counts. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2018. Expenditures are expected to be used primarily to supporting ongoing activities of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs.

Cash and cash equivalents of $599 million at December 31, 2017, are held by subsidiaries outside of Switzerland, the Company’s taxing jurisdiction.  Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax. However, in 2016 we recorded tax expense of $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries and $265 million of expense in 2015 for a non-cash tax expense on distribution of subsidiary earnings.

As of December 31, 2017, $99 million of our cash and cash equivalents balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. Dollar conversions. In January 2018, the Angolan National Bank announced a new currency exchange regime and the Angolan kwanza subsequently devalued approximately 19%. As a result, we anticipate recognizing currency devaluation charges in the first quarter of 2018. Sustained Angolan exchange limitations may further and has limited our ability to repatriate earnings and exposes us to additional exchange rate risk.

Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In 2017, we sold accounts receivable of $227 million, recognized a loss of $1 million and received cash proceeds totaling $223 million on these sales. In 2016, we sold accounts receivables of $156 million, recognized a loss of $0.7 million and received cash proceeds totaling $154 million on these sales. In 2015, we sold accounts receivables of $78 million, recognized a loss of $0.2 million and received cash proceeds totaling $77 million on these sales. Our factoring transactions were recognized as sales, and the proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.

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

	Payments Due by Period
(Dollars in millions)	2018	2019 and 2020	2021 and 2022	Thereafter	Total
Short-term Debt	$11	$—	$—	$—	$11
Long-term Debt (a)	137	1,192	2,676	3,840	7,845
Interest on Long-term Debt	564	1,019	755	2,724	5,062
Noncancellable Operating Leases	176	181	84	192	633
Purchase Obligations	166	—	—	—	166
	$1,054	$2,392	$3,515	$6,756	$13,717

(a)
Amounts represent the expected cash payments of principal associated with our long-term debt. These amounts do not include the unamortized discounts or deferred gains on terminated interest rate swap agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $239 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations table above.

We have defined benefit pension and other post-retirement benefit plans covering certain of our U.S. and international employees. During 2017, we made contributions and paid direct benefits of approximately $23 million in connection with those plans and we anticipate funding approximately $5 million during 2018. Our projected benefit obligations for our defined benefit pension and other post-retirement benefit plans were $198 million as of December 31, 2017.

Derivative Instruments

Warrant

During the fourth quarter of 2016, in conjunction with the issuance of 84.5 million ordinary shares, we issued a warrant that gives the holder the option to acquire an additional 84.5 million ordinary shares. The exercise price on the warrant is $6.43 per share and is exercisable any time prior to May 21, 2019. The warrant is classified as a liability and carried at fair value with changes in its fair value reported through earnings. The fair value of the warrant was $70 million and $156 million on December 31, 2017 and 2016, respectively, generating an unrealized gain of $86 million in 2017. The change in fair value of the warrant during 2017 was principally due to a decrease in Weatherford’s stock price. The warrant valuation would be negatively affected due to an increase in the likelihood of a future stock issuance. If exercised, we expect to receive an additional $543 million in cash proceeds. See “Note 15 – Derivative Instruments” for information related to the warrant.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. As of December 31, 2017 and 2016, we had net unamortized premiums on fixed-rate debt of $4 million and $7 million, respectively, associated with fair value hedge terminations. These premiums are being amortized over the remaining term of the originally hedged debt as a reduction to interest expense included in “Interest Expense, Net” on the accompanying Consolidated Statements of Operations. See “Note 15 – Derivative Instruments” to our Consolidated Financial Statements for additional details.

Cash Flow Hedges

We may use interest rate swaps to mitigate our exposure to variability in forecasted cash flows due to changes in interest rates. In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from Accumulated Other Comprehensive Loss to interest expense over the remaining term of the debt. As of December 31, 2017 and 2016, we had net unamortized losses of $9 million in both years, associated with our cash flow hedge terminations. As of December 31, 2017, we did not have any cash flow hedges designated.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2017 and 2016, we had outstanding foreign currency forward contracts with notional amounts aggregating $767 million and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates. See “Note 15 – Derivative Instruments” for additional information.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded in each period in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations. See “Note 15 – Derivative Instruments” for additional information.

Off-Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford International Ltd. (“Weatherford Bermuda”) and Weatherford International, LLC (“Weatherford Delaware”), including the notes and credit facilities listed below.

The 6.80% senior notes of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2017 and 2016. At December 31, 2016, Weatherford Bermuda also guaranteed the 6.35% senior notes of Weatherford Delaware.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2017 and 2016: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes due 2039, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes (12) 5.875% exchangeable senior notes, (13) 7.75% senior notes, (14) 8.25% senior notes and (15) 9.875% senior notes due 2024.

Certain of these guarantee arrangements require us to present condensed consolidating financial information. See guarantor financial information presented in “Note 24 – Consolidating Financial Statements.”

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of December 31, 2017, we had $485 million of letters of credit and performance and bid bonds outstanding, consisting of $375 million of letters of credit under various uncommitted facilities and $110 million of letters of credit under the Revolving Credit Agreement. At December 31, 2017, we have cash collateralized $82 million of our letters of credit, which is included in “Cash and Cash Equivalents” in the accompanying Consolidated Balance Sheets. We also have $15 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

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

Business Combinations and Goodwill

Goodwill represents the excess of consideration paid over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Goodwill is allocated to Weatherford’s reporting units when initially acquired. Reporting units are operating segments or one level below the operating segment level. We revised our reporting units during the fourth quarter of 2017 in conjunction with an organization change and as of October 1, 2017, we performed a quantitative assessment under the revised reporting unit structure. Our reporting units are based on our regions and include North America, Latin America, Europe and Sub-Sahara Africa, Russia/China, Middle East/North Africa, and Asia.

Goodwill is not amortized but is evaluated for impairment. We perform an impairment test for goodwill annually as of October 1 or more frequently if indicators of potential impairment exist that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. We have the option to assess qualitative factors to determine if it is necessary to perform the quantitative goodwill impairment test. If it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we must perform the quantitative goodwill impairment test. We also have the option to bypass the qualitative assessment at any time and perform the quantitative step. The quantitative step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values.

If we perform the quantitative step, the fair value of our reporting units is determined using a combination of the income approach and the market approach. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows. The income approach requires us to make certain estimates and judgments. To arrive at our future cash flows, we use estimates of economic and market information, including growth rates in revenues and costs, working capital and capital expenditure requirements, and operating margins and tax rates. Several of the assumptions used in our discounted cash flow analysis are based upon our annual financial forecast. Our annual planning process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. Assumptions are also made for periods beyond the financial forecast period. The discount rate used in the income approach is determined using a weighted average cost of capital and reflects the risks and uncertainties in the cash flow estimates. The weighted average cost of capital includes a cost of debt and equity. The cost of equity is estimated using the capital asset pricing model, which includes inputs for a long-term risk-free rate, equity risk premium, country risk premium, and an asset beta appropriate for the assets in the reporting unit. The discount rates for our reporting units ranged from 10.25% to 13.0% as of our October 1, 2017 annual impairment test. The market approach estimates fair value as a multiple of each reporting unit’s actual and forecasted earnings based on market multiples of comparable publicly traded companies.

We used an independent valuation specialist for our annual impairment tests to assist us in our valuations under both methods. The final estimate of each reporting unit’s fair value is determined by using an appropriate weighting of the values from each method, where the income method was weighted heavier than the market method as we believe that the income method and assumptions therein are more reflective of a market participant’s view of fair value given current market conditions.

The fair values estimated using the income approach and the market approach cannot be directly compared to our market capitalization due to several factors, most importantly the premium that would be paid by a market participant to acquire a controlling interest in Weatherford, which is not reflected in the price of our publicly traded stock. The sum of the fair values of Weatherford’s reporting units’ implied a control premium of approximately 23% as of our October 1, 2017 testing date which is within the range of observable control premiums in market transactions.

The fair values of our reporting units that have goodwill were in excess of their carrying value as of our October 1, 2017 annual impairment test. If the carrying value of a reporting unit’s goodwill were to exceed its fair value, goodwill impairment is recognized as the difference to the extent of the goodwill balance.

Our estimates of fair value are sensitive to the aforementioned inputs to the valuation approaches. If any one of the above inputs changes, it could reduce the estimated fair value of the affected reporting unit and result in an impairment charge to goodwill. Some of the inputs, such as forecasts of revenue and earnings growth, are subject to change given their uncertainty. Other inputs, such as the discount rate used in the income approach and the valuation multiple used in the market approach, are subject to change as they are outside of our control. In the event that discount rates increased by more than 50 basis points for each of our reporting units with goodwill as of October 1, 2017, all else being equal, the resulting fair value would still exceed the reporting unit’s carrying value.

Based on the results of our impairment tests, we did not recognize a goodwill impairment charge in 2017, 2016 or 2015.

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

In the fourth quarter of 2017, we recognized long-lived asset impairment charges of $928 million, of which $923 million was related to PP&E impairments and $5 million was related to the impairment of intangible assets. The PP&E impairment charges of $740 million was attributable to the write-down to the lower of carrying amount or fair value less cost to sell of our land drilling rigs assets classified as held for sale, PP&E impairment charges related to our product lines of $135 million in the Western Hemisphere segment and $37 million in the Eastern Hemisphere segment. In addition, we recognized $11 million of long-lived impairment charges related to Corporate assets.

During 2016, we recognized long-lived asset impairment charges of $436 million, of which $388 million was related to product line PP&E impairments and $48 million was related to the impairment of intangible assets. The PP&E impairment charges were related to our Pressure Pumping in the Eastern Hemisphere segment and Well Construction, Drilling Services and Secure Drilling Service in the Western Hemisphere segment. In 2015, we recognized total long-lived asset impairment charges of $638 million with $383 million related to U.S. Pressure Pumping, Drilling Tools and Wireline product lines in the Western Hemisphere segment and $255 million related to land drilling rigs product line assets in the Eastern Hemisphere segment.

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

The decline and its impact on demand represent a significant adverse change in the business climate and an indication that some of our long-lived assets may not be recoverable. Based on the impairment indicators noted we performed an analysis of our long-lived assets in 2017, 2016 and 2015 and recorded long-lived and other asset impairment charges to adjust to fair value. See “Note 8 – Long-Lived Asset Impairments” for additional information regarding the long-lived assets impairment.

Management cannot predict the occurrence of future impairment-triggering events, so we continue to assess whether indicators of impairment to long-lived assets exist due to the current business conditions in the oilfield services industry.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our income tax provision in 2017 was $137 million compared to an income tax provision of $496 million in 2016 and an income tax benefit of $145 million in 2015, respectively, which resulted in an effective tax rate of (5)%, (17)% and 7%, respectively.

We recognize the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in approximately 90 countries through hundreds of legal entities. As a result, we are subject to numerous tax laws in the jurisdictions, and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions in which we operate are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), withholding taxes based on revenue, and other alternative minimum taxes. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of December 31, 2017, we had recorded reserves for uncertain tax positions of $217 million, excluding accrued interest and penalties of $61 million. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities.

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

As a result of the continued losses, and limited objective positive evidence to overcome negative evidence, the Company concluded that it needed to record additional valuation allowance of $73 million in the fourth quarter of 2017 against certain previously benefited deferred tax assets since it cannot support that it is more likely than not that the deferred tax assets will be realized.

As of December 31, 2017, our gross deferred tax assets were $2.1 billion before a related valuation allowance of $1.9 billion. As of December 31, 2016, our gross deferred tax assets were $1.9 billion before a related valuation allowance of $1.7 billion. The gross deferred tax assets were also offset by gross deferred tax liabilities of $251 million and $259 million as of December 31, 2017 and 2016, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Significant judgment is involved in recognizing this allowance. The determination of the collectability requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectability is reasonably assured, as well as consideration of the overall business and political climate in which our customers operate. Provisions for doubtful accounts are recorded when it becomes evident that customer accounts are uncollectible. At December 31, 2017, the total allowance for doubtful accounts was $329 million, which includes current allowance of $156 million, or 12% of total gross accounts receivable and long-term allowance of $173 million. At December 31, 2016, the allowance for doubtful accounts was $129 million, or 9%, of total gross accounts receivable. In 2017 and 2016, we recognized a charge for bad debt expense of $238 million and $69 million, respectively. In the second quarter of 2017, we changed the accounting for revenue with our primary customer in Venezuela and reclassified $158 million of net accounts receivable for this customer to Other Non-Current Assets on the accompanying Consolidated Balance Sheets. In the fourth quarter of 2017, we recorded an allowance for uncollectible long-term receivables for the full net amount of $158 million. We believe that our allowance for doubtful accounts is adequate to cover bad debt losses under current conditions. However, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A 5% change in the current allowance for doubtful accounts would have had an impact on loss before income taxes of approximately $8 million in 2017.

Inventory Reserves

Inventory represents a significant component of current assets and is stated at the lower of cost or market using either a first-in, first-out (“FIFO”) or average cost method. To maintain a book value that is the lower of cost or market, we maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we review inventory quantities on hand, future product demand, market conditions, production requirements and technological obsolesce. This review requires us to make judgments regarding potential future outcomes. At December 31, 2017 and 2016, inventory reserves totaled $682 million, or 36%, and $265 million, or 13%, of gross inventory, respectively. During 2017 and 2016, we recognized inventory write-off and other related charges, including excess and obsolete inventory charges totaling $540 million and $269 million, respectively. These charges were largely attributable to the downturn in the oil and gas industry, where certain inventory has been deemed commercially unviable or technologically obsolete considering current and future demand. We believe that our reserves are adequate to properly value excess, slow-moving and obsolete inventory under current conditions.

Disputes, Litigation and Contingencies

As of December 31, 2017, we have accrued an estimate of the probable and estimable cost to resolve certain legal and investigation matters. For matters not deemed probable and reasonably estimable, we have not accrued any amounts in accordance with U.S. GAAP. Our legal department manages all pending or threatened claims and investigations on our behalf. The estimate of the probable costs related to these matters is developed in consultation with internal and outside legal counsel. Our contingent loss estimates are based upon an analysis of potential results, assuming a combination of probable litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the issues. Whenever possible, we attempt to resolve these matters through settlements, mediation and arbitration proceedings if advantageous to us. If the actual settlement costs, final judgments or fines differ from our estimates, our future financial results may be adversely affected. For a more comprehensive discussion of our Disputes, Litigation and Contingencies, see “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21 – Disputes, Litigation and Contingencies.”

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

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Consolidated Statements of Operations. In 2017, we had no currency devaluation charges. In 2016 and 2015, currency devaluation charges were $41 million and $85 million, respectively, reflecting the impacts of the devaluation of several currencies. For additional details see “Currency Devaluation Charges” sub-heading under “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Foreign Currency, Foreign Currency Forward Contracts and Cross-Currency Swaps

Assets and liabilities of entities for which the functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date result in translation adjustments that are reflected in Accumulated Other Comprehensive Loss in the Shareholders’ (Deficiency) Equity section on our Consolidated Balance Sheets. Foreign currency translation comprehensive loss improved $130 million in 2017 and decreased $12 million in 2016.

As of December 31, 2017 and 2016, we had outstanding foreign currency forward contracts with total notional amounts aggregating $767 million and $1.6 billion, respectively. These contracts were entered into in order to hedge our net monetary exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts owed associated with closed contracts at December 31, 2017 and 2016, resulted in a net asset of approximately $1 million and a net liability $7 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

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

Our senior notes outstanding at December 31, 2017 and 2016, and that were subject to interest rate risk consist of the following:

	December 31,
	2017		2016
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.35% Senior Notes due 2017	—	—	89	89
6.00% Senior Notes due 2018	66	66	66	66
9.625% Senior Notes due 2019	488	516	489	518
5.125% Senior Notes due 2020	364	364	363	342
5.875% Exchangeable Senior Notes due 2021 (a)	1,170	1,221	1,147	1,199
7.75% Senior Notes due 2021	741	767	739	761
4.50% Senior Notes due 2022	643	587	642	565
8.250% Senior Notes due 2023	739	755	738	757
9.875% Senior Notes due 2024	780	840	528	575
6.50% Senior Notes due 2036	447	378	447	364
6.80% Senior Notes due 2037	255	214	255	213
7.00% Senior Notes due 2038	456	396	456	384
9.875% Senior Notes due 2039	245	267	245	250
6.75% Senior Notes due 2040	456	391	456	373
5.95% Senior Notes due 2042	368	298	368	283
Total	$7,218	$7,060	$7,028	$6,739

(a)
The Exchangeable Senior Notes due 2021 have been separated into the exchange feature, which is reported in Capital in Excess of Par Value, and the debt component, which is reflected in the table above and is reported in long-term debt. The estimated fair value reflected above is for the debt component only. The estimated fair value as of December 31, 2017 for the entire Exchangeable Senior Notes, which have a principal value of $1.265 billion, is $1.358 billion.

On June 26, 2017, we issued an additional $250 million aggregate principal amount of our 9.875% senior notes due 2024 (“Notes”). These Notes were issued as additional securities under an indenture pursuant to which we previously issued $540 million aggregate principal amount of our 9.875% senior notes due 2024. During 2016, through a series of offerings, we received proceeds net of underwriting fees of $3.7 billion from the issuance various unsecured debt instruments and a secured term loan. We used certain proceeds from our initial debt offering to fund tender offers to buy back our senior notes with a principal balance of $1.87 billion and used the remaining proceeds to repay our revolving credit facility and for general corporate purposes. We recognized a cumulative loss of $78 million on the tender offers buyback transaction. See “Note 12 – Short-term Borrowings and Other Debt Obligations” and “Note 13 – Long-term Debt” for additional details of our financing activities.

We have various capital lease and other long-term debt instruments of $460 million at December 31, 2017, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $11 million at December 31, 2017 approximates their fair value.

As it relates to our variable rate debt, if market interest rates increase by an average of 1% from the rates as of December 31, 2017, interest expense for 2017 would increase by less than $1 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. For purposes of this sensitivity analysis, we assumed no changes in our capital structure.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Weatherford International plc and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders’ (deficiency) equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Houston, Texas
February 14, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Weatherford International plc:

Opinion on Internal Control Over Financial Reporting

We have audited Weatherford International plc and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders’ (deficiency) equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”), and our report dated February 14, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Houston, Texas
February 14, 2018

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars and shares in millions, except per share amounts)	2017	2016	2015
Revenues:
Products	$2,116	$2,059	$3,573
Services	3,583	3,690	5,860
Total Revenues	5,699	5,749	9,433

Costs and Expenses:
Cost of Products	2,142	2,143	3,433
Cost of Services	2,747	3,046	4,588
Research and Development	158	159	231
Selling, General and Administrative Attributable to Segments	910	970	1,353
Corporate General and Administrative	130	139	227
Long-Lived Asset Impairments, Write-Downs and Other Charges	1,664	1,043	768
Goodwill and Equity Investment Impairment	—	—	25
Restructuring Charges	183	280	232
Litigation Charges, Net	(10)	220	116
(Gain) Loss from Disposition of U.S. Pressure Pumping Assets and Businesses	(96)	—	6
Total Costs and Expenses	7,828	8,000	10,979

Operating Loss	(2,129)	(2,251)	(1,546)

Other Income (Expense):
Interest Expense, Net	(579)	(499)	(468)
Warrant Fair Value Adjustment	86	16	—
Bond Tender Premium, Net	—	(78)	—
Currency Devaluation Charges	—	(41)	(85)
Other Income (Expense), Net	(34)	(24)	3

Loss Before Income Taxes	(2,656)	(2,877)	(2,096)
Income Tax (Provision) Benefit	(137)	(496)	145
Net Loss	(2,793)	(3,373)	(1,951)
Net Income Attributable to Noncontrolling Interests	20	19	34
Net Loss Attributable to Weatherford	$(2,813)	$(3,392)	$(1,985)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(2.84)	$(3.82)	$(2.55)

Weighted Average Shares Outstanding:
Basic & Diluted	990	887	779

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Net Loss	$(2,793)	$(3,373)	$(1,951)

Foreign Currency Translation	130	(12)	(789)
Defined Benefit Pension Activity	(39)	42	28
Other	—	1	1
Other Comprehensive Income (Loss)	91	31	(760)
Comprehensive Loss	(2,702)	(3,342)	(2,711)
Comprehensive Income Attributable to Noncontrolling Interests	20	19	34
Comprehensive Loss Attributable to Weatherford	$(2,722)	$(3,361)	$(2,745)

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and shares in millions, except par value)	2017	2016
Current Assets:
Cash and Cash Equivalents	$613	$1,037
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $156 in 2017 and $129 in 2016	1,103	1,383
Inventories, Net	1,234	1,802
Prepaid Expenses	237	263
Other Current Assets	332	402
Current Assets Held for Sale	359	23
Total Current Assets	3,878	4,910

Property, Plant and Equipment:
Land, Buildings and Leasehold Improvements	1,551	1,622
Rental and Service Equipment	6,481	7,975
Machinery and Other	2,138	2,245
Property, Plant and Equipment, Gross	10,170	11,842
Less: Accumulated Depreciation	7,462	7,362
Property, Plant and Equipment, Net	2,708	4,480

Goodwill	2,727	2,797
Intangible Assets, Net	213	248
Equity Investments	62	66
Other Non-current Assets	159	163
Total Assets	$9,747	$12,664

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$148	$179
Accounts Payable	856	845
Accrued Salaries and Benefits	308	291
Income Taxes Payable	228	255
Other Current Liabilities	690	858
Total Current Liabilities	2,230	2,428

Long-term Debt	7,541	7,403
Other Non-current Liabilities	547	765
Total Liabilities	10,318	10,596

Shareholders’ (Deficiency) Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 993 shares and 983 shares at December 31, 2017 and 2016, respectively	1	1
Capital in Excess of Par Value	6,655	6,571
Retained Deficit	(5,763)	(2,950)
Accumulated Other Comprehensive Loss	(1,519)	(1,610)
Weatherford Shareholders’ (Deficiency) Equity	(626)	2,012
Noncontrolling Interests	55	56
Total Shareholders’ (Deficiency) Equity	(571)	2,068
Total Liabilities and Shareholders’ (Deficiency) Equity	$9,747	$12,664

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIENCY) EQUITY

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity (Deficiency)
Balance at December 31, 2014	$1	$5,411	$2,427	$(881)	$75	$7,033

Net Income (Loss)	—	—	(1,985)	—	34	(1,951)
Other Comprehensive Loss	—	—	—	(760)	—	(760)
Dividends Paid to Noncontrolling Interests	—	—	—	—	(48)	(48)
Equity Awards Granted, Vested and Exercised	—	91	—	—	—	91
Balance at December 31, 2015	$1	$5,502	$442	$(1,641)	$61	$4,365

Net Income (Loss)	—	—	(3,392)	—	19	(3,373)
Other Comprehensive Income	—	—	—	31	—	31
Dividends Paid to Noncontrolling Interests	—	—	—	—	(24)	(24)
Issuance of Common Shares	—	894	—	—	—	894
Issuance of Exchangeable Notes	—	97	—	—	—	97
Equity Awards Granted, Vested and Exercised	—	78	—	—	—	78
Balance at December 31, 2016	$1	$6,571	$(2,950)	$(1,610)	$56	$2,068

Net Income (Loss)	—	—	(2,813)	—	20	(2,793)
Other Comprehensive Income	—	—	—	91	—	91
Dividends Paid to Noncontrolling Interests	—	—	—	—	(21)	(21)
Equity Awards Granted, Vested and Exercised	—	84	—	—	—	84
Balance at December 31, 2017	$1	$6,655	$(5,763)	$(1,519)	$55	$(571)

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(2,793)	$(3,373)	$(1,951)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	801	956	1,200
Long-Lived Asset Impairments and Other Charges	928	436	638
Venezuelan Receivables Write-Down	230	—	—
Inventory Write-off and Other Related Charges	540	269	244
Goodwill and Equity Investment Impairment	—	—	25
Restructuring and Other Asset Charges	38	194	194
Defined Benefit Pension Plan Gains	(47)	—	—
Currency Devaluation Charges	—	41	85
Litigation Charges (Credits)	(10)	214	122
Bond Tender Premium	—	78	—
Employee Share-Based Compensation Expense	70	87	73
Bad Debt Expense	8	69	48
(Gain) Loss on Sale of Assets and Businesses, Net	(91)	(10)	30
Deferred Income Tax Provision (Benefit)	(25)	381	(448)
Warrant Fair Value Adjustment	(86)	(16)	—
Other, Net	142	127	(32)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(29)	214	1,031
Inventories	(37)	260	349
Other Current Assets	107	67	128
Accounts Payable	(2)	(21)	(813)
Billings in Excess of Costs and Estimated Earnings	11	45	(1)
Accrued Litigation and Settlements	(123)	(94)	(128)
Other Current Liabilities	20	(201)	(10)
Other, Net	(40)	(27)	(69)
Net Cash Provided by (Used in) Operating Activities	(388)	(304)	715

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(225)	(204)	(682)
Acquisition of Assets Held for Sale	(244)	—	—
Acquisitions of Businesses, Net of Cash Acquired	(7)	(5)	(14)
Acquisition of Intellectual Property	(15)	(10)	(8)
Insurance Proceeds Related to Asset Casualty Loss	—	39	—
Proceeds (Payment) Related to Sale of Businesses and Equity Investment, Net	(1)	(6)	8
Proceeds from Sale of Assets	51	49	37
Proceeds from Disposition of U.S. Pressure Pumping and Pump-Down Perforating Assets	430	—	—
Other Investing Activities	(51)	—	—
Net Cash Used in Investing Activities	(62)	(137)	(659)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	250	3,681	4
Repayments of Long-term Debt	(69)	(1,963)	(474)
Borrowings (Repayments) of Short-term Debt, Net	(128)	(1,512)	505
Proceeds from Issuance of Ordinary Common Shares and Warrant	—	1,071	—
Bond Tender Premium	—	(78)	—
Payment for Leased Asset Purchase	—	(87)	—
Other Financing Activities, Net	(33)	(51)	(32)
Net Cash Provided by Financing Activities	20	1,061	3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	6	(50)	(66)
Net Increase (Decrease) in Cash and Cash Equivalents	(424)	570	(7)
Cash and Cash Equivalents at Beginning of Year	1,037	467	474
Cash and Cash Equivalents at End of Year	$613	$1,037	$467

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

Prior periods segment results, restructuring charges and certain other items have been reclassified for the change in our reportable segment presentation. Certain prior year amounts have been reclassified to conform to the current year presentation related to the adoption of new accounting standards. Net income and shareholders’ (deficiency) equity were not affected by these reclassifications. See subsection entitled “New Accounting Pronouncements” for additional details.

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

Major Customers and Credit Risk

Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform on-going credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain allowances for potential credit losses, and actual losses have historically been within our expectations. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of our international sales are to large international or national oil companies and these sales have resulted in a concentration of receivables from certain national oil companies. As of December 31, 2017, the Eastern Hemisphere accounted for 57% of our net outstanding accounts receivables and the Western Hemisphere accounted for 43% of our net outstanding accounts receivables. As of December 31, 2017, our net outstanding accounts receivable in the U.S. accounted for 19% of our balance and Kuwait accounted for 10% of our balance. No other country accounted for more than 10% of our net outstanding accounts receivables balance. During 2017, 2016 and 2015, no individual customer accounted for more than 10% of our consolidated revenues.

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

Our depreciation expense was $749 million, $896 million and $1.1 billion for the years ended December 31, 2017, 2016 and 2015, respectively. We classify our rig assets as “Rental and Service Equipment” on the Consolidated Balance Sheets.

The estimated useful lives of our major classes of PP&E are as follows:

Major Classes of Property, Plant and Equipment	Estimated Useful Lives
Buildings and leasehold improvements	10 – 40 years or lease term
Rental and service equipment	2 – 20 years
Machinery and other	2 – 12 years

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment. We perform an impairment test for goodwill annually as of October 1 or more frequently if indicators of potential impairment exist that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. We have the option to assess qualitative factors to determine if it is necessary to perform the quantitative step of the impairment test. If it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, further testing is not required. If it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we must perform the quantitative goodwill impairment test. We also have the option to bypass the qualitative assessment at any time and perform the quantitative step. The quantitative step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. If the carrying value of a reporting unit’s goodwill were to exceed its fair value, goodwill impairment is recognized as the difference to the extent of the goodwill balance.

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

Foreign Currency

Results of operations for our foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included in Accumulated Other Comprehensive Loss, a component of shareholders’ (deficiency) equity.

For our subsidiaries that have a functional currency that differs from the currency of their balances and transactions, inventories, PP&E and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured into the functional currency using historical exchange rates. All monetary assets and liabilities are remeasured into the functional currency at current exchange rates. All revenues and expenses are translated into the functional currency at average exchange rates. Remeasurement gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. We record net foreign currency gains and losses on foreign currency derivatives (see “Note 15 – Derivative Instruments”) in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations. Devaluation charges on foreign currencies are reported in “Currency Devaluation Charges” on the accompanying Consolidated Statements of Operations..

At December 31, 2017 our net monetary asset position denominated in Angolan kwanza was approximately $99 million.

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

Revenue Recognition – Venezuela

In the second quarter of 2017, we changed the accounting for revenue with our primary customer in Venezuela to record a discount reflecting the time value of money and accrete the discount as interest income over the expected collection period using the effective interest method. In connection with this development, we corrected this immaterial error for the three and six month periods ended June 30, 2017. The impact of the correction decreased revenue and increased interest income by approximately $31 million and $4 million, respectively, for the three month period ended June 30, 2017 and reduced accounts receivable by approximately $27 million as of June 30, 2017. To reflect the impact of payment delays and expectation that the time to collect may exceed one year, we reclassified $158 million of accounts receivable for this customer to Other Non-Current Assets on the accompanying Consolidated Balance Sheets.

In the fourth quarter of 2017, we changed the accounting for revenue with substantially all of our customers in Venezuela to cash basis due to the downgrade of the country’s bonds by certain credit agencies, continued significant political and economic turmoil and continued economic sanctions around certain financing transactions imposed by the U.S. government. In connection with this development, we recorded a charge equal to a full allowance on our accounts receivable for revenue earned prior to September 30, 2017 in Other Non-Current Assets and Accounts Receivable, Net of Allowance for Uncollectible Account for these customers in Venezuela. The impact of the charge was approximately $230 million for the three month period ended December 31, 2017 and reduced Other Non-Current Assets and Accounts Receivable, Net of Allowance for Uncollectible Accounts on the accompanying Condensed Consolidated Balance Sheets by approximately $158 million and $72 million, respectively, as of December 31, 2017.

We will continue to monitor our Venezuelan operations and will actively pursue collection of our outstanding invoices.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test requiring an entity to compute the implied fair value of goodwill. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We have elected to adopt ASU 2017-04 as of January 1, 2017 and the adoption of this ASU has no impact on our Consolidated Financial Statements.

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

We adopted ASU 2016-09 in the first quarter of 2017. We prospectively adopted the changes requiring all tax effects related to share-based payments to be recorded through the income statement and all tax related cash flows from share based payments to be presented as operating activities in the statement of cash flows. There is no cumulative effect as there is no impact from unrecognized excess tax benefits or minimum withholding requirements and prior periods have not been adjusted. We have also made an entity-wide accounting policy election to continue to estimate forfeitures and adjust the estimate when it is likely to change. We have retrospectively adopted the guidance to classify as a financing activity on the statement of cash flows all cash payments made to a taxing authority on an employee’s behalf for shares withheld for tax-withholding purposes. We have reclassified $10 million and $9 million from other operating activities to other financing activities in the Statements of Cash Flows for the years ended December 31, 2016 and 2015, respectively.

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

Accounting Standards Issued Not Yet Adopted

In July 2017, the FASB issued ASU 2017-11, which amends the accounting for certain equity-linked financial instruments and states a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. For an equity-linked financial instrument no longer accounted for as a liability at fair value, the amendments require a down round to be treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. The ASU is effective beginning with the first quarter of 2019, and early adoption is permitted. The ASU is required to be applied retrospectively to outstanding instruments. Weatherford has evaluated the impact that this new standard will have on our Consolidated Financial Statements and concluded adoption of the ASU will not impact the liability classification of our warrant instrument.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”). The service cost component of net benefit cost will be bifurcated and presented with other employee compensation costs, while other components of net benefit costs will be presented separately outside of income from operations. The standard is required to be applied on a retrospective basis and will be effective beginning with the first quarter of 2018. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements, other than the $41 million income adjustment of non-service cost components from operating expenses to other income (expense) for 2017.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. The intra-entity exception is being eliminated under the ASU. The standard is required to be applied on a modified retrospective basis and will be effective beginning with the first quarter of 2018.  We estimate that the impact that this new standard will have on our Consolidated Financial Statements will be a reversal of $105 million of prepaid taxes through retained earnings. Prospectively, any taxes paid that result from the intra-entity transfers of non-inventory assets will be recognized in current tax expense.

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

We adopted ASU 2014-09 as of January 1, 2018. ASU 2014-09 permits two transition methods: the retrospective method or the modified retrospective method. Weatherford applied the modified retrospective method which requires the recognition of a cumulative effect as an adjustment to opening retained earnings on the initial date of adoption.

We have commenced our implementation of ASU 2014-09 and completed an assessment of the differences between ASU 2014-09 and current accounting practices (gap analysis). Our approach involved comparing existing accounting requirements to the requirements under Topic 606 for each of our product lines and reviewing a sample of contracts within each product line and region. We are currently in the process of establishing new policies, procedures, and controls, establishing appropriate presentation and disclosure changes and quantifying any adoption date adjustments. Although not finalized, based on the implementation efforts performed, management’s assessment is that ASU 2014-09 will not materially affect us. Any changes are not expected to have any impact to our cash flows.

2.  Business Combinations and Divestitures

Acquisitions

From time to time, we acquire businesses we believe are important to our long-term strategy. Results of operations for acquisitions are included in the accompanying Consolidated Statements of Operations from the date of acquisition. The purchase price for the acquisitions is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. We did not complete any material acquisitions during the year ended December 31, 2017 or 2016.

Divestitures

On December 29, 2017, we completed the sale of our U.S. pressure pumping and pump-down perforating assets for $430 million in cash. As part of this transaction, we disposed of our ownership of our U.S. pressure pumping and pump-down perforating related facilities and supplier and customer contracts. Proceeds from the sale were applied to reduce outstanding indebtedness.

The carrying amounts of the major classes of assets of U.S. pressure pumping and pump-down perforating divested are as follows:

December 31,
(Dollars in millions)	2017
Assets:
Inventory, Net	$7
Property, Plant and Equipment, Net	222
Goodwill	162
Total Assets	$391

Liabilities:
Long-term Debt	$9
Other Liabilities	52
Total Liabilities	$61

Held for Sale

During the fourth quarter of 2017, we committed to a plan to divest our land drilling rigs assets. As such, we reclassified the carrying amounts of the assets we plan to divest as held for sale as of December 31, 2017, which include $276 million of PP&E and other assets and $64 million of inventory. As of December 31, 2017, we also had $19 million of other PP&E held for sale.

3. Restructuring Charges

Due to the ongoing levels of exploration and production spending, we continue to reduce our overall cost structure and workforce to better align with current activity levels of exploration and production. The cost reduction plan which began in 2016 and continued throughout 2017 (the “2016-17 Plan”), included a workforce reduction and other cost reduction measures initiated across our geographic regions. Prior plans, including the 2016 cost reduction plan (the “2016 Plan”) and 2015 cost reduction plan (the “2015 Plan”) also included a workforce reduction and other cost reduction measures initiated across our geographic regions. Other restructuring charges in each plan include contract termination costs, relocation and other associated costs.

In connection with the 2016-17 Plan, we recognized restructuring charges of $183 million in 2017, which include severance benefits of $109 million, other restructuring charges of $62 million and restructuring related asset charges of $12 million.

In connection with the 2016 Plan, we recognized restructuring charges of $280 million in 2016, which include severance benefits of $196 million, other restructuring charges of $44 million and restructuring related asset charges of $40 million.

The 2015 Plan commenced in the fourth quarter of 2014 and included a worldwide workforce reduction and other cost reduction measures. In connection with the 2015 Plan, we recognized restructuring charges of $232 million in 2015, which include severance benefits of $149 million, other restructuring charges of $19 million and restructuring related asset charges of $64 million.

The following tables present the components of the restructuring charges by segment and plan for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2016-17 Plan	Charges	Charges	Other Charges
Western Hemisphere	$42	$28	$70
Eastern Hemisphere	35	42	77
Corporate	32	4	36
Total	$109	$74	$183

	Year Ended December 31, 2016
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2016 Plan	Charges	Charges	Other Charges
Western Hemisphere	$82	$71	$153
Eastern Hemisphere	62	13	75
Corporate	52	—	52
Total	$196	$84	$280

	Year Ended December 31, 2015
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2015 Plan:	Charges	Charges	Other Charges
Western Hemisphere	$68	$26	$94
Eastern Hemisphere	66	57	123
Corporate	15	—	15
Total	$149	$83	$232

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to the severance accrued as part of the 2016-17 Plan, the 2016 Plan and the 2015 Plan that will be paid pursuant to the respective arrangements and statutory requirements.

	At December 31, 2017
	2016-17 and 2016 Plans		2015 Plan		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
Western Hemisphere	$4	$17	$—	$—	$21
Eastern Hemisphere	7	18	—	5	30
Corporate	10	—	—	—	10
Total	$21	$35	$—	$5	$61
The following table presents the restructuring accrual activity for the year ended December 31, 2017.

		Year Ended December 31, 2017
(Dollars in millions)	Accrued Balance at December 31, 2016	Charges	Cash Payments	Other	Accrued Balance at December 31, 2017
2016-17 and 2016 Plans:
Severance liability	$52	$109	$(137)	$(3)	$21
Other restructuring liability	22	62	(26)	(23)	35
2015 Plan:
Severance liability	3	—	(3)	—	—
Other restructuring liability	9	—	(1)	(3)	5
Total severance and other restructuring liability	$86	$171	$(167)	$(29)	$61

4.  Supplementary Information

Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Interest paid	$538	$467	$477
Income taxes paid, net of refunds	87	161	331

In 2017 and 2016, we had non-cash financing obligations related to financed insurance premium and capital lease of equipment of $24 million and $25 million, respectively. During 2017, we purchased $50 million of held-to-maturity Angolan government bonds maturing in 2020: The carrying value of these investments approximate their fair value.

5.  Percentage-of-Completion Contracts

We account for our long-term early production facility construction contracts in Iraq under the percentage-of-completion method. Our remaining contract in Zubair is in the final warranty stage. There has been no change to our cumulative estimated loss since December 31, 2016. Our net billings in excess of costs as of December 31, 2017 were $56 million and are shown in the “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets.

During 2016, we were break-even for our Zubair contract and cumulative estimated loss from the Iraq contracts was $532 million as of December 31, 2016. On May 26, 2016, we entered into an agreement with our customer containing the terms and conditions of the settlement on the Zubair contract. The settlement paid to us was a gross amount of $150 million, of which $62 million and $72 million was received in the second and third quarters of 2016, respectively. The settlement included variation order requests, claims for extension of time, payments of remaining contract milestones and new project completion timelines that resulted in relief from the liquidated damages provisions. We collected the remaining gross settlement of $16 million in January 2017.

As of December 31, 2016, we had no claims revenue, and our percentage-of-completion project estimate included a cumulative $25 million in approved change orders and $16 million of back charges. Our net billings in excess of costs as of December 31, 2016 were $45 million and are shown in the “Other Current Liabilities” on the Consolidated Balance Sheet. The amounts associated with these contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is reasonably assured.

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

6.  Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In 2017, we sold accounts receivable of $227 million, recognized a loss of $1 million and received cash proceeds totaling $223 million on these sales. In 2016, we sold accounts receivables of $156 million, recognized a loss of $0.7 million and received cash proceeds totaling $154 million on these sales. In 2015, we sold accounts receivables of $78 million, recognized a loss of $0.2 million and received cash proceeds totaling $77 million on these sales. Our factoring transactions were recognized as sales, and the proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.

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

7.  Inventories, Net

Inventories, net of reserves, by category were as follows:

	December 31,
(Dollars in millions)	2017	2016
Raw materials, components and supplies	$144	$168
Work in process	47	49
Finished goods	1,043	1,585
	$1,234	$1,802

Work in process and finished goods inventories include cost of materials, labor and manufacturing overhead. During 2017, 2016 and 2015, we recognized inventory write-off and other related charges, including excess and obsolete totaling $540 million, $269 million and $244 million, respectively. These charges were largely attributable to downturn in the oil and gas industry, where certain inventory has been deemed commercially unviable or technologically obsolete considering current and future demand.

8.  Long-Lived Asset Impairments

In the fourth quarter of 2017, we recognized long-lived asset impairments of $928 million, of which $923 million was related to PP&E impairments and $5 million was related to the impairment of intangible assets. The PP&E impairments in our Eastern Hemisphere segment include a $740 million write-down to the lower of carrying amount or fair value less cost to sell of our land drilling rigs classified as held for sale, $135 million related to Western Hemisphere segment product line assets and $37 million related to other Eastern Hemisphere segment product line assets. In addition, we recognized $11 million of long-lived impairment charges related to Corporate assets. The 2017 impairments were due to the sustained downturn in the oil and gas industry, whose recovery was not as strong as expected and whose recovery in subsequent quarters was slower than had previously been anticipated. The change in the expectations of the market’s recovery, in addition to successive negative operating cash flows in certain asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. See “Note 14 – Fair Value of Financial Instruments, Assets and Equity Investments” for additional information regarding the fair value determination used in the impairment calculation.

During 2016, we recognized long-lived asset impairment charges of $436 million, of which $388 million was related to PP&E impairments and $48 million was related to the impairment of intangible assets. The PP&E impairment charges by segment were $251 million in the Western Hemisphere related to our Well Construction, Drilling Services and Managed Pressure Drilling assets and $137 million in the Eastern Hemisphere related to our Eastern Hemisphere Pressure Pumping assets. The intangible asset charge is related to the Well Construction and Completions businesses with $35 million attributable to the Western Hemisphere segment and $13 million related the Eastern Hemisphere segment.

The impairments in 2016 were due to the prolonged downturn in the oil and gas industry, whose recovery was not as strong as expected and whose recovery in subsequent quarters was slower than had previously been anticipated. The change in the expectations of the market’s recovery, in addition to successive negative operating cash flows in certain asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. See “Note 14 – Fair Value of Financial Instruments, Assets and Equity Investments” for additional information regarding the fair value determination used in the impairment calculation.

During 2015, we recognized long-lived asset impairment charges of $638 million, of which $124 million was related to Pressure Pumping assets in the Western Hemisphere, $259 million for equipment in our Pressure Pumping, Drilling Tools, and Wireline assets in the Western Hemisphere and $255 million related to our land drilling rigs product line assets in the Eastern Hemisphere. The impairments in 2015 were due to the continued weakness in crude oil prices contributing to lower exploration and production spending and a decline in the utilization of our assets. The decline in oil prices and its impact on demand represented a significant adverse change in the business climate and an indication that these long-lived assets may not be recoverable. Based on the presence of impairment indicators, we performed an analysis of these asset groups and recorded long-lived asset impairment charges to adjust the assets to fair value.

The fair value of our drilling tools, pressure pumping, and wireline assets were estimated using a combination of the income approach, the cost approach, and the market approach. See “Note 14 – Fair Value of Financial Instruments, Assets and Equity Investments” for additional information regarding the fair value determination.

9.  Goodwill

In 2017, 2016 and 2015, our annual goodwill impairment test indicated that goodwill was not impaired. Our cumulative impairment loss of goodwill was $771 million at December 31, 2017. The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2017 and 2016, are presented in the following table.

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2015	$2,040	$763	$2,803
Foreign currency translation	25	(31)	(6)
Balance at December 31, 2016	$2,065	$732	$2,797
Disposals	(162)	—	(162)
Foreign currency translation	55	37	92
Balance at December 31, 2017	$1,958	$769	$2,727

10.  Intangible Assets

The components of intangible assets were as follows:

	December 31, 2017			December 31, 2016

	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets	Amount	Amortization	Assets
Acquired technology	$390	$(334)	$56	$373	$(300)	$73
Licenses	175	(168)	7	177	(166)	11
Patents	223	(144)	79	215	(134)	81
Customer Relationships and Contracts	197	(160)	37	193	(144)	49
Other	98	(64)	34	91	(57)	34
	$1,083	$(870)	$213	$1,049	$(801)	$248

Additions to intangible assets were $16 million and $11 million for the years ended December 31, 2017 and 2016, respectively. During 2016, we recognized $48 million of license and patent impairment charges related to the Well Construction and Completions businesses.

Amortization expense was $52 million, $60 million and $88 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2017 is expected to be as follows (dollars in millions):

Period	Amount
2018	$48
2019	42
2020	32
2021	20
2022	13

11.  Equity Investments

Our equity investments in unconsolidated affiliates were $62 million and $66 million for the years ended December 31, 2017 and 2016, respectively. Equity in losses of unconsolidated affiliates for the year ended December 31, 2017 totaled $3 million and equity in earnings of unconsolidated affiliates for the years ended December 31, 2016 and 2015 totaled $2 million and $3 million, respectively.

During 2015, we determined that the fair values of certain equity investments were significantly below their carrying values. We assessed these declines in value to be other than temporary and recognized an impairment loss of $25 million. See “Note 14 – Fair Value of Financial Instruments, Assets and Equity Investments” for additional information regarding the fair value determination.

12.  Short-term Borrowings and Other Debt Obligations

Our short-term borrowings and current portion of long-term debt consists of the followings:

	December 31,
(Dollars in millions)	2017	2016
Other Short-term Loans	$11	$2
Current Portion of Long-term Debt	137	177
Short-term Borrowings and Current Portion of Long-term Debt	$148	$179

Revolving Credit Facility and Secured Term Loan Agreement

At December 31, 2017, we had total commitments under our revolving credit facility (the “Revolving Credit Agreement”) maturing in July of 2019 of $1.0 billion and borrowings of $375 million under our secured term loan agreement (the “Term Loan Agreement” and collectively with the Revolving Credit Agreement, the “Credit Agreements”) maturing in July of 2020. At December 31, 2017, we had $890 million available for borrowing under the Credit Agreements as summarized in the following table:

(Dollars in millions)	December 31, 2017
Facilities	$1,375
Less Uses of Facilities:
Letters of Credit	110
Secured Term Loan Principal Borrowing	375
Borrowing Availability	$890

Loans under the Credit Agreements are subject to varying rates of interest based on whether the loan is a Eurodollar loan or an alternate base rate loan. We also incur a quarterly facility fee on the amount of the Revolving Credit Agreement. See “Note 13 – Long-term Debt”, for information related to interest rate applicable for the Term Loan Agreement.

Eurodollar Loans. Eurodollar loans bear interest at the Eurodollar rate, which is LIBOR, plus the applicable margin. The applicable margin for Eurodollar loans under the Revolving Credit Agreement ranges from 1.925% to 3.7% depending on our leverage ratio.

Alternate Base Rate Loans. Alternate base rate loans bear interest at the alternate base rate plus the applicable margin. The applicable margin for alternate base rate loans under the Revolving Credit Agreement ranges from 0.925% to 2.70% depending on our leverage ratio.

For the year ended December 31, 2017, the interest rate for the Revolving Credit Agreement was LIBOR plus a margin rate of 2.80%. See “Note 13 – Long-term Debt” for the interest rate details for the Term Loan Agreement. Borrowings under our Revolving Credit Agreement may be repaid from time to time without penalty. Obligations under the Term Loan Agreement are secured by substantially all of our assets. In addition, obligations under the Credit Agreements are guaranteed by a material portion of our subsidiaries.

Our Credit Agreements contain covenants including, among others, the following:

•	a prohibition against incurring debt, subject to permitted exceptions;

•	a restriction on creating liens on our assets and the assets of our operating subsidiaries, subject to permitted exceptions;

•	restrictions on mergers or asset dispositions;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business; and

•	maintenance of the following financial covenants, with terms as defined in the Credit Agreements:

1)
Leverage ratio of no greater than 2.5 to 1, which measures our indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities to the trailing four quarters consolidated adjusted earnings before interest, taxes, depreciation, amortization and other specified charges (“Adjusted EBITDA”);

2)
Leverage and letters of credit ratio of no greater than 3.5 to 1, which is calculated as our indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities and all letters of credit to the trailing four quarters Adjusted EBITDA; and

3)	Asset coverage ratio of at least 4.0 to 1, which is calculated as our asset value to indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities.

Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants described above. As of December 31, 2017, we were in compliance with these financial covenants.

Other Short-Term Borrowings and Other Debt Activity

In June 2017, we repaid $88 million of our 6.35% Senior Notes on the maturity date. In 2016, we repaid $180 million, with a LIBOR-based weighted average interest rate of 1.95%, borrowed under a credit agreement that matured in the first half of 2016 and our 5.50% senior notes with a principal balance of $350 million.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At December 31, 2017, we had $11 million in short-term borrowings under these arrangements. In addition, we had $375 million of letters of credit under various uncommitted facilities and $110 million of letters of credit under the Revolving Credit Agreement. At December 31, 2017, we have cash collateralized $82 million of our letters of credit, which is included in “Cash and Cash Equivalents” in the accompanying Consolidated Balance Sheets. We have $15 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at December 31, 2017.

At December 31, 2017, the current portion of long-term debt was primarily related to $66 million of our 6.00% Senior Notes due March 2018, the $50 million current portion of our secured term loan and $21 million of the current portion of capital leases and other debt.

13. Long-term Debt

We have issued various senior notes, all of which rank equally with our existing and future senior unsecured indebtedness, which have semi-annual interest payments and no sinking fund requirements. Our Long-term Debt consisted of the following:

	December 31,
(Dollars in millions)	2017	2016
6.35% Senior Notes due 2017	—	89
6.00% Senior Notes due 2018	66	66
9.625% Senior Notes due 2019	488	489
5.125% Senior Notes due 2020	364	363
5.875% Exchangeable Senior Notes due 2021	1,170	1,147
7.75% Senior Notes due 2021	741	739
4.50% Senior Notes due 2022	643	642
8.25% Senior Notes due 2023	739	738
9.875% Senior Notes due 2024	780	528
6.50% Senior Notes due 2036	447	447
6.80% Senior Notes due 2037	255	255
7.00% Senior Notes due 2038	456	456
9.875% Senior Notes due 2039	245	245
6.75% Senior Notes due 2040	456	456
5.95% Senior Notes due 2042	368	368
Secured Term Loan due 2020	372	420
4.82% secured borrowing	—	5
Capital and Other Lease Obligations	86	120
Other	2	7
Total Senior Notes and Other Debt	7,678	7,580
Less: Amounts Due in One Year	137	177
Long-term Debt	$7,541	$7,403

The accrued interest on our borrowings was $145 million and $127 million at December 31, 2017 and 2016, respectively. The following is a summary of scheduled Long-term Debt maturities by year (dollars in millions):

2018	$137
2019	543
2020	643
2021	1,918
2022	651
Thereafter	3,786
$7,678

Secured Term Loan Agreement

As of December 31, 2017, our borrowings, net of repayments, under the Term Loan Agreement were $375 million. The interest rate under the Term Loan Agreement is variable and is determined by our leverage ratio as of the most recent fiscal quarter, as either (1) the one-month London Interbank Offered Rate (“LIBOR”) plus a variable margin rate ranging from 1.425% to 3.2% or (2) the alternate base rate plus the applicable margin ranging from 0.425% to 2.2%. For the year ended December 31, 2017, the interest rate for the Term Loan Agreement was LIBOR plus a margin rate of 2.3%. The Term Loan Agreement requires a principal repayment of $12.5 million on the last day of each quarter.

Exchangeable Senior Notes, Senior Notes and Tender Offers

We have issued various senior notes, all of which rank equally with our existing and future senior unsecured indebtedness, which have semi-annual interest payments and no sinking fund requirements.

Exchangeable Senior Notes

On June 7, 2016, we issued exchangeable notes with a par value of $1.265 billion and an interest rate of 5.875%. The notes have a conversion price of $7.74 per share and are exchangeable into a total of 163.4 million shares of the Company upon the occurrence of certain events on or after January 1, 2021. The notes mature on July 1, 2021. We have the choice to settle an exchange of the notes in any combination of cash or shares. As of December 31, 2017, the if-converted value did not exceed the principal amount of the notes.

The exchange feature is reported with a carrying amount of $97 million in “Capital in Excess of Par Value” on the accompanying Consolidated Balance Sheets. The debt component of the exchangeable notes has been reported separately in “Long-term Debt” on the accompanying Consolidated Balance Sheets with a carrying value of $1.170 billion at December 31, 2017, net of remaining unamortized discount and debt issuance costs of $95 million. The discount on the debt component is being amortized over the remaining maturity of the exchangeable notes at an effective interest rate of 8.4%. During 2017, interest expense on the notes was $97 million, of which $74 million related to accrued interest and $23 million related to amortization of the discount.

Senior Notes

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

14.  Fair Value of Financial Instruments, Assets and Equity Investments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 15 – Derivative Instruments,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at December 31, 2017 and 2016.

Fair Value of Other Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

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

The fair value and carrying value of our senior notes were as follows:

	December 31,
(Dollars in millions)	2017	2016
Fair Value	$7,060	$6,739
Carrying Value	7,218	7,028

Non-recurring Fair Value Measurements - Impairments

During the fourth quarter of 2017, long-lived assets were impaired and written down to their estimated fair values. The Level 3 fair values of the assets were determined using an income approach. The unobservable inputs to the income approach included the assets’ estimated future cash flows and estimates of discount rates commensurate with the assets’ risks.

During the third quarter of 2016, long-lived assets were impaired and written down to their estimated fair values. The Level 3 fair values of the long-lived assets were determined using either an income approach or a market approach. The unobservable inputs to the income approach included the assets’ estimated future cash flows and estimates of discount rates commensurate with the assets’ risks. The market approach considered unobservable estimates of market sales values, which in most cases was a scrap of salvage value estimate. During the second quarter of 2016, we adjusted a note for our largest customer in Venezuela to its estimated fair value. The Level 3 fair value was estimated based on unobservable pricing indications.

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

The warrant fair value is considered a Level 3 valuation and is estimated using a combination of the Black Scholes option valuation model and Monte-Carlo simulation. Inputs to these models include Weatherford’s share price and volatility and the risk free interest rate. The valuation also considers the probabilities of future share issuances and anticipated issuance discounts, which are considered Level 3 inputs. The fair value of the warrant was $70 million and $156 million on December 31, 2017 and 2016, respectively, generating an unrealized gain of $86 million in 2017. The change in fair value of the warrant during 2017 was principally due to a decrease in Weatherford’s stock price. The warrant valuation would be negatively affected due to an increase in the likelihood of a future stock issuance.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the fixed-rate debt. The interest rate swap is recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt would be adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on the fixed-rate debt is amortized to interest expense over the remaining term of the debt. As of December 31, 2017, we did not have any fair value hedges designated.

 As of December 31, 2017 and 2016, we had net unamortized premiums on fixed-rate debt of $4 million and $7 million, respectively, associated with fair value hedge terminations. These premiums are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense included in “Interest Expense, Net” on the accompanying Consolidated Statements of Operations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from “Accumulated Other Comprehensive Loss” to interest expense over the remaining term of the debt. As of December 31, 2017 and 2016, we had net unamortized losses of $9 million in both years, associated with our cash flow hedge terminations. As of December 31, 2017, we did not have any cash flow hedges designated.

Foreign Currency and Warrant Derivative Instruments

At December 31, 2017 and 2016, we had outstanding foreign currency forward contracts with notional amounts aggregating to $767 million and $1.6 billion, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded each period in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations.

The total estimated fair values of our foreign currency forward contracts and warrant derivative are as follows:

	December 31,
(Dollars in millions)	2017	2016	Classifications
Derivative Assets not Designated as Hedges:
Foreign Currency Forward Contracts	$5	$7	Other Current Assets

Derivative Liabilities not Designated as Hedges:
Foreign Currency Forward Contracts	(4)	(14)	Other Current Liabilities
Warrant on Weatherford Shares	(70)	(156)	Other Non-current Liabilities

The amount of derivative instruments’ gain or (loss) on the Consolidated Statements of Operations is in the table below.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015	Classification
Foreign Currency Forward Contracts	$(25)	$(25)	$(115)	Other Income (Expense), Net
Cross-currency Swap Contracts	—	—	13	Other Income (Expense), Net
Warrant on Weatherford Shares	86	16	—	Warrant Fair Value Adjustment

16.  Shareholders’ (Deficiency) Equity

Changes in our ordinary shares issued during the years ended December 31, 2017, 2016 and 2015, were as follows:

(Shares in millions)	Issued
Balance at December 31, 2014	774
Equity Awards Granted, Vested and Exercised	5
Balance at December 31, 2015	779
Share Issuance	200
Equity Awards Granted, Vested and Exercised	4
Balance at December 31, 2016	983
Equity Awards Granted, Vested and Exercised	10
Balance at December 31, 2017	993

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

On November 21, 2016, we issued 84.5 million ordinary shares at a price of $5.40 per ordinary share, and a warrant to purchase 84.5 million ordinary shares on or prior to May 21, 2019 at an exercise price of $6.43 per ordinary share to a selected institutional investor. The amount in excess of par value for the ordinary shares net of warrant was $271 million and is reported in “Capital in Excess of Par Value.” At December 31, 2017, the fair value of the warrant of $70 million is classified as “Other Non-current Liabilities” on the accompanying Consolidated Balance Sheets.

Accumulated Other Comprehensive Loss

The following table presents the changes in our accumulated other comprehensive loss by component for the year ended December 31, 2017 and 2016:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2015	$(1,602)	$(29)	$(10)	$(1,641)
Other Comprehensive (Loss) Income before Reclassifications	(12)	41	—	29
Reclassifications	—	1	1	2
Net Activity	(12)	42	1	31
Balance at December 31, 2016	(1,614)	13	(9)	(1,610)
Other Comprehensive Income before Reclassifications	130	1	—	131
Reclassifications	—	(40)	—	(40)
Net Activity	130	(39)	—	91
Balance at December 31, 2017	$(1,484)	$(26)	$(9)	$(1,519)

For the year ended December 31, 2017, the defined benefit pension reclassifications represent the amortization of unrecognized net gains associated primarily with our supplemental executive retirement plan. For the year ended December 31, 2016, the defined benefit pension component of other comprehensive income before reclassifications relates primarily to a net actuarial gain resulting from the revaluation of the pension obligation associated with our supplemental executive retirement plan.

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

The following discloses basic and diluted weighted average shares outstanding:

	Year Ended December 31,
(Shares in millions)	2017	2016	2015
Basic and Diluted Weighted Average Shares Outstanding	990	887	779

Our basic and diluted weighted average shares outstanding for the years ended December 31, 2017, 2016 and 2015, are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the years ended December 31, 2017, 2016 and 2015, exclude potential shares for stock options, restricted shares, performance units, exchangeable notes, warrants outstanding and the Employee Stock Purchase Plan (“ESPP”) as we have net losses for those periods and their inclusion would be anti-dilutive. The following table discloses the number of anti-dilutive shares excluded:

	Year Ended December 31,
(Shares in millions)	2017	2016	2015
Anti-dilutive Potential Shares	250	104	3

18. Share-Based Compensation

We have share-based compensation plans that permit the grant of options, stock appreciation rights, RSAs, restricted share units (“RSUs”), performance share awards, performance unit awards (“PUs”), other share-based awards and cash-based awards to any employee, non-employee directors and other individual service providers or any affiliate. In addition, we also have share-based compensation provisions under our Employee Share Purchase Plan (“ESPP”). For RSAs and RSUs, compensation expense is recognized on a straight-line basis over the requisite service period for the separately vesting portion of each award. For PUs, compensation expense is recognized on a straight-line basis over the requisite service period for the entire award.

The provisions of each award vary based on the type of award granted and are determined by the Compensation Committee of our Board of Directors. Those awards, such as stock options that are based on a specific contractual term, will be granted with a term not to exceed 10 years. Upon grant of an RSA, the recipient has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares, but not the right to disposition prior to vesting. Recipients of RSUs do not have the rights of a shareholder until such date as the shares are issued or transferred to the recipient. As of December 31, 2017, approximately 33 million shares were available for grant under our share-based compensation plans.

Share-Based Compensation Expense

We recognized the following share-based compensation expense during each of the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Share-based Compensation	$70	$87	$73
Related Tax (Provision) Benefit	—	—	14

Options

Stock options were granted with an exercise price equal to or greater than the fair market value of our shares as of the date of grant. We used the Black-Scholes option pricing model to determine the fair value of stock options awarded. The estimated fair value of our stock options was expensed over their vesting period, which was generally one to four years. There were no stock options granted during 2017, 2016 or 2015. During 2017 and 2016, no stock options were exercised. The intrinsic value of stock options exercised during 2015 was $15 million. All options were fully vested.

A summary of option activity for the year ended December 31, 2017, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2016	598	$12.59	0.91 years	$—
Exercised	—	—
Expired	(398)	10.42
Outstanding and Vested at December 31, 2017	200	16.92	0.89 years	—

Exercisable at December 31, 2017	—	—	0.00 years	—

Restricted Share Awards and Restricted Share Units

RSAs and RSUs vest based on continued employment, generally over a three-year period. The fair value of RSAs and RSUs is determined based on the closing price of our shares on the date of grant. The total fair value, less assumed forfeitures, is expensed over the vesting period. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2017, 2016 and 2015 was $4.26, $6.20 and $11.94, respectively. The total fair value of RSAs and RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $30 million, $38 million and $37 million, respectively. As of December 31, 2017, there was $59 million of unrecognized compensation expense related to unvested RSAs and RSUs, which is expected to be recognized over a weighted average period of two years. A summary of RSA and RSU activity for the year ended December 31, 2017 is presented below:

	RSA	Weighted Average Grant Date Fair Value	RSU	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-Vested at December 31, 2016	137	$17.42	12,794	$9.15
Granted	—	—	10,876	4.26
Vested	(86)	17.35	(5,946)	9.56
Forfeited	(11)	16.35	(2,455)	8.63
Non-Vested at December 31, 2017	40	17.87	15,269	5.58

Performance Units

The performance units we granted in 2017, 2016 and 2015 vest over three years and the performance units we granted prior to 2015 vest at the end of a three-year period assuming continued employment and the Company’s achievement of certain market-based performance goals. Depending on the performance levels achieved in relation to the predefined targets, shares may be issued for up to 200% of the units awarded. If the established performance goals are not met, the performance units will expire unvested and no shares will be issued. The grant date fair value of the performance units we have granted was determined through use of the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation during the year ended December 31, 2017, included a weighted average risk-free rate of 1.17%, volatility of 67.0% and a zero dividend yield. The weighted-average grant date fair value of the performance units we granted during the years ended December 31, 2017, 2016 and 2015 was $6.06, $5.11 and $10.45, respectively. For the year ended December 31, 2017, 145 thousand shares were issued for the performance units related to the departure of a former executive officer. The total fair value of these shares was $1 million. For the years ended December 31, 2016 and 2015 we did not issue any shares. As of December 31, 2017, there was $9 million of unrecognized compensation expense related to performance units, which is expected to be recognized over a weighted average period of one year.

A summary of performance unit activity for the year ended December 31, 2017, is presented below:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested at December 31, 2016	1,932	$7.08
Granted	3,070	6.06
Vested	(145)	6.25
Forfeited	(1,767)	7.15
Non-vested at December 31, 2017	3,090	6.07

Employee Stock Purchase Plan

In June 2016, our shareholders adopted our ESPP and approved 12 million shares to be reserved for issuance under the plan. The ESPP permits eligible employees to make payroll deductions to purchase Weatherford stock.  Each offering period has a six-month duration beginning on either March 1 or September 1. Shares are purchased at 90% of the lower of the closing price for our common stock on the first or last day of the offering period.  We issued 3 million shares under the ESPP as of December 31, 2017.

19.  Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $24 million, $30 million and $66 million in 2017, 2016 and 2015, respectively. The decrease in employer contributions in 2017 and 2016 relates primarily to headcount reductions and the suspension of employer matching contributions to our U.S. 401(k) savings plan and other contribution plans sponsored by the Company.

We have defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees.  Plan benefits are generally based on factors such as age, compensation levels and years of service. Net periodic benefit income/cost related to these plans totaled $38 million of income in 2017 due primarily to amortization of the unrecognized net gain associated with our supplemental executive retirement plan and $9 million of cost in 2016 and 2015, respectively. The projected benefit obligations on a consolidated basis were $198 million and $205 million as of December 31, 2017 and 2016, respectively. The decrease year over year is due primarily to settlements offset by increases related to currency fluctuations in Euro and British Pound denominated plans. The fair values of plan assets on a consolidated basis (determined primarily using Level 2 inputs) were $133 million and $118 million as of December 31, 2017 and 2016, respectively. The increase in plan assets year over year is also due primarily to the Euro and British Pound currency fluctuations. As of December 31, 2017, the net underfunded obligation was substantially all recorded within Other Non-current Liabilities. As of December 31, 2016, the net underfunded obligation was primarily recorded within Other Non-current Liabilities with approximately $22 million recorded in Accrued Salaries and Benefits. Additionally, consolidated pre-tax amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost were loss of $35 million and income of $3 million as of December 31, 2017 and 2016, respectively. The change in other comprehensive income (loss) year over year is due primarily to the amortization of the unrecognized net gain mentioned above.

The weighted average assumption rates used for benefit obligations were as follows:

Year Ended December 31,
	2017	2016
Discount rate:
United States Plans	3.00% - 3.50%	1.00% - 4.00%
International Plans	1.60% - 6.75%	1.90% - 7.50%
Rate of Compensation Increase:
United States Plans	—	—
International Plans	2.00% - 3.50%	2.00% - 3.50%

During 2017 and 2016, we made contributions and paid direct benefits of $23 million and $6 million, respectively, in connection with our defined benefit pension and other post-retirement benefit plans. In 2018, we expect to fund approximately $5 million related to those plans.

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

Our income tax (provision) benefit from continuing operations consisted of the following:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Total Current Provision	$(162)	$(115)	$(303)
Total Deferred (Provision) Benefit	25	(381)	448
(Provision) Benefit for Income Taxes	$(137)	$(496)	$145

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

Operations in various jurisdictions continue to experience losses due to the delayed recovery in the demand for oil field services. Our expectations regarding the recovery are more measured due to continue volatility in oil prices and market contraction for our products and services. Also, the Company recorded significant long-lived asset impairments and established allowances for inventory and other assets in the fourth quarter of 2017. As a result of the continued losses, and limited objective positive evidence to overcome negative evidence, the Company concluded that it needed to record additional valuation allowance of $73 million in the fourth quarter of 2017 against certain previously benefited deferred tax assets since it cannot support that it is more likely than not that the deferred tax assets will be realized.

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

The difference between the income tax (provision) benefit at the Swiss federal income tax rate and the income tax (provision) benefit attributable to “Loss Before Income Taxes” for each of the three years ended December 31, 2017, 2016 and 2015 is analyzed below:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Swiss Federal Income Tax Rate at 7.83%	$208	$225	$164
Tax on Operating Earnings Subject to Rates Different than the Swiss Federal Income Tax Rate	123	319	411
U.S. Tax Reform - Remeasure of U.S. Deferred Tax Assets	(249)	—	—
Non-cash Tax Expense on Distribution of Subsidiary Earnings	—	(137)	(265)
Change in Valuation Allowance Attributed to U.S. Tax Reform	301	—	—
Change in Valuation Allowance	(459)	(872)	(159)
Change in Uncertain Tax Positions	(61)	(31)	(6)
(Provision) Benefit for Income Taxes	$(137)	$(496)	$145

Our income tax provision in 2017 was $137 million on a loss before income taxes of $2.7 billion. The primary driver of the tax expense was due to profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third party transactions. In addition, the Company concluded that it needed to record a valuation allowance of $73 million in the fourth quarter of 2017 against certain previously benefited deferred tax assets since it cannot support that it is more likely than not that the deferred tax assets will be realized. The additional valuation allowance was partially offset by a one-time $52 million benefit as a result of the recent U.S tax reform. Our results for 2017 also include charges with no significant tax benefit principally related to asset write-downs and other charges including $928 million in long-lived asset impairments, $540 million inventory charges including excess and obsolete, $230 million in the write-down of Venezuelan receivables and $66 million of other write-downs charges and credits, $183 million in restructuring charges and the warranty fair value adjustment of $86 million.

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or “TCJA”). The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017 held in cash and illiquid assets (with the latter taxed at a lower rate), and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax). The SEC has issued guidance that allow for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts. The Company believes that the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% can reasonably be estimated to decrease the amount of the U.S. deferred tax assets and liabilities by $249 million with a decrease to the valuation allowance of $301 million for a net tax benefit of $52 million. The TCJA is not estimated to have other impacts on the Company’s effective tax rate because of the valuation allowance against the U.S. deferred tax assets. Any potential impact is offset by un-benefitted U.S. net operating loss carryforwards. As we do not have all the necessary information to analyze all effects of this tax reform, this is a provisional amount which we believe represents a reasonable estimate of the accounting implications of this tax reform. In addition, the various impacts of the TCJA may materially differ from the estimated impacts recognized in the fourth quarter due to regulatory guidance that may be issued in the future, tax law technical corrections, refined computations, and possible changes in the Company’s interpretations, assumptions, and actions as a result of the tax legislation. We will continue to evaluate tax reform, and adjust the provisional amounts as additional information is obtained. Any adjustment to these provisional amounts will be reported in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

Our income tax provision in 2016 was $496 million on a loss before income taxes of $2.9 billion. The primary component of the tax expense relates to the Company’s conclusion that certain deferred tax assets that had previously been benefited are not more likely than not to be realized. Our results for 2016 also include charges with no significant tax benefit principally related to $436 million of long-lived asset impairments, $219 million of inventory write-downs, $140 million of settlement agreement charges, $41 million of currency devaluation related to the Angolan kwanza and Egyptian pound, $78 million of bond tender premium, and $76 million of PDVSA note receivable net adjustment, $62 million in accounts receivable reserves and write-offs, and $114 million in pressure pumping related charges. In addition, we recorded $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries.

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

The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,
(Dollars in millions)	2017	2016
Net Operating Losses Carryforwards	$1,208	$1,258
Accrued Liabilities and Reserves	266	200
Tax Credit Carryforwards	99	102
Employee Benefits	39	34
Inventory	129	75
Other Differences between Financial and Tax Basis	346	252
Valuation Allowance	(1,887)	(1,738)
Total Deferred Tax Assets	200	183
Deferred Tax Liabilities:
Property, Plant and Equipment	(49)	(13)
Intangible Assets	(131)	(212)
Deferred Income	—	(9)
Undistributed Subsidiary Earnings	—	—
Other Differences between Financial and Tax Basis	(71)	(25)
Total Deferred Tax Liabilities	(251)	(259)
Net Deferred Tax Asset (Liability)	$(51)	$(76)

The increase in the valuation allowance in 2017 is primarily attributable to the establishment of a valuation allowance against current year net operating losses (“NOLs”) and beginning-of-year deferred tax assets in the United Kingdom and Argentina. The overall increase in the valuation allowance in 2016 is primarily attributable to the establishment of a valuation allowance against current year net operating losses (“NOLs”) and beginning-of-year deferred tax assets in the United States, Brazil, and Colombia.

Deferred income taxes generally have not been recognized on the cumulative undistributed earnings of our non-Swiss subsidiaries because they are considered to be indefinitely reinvested or they can be distributed on a tax free basis. Distribution of these earnings in the form of dividends or otherwise may result in a combination of income and withholding taxes payable in various countries. In 2016 the company recorded a tax charge of $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries. As of December 31, 2017, the pool of positive undistributed earnings of our non-Swiss subsidiaries that are considered indefinitely reinvested and may be subject to tax if distributed amounts to approximately $2.9 billion. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the unrecognized amount of deferred income taxes and the related dividend withholding taxes associated with these undistributed earnings.

At December 31, 2017, we had approximately $5.0 billion of NOLs in various jurisdictions, $1.9 billion of which were generated by certain U.S. subsidiaries. Loss carryforwards, if not utilized, will mostly expire for U.S. subsidiaries from 2033 through 2037 and at various dates from 2018 through 2037 for non-U.S. subsidiaries. At December 31, 2017, we had $98 million of tax credit carryovers, of which $82 million is for U.S. subsidiaries. The U.S. credits primarily consists of $30 million of research and development tax credit carryforwards which expire from 2026 through 2036, and $52 million of foreign tax credit carryforwards which expire from 2018 through 2036.

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Balance at Beginning of Year	$208	$195	$235
Additions as a Result of Tax Positions Taken During a Prior Period	65	30	28
Reductions as a Result of Tax Positions Taken During a Prior Period	(1)	(1)	(9)
Additions as a Result of Tax Positions Taken During the Current Period	12	20	5
Reductions Relating to Settlements with Taxing Authorities	(29)	(19)	(46)
Reductions as a Result of a Lapse of the Applicable Statute of Limitations	(38)	(12)	(7)
Foreign Exchange Effects	—	(5)	(11)
Balance at End of Year	$217	$208	$195

Substantially all of the uncertain tax positions, if recognized in future periods, would impact our effective tax rate. To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense and other non-current liabilities in the Consolidated Financial Statements in accordance with our accounting policy. We recorded an expense of $10 million, an expense of $2 million and a benefit of $4 million of interest and penalty for the years ended December 31, 2017, 2016 and 2015, respectively. The amounts in the table above exclude cumulative accrued interest and penalties of $61 million, $51 million, and $50 million at December 31, 2017, 2016 and 2015, respectively, which are included in other liabilities.

We are subject to income tax in many of the approximately 90 countries where we operate. As of December 31, 2017, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Canada	2009 - 2017
Mexico	2007 - 2017
Russia	2015 - 2017
Switzerland	2010 - 2017
United States	2014 - 2017

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $12 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

21.  Disputes, Litigation and Contingencies

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the Foreign Corrupt Practices Act of 1977 and trade sanctions related to the U.S. government investigations disclosed in our SEC filings since 2007. Those shareholder derivative cases were filed in Harris County, Texas state court and consolidated under the caption Neff v. Brady, et al., No. 2010040764 (collectively referred to as the “Neff Case”). Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 201420933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss was granted May 15, 2015, and an appeal was filed on June 15, 2015. Following briefing and oral argument, on June 29, 2017, the Texas Court of Appeals denied in part and granted in part the shareholders’ appeal. The Court ruled that the shareholders lacked standing to bring claims that arose prior to the Company’s redomestication to Switzerland in 2009, and upheld the dismissal of those claims. The Court reversed as premature the trial court’s dismissal of claims arising after the redomestication and remanded to the trial court for further proceedings. On February 1, 2018, the individual defendants and nominal defendant Weatherford filed a motion for summary judgment on the remaining claims in the case. We cannot reliably predict the outcome of the remaining claims, including the amount of any possible loss.

Securities Class Action Settlement

On June 30, 2015, we signed a stipulation to settle a shareholder securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (S.D.N.Y.) for $120 million subject to notice to the class and court approval. The Freedman lawsuit had been filed in the U.S. District Court for the Southern District of New York in March 2012, and alleged that we and certain current and former officers of Weatherford violated the federal securities laws in connection with the restatements of the Company’s historical financial statements announced on February 21, 2012 and July 24, 2012. On November 4, 2015, the U.S. District Court for the Southern District of New York entered a final judgment and an order approving the settlement. Pursuant to the settlement, we were required to pay $120 million, which was partially funded by insurance proceeds. There was no admission of liability or fault by a party in connection with the settlement. We are pursuing reimbursement from our insurance carriers and have recovered $26 million of the settlement amount to date.

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

U.S. Government and Other Investigations

The SEC and the U.S. Department of Justice (“DOJ”) investigated certain accounting issues associated with the material weakness in our internal control over financial reporting for income taxes that was disclosed in a notification of late filing on Form 12b-25 filed on March 1, 2011 and in current reports on Form 8-K filed on February 21, 2012 and on July 24, 2012 and the subsequent restatements of our historical financial statements. During the first quarter 2016, we recorded a loss contingency in the amount of $65 million, and increased it to $140 million in the second quarter to reflect our best estimate of the potential settlement. As disclosed in the Form 8-K filed on September 27, 2016, the Company settled with the SEC without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the anti-fraud provisions of the Securities Act of 1933 (as amended, the “Securities Act”), and the anti-fraud, reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), and the rules promulgated thereunder. As part of the terms of the SEC settlement, the Company agreed to pay a total civil monetary penalty of $140 million. In addition, certain reports and certifications regarding our internal controls over accounting for income taxes must be delivered to the SEC during the two years following the settlement. We have completed two of three such reports and expect the final report to be delivered by April 2018. A payment of $50 million was made during the fourth quarter of 2016, and a payment of $30 million was made in each of January and May 2017. A final payment for the civil monetary penalty of $30 million was made in September 2017.

Spitzer Industries Litigation

In August 2016, after a bench trial in Harris County, Texas, the court entered a judgment of $36 million against the Company in the case of Spitzer Industries, Inc. (“Spitzer”) vs. Weatherford U.S., L.P. in connection with Spitzer’s fabrication work on two mobile capture vessels used in the cleanup of marine oil spills. We agreed on a settlement and paid the settlement amount of $25 million during the fourth quarter of 2017.

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

On October 14, 2015, Packers Plus and RC filed suit in Federal Court in Toronto, Canada against the Company and certain subsidiaries alleging infringement of a related Canadian patent and seeking unspecified damages and an accounting of the Company’s profits. Trial on the validity of the Canadian patent was completed in March 2017. On November 3, 2017, the Federal Court issued its decision, wherein it concluded that the defendants proved that the patent-in-suit was invalid and dismissed Packers Plus and RC’s claims of infringement. On January 5, 2018, Packers Plus and RC filed their Notice of Appeal.

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016 were $51 million and $181 million, respectively.

22.  Commitments and Other Contingencies

We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum commitments under noncancellable operating leases are as follows (dollars in millions):

2018	$176
2019	112
2020	69
2021	52
2022	32
Thereafter	192
$633

Total rent expense incurred under operating leases was approximately $217 million, $324 million and $426 million for the years ended December 31, 2017, 2016 and 2015, respectively. The future rental commitment table above does not include leases that are short-term in nature or can be cancelled with notice of less than three months.

Other Contingencies

The contractual residual value guarantee balance of of $28 million in “Other Non-Current Liabilities” on the accompanying Consolidated Balance Sheets at December 31, 2016 was extinguished after the underlying leased equipment in our North America pressure pumping operations was purchased during the first quarter of 2017.

We have minimum purchase commitments related to supply contracts and maintain a liability at December 31, 2017 of $69 million for expected penalties to be paid, of which $22 million is recorded in “Other Current Liabilities” and $47 million is recorded in “Other Non-Current Liabilities” on our Consolidated Balance Sheets.

23. Segment Information

Reporting Segments

At the end of the third quarter of 2017, changes to the Company’s organization structure were internally announced by the Company’s management. During the fourth quarter of 2017, the Company's chief operating decision maker (its chief executive officer) changed the information he regularly reviews to allocate resources and assess performance. Implementation of these changes commenced in the beginning of the fourth quarter of 2017, and, as a result, we realigned our reporting segments into two reportable segments which are the Western Hemisphere segment and Eastern Hemisphere segment. Our Western Hemisphere segment represents the prior North America and Latin America segments as well as land drilling rigs operations in Colombia and Mexico. Our Eastern Hemisphere segment represents the prior MENA/Asia Pacific segment and Europe/SSA/Russia segment as well as land drilling rigs operations in the Eastern Hemisphere. Research and Development expenses are now included in the results of our Western and Eastern Hemisphere segments. We have revised our segment reporting to reflect our current management approach and recast prior periods to conform to the current segment presentation.

These reportable segments are based on management’s organization and view of Weatherford’s business when making operating decisions and assessing performance. The purpose of the change is to flatten the organization structure, reduce our costs and accelerate decision-making processes. Our corporate and other expenses that do not individually meet the criteria for segment reporting continue to be reported separately as Corporate expenses.

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in “Note 1 – Summary of Significant Accounting Policies.” Included in the 2016 and 2015 income (loss) from operations in the Eastern Hemisphere are losses related to our Zubair project in Iraq accounted for under the percentage-of-completion method as described in “Note 5 – Percentage of Completion Contracts.”

	Year Ended December 31, 2017
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Western Hemisphere	$2,937	$(115)	$352	$70
Eastern Hemisphere	2,762	(143)	443	130
	5,699	(258)	795	200
Corporate General and Administrative		(130)	6	25
Long-Lived Asset Impairments, Write-Downs and Other Charges (a)		(1,664)
Restructuring Charges (b)		(183)
Litigation Charges, Net		10
Gain from Disposition of U.S. Pressure Pumping Assets (c)		96
Total	$5,699	$(2,129)	$801	$225

(a)
During 2017, impairments, asset write-downs and other include $928 million in long-lived asset impairments (of which $740 million relates to the write-down to the lower of carrying amount or fair value less cost to sell of our land drilling rigs assets classified as held for sale), $506 million of asset write-downs, charges and credits and $230 million in the write-down of Venezuelan receivables.

(b)	Includes restructuring charges of $183 million: $70 million in Western Hemisphere, $77 million in Eastern Hemisphere and $36 million in Corporate.

(c)	In the fourth quarter of 2017, we recognized a gain on the disposition of our U.S. pressure pumping and pump-down perforating assets.

	Year Ended December 31, 2016
(Dollars in millions)	Net Operating Revenues	Loss from Operations	Depreciation and Amortization	Capital Expenditures
Western Hemisphere	$2,942	$(409)	$446	$55
Eastern Hemisphere	2,807	(160)	501	134
	5,749	(569)	947	189
Corporate General and Administrative		(139)	9	15
Long-Lived Asset Impairment and Other Related Charges (d)		(1,043)
Restructuring Charges (e)		(280)
Litigation Charges		(220)
Total	$5,749	$(2,251)	$956	$204

(d)
Includes $710 million related to long-lived asset impairments, asset write-downs, receivable write-offs and other charges and credits, $219 million in inventory write-downs and $114 million of pressure pumping related charges.

(e)	Includes restructuring charges of $280 million: $153 million in the Western Hemisphere, $75 million in the Eastern Hemisphere and $52 million in Corporate.

	Year Ended December 31, 2015
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations (f)	Depreciation and Amortization	Capital Expenditures
Western Hemisphere	$5,276	$(180)	$621	$390
Eastern Hemisphere	4,157	27	563	273
	9,433	(153)	1,184	663
Corporate General and Administrative		(194)	16	19
Long-Lived Asset Impairments (g)		(768)
Goodwill Impairment		(25)
Restructuring Charges (h)		(232)
Litigation Charges		(116)
Loss on Sale of Businesses, Net		(6)
Other Items (i)		(52)
Total	$9,433	$(1,546)	$1,200	$682

(f)
Includes inventory write-downs of $223 million attributable to the reporting segments as follows: $127 million in the Western Hemisphere and $96 million in the Eastern Hemisphere. Also includes bad debt expense of $48 million of which $31 million was taken in the fourth quarter attributable to our reporting segments as follows: $29 million in the Western Hemisphere and $19 million in the Eastern Hemisphere.

(g)	Includes $638 million of long-lived asset impairment charges, supply agreement charges related to a non-core business divestiture of $67 million, and pressure pumping related charges of $63 million.

(h)	Includes restructuring charges of $232 million: $94 million in the Western Hemisphere, $123 million in the Eastern Hemisphere and $15 million in Corporate.

(i)	Includes $17 million in professional and other fees, $11 million in divestiture related charges and facility closures and $24 million in other charges.

The following table presents total assets by segment at December 31:

	Total Assets at December 31,
(Dollars in millions)	2017	2016
Western Hemisphere	$4,933	$6,167
Eastern Hemisphere	4,311	5,491
Corporate	503	1,006
Total	$9,747	$12,664

Total assets in the United States, part of our Western Hemisphere segment, were $2.9 billion and $3.3 billion as of December 31, 2017 and 2016, respectively.

Products and Services

We are one of the world’s leading providers of equipment and services used in the production, completion, drilling and evaluation, and well construction of oil and natural gas wells. The composition of our consolidated revenues by product service line group is as follows:

	Year Ended December 31,
	2017	2016	2015
Production	26%	29%	29%
Completions	22	20	20
Drilling and Evaluation	24	22	22
Well Construction	28	29	29
Total	100%	100%	100%

Geographic Areas

Financial information by geographic area within the hemispheres is summarized below. Revenues from customers and long-lived assets in Ireland were nil in each of the years presented. Long-lived assets exclude goodwill and intangible assets as well as deferred tax assets of $36 million and $81 million at December 31, 2017 and 2016, respectively.

	Revenues			Long-lived Assets
(Dollars in millions)	2017	2016	2015	2017	2016
United States	$1,555	$1,523	$2,864	$870	$1,008
Latin America	890	1,064	1,782	575	903
Canada	492	355	630	118	140
Western Hemisphere	$2,937	$2,942	$5,276	$1,563	$2,051

Middle East & North Africa	$1,464	$1,513	$1,843	$528	$1,595
Europe/Sub-Sahara Africa/Russia	999	939	1,613	532	629
Asia	299	355	701	270	354
Eastern Hemisphere	$2,762	$2,807	$4,157	$1,330	$2,578

Total	$5,699	$5,749	$9,433	$2,893	$4,629

24. Consolidating Financial Statements

Weatherford Ireland, a public limited company organized under the laws of Ireland, a Swiss tax resident, and the ultimate parent of the Weatherford group, guarantees the obligations of our subsidiaries – Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The 6.80% senior notes of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2017 and 2016. At December 31, 2016, Weatherford Bermuda also guaranteed the 6.35% senior notes of Weatherford Delaware.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2017 and 2016: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes due 2039, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes (12) 5.875% exchangeable senior notes, (13) 7.75% senior notes, (14) 8.25% senior notes and (15) 9.875% senior notes due 2024.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Year Ended December 31, 2017

(Dollars in Millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$5,699	$—	$5,699
Costs and Expenses	(19)	45	2	(7,856)	—	(7,828)
Operating Income (Loss)	(19)	45	2	(2,157)	—	(2,129)

Other Income (Expense):
Interest Expense, Net	—	(583)	(38)	24	18	(579)
Intercompany Charges, Net	12	148	(192)	(103)	135	—
Equity in Subsidiary Income	(2,891)	(878)	(437)	—	4,206	—
Other Income (Expense), Net	85	(19)	5	(11)	(8)	52
Income (Loss) Before Income Taxes	(2,813)	(1,287)	(660)	(2,247)	4,351	(2,656)
(Provision) for Income Taxes	—	—	—	(137)	—	(137)
Net Income (Loss)	(2,813)	(1,287)	(660)	(2,384)	4,351	(2,793)
Net Income Attributable to Noncontrolling Interests	—	—	—	20	—	20
Net Income (Loss) Attributable to Weatherford	$(2,813)	$(1,287)	$(660)	$(2,404)	$4,351	$(2,813)
Comprehensive Income (Loss) Attributable to Weatherford	$(2,722)	$(1,307)	$(700)	$(2,312)	$4,319	$(2,722)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Year Ended December 31, 2016

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$5,749	$—	$5,749
Costs and Expenses	(151)	(3)	5	(7,851)	—	(8,000)
Operating Income (Loss)	(151)	(3)	5	(2,102)	—	(2,251)

Other Income (Expense):
Interest Expense, Net	—	(465)	(49)	4	11	(499)
Intercompany Charges, Net	(76)	4	(196)	(274)	542	—
Equity in Subsidiary Income	(3,181)	(2,403)	(944)	—	6,528	—
Other Income (Expense), Net	16	(38)	43	(78)	(70)	(127)
Income (Loss) Before Income Taxes	(3,392)	(2,905)	(1,141)	(2,450)	7,011	(2,877)
Benefit for Income Taxes	—	—	(154)	(342)	—	(496)
Net Income (Loss)	(3,392)	(2,905)	(1,295)	(2,792)	7,011	(3,373)
Net Income Attributable to Noncontrolling Interests	—	—	—	19	—	19
Net Income (Loss) Attributable to Weatherford	$(3,392)	$(2,905)	$(1,295)	$(2,811)	$7,011	$(3,392)
Comprehensive Income (Loss) Attributable to Weatherford	$(3,361)	$(3,081)	$(1,425)	$(2,780)	$7,286	$(3,361)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Year Ended December 31, 2015

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$9,433	$—	$9,433
Costs and Expenses	(101)	(7)	2	(10,873)	—	(10,979)
Operating Income (Loss)	(101)	(7)	2	(1,440)	—	(1,546)

Other Income (Expense):
Interest Expense, Net	—	(398)	(57)	(13)	—	(468)
Intercompany Charges, Net	(83)	(110)	(282)	(403)	878	—
Equity in Subsidiary Income	(1,801)	(1,868)	(492)	—	4,161	—
Other Income (Expense), Net	—	51	11	(144)	—	(82)
Income (Loss) Before Income Taxes	(1,985)	(2,332)	(818)	(2,000)	5,039	(2,096)
(Provision) Benefit for Income Taxes	—	—	114	31	—	145
Net Income (Loss)	(1,985)	(2,332)	(704)	(1,969)	5,039	(1,951)
Net Income Attributable to Noncontrolling Interests	—	—	—	34	—	34
Net Income (Loss) Attributable to Weatherford	$(1,985)	$(2,332)	$(704)	$(2,003)	$5,039	$(1,985)
Comprehensive Income (Loss) Attributable to Weatherford	$(2,745)	$(2,610)	$(754)	$(2,762)	$6,126	$(2,745)

Condensed Consolidating Balance Sheet
December 31, 2017

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$195	$—	$418	$—	$613
Other Current Assets	1	—	516	3,298	(550)	3,265
Total Current Assets	1	195	516	3,716	(550)	3,878

Equity Investments in Affiliates	(460)	7,998	8,009	530	(16,077)	—
Intercompany Receivables, Net	—	—	—	4,213	(4,213)	—
Other Assets	—	8	4	5,857	—	5,869
Total Assets	$(459)	$8,201	$8,529	$14,316	$(20,840)	$9,747

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$128	$—	$20	$—	$148
Accounts Payable and Other Current Liabilities	10	183	—	2,439	(550)	2,082
Total Current Liabilities	10	311	—	2,459	(550)	2,230

Long-term Debt	—	7,127	166	159	89	7,541
Intercompany Payables, Net	87	242	3,884	—	(4,213)	—
Other Long-term Liabilities	70	146	136	332	(137)	547
Total Liabilities	167	7,826	4,186	2,950	(4,811)	10,318

Weatherford Shareholders’ (Deficiency) Equity	(626)	375	4,343	11,311	(16,029)	(626)
Noncontrolling Interests	—	—	—	55	—	55
Total Liabilities and Shareholders’ (Deficiency) Equity	$(459)	$8,201	$8,529	$14,316	$(20,840)	$9,747

Condensed Consolidating Balance Sheet
December 31, 2016

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$586	$4	$447	$—	$1,037
Other Current Assets	1	—	512	3,891	(531)	3,873
Total Current Assets	1	586	516	4,338	(531)	4,910

Equity Investments in Affiliates	2,415	8,669	8,301	1,037	(20,422)	—
Intercompany Receivables, Net	—	—	—	3,762	(3,762)	—
Other Assets	2	13	—	7,751	(12)	7,754
Total Assets	$2,418	$9,268	$8,817	$16,888	$(24,727)	$12,664

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$53	$94	$32	$—	$179
Accounts Payable and Other Current Liabilities	105	198	—	2,488	(542)	2,249
Total Current Liabilities	105	251	94	2,520	(542)	2,428

Long-term Debt	—	6,944	148	204	107	7,403
Intercompany Payables, Net	145	224	3,393	—	(3,762)	—
Other Long-term Liabilities	156	152	146	457	(146)	765
Total Liabilities	406	7,571	3,781	3,181	(4,343)	10,596

Weatherford Shareholders’ Equity	2,012	1,697	5,036	13,651	(20,384)	2,012
Noncontrolling Interests	—	—	—	56	—	56
Total Liabilities and Shareholders’ Equity	$2,418	$9,268	$8,817	$16,888	$(24,727)	$12,664

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,813)	$(1,287)	$(660)	$(2,384)	$4,351	$(2,793)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(12)	(148)	192	103	(135)	—
Equity in (Earnings) Loss of Affiliates	2,891	878	437	—	(4,206)	—
Deferred Income Tax Provision (Benefit)	—	—	—	(25)		(25)
Other Adjustments	(278)	1,236	66	1,416	(10)	2,430
Net Cash Provided by (Used in) Operating Activities	(212)	679	35	(890)	—	(388)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(225)	—	(225)
Acquisition of Assets Held for Sale	—	—	—	(244)	—	(244)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(7)	—	(7)
Acquisition of Intellectual Property	—	—	—	(15)	—	(15)
Proceeds (Payment) Related to Sale of Businesses and Equity Investment, Net	—	—	—	(1)	—	(1)
Proceeds from Sale of Assets and U.S. Pressure Pumping and Pump-Down Perforating Assets and Other Assets	—	—	—	481	—	481
Other Investing Activities	—	—	—	(51)	—	(51)
Net Cash Used in Investing Activities	—	—	—	(62)	—	(62)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(17)	—	(111)	—	(128)
Borrowings (Repayments) Long-term Debt, Net	—	200	(94)	75	—	181
Borrowings (Repayments) Between Subsidiaries, Net	212	(1,253)	55	986	—	—
Other, Net	—	—	—	(33)	—	(33)
Net Cash Provided by Financing Activities	212	(1,070)	(39)	917	—	20
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	6	—	6
Net Increase (Decrease) in Cash and Cash Equivalents	—	(391)	(4)	(29)	—	(424)
Cash and Cash Equivalents at Beginning of Year	—	586	4	447	—	1,037
Cash and Cash Equivalents at End of Year	$—	$195	$—	$418	$—	$613

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,392)	$(2,905)	$(1,295)	$(2,792)	$7,011	$(3,373)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	76	(4)	196	274	(542)	—
Equity in (Earnings) Loss of Affiliates	3,181	2,403	944	—	(6,528)	—
Deferred Income Tax Provision (Benefit)	—	—	26	355	—	381
Other Adjustments	1,230	75	257	1,067	59	2,688
Net Cash Provided by (Used in) Operating Activities	1,095	(431)	128	(1,096)	—	(304)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(204)	—	(204)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(5)	—	(5)
Acquisition of Intellectual Property	—	—	—	(10)	—	(10)
Insurance Proceeds Related to Insurance Casualty Loss	—	—	—	39	—	39
Proceeds from Sale of Assets	—	—	—	49	—	49
Proceeds (Payment) Related to Sale of Business and Equity Investment, Net	—	—	—	(6)	—	(6)
Net Cash Used in Investing Activities	—	—	—	(137)	—	(137)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(1,497)	—	(15)	—	(1,512)
Borrowings (Repayments) Long-term Debt, Net	—	2,299	(516)	(65)	—	1,718
Borrowings (Repayments) Between Subsidiaries, Net	(1,095)	213	370	512	—	—
Proceeds from Issuance of Ordinary Common Shares and Warrant	—	—	—	1,071	—	1,071
Other, Net	—	—	—	(216)	—	(216)
Net Cash Provided by Financing Activities	(1,095)	1,015	(146)	1,287	—	1,061
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(50)	—	(50)
Net Increase in Cash and Cash Equivalents	—	584	(18)	4	—	570
Cash and Cash Equivalents at Beginning of Year	—	2	22	443	—	467
Cash and Cash Equivalents at End of Year	$—	$586	$4	$447	$—	$1,037

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,985)	$(2,332)	$(704)	$(1,969)	$5,039	$(1,951)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	83	110	282	403	(878)	—
Equity in (Earnings) Loss of Affiliates	1,801	1,868	492	—	(4,161)	—
Deferred Income Tax (Provision) Benefit	—	—	14	(462)	—	(448)
Other Adjustments	(35)	210	(86)	3,025	—	3,114
Net Cash Provided by (Used in) Operating Activities	(136)	(144)	(2)	997	—	715
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(682)	—	(682)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(14)	—	(14)
Acquisition of Intellectual Property	—	—	—	(8)	—	(8)
Proceeds Related to Sale of Businesses and Equity Investment, Net	—	—	—	8	—	8
Proceeds from Sale of Assets	—	—	—	37	—	37
Net Cash Used in Investing Activities	—	—	—	(659)	—	(659)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	535	—	(30)	—	505
Borrowings (Repayments) Long-term Debt, Net	—	(411)	(31)	(28)	—	(470)
Borrowings (Repayments) Between Subsidiaries, Net	135	22	33	(190)	—	—
Other, Net	—	—	—	(32)	—	(32)
Net Cash Provided by Financing Activities	135	146	2	(280)	—	3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(66)	—	(66)
Net Increase in Cash and Cash Equivalents	(1)	2	—	(8)	—	(7)
Cash and Cash Equivalents at Beginning of Period	1	—	22	451	—	474
Cash and Cash Equivalents at End of Period	$—	$2	$22	$443	$—	$467

26. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2017 and 2016 are presented in the following tables. In the following tables, the sum of basic and diluted “Loss Per Share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

	2017 Quarters
(Dollars in millions, except per share amounts)	First		Second		Third		Fourth		Total
Revenues	$1,386		$1,363		$1,460		$1,490		$5,699
Gross Profit	180		174		264		192		810
Net Loss Attributable to Weatherford	(448)	(a)	(171)	(b)	(256)	(c)	(1,938)	(d)	(2,813)

Basic & Diluted Loss Per Share	(0.45)		(0.17)		(0.26)		(1.95)		(2.84)

(a)
Includes charges of $134 million primarily related to severance and restructuring charges, asset write-downs and a warrant fair value adjustment, partially offset by defined benefit pension plan reclassifications.

(b)
Includes credits of $108 million primarily related to gains on a warrant fair value and defined benefit pension plan reclassifications, partially offset by severance and restructuring charges and asset write-downs.

(c)	Includes charges of $35 million primarily related to severance and restructuring charges and a warrant fair value adjustment.

(d)
Includes charges of $1.6 billion primarily related to long-lived asset impairments (including the write-down to the lower of carrying amount or fair value less cost to sell of our land drilling rigs assets classified as held for sale), inventory write-downs, the write-down of Venezuelan receivables, severance and restructuring charges, partially offset by a gain on sale of assets and a warrant fair value adjustment.

	2016 Quarters
(Dollars in millions, except per share amounts)	First		Second		Third		Fourth		Total
Revenues	$1,585		$1,402		$1,356		$1,406		$5,749
Gross Profit	111		164		126		159		560
Net Loss Attributable to Weatherford	(498)	(e)	(565)	(f)	(1,780)	(g)	(549)	(h)	(3,392)

Basic & Diluted Loss Per Share	(0.61)		(0.63)		(1.98)		(0.59)		(3.82)

(e)
Includes charges of $285 million primarily related to severance and restructuring, litigation charges, pressure pumping related charges and an estimated project loss on our long-term early production facility construction contract.

(f)
Includes charges of $347 million primarily related to litigation charges, an adjustment to a note from PDVSA to fair value, a bond tender premium incurred from a tender offer and severance and restructuring charges partially offset by an estimated project income on our long-term early production facility construction contract.

(g)	Includes charges of $771 million primarily related to long-lived asset impairments, inventory write-downs and severance and restructuring.

(h)	Includes charges of $245 million primarily related to severance and restructuring, litigation charges and pressure pumping related charges.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – An Integrated Framework (2013). As a result of this assessment management concluded that as of December 31, 2017, our internal control over financial reporting was effective based on these criteria.

KPMG LLP has issued an attestation report dated February 14, 2018, on our internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of and with the participation of management, including the CEO and the CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our CEO and CFO have concluded our disclosure controls and procedures were effective, as of December 31, 2017, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in Internal Controls

Our management, identified no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See “Item 1. – Business – Executive Officers of Weatherford” of this report for Item 10 information regarding executive officers of Weatherford. Pursuant to General Instructions G(3), information on directors of the Registrant and corporate governance matters is incorporated by reference from our Proxy Statement for the 2018 Annual General Meeting of Shareholders to be held on April 27, 2018.

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

Item 11. Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation is incorporated by reference from our Proxy Statement for the 2018 Annual General Meeting of Shareholders to be held on April 27, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners is incorporated by reference from our Proxy Statement for the 2018 Annual General Meeting of Shareholders to be held on April 27, 2018.

Item 12(b). Security Ownership of Management

Pursuant to General Instructions G(3), information on security ownership of management is incorporated by reference from our Proxy Statement for the 2018 Annual General Meeting of Shareholders to be held on April 27, 2018.

Item 12(c). Changes in Control

Not applicable.

Item 12(d). Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017, about the number of shares to be issued upon vesting or exercise of equity awards as well as the number of shares remaining available for issuance under our equity compensation plans.

Plan Category (Shares in thousands, except share prices)	Numbers of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (a)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders (c) (d)	18,359	$—	32,802
Equity compensation plans not approved by shareholders (e)	200	16.92	—
Total	18,559	16.92	32,802

(a)	The weighted average price does not take into account the shares issuable upon vesting of outstanding PUs or RSUs, which have no exercise price.

(b)	Excluding shares reflected in the first column of this table.

(c)
Includes our Omnibus Plan, which was approved by our shareholders in May 2006, our 2010 Omnibus Plan, as amended, which was approved by our shareholders in June 2010, and our Employee Stock Purchase Plan, which was approved by our shareholders in June 2016.

(d)	Number of securities to be issued includes PUs calculated at target.

(e)
Includes our 1998 Employee Stock Option Plan that was not approved by our shareholders. No awards have been issued under this plan since May 2006 when our Omnibus Plan was approved. The unapproved plan and other individual compensation arrangements that were not approved by our shareholders with significant shares to be issued are described below:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our Proxy Statement for the 2018 Annual General Meeting of Shareholders to be held on April 27, 2018.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our Proxy Statement for the 2018 Annual General Meeting of Shareholders to be held on April 27, 2018.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report or incorporated by reference:

1.	The Consolidated Financial Statements of the Company listed on page 48 of this report.

2.	The financial statement schedule on page 110 of this report.

3.	The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a dagger (†) or double dagger (††).

(b)     Exhibits:

Exhibit Number	Description	Original Filed Exhibit	File Number
2.1	Merger Agreement, dated April 2, 2014, between Weatherford Switzerland and Weatherford Ireland	Exhibit 2.1 of the Company's Current Report on Form 8-K filed April 2, 2014	File No. 1-34258
3.1	Memorandum and Articles of Association of Weatherford International public limited company	Exhibit 3.1 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
4.1	Indenture, dated October 1, 2003, among Weatherford Bermuda, Weatherford Delaware, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 2, 2003	File No. 1-31339
4.2	First Supplemental Indenture, dated March 25, 2008, among Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.3	Second Supplemental Indenture, dated as of January 8, 2009, among Weatherford Bermuda Weatherford Delaware, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.4	Third Supplemental Indenture, dated as of February 26, 2009, among Weatherford Bermuda, Weatherford Delaware, Weatherford Switzerland and Deutsche Bank Trust Company Americas	Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 26, 2009	File No. 1-34258
4.5	Fourth Supplemental Indenture, dated as of September 23, 2010, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 2, 2010	File No. 1-34258
4.6	Fifth Supplemental Indenture, dated as of April 4, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.7	Sixth Supplemental Indenture, dated as of August 14, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 14, 2012	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
4.8	Seventh Supplemental Indenture, dated as of March 31, 2013, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013	File No. 1-34258
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
		Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 17, 2016	File No. 1-36504
4.12
Eleventh Supplemental Indenture, dated November 18, 2016, by and among Weatherford International Ltd., as issuer, Weatherford International plc, as guarantor, Weatherford International, LLC, as guarantor, and Deutsche Bank Trustee Company Americas, as trustee.
		Exhibit 4.1 of the Company's Current Report on Form 8-K filed November 21, 2016	File No. 1-36504
4.13	Form of Warrant	Exhibit 4.3 of the Company's Current Report on Form 8-K filed November 21, 2016	File No. 1-36504
4.14	Indenture, dated June 18, 2007, among Weatherford Delaware, Weatherford Bermuda and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 18, 2007	File No. 1-31339
4.15	First Supplemental Indenture, dated June 18, 2007, among Weatherford Delaware, Weatherford Bermuda, and Deutsche Bank Trust Company Americas (including forms of notes)	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 18, 2007	File No. 1-31339
4.16	Second Supplemental Indenture, dated as of February 26, 2009, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 26, 2009	File No. 1-31339
4.17	Third Supplemental Indenture, dated as of August 14, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland and Deutsche Bank Trust Company Americas	Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 14, 2012	File No. 1-34258
4.18	Fourth Supplemental Indenture, dated as of March 31, 2013, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
4.19	Fifth Supplemental Indenture, dated June 17, 2014, among Weatherford Ireland, Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas	Exhibit 4.2 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
4.20	Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036	Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.21	Form of $500,000,000 global note for 6.50% Senior Notes due 2036	Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.22	Form of $100,000,000 global note for 6.50% Senior Notes due 2036	Exhibit 4.3 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.23	Form of Global Note for 6.35% Senior Notes due 2017	Exhibit A of Exhibit 4.2 to the Company's Current Report on Form 8-K filed June 18, 2007	Reg. No. 333-146695
4.24	Form of global note for 6.80% Senior Notes due 2037	Exhibit A of Exhibit 4.2 to the Company's Current Report on Form 8-K filed June 18, 2007	Reg. No. 333-146695
4.25	Form of global note for 6.00% Senior Notes due 2018	Exhibit 4.3 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.26	Form of global note for 7.00% Senior Notes due 2038	Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.27	Form of global note for 9.625% Senior Notes due 2019	Exhibit A of Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.28	Form of global note for 9.875% Senior Notes due 2039	Exhibit A of Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.29	Form of global note for 5.125% Senior Notes due 2020	Exhibit A-1 of Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.30	Form of global note for 6.750% Senior Notes due 2040	Exhibit A-2 of Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.31	Form of global note for 4.50% Senior Notes due 2022	Exhibit A-1 of Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.32	Form of global note for 5.95% Senior Notes due 2042	Exhibit A-2 of Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
4.33	Form of global note for 5.875% Exchangeable Senior Notes due 2021	Exhibit A of Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 7, 2016	File No. 1-36504
4.34	Form of global note for 7.75% Senior Notes due 2021	Annex A of Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 17, 2016	File No. 1-36504
4.35	Form of global note for 8.25% Senior Notes due 2023	Annex B of Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 17, 2016	File No. 1-36504
4.36	Form of guarantee notation	Exhibit B of Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.37	Form of guarantee notation	Exhibit B of Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
*10.1	Weatherford International Ltd. Nonqualified Executive Retirement Plan, amended and restated effective December 31, 2008	Exhibit 10.8 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.2	Weatherford International Ltd. Non-Employee Director Retirement Plan, as amended and restated effective December 31, 2008	Exhibit 10.6 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.3	Weatherford International Ltd. Supplemental Executive Retirement Plan, effective January 1, 2010	Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 31, 2009	File No. 1-34258
*10.4	First Amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan, effective March 31, 2010	Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 23, 2010	File No. 1-34258
*10.5	Second Amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan, effective April 8, 2010	Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 9, 2010	File No. 1-34258
*10.6	Third Amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan (as amended on June 16, 2014)	Exhibit 10.10 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.7	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers	Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed March 10, 2004	File No. 1-31339
*10.8	Deed Poll of Assumption, dated June 16, 2014, executed by Weatherford Ireland	Exhibit 10.3 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.9	Weatherford International plc 2006 Omnibus Incentive Plan (as amended and restated, conformed as of June 16, 2015)	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed July 24, 2015	File No. 1-36504
*10.10	Form of Restricted Share Unit Award Agreement pursuant to Weatherford International plc 2006 Omnibus Incentive Plan	Exhibit 10.5 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.11	Form of Stock Option Agreement for Officers pursuant to Weatherford International plc 2006 Omnibus Incentive Plan	Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed February 23, 2007	File No. 1-31339
*10.12	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan, as amended and restated effective December 31, 2008	Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.13	First Amendment to the Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan	Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 2, 2014	File No. 1-34258
*10.14	Weatherford International Ltd. Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective December 31, 2008	Exhibit 10.5 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.15	Weatherford International plc 2010 Omnibus Incentive Plan (as amended and restated)	Exhibit 10.6 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.16	First Amendment to Weatherford International plc 2010 Omnibus Incentive Plan	Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed April 29, 2015	File No. 1-36504
*10.17	Second Amendment to Weatherford International plc 2010 Omnibus Incentive Plan	Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed April 25, 2017	File No. 1-36504
*10.18	Form of Restricted Share Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.7 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.19	Form of Performance Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed April 24, 2015	File No. 1-36504
*10.20	Form of Restricted Share Units Award Agreement (CIC - Officer) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.21 of the Company Annual Report on Form 10-K filed February 16, 2016	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.21	Form of Restricted Share Units Award Agreement (CIC - Director) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed July 24, 2015	File No. 1-36504
*10.22	Form of addendum for use with certain equity grants under the Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.26 to the Company's Annual Report on Form 10-K filed February 18, 2015	File No. 1-36504
*10.23	Form of Restricted Share Unit Award Agreement - U.K. pursuant to Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.9 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.24	Form of Performance Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan (Shareholder Return)	Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 4, 2014	File No. 1-34258
*10.25	Form of Performance Units Award Agreement (CIC) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.28 of the Company's Annual Report on Form 10-K filed February 16, 2016	File No. 1-36504
*10.26	Form of Restricted Share Units Award Agreement (CIC: Retirement - Director) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2017, filed November 1, 2017	File No. 1-36504
†*10.27	Form of Restricted Share Units Award Agreement (CIC - Officer 2018 ) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan		File No. 1-36504
†*10.28	Form of Performance Share Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan (Relative Shareholder Return)		File No. 1-36504
†*10.29	Form of Performance Share Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan (ROCE)		File No. 1-36504
*10.30	Weatherford International Ltd. (Switzerland) Executive Non-Equity Incentive Compensation Plan (as amended and restated, February 27, 2014) to be effective January 1, 2014	Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 4, 2014	File No. 1-34258
*10.31	Employment Letter, dated March 3, 2017, between Weatherford International plc and Mark A. McCollum	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed April 28, 2017	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.32	Executive Employment Agreement, dated June 20, 2013, between Weatherford International Ltd. and Douglas M. Mills	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013	File No. 1-34258
*10.33	Executive Employment Agreement, dated November 4, 2013, between Weatherford International Ltd. and Krishna Shivram	Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 4, 2013	File No. 1-34258
*10.34	Letter Agreement, dated January 5, 2017, between Weatherford International plc and Krishna Shivram	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed April 28, 2017	File No. 1-36504
†*10.35	Severance Agreement, Waiver and Release entered into by Mario Ruscev on September 18, 2017		File No. 1-36504
*10.36	Form of Change of Control Agreement, entered into by Mark McCollum (April 24, 2017) Christina Ibrahim (May 4, 2015), Karl Blanchard (August 21, 2017) and Christoph Bausch (December 13, 2016)	Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 15, 2016	File No. 1-36504
*10.37
Form of Deed of Indemnity of Weatherford Ireland entered into by each director of Weatherford Ireland and each of the following executive officers of Weatherford Ireland: Mark McCollum (April 24, 2017), Douglas M. Mills (June 17, 2014), Christina Ibrahim (May 4, 2015), Karl Blanchard (August 21, 2017) and Christoph Bausch (December 13, 2016)
		Exhibit 10.11 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.38
Form of Deed of Indemnity of Weatherford Bermuda entered into by each director of Weatherford Ireland and each of the following executive officers of Weatherford Ireland: Mark McCollum (April 24, 2017), Douglas M. Mills, (June 17, 2014), Christina Ibrahim (May 4, 2015) and Christoph Bausch (December 13, 2016)
		Exhibit 10.12 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.39	Deed of Indemnity of Weatherford Bermuda entered into by Karl Blanchard (August 21, 2017)	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 1, 2017	File No. 1-36504
*10.40
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
*10.41
Form of Secondment Letter entered into by Weatherford Management Company Switzerland LLC, Weatherford U.S., L.P. and the following executive officers of Weatherford Ireland: Krishna Shivram and Douglas M. Mills (June 16, 2014)
		Exhibit 10.14 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
10.42
Amendment and Restatement Agreement, dated May 4, 2016, by and among Weatherford International plc (Ireland), Weatherford International Ltd. (Bermuda), as the Borrower, Weatherford International, LLC (Delaware), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 10, 2016	File No. 1-36504
10.43
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
10.45
Amendment No. 2 to Amended and Restated Credit Agreement, dated April 17, 2017, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 17, 2017	File No. 1-36504
10.46
Term Loan Agreement, dated May 4, 2016, by and among Weatherford International Ltd. (Bermuda), as the borrower, Weatherford International plc, (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders
		Exhibit 10.3 of the Company's Current Report on Form 8-K filed May 10, 2016	File No. 1-36504
10.47
Amendment No. 1 to Term Loan Agreement, dated July 19, 2016, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.2 of the Company's Current Report on Form 8-K filed July 22, 2016	File No. 1-36504
10.48
Amendment No. 2 to Term Loan Agreement, dated April 17, 2017, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 17, 2017	File No. 1-36504
10.49
U.S. Pledge and Security Agreement, dated as of May 9, 2016, by and among the subsidiary parties thereto and JPMorgan Chase Bank, N.A., as administrative agent of the Term Loan Agreement, dated May 4, 2016
		Exhibit 10.4 of the Company's Current Report on Form 8-K filed May 10, 2016	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
10.50
Guaranty Agreement, dated as of May 9, 2016, by Weatherford International plc (Ireland) and certain subsidiary parties thereto, as guarantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent of the Amended and Restated Credit Agreement, effective as of May 9, 2016
		Exhibit 10.5 of the Company's Current Report on Form 8-K filed May 10, 2016	File No. 1-36504
10.51
Guaranty Agreement, dated as of May 9, 2016, by Weatherford International plc (Ireland) and certain subsidiary parties thereto, as guarantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent of the Term Loan Agreement, dated as of May 4, 2016
		Exhibit 10.6 of the Company's Current Report on Form 8-K filed May 10, 2016	File No. 1-36504
†*10.52	Asset Purchase Agreement Between Schlumberger Technology Corporation and Weatherford U.S. Holdings L.L.C., dated as of December 29, 2017		File No. 1-36504
†12.1	Ratio of Earnings to Fixed Charges
†21.1	Subsidiaries of Weatherford International plc
†23.1	Consent of KPMG LLP
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101
The following materials from Weatherford International plc's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets,
(2) the Consolidated Statements of Operations,
(3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Shareholders' (Deficiency) Equity, (5) the Consolidated Statements of Cash Flows, and (6) the related notes to the Consolidated Financial Statements

* Management contract or compensatory plan or arrangement.
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

SCHEDULE II

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2017

	Balance at		(Recovery)		Balance at
	Beginning		and		End of
(Dollars in millions)	of Period	Expense (a)	Additions	Other (b) (c)	Period
Year Ended December 31, 2017:
Current Allowance for Uncollectible Accounts Receivable	129	80	—	(53)	156
Long-term Allowance for Uncollectible Accounts Receivable	—	158	—	15	173
Total Allowance for Uncollectible Accounts Receivable	129	238	—	(38)	329

Valuation Allowance on Deferred Tax Assets	1,738	158	—	(9)	1,887

Year Ended December 31, 2016:
Allowance for Uncollectible Accounts Receivable	113	69	—	(53)	129
Valuation Allowance on Deferred Tax Assets	868	872	—	(2)	1,738

Year Ended December 31, 2015:
Allowance for Uncollectible Accounts Receivable	108	48	(1)	(42)	113
Valuation Allowance on Deferred Tax Assets	732	159	—	(23)	868

(a)
In the second quarter of 2017, we changed the accounting for revenue with our primary customer in Venezuela and reclassified $158 million of net accounts receivable for this customer to Other Non-Current Assets on the accompanying Consolidated Balance Sheets. In the fourth quarter of 2017, we recorded an allowance for uncollectible long-term receivables for the full net amount of $158 million.

(b)	Other within the allowance for uncollectible accounts receivable as of December 2017 includes write-offs and amounts reclassified to long-term.

(c)	Other in 2017 for valuation allowance on deferred taxes primarily due to currency translation.

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2018.

Weatherford International plc

/s/ Mark A. McCollum
Mark A. McCollum
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark A. McCollum	President, Chief Executive Officer and Director	February 14, 2018
Mark A. McCollum	(Principal Executive Officer)

/s/ Christoph Bausch	Executive Vice President and	February 14, 2018
Christoph Bausch	Chief Financial Officer
(Principal Financial Officer)

/s/ Douglas M. Mills	Vice President and	February 14, 2018
Douglas M. Mills	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Mohamed A. Awad	Director	February 14, 2018
Mohamed A. Awad

/s/ David J. Butters	Director	February 14, 2018
David J. Butters

/s/ Roxanne J. Decyk	Director	February 14, 2018
Roxanne J. Decyk

/s/John D. Gass	Director	February 14, 2018
John D. Gass

/s/Francis S. Kalman	Director	February 14, 2018
Francis S. Kalman

/s/ David S. King	Director	February 14, 2018
David S. King

/s/ William E. Macaulay	Chairman of the Board and Director	February 14, 2018
William E. Macaulay

/s/ Robert K. Moses, Jr.	Director	February 14, 2018
Robert K. Moses, Jr.

/s/Guillermo Ortiz	Director	February 14, 2018
Guillermo Ortiz

/s/ Emyr Jones Parry	Director	February 14, 2018
Emyr Jones Parry