Form 10-Q
period 2018-03-31
Weatherford International plc
filed 2018-05-02
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 24, 2018, there were 996,749,190 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Three Months Ended March 31, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2018	2017
Revenues:
Products	$501	$511
Services	922	875
Total Revenues	1,423	1,386

Costs and Expenses:
Cost of Products	465	486
Cost of Services	680	720
Research and Development	38	39
Selling, General and Administrative Attributable to Segments	200	230
Corporate General and Administrative	36	33
Asset Write-Downs and Other	18	17
Restructuring and Transformation Charges	25	75
Total Costs and Expenses	1,462	1,600

Operating Loss	(39)	(214)

Other Income (Expense):
Interest Expense, Net	(149)	(141)
Warrant Fair Value Adjustment	46	(62)
Bond Tender and Call Premium	(34)	—
Currency Devaluation Charges	(26)	—
Other Income (Expense), Net	(8)	7

Loss Before Income Taxes	(210)	(410)
Income Tax Provision	(32)	(33)
Net Loss	(242)	(443)
Net Income Attributable to Noncontrolling Interests	3	5
Net Loss Attributable to Weatherford	$(245)	$(448)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(0.25)	$(0.45)

Weighted Average Shares Outstanding:
Basic & Diluted	994	988

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Net Loss	$(242)	$(443)

Currency Translation Adjustments	5	63
Defined Benefit Pension Activity	—	(20)
Other Comprehensive Income (Loss)	5	43
Comprehensive Loss	(237)	(400)
Comprehensive Income Attributable to Noncontrolling Interests	3	5
Comprehensive Loss Attributable to Weatherford	$(240)	$(405)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and shares in millions, except par value)	2018	2017
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$459	$613
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $149 in 2018 and $156 in 2017	1,100	1,103
Inventories, Net	1,225	1,234
Prepaid Expenses	127	237
Other Current Assets	335	332
Assets Held for Sale	369	359
Total Current Assets	3,615	3,878

Property, Plant and Equipment, Net of Accumulated Depreciation of $7,423 in 2018 and $7,462 in 2017	2,580	2,708
Goodwill	2,740	2,727
Other Intangible Assets, Net of Accumulated Amortization of $887 in 2018 and $870 in 2017	228	213
Equity Investments	26	62
Other Non-Current Assets	145	159
Total Assets	$9,334	$9,747

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$153	$148
Accounts Payable	809	856
Accrued Salaries and Benefits	311	308
Income Taxes Payable	201	228
Other Current Liabilities	618	690
Total Current Liabilities	2,092	2,230

Long-term Debt	7,639	7,541
Other Non-Current Liabilities	501	547
Total Liabilities	10,232	10,318

Shareholders’ Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 996 shares at March 31, 2018 and 993 shares at December 31, 2017	$1	$1
Capital in Excess of Par Value	6,676	6,655
Retained Deficit	(6,105)	(5,763)
Accumulated Other Comprehensive Loss	(1,514)	(1,519)
Weatherford Shareholders’ Equity	(942)	(626)
Noncontrolling Interests	44	55
Total Shareholders’ Equity	(898)	(571)
Total Liabilities and Shareholders’ Equity	$9,334	$9,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(242)	$(443)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	147	208
Employee Share-Based Compensation Expense	13	24
Inventory Write-off and Other Related Charges	29	20
Asset Write-Downs and Other Charges	29	19
Bad Debt Expense	(7)	—
Bond Tender and Call Premium	34	—
Deferred Income Tax Provision	13	18
Currency Devaluation Charges	26	—
Warrant Fair Value Adjustment	(46)	62
Other, Net	1	(7)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	23	51
Inventories	(13)	—
Other Current Assets	(7)	6
Accounts Payable	(55)	(48)
Accrued Litigation and Settlements	(8)	(30)
Other Current Liabilities	(56)	(38)
Other, Net	(66)	(21)
Net Cash Used in Operating Activities	(185)	(179)

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(29)	(40)
Capital Expenditures and Acquisition of Assets Held for Sale	(9)	(240)
Acquisitions of Businesses, Net of Cash Acquired	4	—
Acquisition of Intellectual Property	(3)	(2)
Proceeds from Sale of Assets	12	4
Proceeds (Payments) from Sale of Businesses, Net	25	(1)
Net Cash Used in Investing Activities	—	(279)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	588	—
Repayments of Long-term Debt	(440)	(18)
Repayments of Short-term Debt, Net	(54)	(7)
Bond Tender Premium	(30)	—
Other Financing Activities	(10)	(11)
Net Cash Provided by (Used in) Financing Activities	54	(36)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(23)	3

Net Decrease in Cash and Cash Equivalents	(154)	(491)
Cash and Cash Equivalents at Beginning of Period	613	1,037
Cash and Cash Equivalents at End of Period	$459	$546

Supplemental Cash Flow Information:
Interest Paid	$174	$144
Income Taxes Paid, Net of Refunds	$47	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company” or “Weatherford Ireland”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments (consisting of normal recurring adjustments) which, in our opinion, are considered necessary to present fairly our Condensed Consolidated Balance Sheets at March 31, 2018 and Consolidated Financial Statements at December 31, 2017, and Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017. When referring to “Weatherford” and using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including those related to uncollectible accounts receivable, lower of cost or net realizable value of inventories, equity investments, derivative financial instruments, intangible assets and goodwill, property, plant and equipment (“PP&E”), income taxes, accounting for long-term contracts, self-insurance, foreign currency exchange rates, pension and post-retirement benefit plans, disputes, litigation, contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Reclassifications

Certain prior year income statement amounts have been reclassified to conform to the current year presentation related to the adoption of new accounting standards. Net income for 2017 and shareholders’ equity as of December 31, 2017 were not affected by these reclassifications. See “Note 2 – New Accounting Pronouncements” for additional details.

Currency Devaluation Charges

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. In the first quarter of 2018, currency devaluation charges of $26 million reflected the impact of the devaluation of the Angolan kwanza of $24 million and the Venezuelan bolivar of $2 million. In the first quarter of 2017, we had no currency devaluation charges. The devaluation of the Angolan kwanza was due to a change in the central bank policy in January 2018.

2. New Accounting Pronouncements

Accounting Changes

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced most existing revenue recognition guidance in U.S. GAAP. We adopted the new guidance and all of the related amendments, collectively Topic 606, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of the adoption of the new guidance is immaterial to our consolidated net loss.

The primary impact on adopting Topic 606 on our Condensed Consolidated Financial Statements is in our Well Construction product line, where we receive customer payments related to the demobilization of drilling equipment and crew. Under the adoption of Topic 606, we now recognize revenue on demobilization equally over the term of the contract, subject to any constraint as discussed in “Note 3 – Revenues” to our Condensed Consolidated Financial Statements. Prior to the adoption of Topic 606, we recognized demobilization revenue once the service was completed. These changes did not have any impact on our Condensed Consolidated Statements of Cash Flows.

The cumulative effect of the changes made to our January 1, 2018 Condensed Consolidated Balance Sheet for the adoption of Topic 606, were as follows:

(Dollars in millions)	Balance at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
Assets and Liabilities:
Other Current Assets	$332	$10	$342
Other Current Liabilities	690	2	692

Shareholders’ Equity:
Retained Deficit	(5,763)	8	(5,755)

The impact of adopting Topic 606 on the Company’s Condensed Consolidated Financial Statements for the quarter ended March 31, 2018 was less than $1 million.

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the presentation of net periodic pension and postretirement benefit costs (“net benefit cost”). The service cost component of net benefit cost will be bifurcated and presented with other employee compensation costs, while other components of net benefit costs will be presented separately outside of income from operations. We adopted ASU 2017-07 in the first quarter of 2018 on a retrospective basis which resulted in the reclassification $18 million of income from “Total Costs and Expenses” to “Other Income (Expense), net” on our Condensed Consolidated Statements of Operations.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. We adopted ASU 2016-16 in the first quarter of 2018 on a modified retrospective basis. The impact that this new standard has on our Consolidated Financial Statements is a reversal of $105 million of prepaid taxes through retained earnings. Prospectively, any taxes accrued that result from the intra-entity transfers of non-inventory assets will be recognized in current tax expense.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in practice as to how certain transactions are classified in the statement of cash flows. We adopted ASU 2016-15 in the first quarter of 2018 on a retrospective basis and the adoption of this ASU has no material impact on our Condensed Consolidated Statement of Cash Flows.

Accounting Standards Issued Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard is required to be applied in the period of adoption or on a retrospective basis to each period affected, and will be effective beginning in the first quarter of 2019, although early adoption is permitted. We are evaluating the impact that this new standard will have on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease asset and lease liability for most leases, including those classified as operating leases under existing U.S. GAAP. The ASU also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors.

Under ASU 2016-02, and all the related amendments, we will revise our leasing policies to require most of the leases, where we are the lessee, to be recognized on the balance sheet as a lease asset and lease liability whereas currently we do not recognize operating leases on our balance sheet. Further, we will separate leases from other contracts where we are either the lessor or lessee when the rights conveyed under the contract indicate there is a lease, where we may not be required to do so under existing policies. While we cannot calculate the impact ASU 2016-02 will have on Weatherford’s financial statements, we anticipate that Weatherford’s assets and liabilities will increase by a significant amount.

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

3. Revenues

Revenue Recognition

The majority of our revenue is derived from short term contracts. We account for revenue in accordance with Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. We recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 – New Accounting Pronouncements for further discussion of the adoption, including the impact on our 2018 Condensed Consolidated Financial Statements.

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate our product and service revenues from contracts with customers by major product line and geographic region for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	(Unaudited)
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Excluding Rental Revenues	Rental Revenues	Total Revenues
Product Lines:

Production	$286	$95	$381	$—	$381
Completions	157	136	293	1	294
Drilling and Evaluation	156	194	350	8	358
Well Construction	101	216	317	73	390
Total	$700	$641	$1,341	$82	$1,423

Three Months Ended March 31, 2018
(Dollars in millions)	(Unaudited)
Geographic Areas:

United States	$345
Latin America	226
Canada	129
Western Hemisphere	700

Middle East & North Africa	363
Europe/Sub-Sahara Africa/Russia	222
Asia	56
Eastern Hemisphere	641

Total Product and Service Revenue before Rental Revenues	1,341
Rental Revenues	82
Total Revenues	$1,423

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets, and customer advances and deposits (contract liabilities classified as deferred revenues) on the Condensed Consolidated Balance Sheets.

Receivables for products and services with customers, under Topic 606, are included in “Accounts Receivable, Net”, contract assets in “Other Current Assets” and contract liabilities in ”Other Current Liabilities” on our Condensed Consolidated Balance Sheets.

The following table provides information about receivables for product and services included in “Accounts Receivable, Net” at March 31, 2018 and January 1, 2018, respectively:

(Dollars in millions)	March 31, 2018	January 1, 2018
Receivables for Product and Services in Accounts Receivable, Net	$1,037	$1,081

Consideration under certain contracts such as turnkey or lump sum contracts may be classified as contract assets as the invoicing occurs once the performance obligations have been satisfied while the customer simultaneously receives and consumes the benefits provided. We also have receivables for work completed but not billed in which the rights to consideration are conditional and would be classified as contract assets. These are primarily related to service contracts and are not material to our Condensed Consolidated Financial Statements. We may also have contract liabilities, and defer revenues for certain product sales that are not distinct from their installation.

We did not recognize any revenues during the three months ended March 31, 2018 related to performance obligations satisfied prior to January 1, 2018.

Significant changes in the contract assets and liabilities balances during the period are as follows:

(Dollars in millions)	Contract Assets	Contract Liabilities
Balance, as of January 1, 2018	$10	$42
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	—	(20)
Increase due to cash received, excluding amount recognized as revenue during the period	—	25
Increase due to revenue recognized during the period but contingent on future performance	6	—
Transferred to receivables from contract assets recognized at the beginning of the period	(1)	—
Balance, as of March 31, 2018	$15	$47

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our major product lines: Production, Completions, Drilling and Evaluation and Well Construction.

Generally, our revenue is recognized for services over time as the services are rendered and we primarily utilize an output method such as time elapsed or footage drilled which coincides with how customers receive the benefit. Both contract drilling and pipeline service revenue is contractual by nature and generally governed by day-rate based contracts. Revenue is recognized on product sales at a point in time when control passes and is generally upon delivery but is dependent on the terms of the contract.

Our services and products are generally sold based upon purchase orders, contracts or call-out work orders that include fixed per unit prices or variable consideration but do not generally include right of return provisions or other significant post-delivery obligations. We generally bill our sales of services and products upon completion of the performance obligation. Product sales are billed and recognized when control passes to the customer. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications. Services are billed and recognized as revenue at the amount to which we have the right to invoice for services performed. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer. We defer revenue recognition on such payments when the products or services are delivered to the customer.

From time to time, we may enter into bill and hold arrangements. When we enter into these arrangements, we determine if the customer has obtained control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product is identified separately as belonging to the customer; (c) whether the product is ready for physical transfer to the customer; and (d) whether we are unable to utilize the product or direct it to another customer.

We account for individual products and services separately if they are distinct and the product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration, including any discounts, is allocated between separate products and services based on their standalone selling prices. The standalone selling prices are determined based on the prices at which we separately sell our products and services. For items not sold separately (e.g. term software licenses in our Production product line), we estimate standalone selling prices using the adjusted market assessment approach.

Up-front payments for preparation and mobilization of equipment and personnel in connection with new drilling contracts are deferred along with any related incremental costs incurred directly related to preparation and mobilization. The deferred revenue and costs are recognized over the contract term using the straight-line method. Costs of relocating equipment without contracts are expensed as incurred. Demobilization fees received are recognized over the contract period and may be constrained to the amount that it is probable a significant reversal in the fees will not occur. When determining if such variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue as well as the likelihood and magnitude of such a potential reversal.

The nature of our contracts gives rise to several types of variable consideration, including claims and lost-in-hole charges. Our claims are not significant and lost-in-hole charges are constrained variable consideration. We do not estimate revenue associated with these types of variable consideration.

We incur rebillable expenses including shipping and handling, third-party inspection and repairs, and customs costs and duties. We recognize the revenue associated with these rebillable expenses when reimbursed by customers as Product Revenues and all related costs as “Cost of Products” in the accompanying Condensed Consolidated Statements of Operations.

We provide certain assurance warranties on product sales which range from one to five years but do not offer extended warranties on any of our products or services. These assurance warranties are not separate performance obligations, thus no portion of the transaction price is allocated to our obligations under the assurance warranties.

In the following table, estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of March 31, 2018 relate to subsea services, an artificial lift contract, long-term early production facility construction contracts and rigs demobilization:

(Dollars in millions)	2018	2019	2020	2021	Thereafter	Total
Service revenue	$80	51	20	—	—	$151

All consideration from contracts with customers is included in the amounts presented above.

Practical Expedients

We generally expense sales commissions paid when incurred as a result of obtaining a contract because the amortization period would have been one year or less. These costs are recorded within “Selling, General and Administrative Attributable to Segments” on our Condensed Consolidated Statements of Operations.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

4.  Business Combinations and Divestitures

Acquisitions

On March 26, 2018, we acquired the remaining 50% equity interest in our Qatar joint venture that we previously accounted for as an equity method investment. The joint venture was established in 2008 to provide energy related services required for the drilling and completion of oil and gas wells at onshore and offshore locations within the State of Qatar. The total consideration to purchase the remaining equity interest was $87 million, comprised of cash consideration of $72 million, of which $48 million was paid in accordance with closing terms through the joint venture, an additional payment of $24 million that will be made 2 years from closing and estimated contingent consideration of $15 million payable related to services the Qatar entity will render under new contracts. As a result of this step acquisition transaction with a change in control, we remeasured our previously held equity investment to fair value, recognizing a $12 million gain. The Level 3 fair value of the acquisition was determined using an income approach. The unobservable inputs to the income approach included the Qatar entity’s estimated future cash flows and estimates of discount rates commensurate with the entity’s risks. Upon acquisition, we recognized intangible assets of $26 million, PP&E of $25 million, goodwill of $23 million, other current assets of $16 million, and other liabilities of $43 million as a result of the purchase accounting assessment. The Qatar entity is consolidated and its revenues and net income subsequent to acquisition during the quarter were immaterial.

Divestitures

In March 2018, we completed the sale of our continuous sucker rod service business in Canada for a total amount of $25 million in cash and recognized a gain of $2 million. The carrying amounts of the major classes of assets sold are PP&E of $14 million, allocated goodwill of $8 million and inventory of $1 million.

Held for Sale

During the fourth quarter of 2017, we committed to a plan to divest our land drilling rigs assets. As a result, we reclassified the carrying amounts of the assets we plan to divest as held for sale as of March 31, 2018 and December 31, 2017, which included $276 million of PP&E and other assets and $64 million of inventory. As of March 31, 2018, we also classified $29 million of other PP&E as held for sale, primarily real estate.

5. Restructuring and Transformation Charges

Due to the ongoing lower than anticipated levels of exploration and production spending, we continue to reduce our overall cost structure and workforce to better align with current activity levels. The ongoing cost reduction plans, which began in 2018 and are expected to continue through 2019 (the “Transformation Plan”), included a workforce reduction, organization restructure, facility consolidations and other cost reduction measures and efficiency initiatives across our geographic regions.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $25 million in the first quarter of 2018, which include termination (severance) charges of $11 million and other restructuring charges of $14 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

In connection with the 2016-17 Plan, we recognized restructuring charges of $75 million in the first quarter of 2017, which include termination (severance) charges of $34 million, other restructuring charges of $29 million and restructuring related asset charges of $12 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

The following tables present the components of restructuring charges by segment for the first quarter of 2018 and 2017.

	Three Months Ended March 31, 2018
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$4	$—	$4
Eastern Hemisphere	4	5	9
Corporate	3	9	12
Total	$11	$14	$25

	Three Months Ended March 31, 2017
			Total
(Dollars in millions)	Severance	Other	Severance and
2016-17 Plan	Charges	Charges	Other Charges
Western Hemisphere	$5	$18	$23
Eastern Hemisphere	7	19	26
Corporate	22	4	26
Total	$34	$41	$75

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to liabilities accrued as part of the 2016-17 and Prior Plans that will be paid pursuant to the respective arrangements and statutory requirements.

	At March 31, 2018
	Transformation Plan		2016-17 and Prior Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
Western Hemisphere	$—	$—	$2	$14	$16
Eastern Hemisphere	2	1	3	20	26
Corporate	2	6	10	—	18
Total	$4	$7	$15	$34	$60
The following table presents the restructuring liability activity for the first three months of 2018.

		Three Months Ended March 31, 2018
(Dollars in millions)	Accrued Balance at December 31, 2017	Charges	Cash Payments	Other	Accrued Balance at March 31, 2018
Transformation Plan
Severance liability	$—	$11	$(8)	$1	$4
Other restructuring liability	—	$14	$(6)	$(1)	$7

2016-17 and Prior Plans:
Severance liability	21	—	(7)	1	15
Other restructuring liability	40	—	(5)	(1)	34
Total severance and other restructuring liability	$61	$25	$(26)	$—	$60

6.  Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first three months of 2018, we sold accounts receivable of $96 million and recognized a loss of approximately $0.6 million on these sales. We received cash proceeds totaling $93 million. In the first three months of 2017, we sold approximately $38 million and recognized a loss of $0.2 million. Our factoring transactions in the first three months of 2018 and 2017 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

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

7.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	March 31, 2018	December 31, 2017
Raw materials, components and supplies	$158	$144
Work in process	53	47
Finished goods	1,014	1,043
	$1,225	$1,234

8.  Goodwill

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2018, were as follows:

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2017	$1,958	$769	$2,727
Acquisitions	—	23	23
Dispositions	(8)	—	(8)
Foreign currency translation adjustments	(21)	19	(2)
Balance at March 31, 2018	$1,929	$811	$2,740

9.  Short-Term Borrowings and Other Debt Obligations

(Dollars in millions)	March 31, 2018	December 31, 2017
Revolving Credit Agreement	$25	$—
Other Short-term Loans	4	11
Current Portion of Long-term Debt	124	137
Short-term Borrowings and Current Portion of Long-term Debt	$153	$148

Revolving Credit Agreement and Secured Term Loan Agreement

At March 31, 2018, we had total commitments under our revolving credit facility (the “Revolving Credit Agreement”) maturing in July of 2019 of $900 million and borrowings of $363 million under our secured term loan agreement (“the Term Loan Agreement and collectively with the Revolving Credit Agreement, the “Credit Agreements”) maturing in July of 2020. At March 31, 2018, we had $744 million available under the Credit Agreements and the following table summarizes our borrowing availability under these agreements:

(Dollars in millions)	March 31, 2018
Facilities	$1,263
Less uses of facilities:
Revolving Credit Agreement	25
Letters of Credit	131
Secured Term Loan Principal Borrowing	363
Borrowing Availability	$744

Loans under the Credit Agreements are subject to varying interest rates based on whether the loan is a Eurodollar or alternate base rate loan. We also incur a quarterly facility fee on the amount of the Revolving Credit Agreement. For the three months ended

March 31, 2018, the interest rate for the Revolving Credit Agreement was LIBOR plus a margin rate of 2.80%. For the three months ended March 31, 2018, the interest rate for the Term Loan Agreement was LIBOR plus a margin rate of 2.30%.

Our Credit Agreements contain customary events of default, including in the event of our failure to comply with our financial covenants. We must maintain a leverage ratio of no greater than 2.5 to 1, a leverage and letters of credit ratio of no greater than 3.5 to 1, and an asset coverage ratio of at least 4.0 to 1, in each case with the terms and definitions for the ratios as provided in the Credit Agreements. At March 31, 2018, we were in compliance with these financial covenants. For additional information on our credit agreement covenants, please see “Note 12 – Short-term Borrowings and Other Debt Obligations” to the Condensed Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Senior Notes and Tender Offers

In February 2018, we issued $600 million in aggregate principal amount of our 9.875% senior notes due 2025. We used part of the proceeds from our debt offering to repay in full our 6.00% senior notes due March 2018 and to fund a concurrent tender offer to purchase for cash any and all of our 9.625% senior notes due 2019. We settled the tender offer in cash for the amount of $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative loss of $34 million on these transactions in “Bond Tender and Call Premium” on the accompanying Condensed Consolidated Statements of Operations.

Other Borrowings and Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At March 31, 2018, we had $4 million in short-term borrowings under these arrangements. In addition, we had $356 million of letters of credit under various uncommitted facilities and $131 million of letters of credit under the Revolving Credit Agreement. At March 31, 2018, we have cash collateralized $89 million of our letters of credit, which is included “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets. We have $15 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at March 31, 2018.

10.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 11 – Derivative Instruments”, we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

Fair Value of Other Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and long-term debt. The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

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

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	March 31, 2018	December 31, 2017
Fair Value	$6,376	$7,060
Carrying Value	7,319	7,218

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

The warrant fair value is considered a Level 3 valuation and is estimated using a combination of the Black Scholes option valuation model and Monte-Carlo simulation. Inputs to these models include Weatherford’s share price and volatility and the risk free interest rate. The valuation also considers the probabilities of future share issuances and anticipated issuance discounts, which are considered Level 3 inputs. The fair value of the warrant was $24 million on March 31, 2018 and $70 million on December 31, 2017, generating an unrealized gain of $46 million and unrealized loss of $62 million for the first quarter of 2018 and 2017, respectively. The change in fair value of the warrant during the first quarter of 2018 was principally due to a decrease in Weatherford’s stock price. The warrant valuation would be negatively affected due to an increase in the likelihood of a future stock issuance.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the fixed-rate debt. The interest rate swap is recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt is also adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on the fixed-rate debt is amortized to interest expense over the remaining term of the debt. As of March 31, 2018, we did not have any fair value hedges designated.

As of March 31, 2018, we had net unamortized premiums on fixed-rate debt of nil associated with fair value hedge terminations. These premiums were being amortized over the remaining term of the originally hedged debt as a reduction in interest expense included in “Interest Expense, Net” on the accompanying Condensed Consolidated Statements of Operations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from “Accumulated Other Comprehensive Loss” to interest expense over the remaining term of the debt. As of March 31, 2018, we had net unamortized losses of $9 million associated with our cash flow hedge terminations. As of March 31, 2018, we did not have any cash flow hedges designated.

Foreign Currency and Warrant Derivative Instruments

At March 31, 2018 and December 31, 2017, we had outstanding foreign currency forward contracts with notional amounts aggregating to $734 million and $767 million, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded each period in “Other Income (Expense), Net” on the accompanying Condensed Consolidated Statements of Operations.

The total estimated fair values of our foreign currency forward contracts and warrant derivative were as follows:

(Dollars in millions)	March 31, 2018	December 31, 2017	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$3	$5	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(2)	(4)	Other Current Liabilities
Warrant on Weatherford Shares	(24)	(70)	Other Non-Current Liabilities

The amount of derivative instruments’ gain or (loss) on the Condensed Consolidated Statements of Operations is in the table below.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Classification
Foreign currency forward contracts	$1	$(7)	Other Income (Expense), Net
Warrant on Weatherford Shares	46	(62)	Warrant Fair Value Adjustment

12. Income Taxes

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items and pre-tax losses for which no benefit has been recognized) for the reporting period. Beginning in first quarter of 2017 and continuing for the three months period ended March 31, 2018, we have determined that since small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for the current quarter. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the first quarter of 2018, we had a tax expense of $32 million on a loss before income taxes of $210 million. Results for the first quarter of 2018 include losses with no significant tax benefit. The tax expense for the quarter also includes withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or “TCJA”). The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017 held in cash and illiquid assets (with the latter taxed at a lower rate), and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax). The SEC has issued guidance that allows for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts. In the fourth quarter of 2017, the Company did not have all the necessary information to analyze all effects of this tax reform, as a result we recorded a provisional amount which we believe represents a reasonable estimate of the accounting implications of this tax reform. In addition, the various impacts of the TCJA may materially differ from the estimated impacts recognized in the fourth quarter due to regulatory guidance that may be issued in the future, tax law technical corrections, refined computations, and possible changes in the Company’s interpretations, assumptions, and actions as a result of the tax legislation. No adjustment to the provisional amount was recorded in the first quarter of 2018. We will continue to evaluate tax reform, and adjust the provisional amounts as additional information is obtained. Any adjustment to these provisional amounts will be reported in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $19 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the first quarter of 2017, we had a tax expense of $33 million on a loss before income taxes of $410 million. Results for the first quarter of 2017 include losses with no significant tax benefit. The tax expense for the quarter also included withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

13.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the first three months of 2018 and 2017:

(Dollars in millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2016	$1	$6,571	$(2,950)	$(1,610)	$56	$2,068
Net Income (Loss)	—	—	(448)	—	5	(443)
Other Comprehensive Income	—	—	—	43	—	43
Dividends Paid to Noncontrolling Interests	—	—	—	—	(5)	(5)
Equity Awards Granted, Vested and Exercised	—	28	—	—	—	28
Balance at March 31, 2017	$1	$6,599	$(3,398)	$(1,567)	$56	$1,691

Balance at December 31, 2017	$1	$6,655	$(5,763)	$(1,519)	$55	$(571)
Net Income (Loss)	—	—	(245)	—	3	(242)
Other Comprehensive Income	—	—	—	5	—	5
Dividends Paid to Noncontrolling Interests	—	—	—	—	(4)	(4)
Equity Awards Granted, Vested and Exercised	—	17	—	—	—	17
Adoption of Intra-Entity Transfers of Assets Other Than Inventory and Revenue from Contracts with Customers	—	—	(97)	—	—	(97)
Other	—	4	—	—	(10)	(6)
Balance at March 31, 2018	$1	$6,676	$(6,105)	$(1,514)	$44	$(898)

The following table presents the changes in our accumulated other comprehensive loss by component for the first three months of 2018 and 2017:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2016	$(1,614)	$13	$(9)	$(1,610)

Other Comprehensive Income before Reclassifications	63	—	—	63
Reclassifications	—	(20)	—	(20)
Net activity	63	(20)	—	43

Balance at March 31, 2017	$(1,551)	$(7)	$(9)	$(1,567)

Balance at December 31, 2017	$(1,484)	$(26)	$(9)	$(1,519)

Other Comprehensive Income before Reclassifications	5	—	—	5
Reclassifications	—	—	—	—
Net activity	5	—	—	5

Balance at March 31, 2018	$(1,479)	$(26)	$(9)	$(1,514)

Defined benefit pension reclassifications relate to amortization of unrecognized net gains associated primarily with our supplemental executive retirement plan.

14.  Earnings per Share

Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities and potentially dilutive shares. The following table presents our basic and diluted weighted average shares outstanding for the first quarter of 2018 and 2017:

	Three Months Ended March 31,
(Shares in millions)	2018	2017
Basic and Diluted weighted average shares outstanding	994	988

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the first quarter of 2018 and 2017 exclude potential shares for stock options, restricted shares, performance units, exchangeable notes, warrant outstanding and the Employee Stock Purchase Plan as we have net losses for those periods and their inclusion would be anti-dilutive. The following table discloses the number of anti-dilutive shares excluded for the first quarter of 2018 and 2017:

	Three Months Ended March 31,
(Shares in millions)	2018	2017
Anti-dilutive potential shares due to net loss	250	250

15. Share-Based Compensation

We recognized the following employee share-based compensation expense during the first quarter of 2018 and 2017:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Share-based compensation	$13	$24
Related tax benefit	—	—

During the first quarter of 2018, we granted to certain employees 1.3 million performance share units that will vest with continued employment if the Company meets certain market-based goals. These performance share units have a weighted average grant date fair value of $5.41 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a weighted average risk-free rate of 2.28%, volatility of 63% and a zero dividend yield. We also granted 1.3 million performance shares that will vest with continued employment if the Company meets a certain performance goal. These performance share units have a weighted average grant date fair value of $3.94. As of March 31, 2018, there was $16 million of unrecognized compensation expense related to our performance share units. This cost is expected to be recognized over a weighted average period of 2 years.

During the first quarter of 2018, we also granted 2.9 million restricted share units at a weighted average grant date fair value of $3.89 per share. As of March 31, 2018, there was $55 million of unrecognized compensation expense related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of 2 years.

16. Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Form 10-K.

	Three Months Ended March 31, 2018
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$756	$24	$60
Eastern Hemisphere	667	16	86
	1,423	40	146
Corporate General and Administrative		(36)	1
Restructuring and Transformation Charges		(25)
Asset Write-Downs and Other (a)		(18)
Total	$1,423	$(39)	$147

(a)	Includes asset write-downs and inventory charges, partially offset by gain on purchase of the remaining interest in a joint venture.

	Three Months Ended March 31, 2017
(Dollars in millions)	Revenues	Loss from Operations	Depreciation and Amortization
Western Hemisphere	$733	$(30)	$91
Eastern Hemisphere	653	(59)	115
	1,386	(89)	206
Corporate General and Administrative		(33)	2
Restructuring Charges		(75)
Asset Write-Downs and Other (b)		(17)
Total	$1,386	$(214)	$208

(b)	Includes asset write-downs and inventory charges.

17. Disputes, Litigation and Contingencies

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the Foreign Corrupt Practices Act of 1977 and trade sanctions related to the U.S. government investigations disclosed in our SEC filings since 2007. Those shareholder derivative cases were filed in Harris County, Texas state court and consolidated under the caption Neff v. Brady, et al., No. 2010040764 (collectively referred to as the “Neff Case”). Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 201420933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss was granted May 15, 2015, and an appeal was filed on June 15, 2015. Following briefing and oral argument, on June 29, 2017, the Texas Court of Appeals denied in part and granted in part the shareholders’ appeal. The Court ruled that the shareholders lacked standing to bring claims that arose prior to the Company’s redomestication to Switzerland in 2009, and upheld the dismissal of those claims. The Court reversed as premature the trial court’s dismissal of claims arising after the redomestication and remanded to the trial court for further proceedings. On February 1, 2018, the individual defendants and nominal defendant Weatherford filed a motion for summary judgment on the remaining claims in the case. On February 13, 2018 the trial court dismissed with prejudice certain directors for lack of jurisdiction. The plaintiffs have appealed the jurisdictional ruling and the parties have jointly moved for a stay of the case during the pendency of the appeal. We cannot reliably predict the outcome of the remaining claims, including the amount of any possible loss.

U.S. Government and Other Investigations

The SEC and the U.S. Department of Justice investigated certain accounting issues associated with the material weakness in our internal control over financial reporting for income taxes that was disclosed in a notification of late filing on Form 12b-25 filed on March 1, 2011 and in current reports on Form 8-K filed on February 21, 2012 and on July 24, 2012 and the subsequent restatements of our historical financial statements. As disclosed in the Form 8-K filed on September 27, 2016, the Company settled with the SEC without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the anti-fraud provisions of the Securities Act of 1933 (as amended, the “Securities Act”), and the anti-fraud, reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), and the rules promulgated thereunder. As part of the terms of the SEC settlement, the Company agreed to pay in installments a total civil monetary penalty of $140 million, beginning in the fourth quarter of 2016 and concluding in September 2017. In addition, certain reports and certifications regarding our tax internal controls were to be delivered to the SEC during the two years following the settlement. We completed and delivered the third and final report in April of 2018.

Rapid Completions and Packers Plus Litigation

Several subsidiaries of the Company are defendants in a patent infringement lawsuit filed by Rapid Completions LLC (“RC”) in U.S. District Court for the Eastern District of Texas on July 31, 2015. RC claims that we and other defendants are liable for infringement of seven U.S. patents related to specific downhole completion equipment and the methods of using such equipment. These patents have been assigned to Packers Plus Energy Services, Inc., a Canadian corporation (“Packers Plus”), and purportedly exclusively licensed to RC. RC is seeking a permanent injunction against further alleged infringement, unspecified damages for infringement, supplemental and enhanced damages, and additional relief such as attorneys’ fees. The Company has filed a counterclaim against Packers Plus, seeking declarations of non-infringement, invalidity, and unenforceability of the four patents that remain asserted against the Company on the grounds of inequitable conduct. The Company is seeking attorneys’ fees and costs incurred in the lawsuit. The litigation was stayed, pending resolution of inter partes reviews (“IPR”) of each of the four patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”). On February 22, 2018, the PTAB issued IPR decisions finding that all of the claims of the ‘505, ‘634, and ‘774 patents that were challenged by the Company in the IPRs are invalid. There is one more pending IPR relating to the ‘501 patent. Given the similarities among the four patents, the Company believes it will obtain a favorable outcome in the remaining IPR. RC has appealed the PTAB’s decisions.

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

Other Disputes and Litigation

We are aware of various other disputes and potential claims and are a party in various litigation involving claims against us, some of which are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations.

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 were $47 million and $51 million, respectively.

Other Contingencies

We have minimum purchase commitments related to supply contracts and maintain a liability at March 31, 2018 of $47 million for expected penalties to be paid, of which $22 million is recorded in “Other Current Liabilities,” $25 million is recorded in “Other Non-Current Liabilities” on our Condensed Consolidated Balance Sheets.

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

The 6.80% senior notes due 2037 of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2018 and December 31, 2017. At March 31, 2018, Weatherford Bermuda also guaranteed the 9.875% senior notes due 2025.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2018 and December 31, 2017: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 9.625% senior notes due 2019, which were repaid in full through early redemption of the bond in April 2018 (4) 6.50% senior notes due 2036, (5) 7.00% senior notes due 2038, (6) 9.875% senior notes due 2039, (7) 5.125% senior notes due 2020, (8) 6.75% senior notes due 2040, (9) 4.50% senior notes due 2021, (10) 5.95% senior notes due 2042, (11) 5.875% exchangeable senior notes due 2021, (12) 7.75% senior notes due 2021, (13) 8.25% senior notes due 2023 and (14) 9.875% senior notes due 2024. At December 31, 2017, Weatherford Delaware also guaranteed the 6.00% senior notes due 2018, which were repaid in full in March 2018.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended March 31, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,423	$—	$1,423
Costs and Expenses	2	—	—	(1,464)	—	(1,462)
Operating Income (Loss)	2	—	—	(41)	—	(39)

Other Income (Expense):
Interest Expense, Net	—	(144)	(14)	4	5	(149)
Intercompany Charges, Net	(18)	(3)	11	(594)	604	—
Equity in Subsidiary Income (Loss)	(275)	(350)	(133)	—	758	—
Other, Net	46	90	122	(157)	(123)	(22)
Income (Loss) Before Income Taxes	(245)	(407)	(14)	(788)	1,244	(210)
(Provision) Benefit for Income Taxes	—	—	—	(32)	—	(32)
Net Income (Loss)	(245)	(407)	(14)	(820)	1,244	(242)
Noncontrolling Interests	—	—	—	3	—	3
Net Income (Loss) Attributable to Weatherford	$(245)	$(407)	$(14)	$(823)	$1,244	$(245)
Comprehensive Income (Loss) Attributable to Weatherford	$(240)	$(401)	$(2)	$(818)	$1,221	$(240)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended March 31, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,386	$—	$1,386
Costs and Expenses	(3)	20	—	(1,617)	—	(1,600)
Operating Income (Loss)	(3)	20	—	(231)	—	(214)

Other Income (Expense):
Interest Expense, Net	—	(139)	(21)	4	15	(141)
Intercompany Charges, Net	1	(8)	(2)	9	—	—
Equity in Subsidiary Income	(384)	172	219	—	(7)	—
Other, Net	(62)	(216)	(139)	223	139	(55)
Income (Loss) Before Income Taxes	(448)	(171)	57	5	147	(410)
(Provision) Benefit for Income Taxes	—	—	—	(33)	—	(33)
Net Income (Loss)	(448)	(171)	57	(28)	147	(443)
Noncontrolling Interests	—	—	—	5	—	5
Net Income (Loss) Attributable to Weatherford	$(448)	$(171)	$57	$(33)	$147	$(448)
Comprehensive Income (Loss) Attributable to Weatherford	$(405)	$(176)	$(26)	$10	$192	$(405)

Condensed Consolidating Balance Sheet
March 31, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$106	$—	$353	$—	$459
Other Current Assets	1	—	506	3,191	(542)	3,156
Total Current Assets	1	106	506	3,544	(542)	3,615

Equity Investments in Affiliates	(810)	7,647	7,718	794	(15,349)	—
Intercompany Receivables, Net	—	—	—	3,139	(3,139)	—
Other Assets	—	7	5	5,707	—	5,719
Total Assets	$(809)	$7,760	$8,229	$13,184	$(19,030)	$9,334

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$137	$—	$16	$—	$153
Accounts Payable and Other Current Liabilities	7	142	—	2,332	(542)	1,939
Total Current Liabilities	7	279	—	2,348	(542)	2,092

Long-term Debt	—	6,643	758	154	84	7,639
Intercompany Payables, Net	102	258	2,779	—	(3,139)	—
Other Long-term Liabilities	24	23	14	454	(14)	501
Total Liabilities	133	7,203	3,551	2,956	(3,611)	10,232

Weatherford Shareholders’ Equity	(942)	557	4,678	10,184	(15,419)	(942)
Noncontrolling Interests	—	—	—	44	—	44
Total Liabilities and Shareholders’ Equity	$(809)	$7,760	$8,229	$13,184	$(19,030)	$9,334

Condensed Consolidating Balance Sheet
December 31, 2017

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$195	$—	$418	$—	$613
Other Current Assets	1	—	516	3,298	(550)	3,265
Total Current Assets	1	195	516	3,716	(550)	3,878

Equity Investments in Affiliates	(460)	7,998	8,009	530	(16,077)	—
Intercompany Receivables, Net	—	—	—	4,213	(4,213)	—
Other Assets	—	8	4	5,857	—	5,869
Total Assets	$(459)	$8,201	$8,529	$14,316	$(20,840)	$9,747

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$128	$—	$20	$—	$148
Accounts Payable and Other Current Liabilities	10	183	—	2,439	(550)	2,082
Total Current Liabilities	10	311	—	2,459	(550)	2,230

Long-term Debt	—	7,127	166	159	89	7,541
Intercompany Payables, Net	87	242	3,884	—	(4,213)	—
Other Long-term Liabilities	70	146	136	332	(137)	547
Total Liabilities	167	7,826	4,186	2,950	(4,811)	10,318

Weatherford Shareholders’ Equity	(626)	375	4,343	11,311	(16,029)	(626)
Noncontrolling Interests	—	—	—	55	—	55
Total Liabilities and Shareholders’ Equity	$(459)	$8,201	$8,529	$14,316	$(20,840)	$9,747

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(245)	$(407)	$(14)	$(820)	$1,244	$(242)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	18	3	(11)	594	(604)	—
Equity in (Earnings) Loss of Affiliates	275	350	133	—	(758)	—
Deferred Income Tax Provision (Benefit)	—	—	—	13		13
Other Adjustments	(10)	467	(872)	341	118	44
Net Cash Provided (Used) by Operating Activities	38	413	(764)	128	—	(185)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(29)	—	(29)
Capital Expenditures for Assets Held for Sale	—	—	—	(9)	—	(9)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	4	—	4
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets	—	—	—	12	—	12
Payment Related to Sale of Businesses, Net	—	—	—	25	—	25
Net Cash Provided (Used) by Investing Activities	—	—	—	—	—	—
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(47)	—	(7)	—	(54)
Borrowings (Repayments) Long-term Debt, Net	—	(438)	588	(2)	—	148
Borrowings (Repayments) Between Subsidiaries, Net	(38)	(17)	176	(121)	—	—
Other, Net	—	—	—	(40)	—	(40)
Net Cash Provided (Used) by Financing Activities	(38)	(502)	764	(170)	—	54
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(23)	—	(23)
Net Increase (Decrease) in Cash and Cash Equivalents	—	(89)	—	(65)	—	(154)
Cash and Cash Equivalents at Beginning of Period	—	195	—	418	—	613
Cash and Cash Equivalents at End of Period	$—	$106	$—	$353	$—	$459

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(448)	$(171)	$57	$(28)	$147	$(443)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(1)	8	2	(9)	—	—
Equity in (Earnings) Loss of Affiliates	384	(172)	(219)	—	7	—
Deferred Income Tax Provision (Benefit)	—	—	—	18	—	18
Other Adjustments	24	220	186	(30)	(154)	246
Net Cash Provided (Used) by Operating Activities	(41)	(115)	26	(49)	—	(179)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(40)	—	(40)
Acquisition of Assets Held for Sale	—	—	—	(240)	—	(240)
Acquisition of Intellectual Property	—	—	—	(2)	—	(2)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	4	—	4
Proceeds (Payments) from Sale of Businesses, Net	—	—	—	(1)	—	(1)
Net Cash Provided (Used) by Investing Activities	—	—	—	(279)	—	(279)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	—	—	(7)	—	(7)
Borrowings (Repayments) Long-term Debt, Net	—	(13)	(1)	(4)	—	(18)
Borrowings (Repayments) Between Subsidiaries, Net	42	(381)	(28)	367	—	—
Other, Net	—	—	—	(11)	—	(11)
Net Cash Provided (Used) by Financing Activities	42	(394)	(29)	345	—	(36)
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	3	—	3
Net Increase (Decrease) in Cash and Cash Equivalents	1	(509)	(3)	20	—	(491)
Cash and Cash Equivalents at Beginning of Period	—	586	4	447	—	1,037
Cash and Cash Equivalents at End of Period	$1	$77	$1	$467	$—	$546

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

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both onshore and offshore. Our products and services include: (1) Production, (2) Completions, (3) Drilling and Evaluation and (4) Well Construction.

•
Production offers production optimization services and a complete production ecosystem to boost productivity and profitability featuring our artificial-lift portfolio, testing and flow-measurement solutions and optimization software.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
March 31, 2018	$64.94	$2.73	1,235	970
December 31, 2017	60.42	2.95	1,127	949
March 31, 2017	50.60	3.19	1,038	939

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Quarterly average rig count – Source: Baker Hughes Rig Count

During the first three months of 2018 oil prices ranged from a high of $66.14 per barrel in late January to a low of $59.19 per barrel in mid-February on the New York Mercantile Exchange. Natural gas ranged from a high of $3.63 MM/BTU in late January to a low of $2.55 MM/BTU in mid-February. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Outlook

For 2018, we expect growth in the Western Hemisphere to be driven by completion systems, artificial lift, and drilling services as rig count increases, pricing power improves and supplies tighten. North America growth is expected to be led by the Permian Basin, and we believe that apart from increasing activity in Argentina, South America and Mexico will remain relatively subdued. In the Eastern Hemisphere, we continue to anticipate growth in the North Sea and in the Gulf Cooperation Council countries as a result of market share gains and activity levels in Russia are also expected to increase while Africa, Asia and Europe are expected to remain stable. We believe certain deepwater markets in the Eastern Hemisphere have likely reached their bottom with no expected improvements in the near term.

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

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. In the first quarter of 2018 we acquired the remaining interest in a Qatar joint venture that we now consolidate. We evaluate our disposition candidates based on the strategic fit within our business and/or our short and long-term objectives. It is also our intention to divest our remaining land drilling rigs business. Upon completion, the cash proceeds from any divestitures are expected to be used to for working capital or repay or repurchase debt. Any such debt reduction may include the repurchase of our outstanding senior notes prior to their maturity in the open market or through a privately negotiated transaction or otherwise.

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

Opportunities and Challenges

Our industry offers many opportunities and challenges. The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well construction and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on the number wells and the type of production systems used. We have created a long-term strategy aimed at growing our businesses, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, including the ongoing and prolonged industry downturn and our ability to respond to industry demands and periods of over-supply or low oil prices, successfully maximize the benefits from our acquisitions and complete the disposition of our non-core assets, including our land drilling rigs business.

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the first quarter of 2018 and 2017:

	Three Months Ended
	March 31,
(Dollars and shares in millions, except per share data)	2018	2017	Favorable (Unfavorable)	Percentage Change
Revenues:
Western Hemisphere	$756	$733	$23	3%
Eastern Hemisphere	667	653	14	2%
Total Revenues	1,423	1,386	37	3%

Operating Income (Loss):
Western Hemisphere	24	(30)	54	180%
Eastern Hemisphere	16	(59)	75	127%
Total Segment Operating Income (Loss)	40	(89)	129	145%
Corporate General and Administrative	(36)	(33)	(3)	(9)%
Restructuring and Transformation Charges	(25)	(75)	50	67%
Asset Write-Downs and Other	(18)	(17)	(1)	(6)%
Total Operating Loss	(39)	(214)	175	82%

Interest Expense, Net	(149)	(141)	(8)	(6)%
Bond Tender and Call Premium	(34)	—	(34)	—%
Warrant Fair Value Adjustment	46	(62)	108	174%
Currency Devaluation Charges	(26)	—	(26)	—%
Other Income (Expense), Net	(8)	7	(15)	(214)%
Income Tax Provision	(32)	(33)	1	3%
Net Loss per Diluted Share	$(0.25)	$(0.45)	$0.20	44%
Weighted Average Diluted Shares Outstanding	994	988	(6)	(1)%
Depreciation and Amortization	$147	$208	$61	29%

Revenues Percentage by Business Group

The following chart contains the consolidated revenues of our business groups for the first quarter of 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Production	27%	25%
Completions	21	22
Drilling and Evaluation	25	26
Well Construction	27	27
Total	100%	100%

Consolidated and Segment Revenues

Consolidated revenues increased $37 million, or 3%, in the first quarter of 2018 compared to the first quarter of 2017, across all our segments as follows:

•
Western Hemisphere revenues increased $23 million, or 3%, due to higher adoption of Managed Pressure Drilling and improved utilization of Drilling Tools in the U.S., growing demand for Pressure Pumping services in Argentina and Integrated Services and Projects in Mexico, partially offset by lower revenues in Venezuela after the change in accounting for revenue to cash basis in the fourth quarter of 2017.

•
Eastern Hemisphere revenues increased $14 million, or 2%, primarily due to increases across the Middle East and Russia due to contract gains and increased rig activity. These gains were partially offset by lower activity levels in the North Sea, West Africa and Asia as offshore markets remain subdued.

Consolidated and Segment Operating Results

Consolidated operating results improved $175 million, or 82%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the following:

•
Western Hemisphere segment operating loss improved $54 million, or 180% to operating income of $24 million, in the first quarter of 2018 compared to the first quarter of 2017. This improvement in operating income is due to increases primarily in the U.S. as result of revenue growth in Production and Well Construction, a decline in operating costs and lower depreciation, partially offset by lower revenues in Venezuela after our fourth quarter 2017 change in accounting for revenue to cash basis.

•
Eastern Hemisphere segment operating loss improved $75 million, or 127% to operating income of $16 million, in the first quarter of 2018 compared to the first quarter of 2017. This improvement in operating income is due to income increased in all product lines primarily in the Middle East and Russia due to higher activity levels, a reduced cost structure and improved service quality resulting in greater revenue efficiency.

•	Restructuring and transformation charges decreased $50 million, or 67%, due to lower severance charges, facility exit costs and asset write-downs.

Interest Expense, Net

Net interest expense was $149 million for the first quarter of 2018 compared to $141 million for the first quarter of 2017. The increase in interest expense for the first quarter of 2018 is primarily from higher average borrowings and interest rates in 2018 compared to 2017.

Warrant Fair Value Adjustment

We had a warrant fair value gain of $46 million and loss of $62 million for the first quarter of 2018 and 2017, respectively, related to the fair value adjustment to our warrant liability. The change in fair value of the warrant during 2018 and 2017 was principally due to a decrease and increase, respectively, in Weatherford’s stock price. The warrant valuation would be negatively affected due to an increase in the likelihood of a future stock issuance.

Currency Devaluation Charges

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. In the first quarter of 2018, currency devaluation charges of $26 million reflected the impact of the devaluation of the Angolan kwanza of $24 million and the Venezuelan bolivar of $2 million. In the first quarter of 2017, we had no currency devaluation charges. The devaluation of the Angolan kwanza was due to a change in central bank policy in January 2018. For additional information see Cash Requirements of the Liquidity and Capital Resources section in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Included in “Other Income (Expense), Net” on the accompanying Condensed Consolidated Statements of Operations are other net foreign currency losses of $3 million in the first quarter of 2018, compared to losses of $6 million in the first quarter of 2017. Net foreign currency gains and losses are primarily due to either the strengthening or weakening U.S. dollar compared to our foreign denominated operations and the changes in fair value of our foreign currency forward contracts and cross-currency swap contracts.

Income Taxes

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items and pre-tax losses for which no benefit has been recognized) for the reporting period. Beginning in first quarter of 2017 and continuing for the three months period ended March 31, 2018, we have determined that since small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for the current quarter. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the first quarter of 2018, we had a tax expense of $32 million on a loss before income taxes of $210 million. Results for the first quarter of 2018 include losses with no significant tax benefit. The tax expense for the quarter also includes withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or “TCJA”). The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017 held in cash and illiquid assets (with the latter taxed at a lower rate), and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax). The SEC has issued guidance that allows for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts. In the fourth quarter of 2017, the Company did not have all the necessary information to analyze all effects of this tax reform, as a result we recorded a provisional amount which we believe represents a reasonable estimate of the accounting implications of this tax reform. In addition, the various impacts of the TCJA may materially differ from the estimated impacts recognized in the fourth quarter due to regulatory guidance that may be issued in the future, tax law technical corrections, refined computations, and possible changes in the Company’s interpretations, assumptions, and actions as a result of the tax legislation. No adjustment to the provisional amount was recorded in the first quarter of 2018. We will continue to evaluate tax reform, and adjust the provisional amounts as additional information is obtained. Any adjustment to these provisional amounts will be reported in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $19 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the first quarter of 2017, we had a tax expense of $33 million on a loss before income taxes of $410 million. Results for the first quarter of 2017 include losses with no significant tax benefit. The tax expense for the quarter also included withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

Restructuring and Transformation Charges

Due to the ongoing lower than anticipated levels of exploration and production spending, we continue to reduce our overall cost structure and workforce to better align with current activity levels. The ongoing cost reduction plans, which began in 2018 and are expected to continue through 2019 (the “Transformation Plan”), included a workforce reduction, organizational restructure, facility consolidations and other cost reduction measures and efficiency initiatives across our geographic regions.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $25 million in the first quarter of 2018, which include termination (severance) charges of $11 million and other restructuring charges of $14 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

In connection with the 2016-17 Plan, we recognized restructuring charges of $75 million in the first quarter of 2017, which include termination (severance) charges of $34 million, other restructuring charges of $29 million and restructuring related asset charges of $12 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

Please see “Note 5 – Restructuring Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents of $459 million compared to $613 million at December 31, 2017. The following table summarizes cash flows provided by (used in) each type of activity for the three months of 2018 and 2017:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Net Cash Used in Operating Activities	$(185)	$(179)
Net Cash Used in Investing Activities	—	(279)
Net Cash Provided by (Used in) Financing Activities	54	(36)

Operating Activities

In the first quarter of 2018, cash used in operating activities was $185 million compared to cash used of $179 million in the first quarter of 2017. Cash used in operating activities in 2018 was driven by cash payments for debt interest and cash severance and restructuring costs, partially offset by improved collections of accounts receivables.

Investing Activities

Our net investing activities was nil during the first quarter of 2018 compared to cash used of $279 million in the first quarter 2017. In the first quarter of 2018, the primary drivers of investing activities were capital expenditures of $38 million for property, plant and equipment and assets held for sale, which was offset by net proceeds from dispositions of $37 million.

Capital expenditures for property, plant and equipment were $29 million and $40 million for the first quarter of 2018 and 2017, respectively. The amount we spend for capital expenditures varies each year and is based on the types of contracts into which we enter, our asset availability and our expectations with respect to industry activity levels in the following year. In addition, in the first quarter of 2018 we purchased assets held for sale of $9 million related to our land drilling rigs business, which were impaired in the same period. In the first quarter of 2017 we purchased assets held for sale of $240 million related to previously leased pressure pumping equipment.

Financing Activities

In February 2018, we issued $600 million in aggregate principal amount of our 9.875% senior notes due 2025 for net proceeds of $588 million. We used part of the proceeds from our debt offering to repay in full our 6.00% senior notes due March 2018 and to fund a concurrent tender offer to purchase for cash any and all of our 9.625% senior notes due 2019.

Net long- and short-term debt repayments, including the tender offer, in the first quarter of 2018 totaled $524 million. We settled the tender offer in cash for the amount of $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative loss of $34 million on these transactions in “Bond Tender and Call Premium” on the accompanying Consolidated Statements of Operations, of which $30 million was a cash payment in the first three months of 2018.

Our financing activities in the first quarter of 2017 primarily consisted long- and short-term debt repayments of $25 million.

Other financing activities in the first quarter of 2018 and 2017 related primarily to non-controlling interest dividends paid.

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

Revolving Credit Facility and Secured Term Loan Agreement

We have a revolving credit facility (the “Revolving Credit Agreement”) maturing in July of 2019 and a secured term loan agreement maturing in July of 2020 (the “Term Loan Agreement” and collectively with the Revolving Credit Agreement, the “Credit Agreements”). Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants. As of March 31, 2018, we were in compliance with our financial covenants as defined in the Credit Agreements as well as under our indentures. Based on our current financial projections, we believe we will continue to remain in compliance with our covenants.

At March 31, 2018, we had total commitments under the Revolving Credit Agreement of $900 million and borrowings of $363 million under the Term Loan Agreement. At March 31, 2018, we had $744 million available under the Credit Agreements and the following table summarizes our borrowing availability under these agreements:

(Dollars in millions)	March 31, 2018
Facilities	$1,263
Less uses of facilities:
Revolving Credit Agreement	25
Letters of Credit	131
Secured Term Loan Principal Borrowing	363
Borrowing Availability	$744

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At March 31, 2018, we had $4 million in short-term borrowings under these arrangements.

Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first three months of 2018, we sold accounts receivable of $96 million and recognized a loss of approximately $0.6 million on these sales. We received cash proceeds totaling $93 million. In the first three months of 2017, we sold approximately $38 million and recognized a loss of $0.2 million. Our factoring transactions in the first three months of 2018 and 2017 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

In the first quarter of 2017, Weatherford converted trade receivables of $65 million into a note from a customer with a face value of $65 million. The note had a three year term at a 4.625% stated interest rate. We reported the note as a trading security within “Other Current Assets” at fair value on the Condensed Consolidated Balance Sheets at its fair value of $58 million on March 31, 2017. The note fair value was considered a Level 2 valuation and was estimated using secondary market data for similar bonds. During the second quarter of 2017, we sold the note for $59 million.

Ratings Services’ Credit Ratings

On October 24, 2017, Standard & Poor’s Global Ratings downgraded our senior unsecured notes to B- from B, with a negative outlook. Our Moody’s Investors Services credit rating on our senior unsecured notes is currently Caa1 and our short-term rating is SGL-3, both with a negative outlook. We continue to have access and expect we will continue to have access to most credit markets.

Cash Requirements

We anticipate our remaining 2018 cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, transformation costs including severance payments and payments for short-term working capital needs. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, cash generated by our operations, availability under our credit facilities, accounts receivable factoring, proceeds from disposals of businesses or capital assets. We anticipate that cash generated from operations will be augmented by working capital improvements, increased activity and improved margins. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. From time to time we may and have entered into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Capital expenditures for 2018 are projected to range between $200 million to $250 million, excluding expenditures for our land drilling rigs business compared to capital expenditures of $225 million in 2017 (excluding the purchase of certain leased equipment utilized in our North America pressure pumping operations for a total amount of $244 million in 2017). These projections are due to anticipated activity in the oil and gas business related to stabilizing active rig counts. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2018. Expenditures are expected to be used primarily to supporting ongoing activities of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs.

Cash and cash equivalents of $459 million at March 31, 2018, are held by subsidiaries outside of Switzerland, the Company’s taxing jurisdiction. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax.

As of March 31, 2018, $72 million of our cash and cash equivalents balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. Dollar conversions. In January 2018, the Angolan National Bank announced a new currency exchange policy and the Angolan kwanza subsequently devalued approximately 19%. As a result, we recognized currency devaluation charges of $24 million reflecting the devaluation of the Angolan kwanza.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The 6.80% senior notes due 2037 of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2018 and December 31, 2017. At March 31, 2018, Weatherford Bermuda also guaranteed the 9.875% senior notes due 2025.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2018 and December 31, 2017: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 9.625% senior notes due 2019, which were repaid in full through early redemption of the bond in April 2018 (4) 6.50% senior notes due 2036, (5) 7.00% senior notes due 2038, (6) 9.875% senior notes due 2039, (7) 5.125% senior notes due 2020, (8) 6.75% senior notes due 2040, (9) 4.50% senior notes due 2021, (10) 5.95% senior notes due 2042, (11) 5.875% exchangeable senior notes due 2021, (12) 7.75% senior notes due 2021, (13) 8.25% senior notes due 2023 and (14) 9.875% senior notes due 2024. At December 31, 2017, Weatherford Delaware also guaranteed the 6.00% senior notes due 2018, which were repaid in full in March 2018.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See “Note 18 – Condensed Consolidating Financial Statements” to our Condensed Consolidated Financial Statements for our guarantor financial information.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of March 31, 2018, we had $487 million of letters of credit and performance and bid bonds outstanding, consisting of $356 million outstanding under various uncommitted credit facilities (of which $89 million has been cash collateralized and included in “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets) and $131 million of letters of credit outstanding under our Revolving Credit Agreement. We also have $15 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

See “Note 11 – Derivative Instruments” to our Condensed Consolidated Financial Statements for details regarding our use of interest rate swaps and derivative contracts we enter to hedge our exposure to currency fluctuations in various foreign currencies and other derivative activities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Condensed Consolidated Financial Statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements

See “Note 2 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements.

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

•
our ability to manage our workforce, supply chain and business processes, information technology systems and technological innovation and commercialization, including the impact of our organization restructure, business enhancements, transformation efforts and the cost and support reduction plans;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Other Information – Item 7A. – Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our exposure to market risk has not changed materially since December 31, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting. Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers (Topic 606). Although the impact of the adoption of the new guidance is immaterial to our consolidated net loss, we did implement changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Our management identified no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 17 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. As of March 31, 2018, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

All exhibits are incorporated herein by reference to a prior filing as indicated, unless otherwise designated with an dagger (†), which are filed herewith, or double dagger (††) which are furnished herewith.

Exhibit Number	Description
3.1	Memorandum and Articles of Association of Weatherford International public limited company (incorporated by reference as Exhibit 2.1 of the Company’s Form 8-K filed April 2, 2014, File No. 1-36504).
4.1
Sixth Supplemental Indenture, dated February 28, 2018, among Weatherford International, LLC, as issuer, Weatherford International plc, as guarantor, Weatherford International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference as Exhibit 4.1 of the Company’s Form 8-K filed March 5, 2018, File No. 1-36504).

4.2
Registration Rights Agreement dated February 28, 2018 among Weatherford International plc, Weatherford International Ltd, Weatherford International, LLC and Deutsche Bank Securities Inc., as representative of the several initial purchasers (incorporated by reference as Exhibit 4.2 of the Company’s Form 8-K filed March 5, 2018, File No. 1-36504).

10.1
Form of Deed of Indemnity of Weatherford International plc entered into by Angela Minas on March 12, 2018 (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K12B filed June 17, 2014).

10.2
Form of Deed of Indemnity of Weatherford International Ltd. entered into by Angela Minas on March 12, 2018 (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K12B filed June 17, 2014).

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
**101
The following materials from the Company's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):
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

Weatherford International plc

Date: May 2, 2018	By:	/s/ Christoph Bausch
Christoph Bausch
Executive Vice President and
Chief Financial Officer

Date: May 2, 2018	By:	/s/ Stuart Fraser
Stuart Fraser
Vice President and
Chief Accounting Officer