Form 10-Q
period 2018-06-30
Weatherford International plc
filed 2018-08-09
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of August 3, 2018, there were 997,083,591 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Second Quarter and Six Months Ended June 30, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2018	2017	2018	2017
Revenues:
Products	$462	$488	$963	$999
Services	986	875	1,908	1,750
Total Revenues	1,448	1,363	2,871	2,749

Costs and Expenses:
Cost of Products	414	473	879	959
Cost of Services	729	716	1,409	1,436
Research and Development	37	36	75	75
Selling, General and Administrative Attributable to Segments	199	211	399	441
Corporate General and Administrative	34	33	70	66
Long-Lived Asset Impairments, Asset Write-Downs and Other	70	8	88	25
Restructuring and Transformation Charges	38	31	63	106
Total Costs and Expenses	1,521	1,508	2,983	3,108

Operating Loss	(73)	(145)	(112)	(359)

Other Income (Expense):
Interest Expense, Net	(152)	(138)	(301)	(279)
Warrant Fair Value Adjustment	10	127	56	65
Bond Tender and Call Premium	—	—	(34)	—
Currency Devaluation Charges	(11)	—	(37)	—
Other Income (Expense), Net	(7)	8	(15)	15

Loss Before Income Taxes	(233)	(148)	(443)	(558)
Income Tax Provision	(26)	(17)	(58)	(50)
Net Loss	(259)	(165)	(501)	(608)
Net Income Attributable to Noncontrolling Interests	5	6	8	11
Net Loss Attributable to Weatherford	$(264)	$(171)	$(509)	$(619)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(0.26)	$(0.17)	$(0.51)	$(0.63)

Weighted Average Shares Outstanding:
Basic & Diluted	997	990	995	989

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Net Loss	$(259)	$(165)	$(501)	$(608)

Currency Translation Adjustments	(166)	11	(161)	74
Defined Benefit Pension Activity	1	(21)	1	(41)
Other Comprehensive Income (Loss)	(165)	(10)	(160)	33
Comprehensive Loss	(424)	(175)	(661)	(575)
Comprehensive Income Attributable to Noncontrolling Interests	5	6	8	11
Comprehensive Loss Attributable to Weatherford	$(429)	$(181)	$(669)	$(586)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and shares in millions, except par value)	2018	2017
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$415	$613
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $141 in 2018 and $156 in 2017	1,167	1,103
Inventories, Net	1,143	1,234
Prepaid Expenses	137	237
Other Current Assets	342	332
Assets Held for Sale	489	359
Total Current Assets	3,693	3,878

Property, Plant and Equipment, Net of Accumulated Depreciation of $6,965 in 2018 and $7,462 in 2017	2,273	2,708
Goodwill	2,621	2,727
Other Intangible Assets, Net of Accumulated Amortization of $887 in 2018 and $870 in 2017	216	213
Other Non-Current Assets	176	221
Total Assets	$8,979	$9,747

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$295	$148
Accounts Payable	754	856
Accrued Salaries and Benefits	272	308
Income Taxes Payable	211	228
Other Current Liabilities	668	690
Total Current Liabilities	2,200	2,230

Long-term Debt	7,634	7,541
Other Non-Current Liabilities	457	547
Total Liabilities	10,291	10,318

Shareholders’ (Deficiency) Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 997 shares at June 30, 2018 and 993 shares at December 31, 2017	$1	$1
Capital in Excess of Par Value	6,688	6,655
Retained Deficit	(6,369)	(5,763)
Accumulated Other Comprehensive Loss	(1,679)	(1,519)
Weatherford Shareholders’ Deficiency	(1,359)	(626)
Noncontrolling Interests	47	55
Total Shareholders’ Deficiency	(1,312)	(571)
Total Liabilities and Shareholders’ Deficiency	$8,979	$9,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(501)	$(608)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	291	412
Employee Share-Based Compensation Expense	27	41
Long-Lived Asset Impairments	92	—
Inventory Write-off and Other Related Charges	64	35
Asset Write-Downs and Other Charges	17	34
Bad Debt (Recovery) Expense	(14)	—
Defined Benefit Pension Plan Gains	—	(41)
Bond Tender and Call Premium	34	—
Deferred Income Tax Provision (Benefit)	(5)	4
Currency Devaluation Charges	37	—
Warrant Fair Value Adjustment	(56)	(65)
Other, Net	(26)	72
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(78)	(12)
Inventories	(7)	(47)
Other Current Assets	(35)	69
Accounts Payable	(81)	(16)
Accrued Litigation and Settlements	(23)	(62)
Other Current Liabilities	(28)	(16)
Other, Net	(23)	(41)
Net Cash Used in Operating Activities	(315)	(241)

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(68)	(82)
Capital Expenditures for and Acquisition of Assets Held for Sale	(18)	(243)
Acquisitions of Businesses, Net of Cash Acquired	4	—
Acquisition of Intellectual Property	(7)	(9)
Proceeds from Sale of Assets	50	25
Proceeds (Payments) from Sale of Businesses and Equity Investment, Net	25	(1)
Other Investing Activities	—	(5)
Net Cash Used in Investing Activities	(14)	(315)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	588	251
Repayments of Long-term Debt	(455)	(36)
Borrowings (Repayments) of Short-term Debt, Net	87	(96)
Bond Tender Premium	(34)	—
Other Financing Activities	(14)	(20)
Net Cash Provided by Financing Activities	172	99
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(41)	4

Net Decrease in Cash and Cash Equivalents	(198)	(453)
Cash and Cash Equivalents at Beginning of Period	613	1,037
Cash and Cash Equivalents at End of Period	$415	$584

Supplemental Cash Flow Information:
Interest Paid	$273	$251
Income Taxes Paid, Net of Refunds	$66	$47

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” “Weatherford” or “Weatherford Ireland”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments (consisting of normal recurring adjustments) which, in our opinion, are considered necessary to present fairly our Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017. When using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including those related to uncollectible accounts receivable, lower of cost or net realizable value of inventories, assets held for sale, derivative financial instruments, intangible assets and goodwill, property, plant and equipment (“PP&E”), income taxes, accounting for long-term contracts, self-insurance, foreign currency exchange rates, pension and post-retirement benefit plans, disputes, litigation, contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Reclassifications

Certain reclassifications of the financial statements and accompanying footnotes for the three and six months ended June 30, 2017 have been made to conform to the presentation for the three and six months ended June 30, 2018. See “Note 2 – New Accounting Pronouncements” for additional details regarding accounting changes impacting the Condensed Consolidated Financial Statements.

Currency Devaluation Charges

For the second quarter and the first six months ended June 30, 2018, we recognized currency devaluation charges of $11 million and $37 million respectively. Devaluation of the Angolan kwanza totaling $11 million and $35 million in the second quarter and the first six months ended June 30, 2018, respectively, were substantially all of the charges recorded. The devaluation of the Angolan kwanza was due to a change in Angolan central bank policy in January 2018. For the six months ended June 30, 2017, we had no currency devaluation charges. Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations.

2. New Accounting Pronouncements

Accounting Changes

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced most existing revenue recognition guidance in U.S. GAAP. We adopted the new guidance and all of the related amendments, collectively Topic 606, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Net income for 2017 and shareholders’ equity as of December 31, 2017 were not affected by the adoption of the new guidance. The impact of the adoption of the new guidance is immaterial to our consolidated net loss.

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

The impact of adopting Topic 606 on the Company’s Condensed Consolidated Financial Statements for the first six months ended June 30, 2018 was less than $2 million.

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the presentation of net periodic pension and postretirement benefit costs (“net benefit cost”). The service cost component of net benefit cost will be bifurcated and presented with other employee compensation costs, while other components of net benefit costs are presented separately outside of income from operations. We adopted ASU 2017-07 in the first quarter of 2018 on a retrospective basis which resulted in the reclassification $18 million and $36 million of income from “Total Costs and Expenses” primarily under the caption of “Long-Lived Asset Impairments, Asset Write-Downs and Other” to “Other Income (Expense), net” on our Condensed Consolidated Statements of Operations for the second quarter and the first six months of 2017, respectively.

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

Under ASU 2016-02, and all the related amendments, we will revise our leasing policies to require most of the leases, where we are the lessee, to be recognized on the balance sheet as a lease asset and lease liability whereas currently we do not recognize operating leases on our balance sheet. Further, we will separate leases from other contracts where we are either the lessor or lessee when the rights conveyed under the contract indicate there is a lease, where we may not be required to do so under existing policies. While we cannot calculate the impact ASU 2016-02 will have on Weatherford’s financial statements, we anticipate that Weatherford’s assets and liabilities will increase by a significant amount. However, the ultimate impact of the standard will depend on the Company’s lease portfolio as of the date of adoption.

We are currently in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, we are in the process of implementing a lease management system to assist in the accounting for leases and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements.

This standard will be effective for us beginning in the first quarter of 2019. We do not anticipate adopting ASU 2016-02 early, which is permitted under the standard. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective transition method but permits certain practical expedients to be applied, which may exclude certain leases that commenced before the effective date.

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

The following tables disaggregate our product and service revenues from contracts with customers by major product line and geographic region for the second quarter and the first six months ended June 30, 2018:

	Three Months Ended June 30, 2018
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Excluding Rental Revenues	Rental Revenues	Total Revenues
Product Lines:

Production	$308	$86	$394	$—	$394
Completions	148	155	303	—	303
Drilling and Evaluation	141	180	321	20	341
Well Construction	87	230	317	93	410
Total	$684	$651	$1,335	$113	$1,448

	Six Months Ended June 30, 2018
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Excluding Rental Revenues	Rental Revenues	Total Revenues
Product Lines:

Production	$594	$181	$775	$—	$775
Completions	305	291	596	1	597
Drilling and Evaluation	297	374	671	28	699
Well Construction	188	446	634	166	800
Total	$1,384	$1,292	$2,676	$195	$2,871

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
(Dollars in millions)
Geographic Areas:

United States	$346	$691
Latin America	270	496
Canada	68	197
Western Hemisphere	684	1,384

Middle East & North Africa	356	719
Europe/Sub-Sahara Africa/Russia	219	441
Asia	76	132
Eastern Hemisphere	651	1,292

Total Product and Service Revenue before Rental Revenues	1,335	2,676
Rental Revenues	113	195
Total Revenues	$1,448	$2,871

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

The following table provides information about receivables for product and services included in “Accounts Receivable, Net” at June 30, 2018 and January 1, 2018, respectively:

(Dollars in millions)	June 30, 2018	January 1, 2018
Receivables for Product and Services in Accounts Receivable, Net	$1,070	$1,081

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

We did not recognize any revenues during the second quarter and the first six months ended June 30, 2018 related to performance obligations satisfied prior to January 1, 2018.

Significant changes in the contract assets and liabilities balances during the period are as follows:

(Dollars in millions)	Contract Assets	Contract Liabilities
Balance, as of January 1, 2018	$10	$42
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	—	(31)
Increase due to cash received, excluding amount recognized as revenue during the period	—	63
Increase due to revenue recognized during the period but contingent on future performance	5	—
Transferred to receivables from contract assets recognized at the beginning of the period	(2)	—
Balance, as of June 30, 2018	$13	$74

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

Our services and products are generally sold based upon purchase orders, contracts or call-out work orders that include fixed per unit prices or variable consideration but do not generally include right of return provisions or other significant post-delivery obligations. We generally bill our sales of services and products upon completion of the performance obligation. Product sales are billed and recognized when control passes to the customer. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications. Services are billed and recognized as revenue at the amount to which we have the right to invoice for services performed. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer. We defer revenue recognition on such payments until the products or services are delivered to the customer.

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

We incur rebillable expenses including shipping and handling, third-party inspection and repairs, and customs costs and duties. We recognize the revenue associated with these rebillable expenses when reimbursed by customers as “Product Revenues” and all related costs as “Cost of Products” in the accompanying Condensed Consolidated Statements of Operations.

We provide certain assurance warranties on product sales which range from one to five years but do not offer extended warranties on any of our products or services. These assurance warranties are not separate performance obligations, thus no portion of the transaction price is allocated to our obligations under the assurance warranties.

In the following table, estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of June 30, 2018 relate to subsea services, an artificial lift contract, long-term early production facility construction contracts and rigs demobilization:

(Dollars in millions)	2018	2019	2020	2021	Thereafter	Total
Service revenue	$37	$54	$17	$—	$—	$108
Product revenue	10	1	—	—	—	11
Total	$47	$55	$17	$—	$—	$119

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

4.  Business Combinations and Divestitures

Acquisitions

On March 26, 2018, we acquired the remaining 50% equity interest in our Qatari joint venture that we previously accounted for as an equity method investment and consolidated the entity. The joint venture was established in 2008 to provide energy related services required for the drilling and completion of oil and gas wells at onshore and offshore locations within the State of Qatar. The total consideration to purchase the remaining equity interest was $87 million, which is comprised of a cash consideration of $72 million and an estimated contingent consideration of $15 million related to services the Qatari entity will render under new contracts. Of the $72 million in cash consideration, $48 million was paid in accordance with closing terms through the joint venture, with the remaining payment of $24 million to be paid two years from closing. As a result of this step acquisition transaction with a change in control, we remeasured our previously held equity investment to fair value and recognized a $12 million gain. The Level 3 fair value of the acquisition was determined using an income approach. The unobservable inputs to the income approach included the Qatari entity’s estimated future cash flows and estimates of discount rates commensurate with the entity’s risks. Upon consolidation, we recognized intangible assets of $26 million, PP&E of $25 million, goodwill of $23 million, other current assets of $16 million and other liabilities of $43 million as a result of the purchase accounting assessment. For the second quarter and six months ended June 30, 2018, the Qatari entity’s revenues and net income subsequent to acquisition were immaterial.

Divestitures

In March 2018, we completed the sale of our continuous sucker rod service business in Canada for a purchase price of $25 million and recognized a gain of $2 million. The carrying amounts of the major classes of assets sold are PP&E of $14 million, allocated goodwill of $8 million and inventory of $1 million. We did not complete the sale of any other businesses through the quarter ended June 30, 2018.

Held for Sale

During the fourth quarter of 2017, we committed to a plan to divest our land drilling rigs assets. On July 11, 2018, we entered into purchase and sale agreements with ADES International Holding Ltd. (“ADES”) to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia, as well as two idle land rigs in Iraq, for an aggregate purchase price of $287.5 million. See “Note 20 – Subsequent Events” to our Condensed Consolidated Financial Statements for additional information. We expect to close these transactions in a series of closings, most of which will be substantially complete in the second half of 2018. We will continue to pursue options to sell the remaining rig assets. During the second quarter of 2018, we also committed to plans to divest other business operations for which we believe a sale is probable within the next twelve months. Assets qualifying as held for sale after impairment charges of $82 million total $489 million at June 30, 2018 and consist of PP&E and other net assets of $356 million, allocated goodwill of $59 million, and inventory of $74 million. See Note 8 – Asset Impairments and Write-Downs for details related to the impairments to our land drilling rigs assets for the six months ended June 30, 2018.

5. Restructuring and Transformation Charges

Due to the highly competitive nature of our business and the continuing losses we incurred over the last years, we continue to reduce our overall cost structure and workforce to better align with current activity levels. The ongoing cost reduction plan, which began in 2018 and is expected to continue through 2019 (the “Transformation Plan”), included a workforce reduction, organization restructure, facility consolidations and other cost reduction measures and efficiency initiatives across our geographic regions.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $38 million and $63 million in the second quarter and the first six months of 2018, respectively, which include termination (severance) charges of $29 million and $40 million, respectively, and other restructuring charges of $9 million and $23 million, respectively. Other restructuring charges include contract termination costs, relocation and other associated costs.

The cost reduction plans in 2016-2017, (the “2016-17 Plan”), included a workforce reduction, facility consolidations and other cost reduction measures across our geographic regions. We recognized restructuring charges of $31 million and $106 million in the second quarter and the first six months of 2017, respectively, which include termination (severance) charges of $22 million and $56 million, respectively, and other restructuring charges of $9 million and $38 million, respectively. The first six months of 2017 also includes restructuring related asset charges of $12 million. Other restructuring charges include contract termination costs, relocation and other associated costs.

The following tables present the components of restructuring charges by segment for the second quarter and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$11	$2	$13
Eastern Hemisphere	14	4	18
Corporate	4	3	7
Total	$29	$9	$38

	Three Months Ended June 30, 2017
			Total
(Dollars in millions)	Severance	Other	Severance and
2016-17 Plan	Charges	Charges	Other Charges
Western Hemisphere	$10	$6	$16
Eastern Hemisphere	11	3	14
Corporate	1	—	1
Total	$22	$9	$31

	Six Months Ended June 30, 2018
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$15	$2	$17
Eastern Hemisphere	18	9	27
Corporate	7	12	19
Total	$40	$23	$63

	Six Months Ended June 30, 2017
			Total
(Dollars in millions)	Severance	Other	Severance and
2016-17 Plan	Charges	Charges	Other Charges
Western Hemisphere	$15	$24	$39
Eastern Hemisphere	18	22	40
Corporate	23	4	27
Total	$56	$50	$106

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to liabilities accrued as part of the 2016-17 and Prior Plans that will be paid pursuant to the respective arrangements and statutory requirements.

	At June 30, 2018
	Transformation Plan		2016-17 and Prior Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
Western Hemisphere	$7	$—	$2	$12	$21
Eastern Hemisphere	2	2	2	17	23
Corporate	8	5	6	—	19
Total	$17	$7	$10	$29	$63
The following table presents the restructuring liability activity for the first six months of 2018.

		Six Months Ended June 30, 2018
(Dollars in millions)	Accrued Balance at December 31, 2017	Charges	Cash Payments	Other	Accrued Balance at June 30, 2018
Transformation Plan
Severance liability	$—	$40	$(19)	$(4)	$17
Other restructuring liability	—	$23	$(15)	$(1)	$7

2016-17 and Prior Plans:
Severance liability	21	—	(11)	—	10
Other restructuring liability	40	—	(10)	(1)	29
Total severance and other restructuring liability	$61	$63	$(55)	$(6)	$63

6.  Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first six months of 2018, we sold accounts receivable of $188 million and recognized a loss of approximately $1 million on these sales. We received cash proceeds totaling $181 million. In the first six months of 2017, we sold approximately $78 million and recognized a loss of $0.4 million. Our factoring transactions in the first six months of 2018 and 2017 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

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

7.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	June 30, 2018	December 31, 2017
Raw materials, components and supplies	$147	$144
Work in process	53	47
Finished goods	943	1,043
	$1,143	$1,234

8.  Asset Impairments and Write-Downs

For the six months ended June 30, 2018, we recognized long-lived asset impairments on our held for sale assets of $82 million to write-down our assets to the lower of carrying amount or fair value less cost to sell for our land drilling rigs, of which $34 million was in our Western Hemisphere segment and $48 million in our Eastern Hemisphere segment. For the six months ended June 30, 2018, we recognized long-lived asset impairment charges of $10 million for assets other than those held for sale, of which $3 million was in our Western Hemisphere and $7 million is in our Eastern Hemisphere segment. The impairments were due to the sustained downturn in the oil and gas industry that resulted in us having to reassess our disposal groups for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. The Level 3 fair values of the long-lived assets were determined using a combination of the market and income approach. The market approach considered market sales values for similar assets. The unobservable inputs to the income approach included the assets’ estimated future cash flows and estimates of discount rates commensurate with the assets’ risks.

9.  Goodwill

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2018, were as follows:

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2017	$1,958	$769	$2,727
Acquisitions	—	23	23
Dispositions	(8)	—	(8)
Reclassification to assets held for sale	(43)	(16)	(59)
Foreign currency translation adjustments	(46)	(16)	(62)
Balance at June 30, 2018	$1,861	$760	$2,621

10.  Short-Term Borrowings and Other Debt Obligations

(Dollars in millions)	June 30, 2018	December 31, 2017
Revolving Credit Agreement	$225	$—
Other Short-term Loans	7	11
Current Portion of Long-term Debt	63	137
Short-term Borrowings and Current Portion of Long-term Debt	$295	$148

Revolving Credit Agreement and Secured Term Loan Agreement

At June 30, 2018, we had total commitments under our revolving credit facility (the “Revolving Credit Agreement”) maturing in July 2019 of $900 million and borrowings of $350 million under our secured term loan agreement (“the Term Loan Agreement and collectively with the Revolving Credit Agreement, the “Credit Agreements”) maturing in July 2020. At June 30, 2018, we had $506 million available under the Credit Agreements and the following table summarizes our borrowing availability under these agreements:

(Dollars in millions)	June 30, 2018
Facilities	$1,250
Less uses of facilities:
Revolving Credit Agreement	225
Letters of Credit	169
Secured Term Loan Principal Borrowing	350
Borrowing Availability	$506

Loans under the Credit Agreements are subject to varying interest rates based on whether the loan is a Eurodollar or alternate base rate loan. We also incur a quarterly facility fee on the amount of the Revolving Credit Agreement. For the three months ended June 30, 2018, the interest rate for the Revolving Credit Agreement and the Term Loan were LIBOR plus a margin rate of 1.925% and LIBOR plus a margin rate of 1.425%, respectively.

Our Credit Agreements contain customary events of default, including in the event of our failure to comply with our financial covenants. We must maintain a leverage ratio of no greater than 2.5 to 1, a leverage and letters of credit ratio of no greater than 3.5 to 1, and an asset coverage ratio of at least 4.0 to 1, in each case with the terms and definitions for the ratios as provided in the Credit Agreements. At June 30, 2018, we were in compliance with these financial covenants. For additional information on our credit agreement covenants, please see “Note 12 – Short-term Borrowings and Other Debt Obligations” to the Condensed Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

We are currently negotiating amendments to the terms of our Credit Agreements. We anticipate the amendments will result in, among other items, a reduction in the aggregate commitments under the Revolving Credit Facility, a one-year extension of a portion of those commitments through July 2020, and a new 364-day second lien secured revolving facility. We expect the aggregate commitments of the amended Revolving Credit Facility and the 364-day facility to be approximately $900 million at closing, which is anticipated by the end of August 2018. Ninety days subsequent to closing, the combined Revolving Credit Facility commitments are expected to be reduced by approximately $54 million.

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

Other Borrowings and Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At June 30, 2018, we had $7 million in short-term borrowings under these arrangements. In addition, we had $350 million of letters of credit under various uncommitted facilities and $169 million of letters of credit under the Revolving Credit Agreement. At June 30, 2018, we have cash collateralized $92 million of our letters of credit, which is included “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets. We have $9 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at June 30, 2018.

11.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 12 – Derivative Instruments”, we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

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

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	June 30, 2018	December 31, 2017
Fair Value	$6,951	$7,060
Carrying Value	7,267	7,218

12.  Derivative Instruments

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

The warrant fair value is considered a Level 2 valuation and is estimated using the Black Scholes valuation model. Inputs to the model include Weatherford’s share price, volatility of our share price, and the risk free interest rate. The fair value of the warrant was $14 million on June 30, 2018 and $70 million on December 31, 2017, generating unrealized gains of $10 million and $56 million for the second quarter and the first six months of 2018, respectively. In 2017, we recognized unrealized gain of $127 million and $65 million for the second quarter and the first six months of 2017, respectively. The change in fair value of the warrant during the first six months of 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in Weatherford’s stock price.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the fixed-rate debt. The interest rate swap is recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt is also adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on the fixed-rate debt is amortized to interest expense over the remaining term of the debt. As of June 30, 2018, we did not have any fair value hedges designated.

We had net unamortized premiums on fixed-rate debt of nil and $4 million on June 30, 2018 and December 31, 2017, respectively, associated with fair value hedge terminations. These premiums were being amortized over the remaining term of the originally hedged debt as a reduction in interest expense included in “Interest Expense, Net” on the accompanying Condensed Consolidated Statements of Operations and were fully amortized upon completion of the tender offer in April 2018.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from “Accumulated Other Comprehensive Loss” to interest expense over the remaining term of the debt. As of June 30, 2018, we had net unamortized losses of $8 million associated with our cash flow hedge terminations. As of June 30, 2018, we did not have any cash flow hedges designated.

Foreign Currency and Warrant Derivative Instruments

At June 30, 2018 and December 31, 2017, we had outstanding foreign currency forward contracts with notional amounts aggregating to $463 million and $767 million, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded each period in “Other Income (Expense), Net” on the accompanying Condensed Consolidated Statements of Operations.

The total estimated fair values of our foreign currency forward contracts and warrant derivative were as follows:

(Dollars in millions)	June 30, 2018	December 31, 2017	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$3	$5	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(3)	(4)	Other Current Liabilities
Warrant on Weatherford Shares	(14)	(70)	Other Current Liabilities

The amount of derivative instruments’ gain or (loss) on the Condensed Consolidated Statements of Operations is in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017	Classification
Foreign currency forward contracts	$(1)	$(15)	$—	$(22)	Other Income (Expense), Net
Warrant on Weatherford Shares	10	127	56	65	Warrant Fair Value Adjustment

13. Income Taxes

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items and pre-tax losses for which no benefit has been recognized) for the reporting period. For the three month and six month periods ended June 30, 2018, we have determined that since small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for the current quarter. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the second quarter and the first six months of 2018, we had a tax expense of $26 million and $58 million, respectively on a loss before income taxes of $233 million and $443 million, respectively. Results for the second quarter and the first six months of 2018 include losses with no significant tax benefit. The tax expense for the second quarter and the first six months of 2018 also includes withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or “TCJA”). The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017 held in cash and illiquid assets (with the latter taxed at a lower rate), and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax). The SEC has issued guidance that allows for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts. In the fourth quarter of 2017, the Company did not have all the necessary information to analyze all effects of this tax reform; as a result, we recorded a provisional amount which we believe represents a reasonable estimate of the accounting implications of this tax reform. In addition, the various impacts of the TCJA may materially differ from the estimated impacts recognized in the fourth quarter due to regulatory guidance that may be issued in the future, tax law technical corrections, refined computations, and possible changes in the Company’s interpretations, assumptions, and actions as a result of the tax legislation. No adjustment to the provisional amount was recorded in the first six months of 2018. We will continue to evaluate tax reform, and adjust the provisional amounts as additional information is obtained. Any adjustment to these provisional amounts will be reported in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $12 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the second quarter and the first six months of 2017, we had a tax expense of $17 million and $50 million, respectively, on a loss before income taxes of $148 million and $558 million, respectively. Results for the second quarter and the first six months of 2017 include losses with no significant tax benefit. The tax expense for the second quarter and the first six months also included withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

14.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the first six months of 2018 and 2017:

(Dollars in millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity (Deficiency)
Balance at December 31, 2016	$1	$6,571	$(2,950)	$(1,610)	$56	$2,068
Net Income (Loss)	—	—	(619)	—	11	(608)
Other Comprehensive Income	—	—	—	33	—	33
Dividends Paid to Noncontrolling Interests	—	—	—	—	(10)	(10)
Equity Awards Granted, Vested and Exercised	—	41	—	—	—	41
Balance at June 30, 2017	$1	$6,612	$(3,569)	$(1,577)	$57	$1,524

Balance at December 31, 2017	$1	$6,655	$(5,763)	$(1,519)	$55	$(571)
Net Income (Loss)	—	—	(509)	—	8	(501)
Other Comprehensive Income	—	—	—	(160)	—	(160)
Dividends Paid to Noncontrolling Interests	—	—	—	—	(6)	(6)
Equity Awards Granted, Vested and Exercised	—	29	—	—	—	29
Adoption of Intra-Entity Transfers of Assets Other Than Inventory and Revenue from Contracts with Customers	—	—	(97)	—	—	(97)
Other	—	4	—	—	(10)	(6)
Balance at June 30, 2018	$1	$6,688	$(6,369)	$(1,679)	$47	$(1,312)

The following table presents the changes in our accumulated other comprehensive loss by component for the first six months of 2018 and 2017:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2016	$(1,614)	$13	$(9)	$(1,610)

Other Comprehensive Income before Reclassifications	74	—	—	74
Reclassifications	—	(41)	—	(41)
Net activity	74	(41)	—	33

Balance at June 30, 2017	$(1,540)	$(28)	$(9)	$(1,577)

Balance at December 31, 2017	$(1,484)	$(26)	$(9)	$(1,519)

Other Comprehensive Income before Reclassifications	(161)	—	—	(161)
Reclassifications	—	1	—	1
Net activity	(161)	1	—	(160)

Balance at June 30, 2018	$(1,645)	$(25)	$(9)	$(1,679)

For the six months ended June 30, 2017, defined benefit pension reclassifications relate to amortization of unrecognized net gains associated primarily with our supplemental executive retirement plan.

15.  Earnings per Share

Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities and potentially dilutive shares. The following table presents our basic and diluted weighted average shares outstanding for the second quarter and the first six months of 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2018	2017	2018	2017
Basic and Diluted weighted average shares outstanding	997	990	995	989

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the second quarter and the first six months of 2018 and 2017 exclude potential shares for stock options, restricted shares, performance units, exchangeable notes, warrant outstanding and the Employee Stock Purchase Plan as we have net losses for those periods and their inclusion would be anti-dilutive. The following table discloses the number of anti-dilutive shares excluded for the second quarter and the first six months of 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2018	2017	2018	2017
Anti-dilutive potential shares due to net loss	250	250	250	250

16. Share-Based Compensation

We recognized the following employee share-based compensation expense during the second quarter and the first six months of 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Share-based compensation	$14	$17	$27	$41
Related tax benefit	—	—	—	—

During the first six months of 2018, we granted to certain employees 1.5 million performance share units that will vest with continued employment if the Company meets certain market-based goals. These performance share units have a weighted average grant date fair value of $5.30 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a weighted average risk-free rate of 2.28%, volatility of 63% and a zero dividend yield. We also granted 1.5 million performance shares that will vest with continued employment if the Company meets a certain performance goal. These performance share units have a weighted average grant date fair value of $3.86. As of June 30, 2018, there was $14 million of unrecognized compensation expense related to our performance share units. This cost is expected to be recognized over a weighted average period of two years.

During the first six months of 2018, we also granted 3.7 million restricted share units at a weighted average grant date fair value of $3.71 per share. As of June 30, 2018, there was $46 million of unrecognized compensation expense related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of two years.

17. Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Annual Report on Form 10-K.

	Three Months Ended June 30, 2018
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$769	$50	$56
Eastern Hemisphere	679	19	84
	1,448	69	140
Corporate General and Administrative		(34)	4
Restructuring and Transformation Charges		(38)
Long-Lived Asset Impairments, Asset Write-Downs and Other (a)		(70)
Total	$1,448	$(73)	$144

(a)	Includes long-lived asset impairments and other asset write-downs, partially offset by gains on property sales and a reduction of a contingency reserve on a legacy contract.

	Three Months Ended June 30, 2017
(Dollars in millions)	Revenues	Loss from Operations	Depreciation and Amortization
Western Hemisphere	$678	$(51)	$92
Eastern Hemisphere	685	(22)	111
	1,363	(73)	203
Corporate General and Administrative		(33)	1
Restructuring Charges		(31)
Asset Write-Downs and Other		(8)
Total	$1,363	$(145)	$204

	Six Months Ended June 30, 2018
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$1,525	$74	$116
Eastern Hemisphere	1,346	35	170
	2,871	109	286
Corporate General and Administrative		(70)	5
Restructuring and Transformation Charges		(63)
Long-Lived Asset Impairments, Asset Write-Downs and Other (b)		(88)
Total	$2,871	$(112)	$291

(b)
Includes long-lived asset impairments, other asset write-downs and inventory charges, partially offset by gains on purchase of the remaining interest in a joint venture, property sales and a reduction of a contingency reserve on a legacy contract.

	Six Months Ended June 30, 2017
(Dollars in millions)	Revenues	Loss from Operations	Depreciation and Amortization
Western Hemisphere	$1,411	$(81)	$183
Eastern Hemisphere	1,338	(81)	226
	2,749	(162)	409
Corporate General and Administrative		(66)	3
Restructuring Charges		(106)
Asset Write-Downs and Other		(25)
Total	$2,749	$(359)	$412

18. Disputes, Litigation and Contingencies

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the Foreign Corrupt Practices Act of 1977 and trade sanctions related to the U.S. government investigations disclosed in our SEC filings since 2007. Those shareholder derivative cases were filed in Harris County, Texas state court and consolidated under the caption Neff v. Brady, et al., No. 2010040764 (collectively referred to as the “Neff Case”). Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 201420933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss was granted May 15, 2015, and an appeal was filed on June 15, 2015. Following briefing and oral argument, on June 29, 2017, the Texas Court of Appeals denied in part and granted in part the shareholders’ appeal. The Court ruled that the shareholders lacked standing to bring claims that arose prior to the Company’s redomestication to Switzerland in 2009, and upheld the dismissal of those claims. The Court reversed as premature the trial court’s dismissal of claims arising after the redomestication and remanded to the trial court for further proceedings. On February 1, 2018, the individual defendants and nominal defendant Weatherford filed a motion for summary judgment on the remaining claims in the case. On February 13, 2018, the trial court dismissed with prejudice certain directors for lack of jurisdiction. The plaintiffs have appealed the jurisdictional ruling and the parties have jointly moved for a stay of the case during the pendency of the appeal. We cannot reliably predict the outcome of the remaining claims, including the amount of any possible loss.

U.S. Government and Other Investigations

The SEC and the U.S. Department of Justice investigated certain accounting issues associated with the material weakness in our internal control over financial reporting for income taxes that was disclosed in a notification of late filing on Form 12b-25 filed on March 1, 2011 and in current reports on Form 8-K filed on February 21, 2012 and on July 24, 2012 and the subsequent restatements of our historical financial statements. As disclosed in the Form 8-K filed on September 27, 2016, the Company settled with the SEC without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of the anti-fraud provisions of the Securities Act of 1933 (as amended, the “Securities Act”), and the anti-fraud, reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), and the rules promulgated thereunder. As part of the terms of the SEC settlement, the Company agreed to pay in installments a total civil monetary penalty of $140 million, beginning in the fourth quarter of 2016 and concluding in September 2017. In addition, certain reports and certifications regarding our tax internal controls were delivered to the SEC during the two years following the settlement. We completed and delivered the third and final report in April of 2018.

Rapid Completions and Packers Plus Litigation

Several subsidiaries of the Company are defendants in a patent infringement lawsuit filed by Rapid Completions LLC (“RC”) in U.S. District Court for the Eastern District of Texas on July 31, 2015. RC claims that we and other defendants are liable for infringement of seven U.S. patents related to specific downhole completion equipment and the methods of using such equipment. These patents have been assigned to Packers Plus Energy Services, Inc., a Canadian corporation (“Packers Plus”), and purportedly exclusively licensed to RC. RC is seeking a permanent injunction against further alleged infringement, unspecified damages for infringement, supplemental and enhanced damages, and additional relief such as attorneys’ fees. The Company has filed a counterclaim against Packers Plus, seeking declarations of non-infringement, invalidity, and unenforceability of the four patents that remain asserted against the Company on the grounds of inequitable conduct. The Company is seeking attorneys’ fees and costs incurred in the lawsuit. The litigation was stayed, pending resolution of inter partes reviews (“IPR”) of each of the four patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”). On February 22, 2018, the PTAB issued IPR decisions finding that all of the claims of the ‘505, ‘634, and ‘774 patents that were challenged by the Company in the IPRs are invalid. There is one more pending IPR relating to the ‘501 patent, and the oral arguments in that IPR took place on June 26, 2018. The PTAB should issue its decision on validity of the ‘501 in the fourth quarter of 2018. Given the similarities among the four patents, the Company believes it will obtain a favorable outcome in the remaining IPR. RC has appealed the PTAB’s decisions.

On October 14, 2015, Packers Plus and RC filed suit in Federal Court in Toronto, Canada against the Company and certain subsidiaries alleging infringement of a related Canadian patent and seeking unspecified damages and an accounting of the Company’s profits. Trial on the validity of the Canadian patent was completed in March 2017. On November 3, 2017, the Federal Court issued its decision, wherein it concluded that the defendants proved that the patent-in-suit was invalid and dismissed Packers Plus and RC’s claims of infringement. On January 5, 2018, Packers Plus and RC filed their Notice of Appeal. The Company filed its responsive brief in June 2018. The Company expects that the hearing of the appeal will take place in the fourth quarter of 2018.

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

In addition, we have certain claims, disputes and pending litigation for which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases, that would result in liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material. If one or more negative outcomes were to occur relative to these matters, the aggregate impact to our financial condition could be material.

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 were $33 million and $51 million, respectively.

Other Contingencies

We have minimum purchase commitments related to a supply contract and maintain a liability at June 30, 2018 of $47 million for expected penalties to be paid, of which $22 million is recorded in “Other Current Liabilities,” $25 million is recorded in “Other Non-Current Liabilities” on our Condensed Consolidated Balance Sheets.

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

The 6.80% senior notes due 2037 of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2018 and December 31, 2017. At June 30, 2018, Weatherford Bermuda also guaranteed the 9.875% senior notes due 2025.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2018 and December 31, 2017: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 9.625% senior notes due 2019, which were repaid in full through early redemption of the bond in April 2018 (4) 6.50% senior notes due 2036, (5) 7.00% senior notes due 2038, (6) 9.875% senior notes due 2039, (7) 5.125% senior notes due 2020, (8) 6.75% senior notes due 2040, (9) 4.50% senior notes due 2021, (10) 5.95% senior notes due 2042, (11) 5.875% exchangeable senior notes due 2021, (12) 7.75% senior notes due 2021, (13) 8.25% senior notes due 2023 and (14) 9.875% senior notes due 2024. At December 31, 2017, Weatherford Delaware also guaranteed the 6.00% senior notes due 2018, which were repaid in full in March 2018.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended June 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,448	$—	$1,448
Costs and Expenses	(5)	—	—	(1,516)	—	(1,521)
Operating Income (Loss)	(5)	—	—	(68)	—	(73)

Other Income (Expense):
Interest Expense, Net	—	(137)	(25)	5	5	(152)
Intercompany Charges, Net	3	5	(40)	(81)	113	—
Equity in Subsidiary Income (Loss)	(272)	28	(23)	—	267	—
Other, Net	10	10	11	(28)	(11)	(8)
Income (Loss) Before Income Taxes	(264)	(94)	(77)	(172)	374	(233)
(Provision) Benefit for Income Taxes	—	—	—	(26)	—	(26)
Net Income (Loss)	(264)	(94)	(77)	(198)	374	(259)
Noncontrolling Interests	—	—	—	5	—	5
Net Income (Loss) Attributable to Weatherford	$(264)	$(94)	$(77)	$(203)	$374	$(264)
Comprehensive Income (Loss) Attributable to Weatherford	$(429)	$(126)	$(55)	$(369)	$550	$(429)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended June 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,363	$—	$1,363
Costs and Expenses	(5)	19	1	(1,523)	—	(1,508)
Operating Income (Loss)	(5)	19	1	(160)	—	(145)

Other Income (Expense):
Interest Expense, Net	—	(144)	1	11	(6)	(138)
Intercompany Charges, Net	3	(82)	(41)	120	—	—
Equity in Subsidiary Income	(296)	(304)	(39)	—	639	—
Other, Net	127	247	191	(237)	(193)	135
Income (Loss) Before Income Taxes	(171)	(264)	113	(266)	440	(148)
(Provision) Benefit for Income Taxes	—	—	—	(17)	—	(17)
Net Income (Loss)	(171)	(264)	113	(283)	440	(165)
Noncontrolling Interests	—	—	—	6	—	6
Net Income (Loss) Attributable to Weatherford	$(171)	$(264)	$113	$(289)	$440	$(171)
Comprehensive Income (Loss) Attributable to Weatherford	$(181)	$(290)	$128	$(298)	$460	$(181)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Six Months Ended June 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,871	$—	$2,871
Costs and Expenses	(3)	—	—	(2,980)	—	(2,983)
Operating Income (Loss)	(3)	—	—	(109)	—	(112)

Other Income (Expense):
Interest Expense, Net	—	(281)	(39)	9	10	(301)
Intercompany Charges, Net	(15)	2	(29)	(675)	717	—
Equity in Subsidiary Income (Loss)	(547)	(322)	(156)	—	1,025	—
Other, Net	56	100	133	(185)	(134)	(30)
Income (Loss) Before Income Taxes	(509)	(501)	(91)	(960)	1,618	(443)
(Provision) Benefit for Income Taxes	—	—	—	(58)	—	(58)
Net Income (Loss)	(509)	(501)	(91)	(1,018)	1,618	(501)
Noncontrolling Interests	—	—	—	8	—	8
Net Income (Loss) Attributable to Weatherford	$(509)	$(501)	$(91)	$(1,026)	$1,618	$(509)
Comprehensive Income (Loss) Attributable to Weatherford	$(669)	$(527)	$(57)	$(1,187)	$1,771	$(669)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Six Months Ended June 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,749	$—	$2,749
Costs and Expenses	(8)	39	1	(3,140)	—	(3,108)
Operating Income (Loss)	(8)	39	1	(391)	—	(359)

Other Income (Expense):
Interest Expense, Net	—	(283)	(20)	15	9	(279)
Intercompany Charges, Net	4	(90)	(43)	129	—	—
Equity in Subsidiary Income	(680)	(132)	180	—	632	—
Other, Net	65	31	52	(14)	(54)	80
Income (Loss) Before Income Taxes	(619)	(435)	170	(261)	587	(558)
(Provision) Benefit for Income Taxes	—	—	—	(50)	—	(50)
Net Income (Loss)	(619)	(435)	170	(311)	587	(608)
Noncontrolling Interests	—	—	—	11	—	11
Net Income (Loss) Attributable to Weatherford	$(619)	$(435)	$170	$(322)	$587	$(619)
Comprehensive Income (Loss) Attributable to Weatherford	$(586)	$(466)	$102	$(288)	$652	$(586)

Condensed Consolidating Balance Sheet
June 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$65	$—	$350	$—	$415
Other Current Assets	1	—	496	3,315	(534)	3,278
Total Current Assets	1	65	496	3,665	(534)	3,693

Equity Investments in Affiliates	(1,343)	7,675	7,701	776	(14,809)	—
Intercompany Receivables, Net	2	—	—	3,008	(3,010)	—
Other Assets	—	6	4	5,276	—	5,286
Total Assets	$(1,340)	$7,746	$8,201	$12,725	$(18,353)	$8,979

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$276	$—	$19	$—	$295
Accounts Payable and Other Current Liabilities	19	168	—	2,251	(533)	1,905
Total Current Liabilities	19	444	—	2,270	(533)	2,200

Long-term Debt	—	6,644	763	148	79	7,634
Intercompany Payables, Net	—	183	2,827	—	(3,010)	—
Other Long-term Liabilities	—	11	3	446	(3)	457
Total Liabilities	19	7,282	3,593	2,864	(3,467)	10,291

Weatherford Shareholders’ Equity	(1,359)	464	4,608	9,814	(14,886)	(1,359)
Noncontrolling Interests	—	—	—	47	—	47
Total Liabilities and Shareholders’ Equity	$(1,340)	$7,746	$8,201	$12,725	$(18,353)	$8,979

Condensed Consolidating Balance Sheet
December 31, 2017

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$195	$—	$418	$—	$613
Other Current Assets	1	—	516	3,298	(550)	3,265
Total Current Assets	1	195	516	3,716	(550)	3,878

Equity Investments in Affiliates	(460)	7,998	8,009	530	(16,077)	—
Intercompany Receivables, Net	—	—	—	4,213	(4,213)	—
Other Assets	—	8	4	5,857	—	5,869
Total Assets	$(459)	$8,201	$8,529	$14,316	$(20,840)	$9,747

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$128	$—	$20	$—	$148
Accounts Payable and Other Current Liabilities	10	183	—	2,439	(550)	2,082
Total Current Liabilities	10	311	—	2,459	(550)	2,230

Long-term Debt	—	7,127	166	159	89	7,541
Intercompany Payables, Net	87	242	3,884	—	(4,213)	—
Other Long-term Liabilities	70	146	136	332	(137)	547
Total Liabilities	167	7,826	4,186	2,950	(4,811)	10,318

Weatherford Shareholders’ Equity	(626)	375	4,343	11,311	(16,029)	(626)
Noncontrolling Interests	—	—	—	55	—	55
Total Liabilities and Shareholders’ Equity	$(459)	$8,201	$8,529	$14,316	$(20,840)	$9,747

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(509)	$(501)	$(91)	$(1,018)	$1,618	$(501)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	15	(2)	29	675	(717)	—
Equity in (Earnings) Loss of Affiliates	547	322	156	—	(1,025)	—
Deferred Income Tax Provision (Benefit)	—	—	—	(5)		(5)
Other Adjustments	70	565	(166)	(402)	124	191
Net Cash Provided (Used) by Operating Activities	123	384	(72)	(750)	—	(315)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(68)	—	(68)
Capital Expenditures for Assets Held for Sale	—	—	—	(18)	—	(18)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	4	—	4
Acquisition of Intellectual Property	—	—	—	(7)	—	(7)
Proceeds from Sale of Assets	—	—	—	50	—	50
Proceeds from Sale of Businesses and Equity Investment, Net	—	—	—	25	—	25
Net Cash Provided (Used) by Investing Activities	—	—	—	(14)	—	(14)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	90	—	(3)	—	87
Borrowings (Repayments) Long-term Debt, Net	—	(450)	587	(4)	—	133
Borrowings (Repayments) Between Subsidiaries, Net	(123)	(154)	(515)	792	—	—
Other, Net	—	—	—	(48)	—	(48)
Net Cash Provided (Used) by Financing Activities	(123)	(514)	72	737	—	172
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(41)	—	(41)
Net Increase (Decrease) in Cash and Cash Equivalents	—	(130)	—	(68)	—	(198)
Cash and Cash Equivalents at Beginning of Period	—	195	—	418	—	613
Cash and Cash Equivalents at End of Period	$—	$65	$—	$350	$—	$415

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(619)	$(435)	$170	$(311)	$587	$(608)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(4)	90	43	(129)	—	—
Equity in (Earnings) Loss of Affiliates	680	132	(180)	—	(632)	—
Deferred Income Tax Provision (Benefit)	—	—	—	4	—	4
Other Adjustments	(134)	7	(7)	452	45	363
Net Cash Provided (Used) by Operating Activities	(77)	(206)	26	16	—	(241)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(82)	—	(82)
Acquisition of Assets Held for Sale	—	—	—	(243)	—	(243)
Acquisition of Intellectual Property	—	—	—	(9)	—	(9)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	25	—	25
Proceeds (Payments) from Sale of Businesses, Net	—	—	—	(1)	—	(1)
Other Investing Activities	—	—	—	(5)	—	(5)
Net Cash Provided (Used) by Investing Activities	—	—	—	(315)	—	(315)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	—	—	(96)	—	(96)
Borrowings (Repayments) Long-term Debt, Net	—	226	(89)	78	—	215
Borrowings (Repayments) Between Subsidiaries, Net	78	(452)	59	315	—	—
Other, Net	—	—	—	(20)	—	(20)
Net Cash Provided (Used) by Financing Activities	78	(226)	(30)	277	—	99
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	4	—	4
Net Increase (Decrease) in Cash and Cash Equivalents	1	(432)	(4)	(18)	—	(453)
Cash and Cash Equivalents at Beginning of Period	—	586	4	447	—	1,037
Cash and Cash Equivalents at End of Period	$1	$154	$—	$429	$—	$584

20. Subsequent Event

On July 11, 2018, we entered into purchase and sale agreements with ADES to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia, as well as two idle land rigs in Iraq, for an aggregate purchase price of $287.5 million in cash, subject to potential adjustments based on working capital, net cash, loss or destruction of rigs and drilling contract backlog. ADES has advanced $43 million of the purchase price in the form of a deposit, which will be held in escrow and released at closing for credit towards the purchase price. The transaction includes 31 land drilling rigs and related drilling contracts, as well as employees and contract personnel. We expect to close these transactions in a series of closings, most of which will be substantially complete in the second half of 2018.

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

•
Production offers production optimization services and a complete production ecosystem to boost productivity and profitability, featuring our artificial-lift portfolio, testing and flow-measurement solutions and optimization software.

•
Completions is a suite of modern completion products, reservoir stimulation designs and engineering capabilities that isolate zones and unlock reserves in deepwater, unconventional and aging reservoirs.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
June 30, 2018	$74.15	$2.92	1,147	968
December 31, 2017	60.42	2.95	1,127	949
June 30, 2017	46.04	3.04	1,012	958

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Quarterly average rig count – Source: Baker Hughes Rig Count

During the first six months of 2018 oil prices ranged from a high of $74.15 per barrel in late June to a low of $59.19 per barrel in mid-February on the New York Mercantile Exchange. Natural gas ranged from a high of $3.63 MM/BTU in late January to a low of $2.55 MM/BTU in mid-February. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Outlook

For the second half of 2018, we expect growth in the Western Hemisphere to be driven higher demand for our products and services in well construction, production, and drilling services as rig count increases, supplies tighten and as our transformation progresses. North America growth is expected to improve with continued activity in the Permian Basin, seasonal improvements in Canada, partly offset by slightly lower than expected results in Latin America, which will remain relatively subdued, combined with inflationary pressures in Argentina. In the Eastern Hemisphere, we continue to anticipate growth in the North Sea, Continental Europe and in the Gulf Cooperation Council countries as a result of market share gains. We expect activity levels in Russia to increase while Africa, Asia and Europe are expected to remain relatively stable. We believe certain deepwater markets in the Eastern Hemisphere have likely reached their bottom with little expected improvements in the near term.

Absent of any geopolitical events, we believe our industry will remain within this ‘medium-for-longer’ price level paradigm for some time, until production growth is moderated. In the interim, we expect continuous short-term cyclical fluctuations. We will continue to push innovation, both from a technological and a business model perspective, and we will deliver operational excellence to bring the cost of production down to a point at which market participants can make a decent return. For us, this means continuous focus on our transformation program, which started late in the fourth quarter of 2017, generating cost savings through the flattening of our organizational structure, driving process changes, improving the efficiency of our supply chain, sales and general administrative organizations and continuing to rationalize our manufacturing footprint.

With current industry conditions, steadier oil prices and an increase in spending and activity, we continue to believe that over the longer term the outlook for our businesses is favorable. As production decline rates accelerate and reservoir productivity complexities increase, our clients will continue to face challenges associated with decreasing the cost of extraction activities and securing desired rates of production. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and therefore increase demand for our products and services. These factors provide us with a positive outlook for our businesses over the longer term. However, the level of improvement in our businesses in the future will depend heavily on pricing, volume of work and our ability to offer solutions to more efficiently extract hydrocarbons, control costs and penetrate new and existing markets with our newly developed technologies.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. In the first quarter of 2018 we acquired the remaining interest in our Qatari joint venture that we now consolidate. We evaluate our disposition candidates based on the strategic fit within our business and/or our short and long-term objectives. On July 11, 2018, we entered into purchase and sale agreements to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia as well as two idle land rigs in Iraq, to ADES International Holding Ltd. (“ADES”), for an aggregate purchase price of $287.5 million. During the second quarter of 2018, we also committed to plans to divest certain remaining land drilling rigs operations and other business operations for which we believe a sale is probable within the next twelve months. Upon completion, the cash proceeds from any divestitures are expected to be used to for working capital or repay or repurchase debt. Any such debt reduction may include the repurchase of our outstanding senior notes prior to their maturity in the open market or through a privately negotiated transaction.

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

Opportunities and Challenges

Our industry offers many opportunities and challenges. The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well construction and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on the number of wells and the type of production systems used. We have created a long-term strategy aimed at growing our businesses, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, including the ongoing and prolonged industry downturn and our ability to respond to industry demands and periods of over-supply or low oil prices, successfully maximize the benefits from our acquisitions and complete the disposition of our non-core assets, including our land drilling rigs business.

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the second quarter and the first six months of 2018 and 2017:

	Three Months Ended
	June 30,
(Dollars and shares in millions, except per share data)	2018	2017	Favorable (Unfavorable)	Percentage Change
Revenues:
Western Hemisphere	$769	$678	$91	13%
Eastern Hemisphere	679	685	(6)	(1)%
Total Revenues	1,448	1,363	85	6%

Operating Income (Loss):
Western Hemisphere	50	(51)	101	198%
Eastern Hemisphere	19	(22)	41	186%
Total Segment Operating Income (Loss)	69	(73)	142	195%
Corporate General and Administrative	(34)	(33)	(1)	(3)%
Restructuring and Transformation Charges	(38)	(31)	(7)	(23)%
Long-Lived Asset Impairments, Asset Write-Downs and Other	(70)	(8)	(62)	(775)%
Total Operating Loss	(73)	(145)	72	50%

Interest Expense, Net	(152)	(138)	(14)	(10)%
Warrant Fair Value Adjustment	10	127	(117)	(92)%
Currency Devaluation Charges	(11)	—	(11)	—%
Other Income (Expense), Net	(7)	8	(15)	(188)%
Loss Before Income Taxes	(233)	(148)	(85)	(57)%
Income Tax Provision	(26)	(17)	(9)	(53)%
Net Loss	$(259)	$(165)	$(94)	(57)%
Net Loss per Diluted Share	$(0.26)	$(0.17)	$(0.09)	(53)%
Weighted Average Diluted Shares Outstanding	997	990	(7)	(1)%
Depreciation and Amortization	$144	$204	$60	29%

	Six Months Ended
	June 30,
(Dollars and shares in millions, except per share data)	2018	2017	Favorable (Unfavorable)	Percentage Change
Revenues:
Western Hemisphere	$1,525	$1,411	$114	8%
Eastern Hemisphere	1,346	1,338	8	1%
Total Revenues	2,871	2,749	122	4%

Operating Income (Loss):
Western Hemisphere	74	(81)	155	191%
Eastern Hemisphere	35	(81)	116	143%
Total Segment Operating Income (Loss)	109	(162)	271	167%
Corporate General and Administrative	(70)	(66)	(4)	(6)%
Restructuring and Transformation Charges	(63)	(106)	43	(41)%
Long-Lived Asset Impairments, Asset Write-Downs and Other	(88)	(25)	(63)	(252)%
Total Operating Loss	(112)	(359)	247	69%

Interest Expense, Net	(301)	(279)	(22)	(8)%
Bond Tender and Call Premium	(34)	—	(34)	—%
Warrant Fair Value Adjustment	56	65	(9)	(14)%
Currency Devaluation Charges	(37)	—	(37)	—%
Other Income (Expense), Net	(15)	15	(30)	(200)%
Loss Before Income Taxes	(443)	(558)	115	21%
Income Tax Provision	(58)	(50)	(8)	(16)%
Net Loss	$(501)	$(608)	$107	18%
Net Loss per Diluted Share	$(0.51)	$(0.63)	$0.12	19%
Weighted Average Diluted Shares Outstanding	995	989	(6)	(1)%
Depreciation and Amortization	$291	$412	$121	29%

Revenues Percentage by Business Group

The following chart contains the consolidated revenues of our business groups for the second quarter and the first six months of 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Production	27%	25%	27%	25%
Completions	21	22	21	22
Drilling and Evaluation	24	24	24	25
Well Construction	28	29	28%	28%
Total	100%	100%	100%	100%

Consolidated and Segment Revenues

Quarter-to-Date and Year-to-Date

Consolidated revenues increased $85 million, or 6%, in the second quarter of 2018 compared to the second quarter of 2017 and $122 million, or 4%, during the first six months of 2018 compared to the first six months of 2017.

•
Western Hemisphere revenues increased $91 million, or 13%, in the second quarter of 2018 and $114 million, or 8%, during the first six months of 2018, compared to the second quarter and first six months of 2017, respectively. Western Hemisphere revenues improved on higher activity levels in all product lines in the U.S. and an improved product mix for the Production and Completions product lines in the U.S. Growth in Latin America was driven by higher demand for Integrated Services and Projects in Mexico and improved activity levels in Argentina in all product lines, particularly Pressure Pumping services. These improvements were partially offset by lower activity in Canada due to the seasonal spring break-up. In the second quarter of 2017 a change in revenue recognition for our primary customer in Venezuela reduced operating results in the prior year.

•
Eastern Hemisphere revenues decreased $6 million, or 1%, in the second quarter of 2018 compared to the second quarter of 2017 primarily due to fewer offshore projects in West Africa, United Arab Emirates and Asia, partially offset with increased Completions and Well Construction activity in Saudi Arabia and higher Drilling and Evaluation and Well Construction activity in Kuwait.

•
Eastern Hemisphere revenues increased $8 million, or 1%, during the first six months of 2018 compared to the first six months of 2017 primarily due to contract gains and increased rig activity in Saudi Arabia and Russia. These gains were partially offset by lower activity in West Africa, Arabian Sea and Asia as offshore markets remain subdued.

Consolidated and Segment Operating Results

Quarter-to-Date and Year-to-Date

Consolidated operating results improved $72 million, or 50%, in the second quarter of 2018 compared to the second quarter of 2017 and $247 million, or 69%, in the first six months of 2018 compared to the first six months of 2017.

•
Western Hemisphere second quarter 2018 segment operating income of $50 million improved $101 million, or 198%, compared to the second quarter of 2017. For the first six months of 2018, Western Hemisphere segment operating income of $74 million improved $155 million, or 191%, compared to the first six months of 2017. These improved results were driven by Production, Completions and Well Construction activity increases in the U.S. with a profitable product mix, a decline in operating costs and lower depreciation. Operating income also improved due to growth in Latin America driven by higher demand for Integrated Services and Projects in Mexico and improved activity levels in Argentina across all product lines, particularly Pressure Pumping services. In addition, a change in revenue recognition in Venezuela reduced operating results in the second quarter of the prior year.

•
Eastern Hemisphere segment operating income of $19 million improved $41 million, or 186%, in the second quarter of 2018 compared to the second quarter of 2017. For the first six months of 2018, Eastern Hemisphere segment operating income of $35 million improved $116 million, or 143%, compared to the first six months of 2017. This improvement in operating income is due to higher profitability in all product lines primarily in the Middle East due to higher activity levels, a reduced cost structure and improved service quality resulting in greater revenue efficiency.

•
Restructuring and transformation charges in the second quarter of 2018 increased $7 million and decreased $43 million for the first six months of 2018, compared to the second quarter and first six months of 2017, respectively. Restructuring charges include severance charges, facility exit costs, transformation charges and asset write-downs.

•
Long-lived asset impairments, asset write-downs and other charges in the second quarter of 2018 increased $62 million and $63 million for the first six months of 2018, compared to the second quarter and first six months of 2017, respectively. These charges include long-lived asset impairments primarily related to our land drilling rigs and other asset write-downs and inventory charges, partially offset by gains on property sales, a reduction of a contingency reserve on a legacy contract and a gain on purchase of the remaining interest in a joint venture.

Interest Expense, Net

Net interest expense was $152 million and $301 million for the second quarter and the first six months of 2018, respectively, compared to $138 million and $279 million for the second quarter and the first six months of 2017, respectively. The increase in interest expense for the second quarter and the first six months of 2018 is primarily from higher average borrowings and interest rates in 2018 compared to 2017.

Warrant Fair Value Adjustment

We had warrant fair value gains of $10 million and $56 million for the second quarter and the first six months of 2018, respectively, compared to a gain of $127 million and $65 million for the second quarter and the first six months of 2017, respectively, related to the fair value adjustment to our warrant liability. The change in fair value of the warrant during the first six months of 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in Weatherford’s stock price. The change in fair value of the warrant during 2017 was principally due to a decrease in Weatherford’s stock price.

Currency Devaluation Charges

For the second quarter and the first six months ended June 30, 2018, we recognized currency devaluation charges of $11 million and $37 million respectively. Devaluation of the Angolan kwanza totaling $11 million and $35 million in the second quarter and the first six months ended June 30, 2018, respectively, were substantially all of the charges recorded. The devaluation of the Angolan kwanza was due to a change in Angolan central bank policy in January 2018. For the six months ended June 30, 2017, we had no currency devaluation charges. Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. For additional information see Cash Requirements of the Liquidity and Capital Resources section in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items and pre-tax losses for which no benefit has been recognized) for the reporting period. For the three month and six month periods ended June 30, 2018, we have determined that since small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for the current quarter. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the second quarter and the first six months of 2018, we had a tax expense of $26 million and $58 million, respectively on a loss before income taxes of $233 million and $443 million, respectively. Results for the second quarter and the first six months of 2018 include losses with no significant tax benefit. The tax expense for the second quarter and the first six months of 2018 also includes withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or “TCJA”). The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017 held in cash and illiquid assets (with the latter taxed at a lower rate), and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax). The SEC has issued guidance that allows for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts. In the fourth quarter of 2017, the Company did not have all the necessary information to analyze all effects of this tax reform; as a result, we recorded a provisional amount which we believe represents a reasonable estimate of the accounting implications of this tax reform. In addition, the various impacts of the TCJA may materially differ from the estimated impacts recognized in the fourth quarter due to regulatory guidance that may be issued in the future, tax law technical corrections, refined computations, and possible changes in the Company’s interpretations, assumptions, and actions as a result of the tax legislation. No adjustment to the provisional amount was recorded in the first six months of 2018. We will continue to evaluate tax reform, and adjust the provisional amounts as additional information is obtained. Any adjustment to these provisional amounts will be reported in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $12 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the second quarter and the first six months of 2017, we had a tax expense of $17 million and $50 million, respectively, on a loss before income taxes of $148 million and $558 million, respectively. Results for the second quarter and the first six months of 2017 include losses with no significant tax benefit. The tax expense for the second quarter and the first six months also included withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

Restructuring and Transformation Charges

Due to the highly competitive nature of our business and the continuing losses we incurred over the last years, we continue to reduce our overall cost structure and workforce to better align with current activity levels. The ongoing cost reduction plan, which began in 2018 and is expected to continue through 2019 (the “Transformation Plan”), included a workforce reduction, organizational restructure, facility consolidations and other cost reduction measures and efficiency initiatives across our geographic regions.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $38 million in the second quarter and $63 million during the first six months of 2018. In connection with the 2016-17 Plan, we recognized restructuring charges of $31 million in the second quarter and $106 million during the first six months of 2017. Please see “Note 5 – Restructuring Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

At June 30, 2018, we had cash and cash equivalents of $415 million compared to $613 million at December 31, 2017. The following table summarizes cash flows provided by (used in) each type of activity for the first six months of 2018 and 2017:

	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Net Cash Used in Operating Activities	$(315)	$(241)
Net Cash Used in Investing Activities	(14)	(315)
Net Cash Provided by Financing Activities	172	99

Operating Activities

In the first six months of 2018, cash used in operating activities was $315 million compared to cash used of $241 million in the first six months of 2017. Cash used in operating activities in 2018 was driven by working capital needs, cash payments for debt interest and cash severance and restructuring costs.

Investing Activities

Our cash used in investing activities was $14 million during the first six months of 2018 compared to cash used of $315 million in the first six months of 2017. In the first six months of 2018, the primary drivers of investing activities were capital expenditures of $86 million for property, plant and equipment and assets held for sale, which was partially offset by net proceeds from dispositions of $75 million.

Capital expenditures for property, plant and equipment were $68 million and $82 million for the first six months of 2018 and 2017, respectively. The amount we spend for capital expenditures varies each year and is based on the types of contracts into which we enter, our asset availability and our expectations with respect to industry activity levels in the following year. In addition, in the first six months of 2018 we purchased assets held for sale of $18 million related to our land drilling rigs business, which were impaired in the same period. In the first six months of 2017 we purchased assets held for sale of $243 million related to previously leased pressure pumping equipment.

Financing Activities

In February 2018, we issued $600 million in aggregate principal amount of our 9.875% senior notes due 2025 for net proceeds of $588 million. We used part of the proceeds from our debt offering to repay in full our 6.00% senior notes due March 2018 and to fund a concurrent tender offer to purchase for cash any and all of our 9.625% senior notes due 2019.

Net long- and short-term debt repayments, including the tender offer and borrowings under our revolving credit facility, in the first six months of 2018 totaled $402 million. We settled the tender offer in cash for the amount of $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative loss of $34 million on these transactions in “Bond Tender and Call Premium” on the accompanying Consolidated Statements of Operations.

Our financing activities in the first six months of 2017 primarily consisted long- and short-term debt repayments of $132 million.

Other financing activities in the first six months of 2018 included the purchase of a non-controlling interest and non-controlling interest dividends paid. Other financing activities in the first six months of 2017 related primarily to non-controlling interest dividends paid.

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

Revolving Credit Facility and Secured Term Loan Agreement

We have a revolving credit facility (the “Revolving Credit Agreement”) maturing in July 2019 and a secured term loan agreement maturing in July 2020 (the “Term Loan Agreement” and collectively with the Revolving Credit Agreement, the “Credit Agreements”). Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants. As of June 30, 2018, we were in compliance with our financial covenants as defined in the Credit Agreements as well as under our indentures. Based on our current financial projections, we believe we will continue to remain in compliance with our covenants.

At June 30, 2018, we had total commitments under the Revolving Credit Agreement of $900 million and borrowings of $350 million under the Term Loan Agreement. At June 30, 2018, we had $506 million available under the Credit Agreements and the following table summarizes our borrowing availability under these agreements:

(Dollars in millions)	June 30, 2018
Facilities	$1,250
Less uses of facilities:
Revolving Credit Agreement	225
Letters of Credit	169
Secured Term Loan Principal Borrowing	350
Borrowing Availability	$506

We are currently negotiating amendments to the terms of our Credit Agreements. We anticipate the amendments will result in, among other items, a reduction in the aggregate commitments under the Revolving Credit Facility, a one-year extension of a portion of those commitments through July 2020, and a new 364-day second lien secured revolving facility. We expect the aggregate commitments of the amended Revolving Credit Facility and the 364-day facility to be approximately $900 million at closing, which is anticipated by the end of August 2018. Ninety days subsequent to closing, the combined Revolving Credit Facility commitments are expected to be reduced by approximately $54 million.

Other Short-Term Borrowings and Other Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At June 30, 2018, we had $7 million in short-term borrowings under these arrangements.

Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first six months of 2018, we sold accounts receivable of $188 million and recognized a loss of approximately $1 million on these sales. We received cash proceeds totaling $181 million. In the first six months of 2017, we sold approximately $78 million and recognized a loss of $0.4 million. Our factoring transactions in the first six months of 2018 and 2017 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

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

Cash Requirements

We anticipate our remaining 2018 cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, payments for short-term working capital needs and transformation costs including severance payments. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, cash generated by our operations, availability under our credit facilities, accounts receivable factoring, proceeds from disposals of businesses or capital assets. We anticipate that cash generated from operations will be augmented by working capital improvements, increased activity, improved margins and proceeds from contractually committed and announced divestitures. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. From time to time we may and have entered into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

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

Cash and cash equivalents of $411 million at June 30, 2018, are held by subsidiaries outside of Switzerland, the Company’s taxing jurisdiction. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax.

As of June 30, 2018, $62 million of our cash and cash equivalents balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. dollar conversions. In January 2018, the Angolan National Bank announced a new currency exchange policy and the Angolan kwanza subsequently devalued approximately 19%. As a result, we recognized currency devaluation charges of $35 million reflecting the devaluation of the Angolan kwanza.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The 6.80% senior notes due 2037 of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2018 and December 31, 2017. At June 30, 2018, Weatherford Bermuda also guaranteed the 9.875% senior notes due 2025.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2018 and December 31, 2017: (1) Revolving Credit Agreement, (2) Term Loan Agreement, (3) 9.625% senior notes due 2019, which were repaid in full through early redemption of the bond in April 2018 (4) 6.50% senior notes due 2036, (5) 7.00% senior notes due 2038, (6) 9.875% senior notes due 2039, (7) 5.125% senior notes due 2020, (8) 6.75% senior notes due 2040, (9) 4.50% senior notes due 2021, (10) 5.95% senior notes due 2042, (11) 5.875% exchangeable senior notes due 2021, (12) 7.75% senior notes due 2021, (13) 8.25% senior notes due 2023 and (14) 9.875% senior notes due 2024. At December 31, 2017, Weatherford Delaware also guaranteed the 6.00% senior notes due 2018, which were repaid in full in March 2018.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See “Note 19 – Condensed Consolidating Financial Statements” to our Condensed Consolidated Financial Statements for our guarantor financial information.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of June 30, 2018, we had $519 million of letters of credit and performance and bid bonds outstanding, consisting of $350 million outstanding under various uncommitted credit facilities (of which $92 million has been cash collateralized and included in “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets) and $169 million of letters of credit outstanding under our Revolving Credit Agreement. We also have $9 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

See “Note 12 – Derivative Instruments” to our Condensed Consolidated Financial Statements for details regarding our use of interest rate swaps and derivative contracts we enter to hedge our exposure to currency fluctuations in various foreign currencies and other derivative activities.

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

•	nonrealization of expected benefits from our acquisitions or business dispositions and our ability to execute or close such acquisitions and dispositions;

•	inability to divest certain non-core assets of our business;

•	our ability to realize expected revenues and profitability levels from current and future contracts;

•
our ability to manage our workforce, supply chain and business processes, information technology systems and technological innovation and commercialization, including the impact of our organization restructure, business enhancements, transformation efforts and the cost and support reduction plans;

•	our high level of indebtedness;

•	increases in the prices and availability of our raw materials;

•	potential non-cash asset impairment charges for long-lived assets, goodwill, intangible assets or other assets;

•	changes to our effective tax rate;

•	inability to realize cost savings and business enhancements from our transformation efforts;

•	downturns in our industry which could affect the carrying value of our goodwill;

•	member-country quota compliance within the Organization of Petroleum Exporting Countries;

•	adverse weather conditions in certain regions of our operations;

•	our ability to realize the expected benefits from our redomestication from Switzerland to Ireland and to maintain our Swiss tax residency;

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations;

•	limited access to capital, significantly higher cost of capital, or difficulty raising additional funds in the equity or debt capital markets; and

•	our ability to timely extend and/or refinance our Revolving Credit Agreement on terms favorable to the Company.

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

Highly Inflationary Country

As of June 30, 2018, the economy of Argentina was deemed to be highly inflationary. As of June 30, 2018, we had a net monetary asset position denominated in Argentine pesos of $43 million, comprised primarily of accounts receivable and current liabilities. Effective July 1, 2018, we expect to change our Argentinian operations to a U.S. dollar functional currency, which would result in gains or losses on the Argentine peso denominated assets held by our subsidiaries for subsequent changes in the exchange rate.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Our management identified no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 18 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. As of June 30, 2018, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
**101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):
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

Weatherford International plc

Date: August 9, 2018	By:	/s/ Christoph Bausch
Christoph Bausch
Executive Vice President and
Chief Financial Officer

Date: August 9, 2018	By:	/s/ Stuart Fraser
Stuart Fraser
Vice President and
Chief Accounting Officer