Form 10-Q
period 2018-09-30
Weatherford International plc
filed 2018-11-02
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 22, 2018, there were 1,000,922,469 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Third Quarter and Nine Months Ended September 30, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2018	2017	2018	2017
Revenues:
Products	$508	$535	$1,471	$1,534
Services	936	925	2,844	2,675
Total Revenues	1,444	1,460	4,315	4,209

Costs and Expenses:
Cost of Products	499	480	1,378	1,439
Cost of Services	606	715	2,015	2,151
Research and Development	31	42	106	117
Selling, General and Administrative Attributable to Segments	192	230	591	671
Corporate General and Administrative	31	28	101	94
Long-Lived Asset Impairments, Asset Write-Downs and Other	71	1	159	26
Restructuring and Transformation Charges	27	34	90	140
Total Costs and Expenses	1,457	1,530	4,440	4,638

Operating Loss	(13)	(70)	(125)	(429)

Other Income (Expense):
Interest Expense, Net	(156)	(148)	(457)	(427)
Warrant Fair Value Adjustment	11	(7)	67	58
Bond Tender and Call Premium	—	—	(34)	—
Currency Devaluation Charges	(8)	—	(45)	—
Other Income (Expense), Net	(6)	(1)	(21)	14

Loss Before Income Taxes	(172)	(226)	(615)	(784)
Income Tax Provision	(22)	(25)	(80)	(75)
Net Loss	(194)	(251)	(695)	(859)
Net Income Attributable to Noncontrolling Interests	5	5	13	16
Net Loss Attributable to Weatherford	$(199)	$(256)	$(708)	$(875)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(0.20)	$(0.26)	$(0.71)	$(0.88)

Weighted Average Shares Outstanding:
Basic & Diluted	998	990	996	989

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Net Loss	$(194)	$(251)	$(695)	$(859)

Currency Translation Adjustments	(9)	91	(170)	165
Defined Benefit Pension Activity	—	(3)	1	(44)
Other Comprehensive Income (Loss)	(9)	88	(169)	121
Comprehensive Loss	(203)	(163)	(864)	(738)
Comprehensive Income Attributable to Noncontrolling Interests	5	5	13	16
Comprehensive Loss Attributable to Weatherford	$(208)	$(168)	$(877)	$(754)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and shares in millions, except par value)	2018	2017
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$393	$613
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $138 in 2018 and $156 in 2017	1,155	1,103
Inventories, Net	1,097	1,234
Prepaid Expenses	133	237
Other Current Assets	334	332
Assets Held for Sale	618	359
Total Current Assets	3,730	3,878

Property, Plant and Equipment, Net of Accumulated Depreciation of $6,839 in 2018 and $7,462 in 2017	2,157	2,708
Goodwill	2,632	2,727
Other Intangible Assets, Net of Accumulated Amortization of $736 in 2018 and $870 in 2017	192	213
Other Non-Current Assets	127	221
Total Assets	$8,838	$9,747

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$396	$148
Accounts Payable	728	856
Accrued Salaries and Benefits	241	308
Income Taxes Payable	231	228
Other Current Liabilities	654	690
Liabilities Held for Sale	49	—
Total Current Liabilities	2,299	2,230

Long-term Debt	7,626	7,541
Other Non-Current Liabilities	421	547
Total Liabilities	10,346	10,318

Shareholders’ (Deficiency) Equity:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 1,000 shares at September 30, 2018 and 993 shares at December 31, 2017	$1	$1
Capital in Excess of Par Value	6,702	6,655
Retained Deficit	(6,568)	(5,763)
Accumulated Other Comprehensive Loss	(1,688)	(1,519)
Weatherford Shareholders’ Deficiency	(1,553)	(626)
Noncontrolling Interests	45	55
Total Shareholders’ Deficiency	(1,508)	(571)
Total Liabilities and Shareholders’ Deficiency	$8,838	$9,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(695)	$(859)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	419	611
Employee Share-Based Compensation Expense	38	55
Long-Lived Asset Impairments	111	—
Inventory Write-off and Other Related Charges	69	66
Asset Write-Downs and Other Charges	73	36
Bad Debt (Recovery) Expense	(17)	3
Defined Benefit Pension Plan Gains	—	(47)
Bond Tender and Call Premium	34	—
Deferred Income Tax Benefit	(1)	(7)
Currency Devaluation Charges	45	—
Warrant Fair Value Adjustment	(67)	(58)
Other, Net	(38)	71
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(101)	(77)
Inventories	33	(94)
Other Current Assets	(70)	55
Accounts Payable	(90)	(44)
Accrued Litigation and Settlements	(24)	(93)
Other Current Liabilities	(16)	(35)
Other, Net	(50)	(67)
Net Cash Used in Operating Activities	(347)	(484)

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(111)	(147)
Capital Expenditures for and Acquisition of Assets Held for Sale	(30)	(244)
Acquisitions of Businesses, Net of Cash Acquired	4	(7)
Acquisition of Intellectual Property	(11)	(13)
Proceeds from Sale of Assets	70	36
Proceeds (Payments) from Sale of Businesses and Equity Investment, Net	37	(1)
Other Investing Activities	—	(25)
Net Cash Used in Investing Activities	(41)	(401)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	586	250
Repayments of Long-term Debt	(471)	(53)
Borrowings of Short-term Debt, Net	170	118
Bond Tender Premium	(34)	—
Other Financing Activities	(28)	(28)
Net Cash Provided by Financing Activities	223	287
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(55)	6

Net Decrease in Cash and Cash Equivalents	(220)	(592)
Cash and Cash Equivalents at Beginning of Period	613	1,037
Cash and Cash Equivalents at End of Period	$393	$445

Supplemental Cash Flow Information:
Interest Paid	$439	$434
Income Taxes Paid, Net of Refunds	$87	$71
Non-cash Financing Obligations	$23	$24

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” “Weatherford” or “Weatherford Ireland”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments (consisting of normal recurring adjustments) which, in our opinion, are considered necessary to present fairly our Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017. When using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including those related to uncollectible accounts receivable, lower of cost or net realizable value of inventories, assets and liabilities held for sale, derivative financial instruments, intangible assets and goodwill, property, plant and equipment (“PP&E”), income taxes, accounting for long-term contracts, self-insurance, foreign currency exchange rates, pension and post-retirement benefit plans, disputes, litigation, contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Reclassifications

Certain reclassifications of the financial statements and accompanying footnotes for the three and nine months ended September 30, 2017 have been made to conform to the presentation for the three and nine months ended September 30, 2018. See “Note 2 – New Accounting Pronouncements” for additional details regarding accounting changes impacting the Condensed Consolidated Financial Statements.

Currency Devaluation Charges and Functional Currency Designation

For the third quarter and the first nine months ended September 30, 2018, we recognized currency devaluation charges of $8 million and $45 million, respectively, primarily related to the devaluation of the Angolan kwanza. The devaluation of the Angolan kwanza was due to a change in Angolan central bank policy in January 2018. For the third quarter and the first nine months ended September 30, 2017, we had no currency devaluation charges. Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations.

As of June 30, 2018, the economy of Argentina was deemed to be highly inflationary and effective July 1, 2018, we changed the functional currency of our Argentine operations from an Argentine peso functional currency to a U.S. dollar functional currency. For the third quarter ended September 30, 2018, the functional currency change resulted in an immaterial currency loss on the Argentine peso denominated net assets held by our subsidiaries.

2. New Accounting Pronouncements

Accounting Changes

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced most existing revenue recognition guidance in U.S. GAAP. We adopted the new guidance and all of the related amendments, collectively Topic 606, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Net income for 2017 and shareholders’ equity as of December 31, 2017 were not affected by the adoption of the new guidance. The impact of the adoption of the new guidance is immaterial to our consolidated net loss.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which implementation costs to capitalize as assets. This standard will reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. We elected to early adopt ASU 2018-15 as we currently apply such guidance to our cloud computing arrangements. The adoption of this ASU has no material impact on our Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the presentation of net periodic pension and postretirement benefit costs (“net benefit cost”). The service cost component of net benefit cost will be bifurcated and presented with other employee compensation costs, while other components of net benefit costs are presented separately outside of income from operations. We adopted ASU 2017-07 in the first quarter of 2018 on a retrospective basis which resulted in the reclassification of $6 million and $42 million of income for the third quarter and the first nine months of 2017, respectively, from “Total Costs and Expenses” primarily under the caption of “Long-Lived Asset Impairments, Asset Write-Downs and Other” to “Other Income (Expense), Net” on our Condensed Consolidated Statements of Operations.

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

Accounting Standards Issued Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The ASU is effective beginning with the first quarter of 2021, and early adoption is permitted. The ASU is required to be applied retrospectively. This new standard will not have a significant impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The ASU is effective beginning with the first quarter of 2020, and early adoption is permitted. The ASU is required to be applied retrospectively, except the new Level 3 disclosure requirements which are applied prospectively. We have evaluated the impact that this new standard will have on our Consolidated Financial Statements and concluded adoption of the ASU will not have a significant impact.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and lease liability for most leases, including those classified as operating leases under existing U.S. GAAP. The ASU also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors.

Under ASU 2016-02, and all the related amendments, we will revise our leasing policies to require most of the leases, where we are the lessee, to be recognized on the balance sheet as a right-of-use asset and lease liability whereas currently we do not recognize operating leases on our balance sheet. Further, we will separate leases from other contracts where we are either the lessor or lessee when the rights conveyed under the contract indicate there is a lease, where we may not be required to do so under existing policies. While we cannot calculate the impact ASU 2016-02 will have on Weatherford’s financial statements, we anticipate that Weatherford’s assets and liabilities will increase by a significant amount. However, the ultimate impact of the standard will depend on the Company’s lease portfolio as of the date of adoption.

We are currently in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, we are implementing a lease management system to assist in the accounting for leases and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements.

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

The following tables disaggregate our product, service and rental revenues from contracts with customers by major product line and geographic region for the third quarter and the first nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Excluding Rental Revenues	Rental Revenues	Total Revenues
Product Lines:

Production	$293	$89	$382	$1	$383
Completions	154	149	303	—	303
Drilling and Evaluation	152	201	353	4	357
Well Construction	106	225	331	70	401
Total	$705	$664	$1,369	$75	$1,444

	Nine Months Ended September 30, 2018
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Excluding Rental Revenues	Rental Revenues	Total Revenues
Product Lines:

Production	$887	$270	$1,157	$1	$1,158
Completions	459	440	899	1	900
Drilling and Evaluation	449	575	1,024	32	1,056
Well Construction	294	671	965	236	1,201
Total	$2,089	$1,956	$4,045	$270	$4,315

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
(Dollars in millions)
Geographic Areas:

United States	$359	$1,050
Latin America	258	754
Canada	88	285
Western Hemisphere	705	2,089

Middle East & North Africa	355	1,074
Europe/Sub-Sahara Africa/Russia	230	671
Asia	79	211
Eastern Hemisphere	664	1,956

Total Product and Service Revenue before Rental Revenues	1,369	4,045
Rental Revenues	75	270
Total Revenues	$1,444	$4,315

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets, and customer advances and deposits (contract liabilities classified as deferred revenues) on the Condensed Consolidated Balance Sheets.

Receivables for products and services with customers, under Topic 606, are included in “Accounts Receivable, Net,” contract assets in “Other Current Assets” and contract liabilities in ”Other Current Liabilities” on our Condensed Consolidated Balance Sheets.

The following table provides information about receivables for product and services included in “Accounts Receivable, Net”
at September 30, 2018 and January 1, 2018, respectively:

(Dollars in millions)	September 30, 2018	January 1, 2018
Receivables for Product and Services in Accounts Receivable, Net	$1,066	$1,081

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

We did not recognize any revenues during the third quarter and the first nine months ended September 30, 2018 related to performance obligations satisfied prior to January 1, 2018.

Significant changes in the contract assets and liabilities balances during the period are as follows:

(Dollars in millions)	Contract Assets	Contract Liabilities
Balance at January 1, 2018	$10	$42
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	—	(74)
Increase due to cash received, excluding amount recognized as revenue during the period	—	75
Increase due to revenue recognized during the period but contingent on future performance	11	—
Transferred to receivables from contract assets recognized at the beginning of the period	(7)	—
Changes as a result of adjustments due to changes in estimates or contract modifications	—	26
Impairment of contract assets	(5)	—
Reclassification to Held for Sale	(2)	(3)
Balance at September 30, 2018	$7	$66

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

In the following table, estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of September 30, 2018 relate to subsea services, an artificial lift contract, long-term early production facility construction contracts and rigs demobilization:

(Dollars in millions)	2018	2019	2020	2021	Thereafter	Total
Service revenue	$14	$61	$33	$18	$37	$163
Product revenue	4	—	—	—	—	4
Total	$18	$61	$33	$18	$37	$167

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

4.  Business Combinations and Divestitures

Acquisitions

On March 26, 2018, we acquired the remaining 50% equity interest in our Qatari joint venture that we previously accounted for as an equity method investment and consolidated the entity. The joint venture was established in 2008 to provide energy related services required for the drilling and completion of oil and gas wells at onshore and offshore locations within the State of Qatar. The total consideration to purchase the remaining equity interest was $87 million, which is comprised of a cash consideration of $72 million and an estimated contingent consideration of $15 million related to services the Qatari entity will render under new contracts. Of the $72 million in cash consideration, $48 million was paid in accordance with closing terms through the joint venture, with the remaining payment of $24 million to be paid two years from closing. As a result of this step acquisition transaction with a change in control, we remeasured our previously held equity investment to fair value and recognized a $12 million gain. The Level 3 fair value of the acquisition was determined using an income approach. The unobservable inputs to the income approach included the Qatari entity’s estimated future cash flows and estimates of discount rates commensurate with the entity’s risks. Upon consolidation, we recognized intangible assets of $22 million, PP&E of $25 million, goodwill of $27 million, other current assets of $16 million and other liabilities of $43 million as a result of the purchase accounting assessment and is remeasured in the allowable period as needed. For the third quarter and nine months ended September 30, 2018, the Qatari entity’s revenues and net income subsequent to acquisition were immaterial.

Divestitures

In March 2018, we completed the sale of our continuous sucker rod service business in Canada for a purchase price of $25 million and recognized a gain of $2 million. The carrying amounts of the major classes of assets sold are PP&E of $14 million, allocated goodwill of $8 million and inventory of $1 million. In the third quarter of 2018, we completed the sale of an equity investment in a joint venture for $12.5 million and recognized a gain of $3 million. We did not complete the sale of any other businesses in the nine months ended September 30, 2018.

Held for Sale

Assets qualifying as held for sale total $618 million at September 30, 2018 and consist of PP&E and other net assets of $484 million, allocated goodwill of $60 million, and inventory of $74 million. See Note 8 – Asset Impairments and Write-Downs for details related to the impairments to our land drilling rigs assets for the three and nine months ended September 30, 2018. Liabilities in held for sale total $49 million at September 30, 2018.

During the fourth quarter of 2017, we committed to a plan to divest our land drilling rigs assets. On July 11, 2018, we entered into purchase and sale agreements with ADES International Holding Ltd. (“ADES”) to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia, as well as two idle land rigs in Iraq, for an aggregate purchase price of $287.5 million, subject to potential adjustments based on working capital, net cash, loss or destruction of rigs and drilling contract backlog. ADES has advanced $43 million of the purchase price in the form of a deposit, which is held in escrow and will be released at closing for credit towards the purchase price. The transaction includes 31 land drilling rigs and related drilling contracts, as well as employees and contract personnel. We expect to close these transactions in a series of closings, most of which will be substantially complete in the fourth quarter of 2018. As a result of entering into certain purchase and sale agreements as asset sales, we recognized asset write-down charges in the third quarter of $50 million for deferred mobilization costs and other rigs related assets as such costs were no longer recoverable, as well as the$18 million impairment charge described below. We have continued to pursue options to sell our remaining rig assets.

During the third quarter of 2018, we corrected an immaterial error relating to our estimates of recoverability of certain assets associated with the original and ongoing valuation of the assets and liabilities classified as held for sale associated with our planned disposition of our land drilling rig operations. We recorded an $18 million charge to “Long-Lived Asset Impairments, Asset Write-Downs and Other” in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018. The charge would have affected “Long-Lived Asset Impairments, Asset Write-Downs and Other” expense, operating loss, and loss before income taxes for the year ended December 31, 2017 by $18 million. The charge would not have affected our compliance with financial covenants under our revolving and term loan credit facilities if it had been recorded in the prior periods or in the period ended September 30, 2018, and did not have an impact to cash flow from operating activities or any other cash flow measures for those periods.

On October 18, 2018, we entered into a sale and purchase agreement to sell our laboratory services business to Oil & Gas Labs, LLC, an affiliate of CSL Capital Management, L.P., for an aggregate purchase price of $205 million in cash, subject to customary post-closing working capital adjustments.

5. Restructuring and Transformation Charges

Due to the highly competitive nature of our business and the continuing losses we incurred over the last few years, we continue to reduce our overall cost structure and workforce to better align our business with current activity levels. The ongoing cost reduction plan, which began in 2018 and is expected to continue through 2019 (the “Transformation Plan”), included a workforce reduction, organization restructure, facility consolidations and other cost reduction measures and efficiency initiatives across our geographic regions.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $27 million and $90 million in the third quarter and the first nine months of 2018, respectively, which include termination (severance) charges of $6 million and $46 million, respectively, and other restructuring charges of $21 million and $44 million, respectively. Other restructuring charges include contract termination costs, relocation and other associated costs.

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

The following tables present the components of restructuring charges by segment for the third quarter and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$2	$2	$4
Eastern Hemisphere	2	3	5
Corporate	2	16	18
Total	$6	$21	$27

	Three Months Ended September 30, 2017
			Total
(Dollars in millions)	Severance	Other	Severance and
2016-17 Plan	Charges	Charges	Other Charges
Western Hemisphere	$8	$2	$10
Eastern Hemisphere	6	16	22
Corporate	1	1	2
Total	$15	$19	$34

	Nine Months Ended September 30, 2018
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$17	$4	$21
Eastern Hemisphere	20	12	32
Corporate	9	28	37
Total	$46	$44	$90

	Nine Months Ended September 30, 2017
			Total
(Dollars in millions)	Severance	Other	Severance and
2016-17 Plan	Charges	Charges	Other Charges
Western Hemisphere	$23	$26	$49
Eastern Hemisphere	24	38	62
Corporate	24	5	29
Total	$71	$69	$140

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to liabilities accrued as part of the 2016-17 Plans that will be paid pursuant to the respective arrangements and statutory requirements.

	At September 30, 2018
	Transformation Plan		2016-17 Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
Western Hemisphere	$6	$—	$2	$9	$17
Eastern Hemisphere	2	1	2	15	20
Corporate	7	17	5	—	29
Total	$15	$18	$9	$24	$66
The following table presents the restructuring liability activity for the first nine months of 2018.

		Nine Months Ended September 30, 2018
(Dollars in millions)	Accrued Balance at December 31, 2017	Charges	Cash Payments	Other	Accrued Balance at September 30, 2018
Transformation Plan
Severance liability	$—	$46	$(27)	$(4)	$15
Other restructuring liability	—	$44	$(22)	$(4)	$18

2016-17 Plans
Severance liability	21	—	(12)	—	9
Other restructuring liability	40	—	(14)	(2)	24
Total severance and other restructuring liability	$61	$90	$(75)	$(10)	$66

6.  Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first nine months of 2018, we sold accounts receivable of $284 million and recognized a loss of $2 million on these sales. We received cash proceeds totaling $278 million. In the first nine months of 2017, we sold accounts receivable of $150 million and recognized a loss of $1 million. Our factoring transactions in the first nine months of 2018 and 2017 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

In the first quarter of 2017, we converted trade receivables of $65 million into a note from a customer with a face value of $65 million. The note had a three year term at a 4.625% stated interest rate. We reported the note as a trading security within “Other Current Assets” at fair value on the Condensed Consolidated Balance Sheets at its fair value of $58 million on March 31, 2017. The note fair value was considered a Level 2 valuation and was estimated using secondary market data for similar bonds. During the second quarter of 2017, we sold the note for $59 million.

7.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	September 30, 2018	December 31, 2017
Raw materials, components and supplies	$146	$144
Work in process	57	47
Finished goods	894	1,043
	$1,097	$1,234

8.  Asset Impairments and Write-Downs

For the three months ended September 30, 2018, we recognized $19 million of long-lived asset impairments and $50 million of asset write-downs for deferred mobilization costs and other rigs related assets, all of which were in the Eastern Hemisphere segment. The long-lived asset impairments were to write-down our assets to the lower of carrying amount or fair value less cost to sell for our land drilling rigs. See Note 4 – Business Combinations and Divestitures for more details. For the nine months ended September 30, 2018, we recognized $111 million in long-lived asset impairments and $50 million of asset write-downs for deferred mobilization costs and other rigs related assets, of which, $101 million was to write-down our assets to the lower of carrying amount or fair value less cost to sell for our land drilling rigs. Of the long-lived asset impairment charges $34 million was in our Western Hemisphere segment and $67 million in our Eastern Hemisphere segment. The remaining $10 million of charges were for long-lived asset impairment charges other than those held for sale, of which $3 million was in our Western Hemisphere and $7 million is in our Eastern Hemisphere segment. The impairments were due to the sustained downturn in the oil and gas industry that resulted in us having to reassess our disposal groups for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. The Level 3 fair values of the long-lived assets were determined using a combination of the market and income approach. The market approach considered market sales values for similar assets. The unobservable inputs to the income approach included the assets’ estimated future cash flows and estimates of discount rates commensurate with the assets’ risks.

9.  Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2018, were as follows:

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2017	$1,958	$769	$2,727
Acquisitions	—	27	27
Dispositions	(8)	—	(8)
Reclassification to assets held for sale	(44)	(16)	(60)
Foreign currency translation adjustments	(35)	(19)	(54)
Balance at September 30, 2018	$1,871	$761	$2,632

10.  Short-Term Borrowings and Other Debt Obligations

(Dollars in millions)	September 30, 2018	December 31, 2017
364-Day Credit Agreement	$317	$—
A&R Credit Agreement	—	—
Other Short-term Loans	18	11
Current Portion of Long-term Debt	61	137
Short-term Borrowings and Current Portion of Long-term Debt	$396	$148

Revolving Credit Agreements and Term Loan Agreement

On August 16, 2018, we amended and restated our existing Revolving Credit Agreement, entered into a Secured Second Lien 364-Day Revolving Credit Agreement and amended certain terms of our existing Term Loan Agreement. At September 30, 2018, we have two revolving credit agreements with total commitments of $900 million, comprised of an unsecured senior revolving credit agreement (the “A&R Credit Agreement”) in the amount of $583 million, and a Secured Second Lien 364-Day Revolving Credit Agreement (the “364-Day Credit Agreement” and, together with the A&R Credit Agreement, the “Revolving Credit Agreements”) in the amount of $317 million. At September 30, 2018, we have principal borrowings of $338 million under the Term Loan Agreement. We collectively refer to our Revolving Credit Agreements and Term Loan Agreement as the “Credit Agreements.”

Under the terms of the A&R Credit Agreement, commitments of $226 million from non-extending lenders (“non-extending lenders”) will mature on July 12, 2019 and commitments of $357 million from extending lenders (“extending lenders”) will mature on July 13, 2020. Commitments from our extending lenders will reduce by $54 million on November 14, 2018. The 364-Day Credit Agreement matures on August 15, 2019.

The A&R Credit Agreement and Term Loan Agreement were amended to permit the debt and the liens to be incurred under the 364-Day Credit Agreement and to make other modifications related to factoring of receivables, senior borrowings, permitted liens, and covenants.

At September 30, 2018, we had total borrowing availability of $378 million available under our Credit Agreements. The following tables summarizes our Credit Agreements borrowing capacity utilization and availability:

(Dollars in millions)	September 30, 2018
Facilities	$1,238
Less uses of facilities:
364-Day Credit Agreement	317
A&R Credit Agreement	—
Letters of Credit	205
Term Loan Principal Borrowing	338
Borrowing Availability	$378

Loans under the Credit Agreements are subject to varying interest rates based on whether the loan is a Eurodollar or alternate base rate loan. We also incur a quarterly facility fee on the amount of the A&R Credit Agreement. For the three months ended September 30, 2018, the interest rate for the A&R Credit Agreement was LIBOR plus a margin rate of 3.55% for extending lenders and LIBOR plus a margin rate of 2.80% for non-extending lenders. For the three months ended September 30, 2018, the interest rate for borrowings under our Term Loan Agreement and 364-Day Credit Agreement were LIBOR plus a margin rate of 2.30% and LIBOR plus a margin rate of 3.05%, respectively.

Our Credit Agreements contain customary events of default, including in the event of our failure to comply with our financial covenants. We must maintain a leverage ratio of no greater than 2.5 to 1, a leverage and letters of credit ratio of no greater than 3.5 to 1 an asset coverage ratio of at least 4.0 to 1 and a current asset coverage ratio of at least 1.5 to 1, in each case with the terms and definitions for the ratios as provided in the Credit Agreements. Subsequent to September 30, 2018, we must maintain a current asset coverage ratio of at least 2.1 to 1. The Term Loan Agreement and 364-Day Credit Agreement require us to pledge assets as collateral in order to borrow under the credit facility. At September 30, 2018, we were in compliance with these financial covenants. For additional information on our credit agreement covenants, please see “Note 12 – Short-term Borrowings and Other Debt Obligations” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and the credit agreements filed on Form 8-K on August 20, 2018.

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

Other Borrowings and Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At September 30, 2018, we had $18 million in short-term borrowings under these arrangements. In addition, we had $326 million of letters of credit under various uncommitted facilities and $205 million of letters of credit under the A&R Credit Agreement. At September 30, 2018, we have cash collateralized $93 million of our letters of credit, which is included “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets. We have $9 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at September 30, 2018.

11.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 12 – Derivative Instruments”, we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

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

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	September 30, 2018	December 31, 2017
Fair Value	$6,710	$7,060
Carrying Value	7,276	7,218

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

The warrant fair value is considered a Level 2 valuation and is estimated using the Black Scholes valuation model. Inputs to the model include Weatherford’s share price, volatility of our share price, and the risk free interest rate. The fair value of the warrant was $3 million on September 30, 2018 and $70 million on December 31, 2017, generating unrealized gains of $11 million and $67 million for the third quarter and the first nine months of 2018, respectively. In 2017, we recognized unrealized loss of $7 million and gain of $58 million for the third quarter and the first nine months of 2017, respectively. The change in fair value of the warrant during the first nine months of 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in Weatherford’s stock price.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the fixed-rate debt. The interest rate swap is recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt is also adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on the fixed-rate debt is amortized to interest expense over the remaining term of the debt. As of September 30, 2018, we did not have any fair value hedges designated.

We had net unamortized premiums on fixed-rate debt of nil and $4 million on September 30, 2018 and December 31, 2017, respectively, associated with fair value hedge terminations. These premiums were being amortized over the remaining term of the originally hedged debt as a reduction in interest expense included in “Interest Expense, Net” on the accompanying Condensed Consolidated Statements of Operations and were fully amortized upon completion of the tender offer in April 2018.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from “Accumulated Other Comprehensive Loss” to interest expense over the remaining term of the debt. As of September 30, 2018, we had net unamortized losses of $8 million associated with our cash flow hedge terminations. As of September 30, 2018, we did not have any cash flow hedges designated.

Foreign Currency and Warrant Derivative Instruments

At September 30, 2018 and December 31, 2017, we had outstanding foreign currency forward contracts with notional amounts aggregating to $488 million and $767 million, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded each period in “Other Income (Expense), Net” on the accompanying Condensed Consolidated Statements of Operations.

The total estimated fair values of our foreign currency forward contracts and warrant derivative were as follows:

(Dollars in millions)	September 30, 2018	December 31, 2017	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$3	$5	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(2)	(4)	Other Current Liabilities
Warrant on Weatherford Shares	(3)	(70)	Other Current Liabilities

The amount of derivative instruments’ gain or (loss) on the Condensed Consolidated Statements of Operations is in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017	Classification
Foreign currency forward contracts	$(5)	$2	$(5)	$(20)	Other Income (Expense), Net
Warrant on Weatherford Shares	11	(7)	67	58	Warrant Fair Value Adjustment

13. Income Taxes

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items and pre-tax losses for which no benefit has been recognized) for the reporting period. For the third quarter and the nine months ended September 30, 2018, we have determined that since small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for the current quarter. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the third quarter and the first nine months of 2018, we had a tax expense of $22 million and $80 million, respectively, on a loss before income taxes of $172 million and $615 million, respectively. Results for the third quarter and the first nine months of 2018 include losses with no significant tax benefit. The tax expense for the third quarter and the first nine months of 2018 also includes withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or “TCJA”). The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017 held in cash and illiquid assets (with the latter taxed at a lower rate), and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax). The SEC has issued guidance that allows for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts. In the fourth quarter of 2017, the Company did not have all the necessary information to analyze all effects of this tax reform; as a result, we recorded a provisional amount which we believe represents a reasonable estimate of the accounting implications of this tax reform. In addition, the various impacts of the TCJA may differ from the estimated impacts recognized in the fourth quarter due to regulatory guidance that may be issued in the future, tax law technical corrections, refined computations, and possible changes in the Company’s interpretations, assumptions, and actions as a result of the tax legislation. No adjustment to the provisional amount has been identified in the nine months of 2018 and we do not expect a material change to the provision in the fourth quarter. We will continue to monitor and assess additional guidance that may be issued in the fourth quarter which may impact our estimate.

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

For the third quarter and the first nine months of 2017, we had a tax expense of $25 million and $75 million, respectively, on a loss before income taxes of $226 million and $784 million, respectively. Results for the third quarter and the first nine months of 2017 include losses with no significant tax benefit. The tax expense for the third quarter and the first nine months of 2017 also included withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

14.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the first nine months of 2018 and 2017:

(Dollars in millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity (Deficiency)
Balance at December 31, 2016	$1	$6,571	$(2,950)	$(1,610)	$56	$2,068
Net Income (Loss)	—	—	(875)	—	16	(859)
Other Comprehensive Income	—	—	—	121	—	121
Dividends Paid to Noncontrolling Interests	—	—	—	—	(16)	(16)
Equity Awards Granted, Vested and Exercised	—	70	—	—	—	70
Balance at September 30, 2017	$1	$6,641	$(3,825)	$(1,489)	$56	$1,384

Balance at December 31, 2017	$1	$6,655	$(5,763)	$(1,519)	$55	$(571)
Net Income (Loss)	—	—	(708)	—	13	(695)
Other Comprehensive Income	—	—	—	(169)	—	(169)
Dividends Paid to Noncontrolling Interests	—	—	—	—	(13)	(13)
Equity Awards Granted, Vested and Exercised	—	43	—	—	—	43
Adoption of Intra-Entity Transfers of Assets Other Than Inventory and Revenue from Contracts with Customers	—	—	(97)	—	—	(97)
Other	—	4	—	—	(10)	(6)
Balance at September 30, 2018	$1	$6,702	$(6,568)	$(1,688)	$45	$(1,508)

The following table presents the changes in our accumulated other comprehensive loss by component for the first nine months of 2018 and 2017:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2016	$(1,614)	$13	$(9)	$(1,610)

Other Comprehensive Income before Reclassifications	165	—	—	165
Reclassifications	—	(44)	—	(44)
Net activity	165	(44)	—	121

Balance at September 30, 2017	$(1,449)	$(31)	$(9)	$(1,489)

Balance at December 31, 2017	$(1,484)	$(26)	$(9)	$(1,519)

Other Comprehensive Income before Reclassifications	(170)	—	—	(170)
Reclassifications	—	1	—	1
Net activity	(170)	1	—	(169)

Balance at September 30, 2018	$(1,654)	$(25)	$(9)	$(1,688)

For the nine months ended September 30, 2017, defined benefit pension reclassifications relate to amortization of unrecognized net gains associated primarily with our supplemental executive retirement plan.

15.  Earnings per Share

Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities and potentially dilutive shares. The following table presents our basic and diluted weighted average shares outstanding for the third quarter and the first nine months of 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2018	2017	2018	2017
Basic and Diluted weighted average shares outstanding	998	990	996	989

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the third quarter and the first nine months of 2018 and 2017 exclude potential shares for stock options, restricted shares, performance units, exchangeable notes, warrant outstanding and the Employee Stock Purchase Plan as we have net losses for those periods and their inclusion would be anti-dilutive. The following table discloses the number of anti-dilutive shares excluded for the third quarter and the first nine months of 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2018	2017	2018	2017
Anti-dilutive potential shares due to net loss	251	250	251	250

16. Share-Based Compensation

We recognized the following employee share-based compensation expense during the third quarter and the first nine months of 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Share-based compensation	$11	$14	$38	$55
Related tax benefit	—	—	—	—

During the first nine months of 2018, we granted to certain employees 1.5 million performance share units that will vest with continued employment if the Company meets certain market-based goals. These performance share units have a weighted average grant date fair value of $5.29 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a weighted average risk-free rate of 2.28%, volatility of 63% and a zero dividend yield. We also granted 1.5 million performance shares that will vest with continued employment if the Company meets a certain performance goal. These performance share units have a weighted average grant date fair value of $3.85. As of September 30, 2018, there was $12 million of unrecognized compensation expense related to our performance share units. This cost is expected to be recognized over a weighted average period of two years.

During the first nine months of 2018, we also granted 4.4 million restricted share units at a weighted average grant date fair value of $3.53 per share. As of September 30, 2018, there was $39 million of unrecognized compensation expense related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of two years.

17. Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Annual Report on Form 10-K.

	Three Months Ended September 30, 2018
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$762	$78	$46
Eastern Hemisphere	682	38	81
	1,444	116	127
Corporate General and Administrative		(31)	1
Restructuring and Transformation Charges		(27)
Long-Lived Asset Impairments, Asset Write-Downs and Other (a)		(71)
Total	$1,444	$(13)	$128

(a)	Includes long-lived asset impairments and other asset write-downs primarily related to deferred mobilization costs and other assets of the land drilling rigs business.

	Three Months Ended September 30, 2017
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$767	$3	$89
Eastern Hemisphere	693	(10)	108
	1,460	(7)	197
Corporate General and Administrative		(28)	2
Restructuring Charges		(34)
Asset Write-Downs and Other		(1)
Total	$1,460	$(70)	$199

	Nine Months Ended September 30, 2018
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$2,287	$152	$162
Eastern Hemisphere	2,028	73	251
	4,315	225	413
Corporate General and Administrative		(101)	6
Restructuring and Transformation Charges		(90)
Long-Lived Asset Impairments, Asset Write-Downs and Other (b)		(159)
Total	$4,315	$(125)	$419

(b)
Includes long-lived asset impairments and other asset write-downs primarily related to deferred mobilization costs and other assets of the land drilling rigs business, and inventory charges, partially offset by gains primarily from the purchase of a remaining interest in a joint venture and a reduction of a contingency reserve on a legacy contract.

	Nine Months Ended September 30, 2017
(Dollars in millions)	Revenues	Loss from Operations	Depreciation and Amortization
Western Hemisphere	$2,178	$(78)	$272
Eastern Hemisphere	2,031	(91)	334
	4,209	(169)	606
Corporate General and Administrative		(94)	5
Restructuring Charges		(140)
Asset Write-Downs and Other		(26)
Total	$4,209	$(429)	$611

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

Rapid Completions and Packers Plus Litigation

Several subsidiaries of the Company are defendants in a patent infringement lawsuit filed by Rapid Completions LLC (“RC”) in U.S. District Court for the Eastern District of Texas on July 31, 2015. RC claims that we and other defendants are liable for infringement of seven U.S. patents related to specific downhole completion equipment and the methods of using such equipment. These patents have been assigned to Packers Plus Energy Services, Inc., a Canadian corporation (“Packers Plus”), and purportedly exclusively licensed to RC. RC is seeking a permanent injunction against further alleged infringement, unspecified damages for infringement, supplemental and enhanced damages, and additional relief such as attorneys’ fees. The Company has filed a counterclaim against Packers Plus, seeking declarations of non-infringement, invalidity, and unenforceability of the four patents that remain asserted against the Company on the grounds of inequitable conduct. The Company is seeking attorneys’ fees and costs incurred in the lawsuit. The litigation was stayed, pending resolution of inter partes reviews (“IPR”) of each of the four patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”). On February 22, 2018, the PTAB issued IPR decisions finding that all of the claims of the ‘505, ‘634, and ‘774 patents that were challenged by the Company in the IPRs are invalid. On October 16, 2018, the PTAB issued an IPR decision finding that all of the claims of the ‘501 patent are invalid.

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 were $32 million and $51 million, respectively.

Other Contingencies

We have minimum purchase commitments related to a supply contract and maintain a liability at September 30, 2018 of $47 million for expected penalties to be paid, of which $22 million is recorded in “Other Current Liabilities,” $25 million is recorded in “Other Non-Current Liabilities” on our Condensed Consolidated Balance Sheets.

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

The 6.80% senior notes due 2037 of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2018 and December 31, 2017. At September 30, 2018, Weatherford Bermuda also guaranteed the 9.875% senior notes due 2025.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2018 and December 31, 2017: (1) A&R Credit Agreement, (2) Term Loan Agreement, (3) 364-Day Credit Agreement(4) 6.50% senior notes due 2036, (5) 7.00% senior notes due 2038, (6) 9.875% senior notes due 2039, (7) 5.125% senior notes due 2020, (8) 6.75% senior notes due 2040, (9) 4.50% senior notes due 2021, (10) 5.95% senior notes due 2042, (11) 5.875% exchangeable senior notes due 2021, (12) 7.75% senior notes due 2021, (13) 8.25% senior notes due 2023 and (14) 9.875% senior notes due 2024. At December 31, 2017, Weatherford Delaware also guaranteed the 6.00% senior notes due 2018, which were repaid in full in March 2018 and the 9.625% senior notes due 2019, which were repaid in full through early redemption of the bond in April 2018.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended September 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,444	$—	$1,444
Costs and Expenses	(2)	—	—	(1,455)	—	(1,457)
Operating Income (Loss)	(2)	—	—	(11)	—	(13)

Other Income (Expense):
Interest Expense, Net	—	(141)	(26)	5	6	(156)
Intercompany Charges, Net	6	113	(7)	(118)	6	—
Equity in Subsidiary Income (Loss)	(214)	93	8	—	113	—
Other, Net	11	42	46	(55)	(47)	(3)
Income (Loss) Before Income Taxes	(199)	107	21	(179)	78	(172)
(Provision) Benefit for Income Taxes	—	—	—	(22)	—	(22)
Net Income (Loss)	(199)	107	21	(201)	78	(194)
Noncontrolling Interests	—	—	—	5	—	5
Net Income (Loss) Attributable to Weatherford	$(199)	$107	$21	$(206)	$78	$(199)
Comprehensive Income (Loss) Attributable to Weatherford	$(208)	$91	$16	$(214)	$107	$(208)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended September 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,460	$—	$1,460
Costs and Expenses	(3)	6	1	(1,534)	—	(1,530)
Operating Income (Loss)	(3)	6	1	(74)	—	(70)

Other Income (Expense):
Interest Expense, Net	—	(149)	(10)	6	5	(148)
Intercompany Charges, Net	(2)	1	(59)	60	—	—
Equity in Subsidiary Income	(244)	(518)	(445)	—	1,207	—
Other, Net	(7)	(54)	(53)	54	52	(8)
Income (Loss) Before Income Taxes	(256)	(714)	(566)	46	1,264	(226)
(Provision) Benefit for Income Taxes	—	—	—	(25)	—	(25)
Net Income (Loss)	(256)	(714)	(566)	21	1,264	(251)
Noncontrolling Interests	—	—	—	5	—	5
Net Income (Loss) Attributable to Weatherford	$(256)	$(714)	$(566)	$16	$1,264	$(256)
Comprehensive Income (Loss) Attributable to Weatherford	$(168)	$(687)	$(538)	$104	$1,121	$(168)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Nine Months Ended September 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$4,315	$—	$4,315
Costs and Expenses	(5)	—	—	(4,435)	—	(4,440)
Operating Income (Loss)	(5)	—	—	(120)	—	(125)

Other Income (Expense):
Interest Expense, Net	—	(422)	(65)	14	16	(457)
Intercompany Charges, Net	(9)	115	(36)	(793)	723	—
Equity in Subsidiary Income (Loss)	(761)	(229)	(148)	—	1,138	—
Other, Net	67	142	179	(240)	(181)	(33)
Income (Loss) Before Income Taxes	(708)	(394)	(70)	(1,139)	1,696	(615)
(Provision) Benefit for Income Taxes	—	—	—	(80)	—	(80)
Net Income (Loss)	(708)	(394)	(70)	(1,219)	1,696	(695)
Noncontrolling Interests	—	—	—	13	—	13
Net Income (Loss) Attributable to Weatherford	$(708)	$(394)	$(70)	$(1,232)	$1,696	$(708)
Comprehensive Income (Loss) Attributable to Weatherford	$(877)	$(436)	$(41)	$(1,401)	$1,878	$(877)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Nine Months Ended September 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$4,209	$—	$4,209
Costs and Expenses	(11)	45	2	(4,674)	—	(4,638)
Operating Income (Loss)	(11)	45	2	(465)	—	(429)

Other Income (Expense):
Interest Expense, Net	—	(432)	(30)	21	14	(427)
Intercompany Charges, Net	2	(89)	(102)	189	—	—
Equity in Subsidiary Income	(924)	(650)	(265)	—	1,839	—
Other, Net	58	(23)	(1)	40	(2)	72
Income (Loss) Before Income Taxes	(875)	(1,149)	(396)	(215)	1,851	(784)
(Provision) Benefit for Income Taxes	—	—	—	(75)	—	(75)
Net Income (Loss)	(875)	(1,149)	(396)	(290)	1,851	(859)
Noncontrolling Interests	—	—	—	16	—	16
Net Income (Loss) Attributable to Weatherford	$(875)	$(1,149)	$(396)	$(306)	$1,851	$(875)
Comprehensive Income (Loss) Attributable to Weatherford	$(754)	$(1,153)	$(436)	$(184)	$1,773	$(754)

Condensed Consolidating Balance Sheet
September 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$66	$—	$327	$—	$393
Other Current Assets	1	—	477	3,372	(513)	3,337
Total Current Assets	1	66	477	3,699	(513)	3,730

Equity Investments in Affiliates	(1,562)	8,003	7,882	400	(14,723)	—
Intercompany Receivables, Net	14	384	—	2,569	(2,967)	—
Other Assets	—	49	47	5,090	(78)	5,108
Total Assets	$(1,547)	$8,502	$8,406	$11,758	$(18,281)	$8,838

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$377	$—	$19	$—	$396
Accounts Payable and Other Current Liabilities	6	137	—	2,272	(512)	1,903
Total Current Liabilities	6	514	—	2,291	(512)	2,299

Long-term Debt	—	6,645	768	140	73	7,626
Intercompany Payables, Net	—	—	2,967	—	(2,967)	—
Other Long-term Liabilities	—	—	—	421	—	421
Total Liabilities	6	7,159	3,735	2,852	(3,406)	10,346

Weatherford Shareholders’ Equity	(1,553)	1,343	4,671	8,861	(14,875)	(1,553)
Noncontrolling Interests	—	—	—	45	—	45
Total Liabilities and Shareholders’ Equity	$(1,547)	$8,502	$8,406	$11,758	$(18,281)	$8,838

Condensed Consolidating Balance Sheet
December 31, 2017

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$195	$—	$418	$—	$613
Other Current Assets	1	—	516	3,298	(550)	3,265
Total Current Assets	1	195	516	3,716	(550)	3,878

Equity Investments in Affiliates	(460)	7,998	8,009	530	(16,077)	—
Intercompany Receivables, Net	—	—	—	4,213	(4,213)	—
Other Assets	—	8	4	5,857	—	5,869
Total Assets	$(459)	$8,201	$8,529	$14,316	$(20,840)	$9,747

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$128	$—	$20	$—	$148
Accounts Payable and Other Current Liabilities	10	183	—	2,439	(550)	2,082
Total Current Liabilities	10	311	—	2,459	(550)	2,230

Long-term Debt	—	7,127	166	159	89	7,541
Intercompany Payables, Net	87	242	3,884	—	(4,213)	—
Other Long-term Liabilities	70	146	136	332	(137)	547
Total Liabilities	167	7,826	4,186	2,950	(4,811)	10,318

Weatherford Shareholders’ Equity	(626)	375	4,343	11,311	(16,029)	(626)
Noncontrolling Interests	—	—	—	55	—	55
Total Liabilities and Shareholders’ Equity	$(459)	$8,201	$8,529	$14,316	$(20,840)	$9,747

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(708)	$(394)	$(70)	$(1,219)	$1,696	$(695)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	9	(115)	36	793	(723)	—
Equity in (Earnings) Loss of Affiliates	761	229	148	—	(1,138)	—
Deferred Income Tax Provision (Benefit)	—	—	—	(1)		(1)
Other Adjustments	74	566	(1,485)	1,029	165	349
Net Cash Provided (Used) by Operating Activities	136	286	(1,371)	602	—	(347)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(111)	—	(111)
Capital Expenditures for Assets Held for Sale	—	—	—	(30)	—	(30)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	4	—	4
Acquisition of Intellectual Property	—	—	—	(11)	—	(11)
Proceeds from Sale of Assets	—	—	—	70	—	70
Proceeds from Sale of Businesses and Equity Investment, Net	—	—	—	37	—	37
Net Cash Provided (Used) by Investing Activities	—	—	—	(41)	—	(41)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	192	—	(22)	—	170
Borrowings (Repayments) Long-term Debt, Net	—	(464)	587	(8)	—	115
Borrowings (Repayments) Between Subsidiaries, Net	(136)	(143)	784	(505)	—	—
Other, Net	—	—	—	(62)	—	(62)
Net Cash Provided (Used) by Financing Activities	(136)	(415)	1,371	(597)	—	223
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(55)	—	(55)
Net Increase (Decrease) in Cash and Cash Equivalents	—	(129)	—	(91)	—	(220)
Cash and Cash Equivalents at Beginning of Period	—	195	—	418	—	613
Cash and Cash Equivalents at End of Period	$—	$66	$—	$327	$—	$393

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(875)	$(1,149)	$(396)	$(290)	$1,851	$(859)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(2)	89	102	(189)	—	—
Equity in (Earnings) Loss of Affiliates	924	650	265	—	(1,839)	—
Deferred Income Tax Provision (Benefit)	—	—	—	(7)	—	(7)
Other Adjustments	(129)	241	52	230	(12)	382
Net Cash Provided (Used) by Operating Activities	(82)	(169)	23	(256)	—	(484)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(147)	—	(147)
Acquisition of Assets Held for Sale	—	—	—	(244)	—	(244)
Acquisition of Business, Net of Cash Acquired	—	—	—	(7)	—	(7)
Acquisition of Intellectual Property	—	—	—	(13)	—	(13)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	36	—	36
Proceeds (Payments) from Sale of Businesses, Net	—	—	—	(1)	—	(1)
Other Investing Activities	—	—	—	(25)	—	(25)
Net Cash Provided (Used) by Investing Activities	—	—	—	(401)	—	(401)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	225	—	(107)	—	118
Borrowings (Repayments) Long-term Debt, Net	—	212	(94)	79	—	197
Borrowings (Repayments) Between Subsidiaries, Net	82	(797)	67	648	—	—
Other, Net	—	—	—	(28)	—	(28)
Net Cash Provided (Used) by Financing Activities	82	(360)	(27)	592	—	287
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	6	—	6
Net Increase (Decrease) in Cash and Cash Equivalents	—	(529)	(4)	(59)	—	(592)
Cash and Cash Equivalents at Beginning of Period	—	586	4	447	—	1,037
Cash and Cash Equivalents at End of Period	$—	$57	$—	$388	$—	$445

20. Subsequent Event

On October 18, 2018, we entered into a sale and purchase agreement to sell our laboratory services business to Oil & Gas Labs, LLC, an affiliate of CSL Capital Management, L.P., for an aggregate purchase price of $205 million in cash, subject to customary post-closing working capital adjustments. The business to be sold includes our laboratory and geological analysis business, including substantially all employees, personnel and associated contracts related to the business. The transaction is expected to close before December 31, 2018, subject to receipt of regulatory approvals and third-party consents, as well as other customary closing conditions.

On November 1, 2018, we announced the closing of the first portion of the ADES transaction relating to our land drilling rig operations in Kuwait and received $123 million in cash. This closing is the first in a series of four closings, the majority of which are expected to be completed by year-end 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Weatherford,” the “Company,” “we,” “us” and “our” refer to Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, please review the section entitled “Forward-Looking Statements” and the section entitled “Part II – Other Information – Item 1A. – Risk Factors.”

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
September 30, 2018	$73.25	$3.01	1,260	1,003
December 31, 2017	60.42	2.95	1,127	949
September 30, 2017	51.67	3.01	1,154	947

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Quarterly average rig count – Source: Baker Hughes Rig Count

During the first nine months of 2018 oil prices ranged from a low of $59.19 per barrel in mid-February to a high of $74.15 per barrel in late June on the New York Mercantile Exchange. Natural gas ranged from a high of $3.63 MM/BTU in late January to a low of $2.55 MM/BTU in mid-February. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Outlook

For the remainder of 2018, we continue to expect growth in the Western Hemisphere to be driven by higher demand for our products and services in well construction, production, and drilling services as rig count increases, supplies tighten and as our transformation progresses. North America is expected to continue with the transient reduction in the Permian Basin, combined with slightly lower results in Latin America, mainly as a result of inflationary pressures in Argentina, partially offset by seasonal improvements in Canada. In the Eastern Hemisphere, we continue to anticipate growth in the North Sea, Continental Europe and in the Gulf Cooperation Council countries as activity rebounds. We expect activity levels in Russia, Africa, and Asia to remain relatively stable. We believe certain deepwater markets in the Eastern Hemisphere have likely reached their bottom with only minor expected improvements in the near term.

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

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. In the first quarter of 2018 we acquired the remaining interest in our Qatari joint venture that we now consolidate. We evaluate our disposition candidates based on the strategic fit within our business and/or our short and long-term objectives. On July 11, 2018, we entered into purchase and sale agreements to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia as well as two idle land rigs in Iraq, to ADES International Holding Ltd. (“ADES”), for an aggregate purchase price of $287.5 million. During the second quarter of 2018, we also committed to plans to divest certain remaining land drilling rigs operations and other business operations for which we believe a sale is probable within the next twelve months. In the third quarter of 2018, we completed the sale of an equity investment in a joint venture for $12.5 million. On October 18, 2018, we entered into a sale and purchase agreement to sell our laboratory services business to Oil & Gas Labs, LLC, for an aggregate purchase price of $205 million. Upon completion, the cash proceeds from any divestitures are expected to be used to for working capital or repay or repurchase debt. Any such debt reduction may include the repurchase of our outstanding senior notes prior to their maturity in the open market or through a privately negotiated transaction.

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

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the third quarter and the first nine months of 2018 and 2017:

	Three Months Ended
	September 30,
(Dollars and shares in millions, except per share data)	2018	2017	Favorable (Unfavorable)	Percentage Change
Revenues:
Western Hemisphere	$762	$767	$(5)	(1)%
Eastern Hemisphere	682	693	(11)	(2)%
Total Revenues	1,444	1,460	(16)	(1)%

Operating Income (Loss):
Western Hemisphere	78	3	75	2,500%
Eastern Hemisphere	38	(10)	48	480%
Total Segment Operating Income (Loss)	116	(7)	123	1,757%
Corporate General and Administrative	(31)	(28)	(3)	(11)%
Restructuring and Transformation Charges	(27)	(34)	7	21%
Long-Lived Asset Impairments, Asset Write-Downs and Other	(71)	(1)	(70)	(7,000)%
Total Operating Loss	(13)	(70)	57	81%

Interest Expense, Net	(156)	(148)	(8)	(5)%
Warrant Fair Value Adjustment	11	(7)	18	257%
Currency Devaluation Charges	(8)	—	(8)	—%
Other Income (Expense), Net	(6)	(1)	(5)	(500)%
Loss Before Income Taxes	(172)	(226)	54	24%
Income Tax Provision	(22)	(25)	3	12%
Net Loss	(194)	(251)	57	23%
Net Income Attributable to Noncontrolling Interests	5	5	—	—%
Net Loss Attributable to Weatherford	$(199)	$(256)	$57	22%

Net Loss per Diluted Share Attributable to Weatherford	$(0.20)	$(0.26)	$0.06	23%
Weighted Average Diluted Shares Outstanding	998	990	(8)	(1)%
Depreciation and Amortization	$128	$199	$71	36%

	Nine Months Ended
	September 30,
(Dollars and shares in millions, except per share data)	2018	2017	Favorable (Unfavorable)	Percentage Change
Revenues:
Western Hemisphere	$2,287	$2,178	$109	5%
Eastern Hemisphere	2,028	2,031	(3)	—%
Total Revenues	4,315	4,209	106	3%

Operating Income (Loss):
Western Hemisphere	152	(78)	230	295%
Eastern Hemisphere	73	(91)	164	180%
Total Segment Operating Income (Loss)	225	(169)	394	233%
Corporate General and Administrative	(101)	(94)	(7)	(7)%
Restructuring and Transformation Charges	(90)	(140)	50	(36)%
Long-Lived Asset Impairments, Asset Write-Downs and Other	(159)	(26)	(133)	512%
Total Operating Loss	(125)	(429)	304	71%

Interest Expense, Net	(457)	(427)	(30)	(7)%
Bond Tender and Call Premium	(34)	—	(34)	—%
Warrant Fair Value Adjustment	67	58	9	16%
Currency Devaluation Charges	(45)	—	(45)	—%
Other Income (Expense), Net	(21)	14	(35)	(250)%
Loss Before Income Taxes	(615)	(784)	169	22%
Income Tax Provision	(80)	(75)	(5)	(7)%
Net Loss	(695)	(859)	164	19%
Net Income Attributable to Noncontrolling Interests	13	16	(3)	(19)%
Net Loss Attributable to Weatherford	$(708)	$(875)	$167	19%

Net Loss per Diluted Share	$(0.71)	$(0.88)	$0.17	19%
Weighted Average Diluted Shares Outstanding	996	989	(7)	(1)%
Depreciation and Amortization	$419	$611	$192	31%

Revenues Percentage by Business Group

The following chart contains the consolidated revenues of our business groups for the third quarter and the first nine months of 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Production	26%	26%	27%	25%
Completions	21	22	21	22
Drilling and Evaluation	25	24	24	25
Well Construction	28	28	28%	28%
Total	100%	100%	100%	100%

Consolidated and Segment Revenues

Quarter-to-Date and Year-to-Date

Consolidated revenues decreased $16 million, or 1%, in the third quarter of 2018 compared to the third quarter of 2017 and increased $106 million, or 3%, during the first nine months of 2018 compared to the first nine months of 2017.

•
Western Hemisphere revenues decreased $5 million, or 1%, in the third quarter of 2018, compared to the third quarter of 2017 due to lower activity levels in Canada as a result of increasing crude oil differentials driven by pipeline takeaway capacity constraints, which reduced demand for drilling and production products and services. This decline was offset by higher revenues associated with Integrated Services Projects in Latin America.

•
Western Hemisphere revenues during the first nine months of 2018 improved $109 million, or 5%, compared to the first nine months of 2017 on higher activity levels in all product lines in the U.S. and an improved product mix for the Production and Completions product lines in the U.S. Growth in Latin America was driven by higher demand for Integrated Services and Projects in Mexico and improved activity levels in Argentina. These improvements were partially offset by lower activity in Canada due to a general slowdown and increasing crude oil differentials.

•
Eastern Hemisphere revenues decreased $11 million, or 2%, in the third quarter of 2018 and $3 million during the first nine months of 2018 compared to the third quarter and first nine months of 2017, respectively. The modest decline in revenues was primarily due to fewer offshore projects in West Africa, the North Sea and Asia, partially offset with increased activity and higher product sales in the Gulf Cooperation Countries.

Consolidated and Segment Operating Results

Quarter-to-Date and Year-to-Date

Consolidated operating results improved $57 million, or 81%, in the third quarter of 2018 compared to the third quarter of 2017 and $304 million, or 71%, in the first nine months of 2018 compared to the first nine months of 2017.

•
Western Hemisphere third quarter 2018 segment operating income of $78 million improved $75 million compared to the third quarter of 2017. For the first nine months of 2018, Western Hemisphere segment operating income of $152 million improved $230 million, or 295%, compared to the first nine months of 2017. The improvement in segment operating results was driven by Production, Completions and Well Construction activity increases in the U.S. with a profitable product mix, a decline in operating costs and lower depreciation associated with our transformation efforts. Operating income also improved due to growth in Latin America driven by higher demand for Integrated Services and Projects in Mexico and improved activity levels in Argentina across all product lines and particularly Pressure Pumping services. These improvements were partially offset by lower operating results in Canada and foreign exchange rate impacts in Latin America. In addition, a change in revenue recognition in Venezuela reduced operating results in the prior year.

•
Eastern Hemisphere segment operating income of $38 million improved $48 million, or 480%, in the third quarter of 2018 compared to the third quarter of 2017. For the first nine months of 2018, Eastern Hemisphere segment operating income of $73 million improved $164 million, or 180%, compared to the first nine months of 2017. This improvement in operating income is due to higher profitability in all product lines primarily in the Middle East due to higher activity levels, a reduced cost structure and improved service quality resulting in greater revenue efficiency.

•
Restructuring and transformation charges in the third quarter of 2018 decreased $7 million and $50 million for the first nine months of 2018, compared to the third quarter and first nine months of 2017, respectively. Restructuring charges include severance charges, facility exit costs and transformation charges.

•
Long-lived asset impairments, asset write-downs and other charges in the third quarter of 2018 increased $70 million and $133 million for the first nine months of 2018, compared to the third quarter and first nine months of 2017, respectively. These charges include long-lived asset impairments primarily related to our land drilling rigs and other asset write-downs and inventory charges, partially offset by gains on property sales, a reduction of a contingency reserve on a legacy contract and gains on purchase and sale of joint venture interests and previously disposed of businesses. The third quarter of 2018 and first nine months of 2018 include an $18 million charge for the correction of an error relating to 2017. For additional details on this correction see “Note 4 – Business Combinations and

Divestitures” to our Condensed Consolidated Financial Statements.

Interest Expense, Net

Net interest expense was $156 million and $457 million for the third quarter and the first nine months of 2018, respectively, compared to $148 million and $427 million for the third quarter and the first nine months of 2017, respectively. The increase in interest expense for the third quarter and the first nine months of 2018 is primarily from higher average borrowings and interest rates in 2018 compared to 2017.

Warrant Fair Value Adjustment

We had warrant fair value gains of $11 million and $67 million for the third quarter and the first nine months of 2018, respectively, compared to a loss of $7 million and a gain of $58 million for the third quarter and the first nine months of 2017, respectively, related to the fair value adjustment to our warrant liability. The change in fair value of the warrant during the first nine months of 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in Weatherford’s stock price. The change in fair value of the warrant during 2017 was principally due to a decrease in Weatherford’s stock price.

Currency Devaluation Charges

For the third quarter and the first nine months ended September 30, 2018, we recognized currency devaluation charges of $8 million and $45 million, respectively, primarily related to the devaluation of the Angolan kwanza. The devaluation of the Angolan kwanza was due to a change in Angolan central bank policy in January 2018. For the third quarter and the first nine months ended September 30, 2017, we had no currency devaluation charges. Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. For additional information see “Cash Requirements of the Liquidity and Capital Resources” section in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items and pre-tax losses for which no benefit has been recognized) for the reporting period. For the third quarter and the nine months ended September 30, 2018, we have determined that since small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for the current quarter. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the third quarter and the first nine months of 2018, we had a tax expense of $22 million and $80 million, respectively, on a loss before income taxes of $172 million and $615 million, respectively. Results for the third quarter and the first nine months of 2018 include losses with no significant tax benefit. The tax expense for the third quarter and the first nine months of 2018 also includes withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or “TCJA”). The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017 held in cash and illiquid assets (with the latter taxed at a lower rate), and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax). The SEC has issued guidance that allows for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts. In the fourth quarter of 2017, the Company did not have all the necessary information to analyze all effects of this tax reform; as a result, we recorded a provisional amount which we believe represents a reasonable estimate of the accounting implications of this tax reform. In addition, the various impacts of the TCJA may differ from the estimated impacts recognized in the fourth quarter due to regulatory guidance that may be issued in the future, tax law technical corrections, refined computations, and possible changes in the Company’s interpretations, assumptions, and actions as a result of the tax legislation. No adjustment to the provisional amount has been identified in the nine months of 2018 and we do not expect a material change to the provision in the fourth quarter.  We will continue to monitor and assess additional guidance that may be issued in the fourth quarter which may impact our estimate.

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

For the third quarter and the first nine months of 2017, we had a tax expense of $25 million and $75 million, respectively, on a loss before income taxes of $226 million and $784 million, respectively. Results for the third quarter and the first nine months of 2017 include losses with no significant tax benefit. The tax expense for the third quarter and the first nine months of 2017 also included withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

Restructuring and Transformation Charges

Due to the highly competitive nature of our business and the continuing losses we incurred over the last few years, we continue to reduce our overall cost structure and workforce to better align our business with current activity levels. The ongoing cost reduction plan, which began in 2018 and is expected to continue through 2019 (the “Transformation Plan”), included a workforce reduction, organizational restructure, facility consolidations and other cost reduction measures and efficiency initiatives across our geographic regions.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $27 million in the third quarter and $90 million during the first nine months of 2018. In connection with the 2016-17 Plan, we recognized restructuring charges of $34 million in the third quarter and $140 million during the first nine months of 2017. Please see “Note 5 – Restructuring Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

At September 30, 2018, we had cash and cash equivalents of $393 million compared to $613 million at December 31, 2017. The following table summarizes cash flows provided by (used in) each type of activity for the first nine months of 2018 and 2017:

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Net Cash Used in Operating Activities	$(347)	$(484)
Net Cash Used in Investing Activities	(41)	(401)
Net Cash Provided by Financing Activities	223	287

Operating Activities

In the first nine months of 2018, cash used in operating activities was $347 million compared to cash used of $484 million in the first nine months of 2017. Cash used in operating activities in 2018 was driven by working capital needs, cash payments for debt interest and cash severance and restructuring costs.

Investing Activities

Our cash used in investing activities was $41 million during the first nine months of 2018 compared to cash used of $401 million in the first nine months of 2017. In the first nine months of 2018, the primary drivers of investing activities were capital expenditures of $141 million for property, plant and equipment and assets held for sale, which was partially offset by net proceeds from dispositions of assets and businesses and equity investments of $107 million.

Capital expenditures for property, plant and equipment were $111 million and $147 million for the first nine months of 2018 and 2017, respectively. The amount we spend for capital expenditures varies each year and is based on the types of contracts into which we enter, our asset availability and our expectations with respect to industry activity levels in the following year. In addition, in the first nine months of 2018 we purchased assets held for sale of $30 million related to our land drilling rigs business, which were impaired in the same period. In the first nine months of 2017, we purchased assets held for sale of $244 million related to previously leased pressure pumping equipment.

Other investing sources of cash for the first nine months of 2018 included cash proceeds of $70 million from asset dispositions and cash proceeds of $37 million from the sale of our continuous sucker rod service business in Canada and an equity investment. The cash sources were partially offset by cash paid of $11 million to acquire intellectual property and other intangibles.

Other investing activities for the first nine months of 2017 included cash paid of $13 million to acquire intellectual property and other intangibles, $25 million related to the purchase of held to maturity bonds, and $7 million related to business acquisitions, partially offset by cash proceeds of $36 million from the disposition of assets.

Financing Activities

In February 2018, we issued $600 million in aggregate principal amount of our 9.875% senior notes due 2025 for net proceeds of $586 million. We used part of the proceeds from our debt offering to repay in full our 6.00% senior notes due March 2018 and to fund a concurrent tender offer to purchase all of our 9.625% senior notes due 2019.

Net long- and short-term debt repayments, including the tender offer and borrowings under our revolving credit facilities, in the first nine months of 2018 totaled $335 million. We settled the tender offer for $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative loss of $34 million on these transactions in “Bond Tender and Call Premium” on the accompanying Consolidated Statements of Operations. The debt repayments and bond tender premium payments were partially offset by net borrowings primarily under our revolving credit facilities of $170 million.

In the first nine months of 2017, we received net proceeds of approximately $250 million from the June 2017 issuance of our 9.875% senior notes due in 2024. Long-term debt repayments in the first nine months of 2017 were $53 million. Net short-term debt borrowings were $118 million in the first nine months of 2017.

Other financing activities in the first nine months of 2018 primarily included the costs incurred for the amended Credit Agreements and payments of non-controlling interest dividends. Other financing activities in the first nine months of 2017 related primarily to payments of non-controlling interest dividends.

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

Revolving Credit Agreements and Term Loan Agreement

On August 16, 2018, we amended and restated our existing Revolving Credit Agreement, entered into a Secured Second Lien 364-Day Revolving Credit Agreement and amended certain terms of our existing Term Loan Agreement. At September 30, 2018, we have two revolving credit agreements with total commitments of $900 million, comprised of an unsecured senior revolving credit agreement (the “A&R Credit Agreement”) in the amount of $583 million, and a Secured Second Lien 364-Day Revolving Credit Agreement (the “364-Day Credit Agreement” and, together with the A&R Credit Agreement, the “Revolving Credit Agreements”) in the amount of $317 million. At September 30, 2018, we have principal borrowings of $338 million under the Term Loan Agreement. We collectively refer to our Revolving Credit Agreements and Term Loan Agreement as the “Credit Agreements.”

Under the terms of the A&R Credit Agreement, commitments of $226 million from non-extending lenders (“non-extending lenders”) will mature on July 12, 2019 and commitments of $357 million from extending lenders (“extending lenders”) will mature on July 13, 2020. Commitments from our extending lenders will reduce by $54 million on November 14, 2018. The 364-Day Credit Agreement matures on August 15, 2019.

The A&R Credit Agreement and Term Loan Agreement were amended to permit the debt and the liens to be incurred under the 364-Day Credit Agreement and to make other modifications related to factoring of receivables, senior borrowings, permitted liens, and covenants.

At September 30, 2018, we had total borrowing availability of $378 million available under our Credit Agreements. The following tables summarizes our Credit Agreements borrowing capacity utilization and availability:

(Dollars in millions)	September 30, 2018
Facilities	$1,238
Less uses of facilities:
364-Day Credit Agreement	317
A&R Credit Agreement	—
Letters of Credit	205
Term Loan Principal Borrowing	338
Borrowing Availability	$378

Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants. As of September 30, 2018, we were in compliance with our financial covenants as defined in the Credit Agreements as well as under our indentures. Based on our current financial projections, we believe we will continue to remain in compliance with our covenants.

Other Short-Term Borrowings

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At September 30, 2018, we had $18 million in short-term borrowings under these arrangements.

Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first nine months of 2018, we sold accounts receivable of $284 million and recognized a loss of $2 million on these sales. We received cash proceeds totaling $278 million. In the first nine months of 2017, we sold accounts receivable of $150 million and recognized a loss of $1 million. Our factoring transactions in the first nine months of 2018 and 2017 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

In the first quarter of 2017, we converted trade receivables of $65 million into a note from a customer with a face value of $65 million. The note had a three year term at a 4.625% stated interest rate. We reported the note as a trading security within “Other Current Assets” at fair value on the Condensed Consolidated Balance Sheets at its fair value of $58 million on March 31, 2017. The note fair value was considered a Level 2 valuation and was estimated using secondary market data for similar bonds. During the second quarter of 2017, we sold the note for $59 million.

Ratings Services’ Credit Ratings

On October 24, 2018, S&P Global Ratings downgraded our senior unsecured notes to CCC+ from B-, with a negative outlook. Weatherford’s issuer credit rating was lowered to B- from B. Our Moody’s Investors Services credit rating on our senior unsecured notes is currently Caa1 and our short-term rating is SGL-3, both with a negative outlook. We continue to have access and expect we will continue to have access to most credit markets.

Cash Requirements

We anticipate our remaining 2018 cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, payments for short-term working capital needs and transformation costs, including severance payments. Our cash requirements may also include opportunistic debt repurchases, business acquisitions and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, cash generated by our operations, availability under our credit facilities, accounts receivable factoring, proceeds from disposals of businesses or capital assets. We anticipate that cash generated from operations will be augmented by working capital improvements, increased activity, improved margins and proceeds from contractually committed and announced divestitures. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. We also intend to enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Capital expenditures for 2018 are projected to range between $200 million to $250 million, excluding expenditures for our land drilling rigs business, compared to capital expenditures of $225 million in 2017 (excluding the purchase of certain leased pressure pumping equipment for a total amount of $244 million in 2017). These projections are due to anticipated activity in the oil and gas business related to stabilizing active rig counts. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2018. Expenditures are expected to be used primarily to supporting ongoing activities of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs.

Cash and cash equivalents of $391 million at September 30, 2018, are held by subsidiaries outside of Switzerland, the Company’s taxing jurisdiction. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax.

As of September 30, 2018, $52 million of our cash and cash equivalents balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. dollar conversions. In January 2018, the Angolan National Bank announced a new currency exchange policy and the Angolan kwanza subsequently devalued approximately 19% and as of September 30, 2018, has devalued approximately 75% since December 31, 2017. As a result, we recognized currency devaluation charges of $8 million in the third quarter of 2018 $45 million for the first nine months of 2018, primarily for the Angolan kwanza.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below.

The 6.80% senior notes due 2037 of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2018 and December 31, 2017. At September 30, 2018, Weatherford Bermuda also guaranteed the 9.875% senior notes due 2025.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2018 and December 31, 2017: (1) A&R Credit Agreement, (2) Term Loan Agreement, (3) 364-Day Credit Agreement(4) 6.50% senior notes due 2036, (5) 7.00% senior notes due 2038, (6) 9.875% senior notes due 2039, (7) 5.125% senior notes due 2020, (8) 6.75% senior notes due 2040, (9) 4.50% senior notes due 2021, (10) 5.95% senior notes due 2042, (11) 5.875% exchangeable senior notes due 2021, (12) 7.75% senior notes due 2021, (13) 8.25% senior notes due 2023 and (14) 9.875% senior notes due 2024. At December 31, 2017, Weatherford Delaware also guaranteed the 6.00% senior notes due 2018, which were repaid in full in March 2018 and the 9.625% senior notes due 2019, which were repaid in full through early redemption of the bond in April 2018.

As a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See “Note 19 – Condensed Consolidating Financial Statements” to our Condensed Consolidated Financial Statements for our guarantor financial information.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of September 30, 2018, we had $531 million of letters of credit and performance and bid bonds outstanding, consisting of $326 million outstanding under various uncommitted credit facilities (of which $93 million has been cash collateralized and included in “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets) and $205 million of letters of credit outstanding under our A&R Credit Agreement. We also have $9 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

See “Note 12 – Derivative Instruments” to our Condensed Consolidated Financial Statements for details regarding our use of interest rate swaps and derivative contracts we enter to hedge our exposure to currency fluctuations in various foreign currencies and other derivative activities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Condensed Consolidated Financial Statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted below.

Goodwill

We perform an impairment test for goodwill annually as of October 1 or more frequently if indicators of potential impairment exist that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. These indicators could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Our reporting units are based on our regions and include North America, Latin America, Europe and Sub-Sahara Africa, Russia/China, Middle East/North Africa, and Asia. If it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we must perform the quantitative goodwill impairment test. The quantitative step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values.

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

We determined that none of our reporting units were at risk of impairment as of our most recent annual goodwill impairment testing date. The valuation of our reporting units is reflective of the enterprise value based on the long-term financial forecast for the business. In this highly competitive and volatile market, it is possible that we may not realize our forecast. Considering the magnitude of the goodwill and intangible assets of the reporting unit in the Europe and Sub-Sahara Africa region, we closely monitor the performance of this business versus the long-term forecast to determine if any impairments exist. In the third quarter of 2018, certain business lines within the reporting unit in the Europe and Sub-Sahara Africa region had not met their sales volume and revenue goals, and the mix of products and services resulted in lower margins than planned due to the continued depressed offshore deepwater environments mainly in the Sub-Sahara region. As we are currently beginning our annual budgeting and planning process, we will use the targets, resource allocations, and strategic decisions made in this process as the inputs for the associated cash flows and valuations in our October 1 annual impairment test. Given its recent performance, the Europe and Sub-Sahara Africa region is at an elevated risk of impairment. Declines in expected future cash flows, reduction in future growth rates, or an increase in the risk-adjusted discount rate used to estimate the fair value of the reporting unit in the Europe and Sub-Sahara Africa region may result in a determination that an impairment adjustment is required, resulting in a potentially material non-cash charge to earnings.

New Accounting Pronouncements

See “Note 2 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements.

Forward-Looking Statements

This report contains various statements relating to future financial performance and results, liquidity, business strategy, plans, goals and objectives, including certain projections, business trends and other statements that are not historical facts. These statements constitute forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “strategy,” “plan,” “guidance,” “outlook,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

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

•	nonrealization of expected benefits from our acquisitions or business dispositions and our ability to timely execute and close such acquisitions and dispositions;

•	inability to divest certain non-core assets of our business;

•	our ability to realize expected revenues and profitability levels from current and future contracts;

•
our ability to manage our workforce, supply chain and business processes, information technology systems and technological innovation and commercialization, including the impact of our organization restructure, business enhancements, transformation efforts and the cost and support reduction plans;

•	our high level of indebtedness and its impact on our ability to generate sufficient liquidity or cash flow to fund our operations or otherwise meet our obligations as they come due;

•	increases in the prices and availability of our raw materials;

•	potential non-cash asset impairment charges for long-lived assets, goodwill, intangible assets or other assets;

•	changes to our effective tax rate;

•	inability to realize cost savings and business enhancements from our transformation efforts;

•	downturns in our industry which could affect the carrying value of our goodwill;

•	member-country quota compliance within the Organization of Petroleum Exporting Countries;

•	adverse weather conditions in certain regions of our operations;

•	our ability to realize the expected benefits from our redomestication from Switzerland to Ireland and to maintain our Swiss tax residency;

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations;

•	our ability to attract, motivate and retain employees, including key personnel;

•
limited authorized share capital, access to capital, significantly higher cost of capital, or difficulty or inability to raise additional funds in the equity or debt capital markets or from other financing sources, including as a result of changes in market conditions, our financial condition or our credit rating; and

•	our ability to extend and/or refinance our Credit Agreements on terms favorable to the Company and comply with restrictions and covenants contained therein.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and the Securities Act of 1933 (as amended, the “Securities Act”). For additional information regarding risks and uncertainties, see our other filings with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site www.weatherford.com under “Investor Relations” as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

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

Highly Inflationary Economy

As of June 30, 2018, the economy of Argentina was deemed to be highly inflationary and, effective July 1, 2018, we changed the functional currency of our Argentine operations from an Argentine peso functional currency to a U.S. dollar functional currency. For the third quarter ended September 30, 2018, the functional currency change resulted in an immaterial currency loss on the Argentine peso denominated net assets held by our subsidiaries. As of September 30, 2018, we had a net monetary asset position denominated in Argentine pesos of $3 million, comprised primarily of accounts receivable and current liabilities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Our management identified no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 18 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. As of September 30, 2018, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
10.1
Amendment No. 3 to Amended and Restated Credit Agreement, dated August 16, 2018, among Weatherford International plc, as guarantor, Weatherford International Ltd. (Bermuda) and WOFS Assurance Limited (Bermuda), as borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference as Exhibit 10.1 of the Company’s Form 8-K filed August 20, 2018, File No. 1-36504).

10.2
Amendment No. 3 to Term Loan Agreement, dated August 16, 2018, among Weatherford International Ltd. (Bermuda), Weatherford International plc, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference as Exhibit 10.2 of the Company’s Form 8-K filed August 20, 2018, File No. 1-36504).

10.3
364-Day Revolving Credit Agreement, dated as of August 16, 2018, among Weatherford International Ltd. (Bermuda) and the other borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N. A., as administrative agent (incorporated by reference as Exhibit 10.3 of the Company’s Form 8-K filed August 20, 2018, File No. 1-36504).

10.4
U.S. Pledge and Security Agreement, dated August 16, 2018, among Weatherford International plc and other guarantors party thereto, relating to the 364-Day Revolving Credit Agreement dated August 16, 2018 (incorporated by reference as Exhibit 10.4 of the Company’s Form 8-K filed August 20, 2018, File No. 1-36504).

10.5
Affiliate Guaranty Agreement, dated August 16, 2018, among Weatherford International plc and other guarantors party thereto, relating to the 364-Day Revolving Credit Agreement dated August 16, 2018 (incorporated by reference as Exhibit 10.5 of the Company’s Form 8-K filed August 20, 2018, File No. 1-36504).

†10.6	Sale and Purchase Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holding Ltd. for the land drilling rigs operations in Saudi Arabia, dated as of July 11, 2018.
†10.7	Sale and Purchase Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holding Ltd. for the land drilling rigs operations in Algeria and Kuwait, dated as of July 11, 2018.
†10.8	Bridging Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holding Ltd., for the sale of land drilling rigs operations dated as of July 11, 2018.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):
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

Weatherford International plc

Date: November 2, 2018	By:	/s/ Christoph Bausch
Christoph Bausch
Executive Vice President and
Chief Financial Officer

Date: November 2, 2018	By:	/s/ Stuart Fraser
Stuart Fraser
Vice President and
Chief Accounting Officer