Form 10-K
period 2018-12-31
Weatherford International plc
filed 2019-02-15
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $2.8 billion based upon the closing price on the New York Stock Exchange as of such date.
The registrant had 1,003,115,729 ordinary shares outstanding as of February 4, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2019 Annual General Meeting of Shareholders to be held on June 25, 2019 are incorporated into Part III of this Form 10-K.

Weatherford International plc
Form 10-K for the Year Ended December 31, 2018

Forward-Looking Statements

This report contains various statements relating to future financial performance and results, business strategy, plans, goals and objectives, including certain projections, business trends and other statements that are not historical facts. These statements constitute forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “strategy,” “plan,” “guidance,” “outlook,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Furthermore, from time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of these risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under “Part I – Item 1A. – Risk Factors” and the following:

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

•	our high level of indebtedness and its impact on our ability to maintain sufficient liquidity to fund our operations or otherwise meet our obligations as they come due in the future;

•	our ability to meet the continued listing standards required by the New York Stock Exchange (the “NYSE”);

•	increases in the prices and availability of our procured products and services;

•	potential non-cash asset impairment charges for long-lived assets, goodwill, intangible assets or other assets;

•	changes to our effective tax rate;

•	ability to realize cost savings and business enhancements from our transformation efforts;

•
downturns in our industry which could affect the carrying value of our goodwill, intangible assets or other assets and impact our ability to generate sufficient liquidity or cash flow to fund our operations or otherwise meet our obligations as they come due in the future;

•	member-country quota compliance within the Organization of Petroleum Exporting Countries (“OPEC”);

•	adverse weather conditions in certain regions of our operations;

•	our ability to maintain our Swiss tax residency;

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations;

•	our ability to attract, motivate and retain employees, including key personnel;

•
limited authorized share capital, access to capital, significantly higher cost of capital, or difficulty or inability to raise additional funds in the equity or debt capital markets or from other financing sources, as a result of changes in market conditions, our financial situation or our credit rating; and

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

We conduct operations in over 80 countries and have service and sales locations in virtually all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis and we report our Western Hemisphere and Eastern Hemisphere as separate and distinct reporting segments.

Our headquarters are located at Weststrasse 1, 6340 Baar, Switzerland and our telephone number at that location is +41.22.816.1500. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our Board of Directors, can be found on our website under the “Investor Relations” section. On our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC. The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov. Our ordinary shares are listed on the NYSE under the symbol “WFT.”

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

Divestitures

In the fourth quarter of 2018, we completed the sale of a portion of the land drilling rigs operations we previously committed to divesting in the fourth quarter of 2017, and received gross cash proceeds of $216 million. The sale represents two of a series of four closings pursuant to the purchase and sale agreements entered into with ADES International Holding Ltd. (“ADES”) in July of 2018 to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia, as well as two idle land rigs in Iraq. The sale is for 31 land rigs and related drilling contracts, as well as the transfer of employees and contract personnel, for an aggregate purchase price of $287.5 million, subject to regulatory approvals, consents and other customary closing conditions and includes potential adjustments based on working capital, net cash, loss or destruction of rigs and drilling contract backlog. We expect to complete the remaining two closings with ADES in the first quarter of 2019.

In December of 2018, we agreed to sell our surface data logging business to Excellence Logging for $50 million in cash, subject to customary post-closing working capital adjustments. The transaction is expected to close in the first half of 2019.

In October of 2018, we agreed to sell our Reservoir Solutions business, also known as our laboratory services business to an affiliate of CSL Capital Management, L.P., for an aggregate purchase price of $205 million in cash, subject to customary post-closing working capital adjustments. The transaction is expected to close in the first quarter of 2019.

In December of 2017, we completed the sale of our U.S. pressure pumping and pump-down perforating assets for $430 million in cash. We sold our related facilities, field assets, and supplier and customer contracts related to these businesses. Proceeds from the sale were used to reduce outstanding indebtedness.

Reporting Segments

The Company's chief operating decision maker (its chief executive officer) regularly reviews information by our two reportable segments, which are our Western Hemisphere and Eastern Hemisphere segments. These reportable segments are based on management’s organization and view of Weatherford’s business when making operating decisions, allocating resources and assessing performance. Research and development expenses are included in the results of our Western and Eastern Hemisphere segments. Our corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately on the caption Corporate General and Administrative.

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

Pressure Pumping offers customers advanced chemical technology and services for safe and effective production enhancements. We provide pressure pumping and reservoir stimulation services, including acidizing, fracturing and fluid systems, cementing and coiled-tubing intervention, however, our U.S. pressure pumping assets were sold in December of 2017.

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

Liner Systems includes liner hangers to suspend a casing string within a previous casing string rather than from the top of the wellbore. The service line offers a comprehensive liner-hanger portfolio, along with engineering and executional experience, for a wide range of applications that include high-temperature and high-pressure wells.

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

Surface Data Logging Systems provides real-time formation evaluation data by analyzing cuttings, gases, and fluids while drilling. Our offerings include conventional mud-logging services, drilling instrumentation, advanced gas analysis, and wellsite consultants. In December of 2018, we agreed to sell our surface data logging business, which is classified as held for sale as of December 31, 2018.

Wireline Services includes openhole and cased-hole logging services that measure the physical properties of underground formations to determine production potential, locate resources, and detect cement and casing integrity issues. The service line also executes well intervention and remediation operations by conveying equipment via cable into oil and natural gas wells.

Reservoir Solutions provides rock and fluid analysis to evaluate hydrocarbon resources, advisory solutions with engineering strategy and technologies to support assets at various development stages, and software products to optimize production and automate drilling. In October of 2018, we agreed to sell our laboratory services business, which is classified as held for sale as of December 31, 2018.

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

Drilling Tools and Rental Equipment delivers our patented tools and equipment, including drillpipe and collars, bottomhole assembly tools, tubular-handling equipment, pressure-control equipment, and machine-shop services, for drilling oil and natural gas wells.

Land Drilling Rigs provides onshore contract drilling services and related operations on a fleet of land drilling and workover rigs primarily operated in the Eastern Hemisphere. With our technologically diverse fleet, we have the ability to perform a broad range of advanced drilling projects that include multi-well pad drilling, high-pressure high-temperature drilling, deep gas drilling, special well design, and other unconventional drilling methods in various climates. During 2018, we disposed of our Kuwait and Saudi Arabia land drilling rigs operations. Nearly all our remaining land drilling rigs assets are classified as held for sale as of December 31, 2018.

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

Customers

Substantially all of our customers are engaged in the energy industry. Most of our international sales are to large international or national oil companies. As of December 31, 2018, the Eastern Hemisphere accounted for 55% of our net outstanding accounts receivables and the Western Hemisphere accounted for 45% of our net outstanding accounts receivables. As of December 31, 2018, our net outstanding accounts receivable in the U.S. accounted for 18% of our balance and Mexico accounted for approximately 10% of our balance. No other country accounted for more than 10% of our net outstanding accounts receivables balance. During 2018, 2017 and 2016, no individual customer accounted for more than 10% of our consolidated revenues.

Backlog

Our services are usually short-term in nature, day-rate based and cancellable should our customers wish to alter the scope of work. Consequently, our backlog of firm orders is not material to the Company.

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

Seasonality

Weather and natural phenomena can temporarily affect the level of demand for our products and services. Spring months in Canada and winter months in the North Sea and Russia can affect our operations negatively. Additionally, heavy rains or an exceedingly cold winter in a given region or climate changes may impact our results. The unpredictable or unusually harsh weather conditions could lengthen the periods of reduced activity and have a detrimental impact to our results of operations. The widespread geographical locations of our operations serve to mitigate the overall impact of the seasonal nature of our business.

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Our 2018 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2019 to be material.

Employees

As of December 31, 2018, we employed approximately 26,500 employees, which is 9% and 12% lower than our workforce as of December 31, 2017 and 2016, respectively. In response to the price of crude oil and a lower level of exploration and production spending for the last three years, we have reduced our overall costs and workforce to better align with activity levels. See “Item 8. – Financial Statements and Supplementary Data – Note 5 – Restructuring Charges” for details on our workforce reductions. In addition, our workforce has been reduced as a result of the dispositions of certain businesses. Certain of our operations are subject to union contracts and these contracts cover approximately 17% of our employees. We believe we have a dedicated and capable workforce despite the significant headcount reductions over the past three years, which were necessary to adapt our Company to the market conditions.

Executive Officers of Weatherford

The following table sets forth, as of February 15, 2019, the names and ages of the executive officers of Weatherford, including all offices and positions held by each for at least the past five years.

Name	Age	Current Position and Five-Year Business Experience
Mark A. McCollum	59	President, Chief Executive Officer and Director of Weatherford International plc, since April 2017
		Executive Vice President and Chief Financial Officer of Halliburton Company, July 2016 to March 2017
		Executive Vice President and Chief Integration Officer of Halliburton Company, January 2015 to June 2016
		Executive Vice President and Chief Financial Officer of Halliburton Company, January 2008 to December 2014

Christoph Bausch	54	Executive Vice President and Chief Financial Officer of Weatherford International plc, since December 2016
		Controller – Product Lines of Weatherford International plc, May 2016 to November 2016
		Executive Vice President and Chief Financial Officer of Archer Limited, May 2011 to April 2016

Christina M. Ibrahim	51	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of Weatherford International plc, since October 2017
		Executive Vice President, General Counsel and Corporate Secretary of Weatherford International plc, May 2015 to September 2017
		Vice President, Chief Commercial Counsel and Corporate Secretary of Halliburton Company, January 2015 to April 2015
		Vice President, Corporate Secretary & Chief Commercial Counsel – Western Hemisphere of Halliburton Company, January 2014 to December 2014

Karl Blanchard (a)	59	Executive Vice President and Chief Operating Officer of Weatherford International plc, since August 2017
		Chief Operating Officer of Seventy Seven Energy, June 2014 to April 2017
		Vice President of Production Enhancement of Halliburton Company, 2012 to June 2014

Stuart Fraser	51	Vice President and Chief Accounting Officer of Weatherford International plc, since April 2018
		Vice President and Controller Regions and Purchasing, Sourcing and Logistics of Weatherford International plc, May 2017 to March 2018
		Vice President and Global Controller – Operations of Weatherford International plc, March 2015 to April 2017
		Transformation Project Manager – Liquidity Optimization of Schlumberger, July 2014 to February 2015
		Controller Global Drilling Group of Schlumberger, January 2011 to June 2014

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

Item 1A. Risk Factors

An investment in our securities involves various risks. You should consider carefully all of the risk factors described below, the matters discussed herein under “Forward-Looking Statements” and other information included and incorporated by reference in this Form 10-K, as well as in other reports and materials that we file with the SEC. If any of the risks described below or elsewhere in this Form 10-K were to materialize, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our ordinary shares could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial condition, results of operations and cash flows.

Fluctuations in oil and natural gas prices, especially a substantial or extended decline, affect the level of exploration, development and production activity of our customers and the demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Demand for our services and products is tied to the level of exploration, development and production activity and the corresponding capital expenditures by oil and natural gas companies, including national oil companies. The level of exploration, development and production activity is directly affected by fluctuations in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. Therefore, declines in oil and natural gas prices or sustained low oil and natural gas prices or customer perceptions that oil and natural gas prices will remain depressed or will further decrease in the future could result in a continued reduction in the demand and pricing for our equipment and will likely continue at lower rates for our services.

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

Sustained lower oil and natural gas prices have led to a significant decrease in spending by our customers over the past several years, and thus significant decreases in our revenues. Further decreases in oil and natural gas prices could lead to further cuts in spending and lower revenues. Our customers also take into account the volatility of energy prices and other risk factors when determining whether to pursue capital projects and higher perceived risks generally mandate higher required returns. Any of these factors could affect the demand for oil and natural gas and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our business is dependent on capital spending by our customers, and reductions in capital spending by our customers has had and could continue to have an adverse effect on our business, financial condition and results of operations.

Sustained low oil and natural gas prices have led to lower capital expenditures by our customers. Most of our contracts can be cancelled by our customer at any time. Low commodity prices, the short-term tenor of most of our contracts and the extreme financial stress experienced by our customers (some of whom may have to seek bankruptcy protection) have combined to generate demands by many of our customers for reductions in the prices of our products and services. Further reductions in capital spending or requests for further cost reductions by our customers could directly impact our business by reducing demand for our services and products and have a material adverse effect on our business, financial condition, results of operations and prospects. Spending by exploration and production companies can also be impacted by conditions in the capital markets, which have been volatile in recent years. Limitations on the availability of capital or higher costs of capital may cause exploration and production companies to make additional reductions to capital budgets even if oil and natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and the utilization of our assets. Moreover, reduced discovery rates of new oil and natural gas reserves or a decrease in the development rate of reserves in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could also have a material adverse impact on our business, even in a stronger oil and natural gas price environment. With respect to national oil company customers, we are also subject to risk of policy, regime, currency and budgetary changes all of which may affect their capital expenditures.

The credit risks of our concentrated customer base in the energy industry could result in operating losses and negatively impact liquidity.

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

Severe or unseasonable weather could adversely affect demand for our products and services.

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

Not responding timely to changes in the market and customer requirements in the highly competitive oilfield services business may adversely affect our ability to succeed. Additionally, the impact of consolidation and acquisitions of our competitors is difficult to predict.

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

Liability claims resulting from catastrophic incidents could have a material adverse effect on our business, financial condition and results of operations

Drilling for and producing hydrocarbons, and the associated products and services that we provide, include inherent dangers that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and third parties, such as other service providers. At many sites, we depend on other companies and personnel to conduct drilling operations in accordance with appropriate safety standards. From time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in drilling for oil and natural gas. Any of these events can be the result of human error. With increasing frequency, our products and services are deployed on more challenging prospects both onshore and offshore, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment and the environment. Such events may expose us to significant potential losses.

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

Our indemnification arrangements may not protect us in every case. For example, from time to time we may enter into contracts with less favorable indemnities or perform work without a contract that protects us. Our indemnity arrangements may also be held to be overly broad in some courts and/or contrary to public policy in some jurisdictions, and to that extent may be unenforceable. Additionally, some jurisdictions which permit indemnification nonetheless limit its scope by statute. We may be subject to claims brought by third parties or government agencies with respect to which we are not indemnified. Furthermore, the parties from which we seek indemnity may not be solvent, may become bankrupt, may lack resources or insurance to honor their indemnities or may not otherwise be able to satisfy their indemnity obligations to us. The lack of enforceable indemnification could expose us to significant potential losses.

Further, our assets generally are not insured against loss from political violence such as war, terrorism or civil commotion. If any of our assets are damaged or destroyed as a result of an uninsured cause, we could recognize a loss of those assets.

We may not be able to generate sufficient cash flows to service our indebtedness and may be forced to take actions in order to satisfy our obligations under our indebtedness. If we are required to take such actions, and such actions are not successful, our indebtedness and liabilities could expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our financial obligations.

As of December 31, 2018, we had approximately $7.6 billion of long-term debt with $2.6 billion maturing by 2021, primarily our senior notes. Based on senior note obligations, we expect to have interest payments of approximately $553 million due during 2019. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	limiting our access to the inventory and services needed to operate our business;

•	requiring us to secure additional sources of liquidity, which may or may not be available to us; and

•	placing us at a possible competitive disadvantage with less leveraged competitors or competitors that may have better access to capital resources.

Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. Lower commodity prices and in turn lower demand for our products and services have negatively impacted our revenues, earnings and cash flows, and sustained low oil and natural gas prices could have an adverse effect on our liquidity position. We are in the process of evaluating various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives, but there can be no assurance that we will have the ability to borrow or otherwise raise the amounts necessary to refinance our indebtedness as it matures. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business and operations. If we continue to experience operating losses and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, including our proposed strategic divestitures and other business operations, then our liquidity needs may exceed availability under our Revolving Credit Agreements and other facilities that we may enter into in the future, and we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to secure such additional funds, we may not be able to meet our future obligations as they become due.

Our business may be exposed to uninsured claims and, as a result, litigation might result in significant potential losses. The cost of our insured risk management program may increase.

In the ordinary course of business, we become the subject of various claims and litigation. We maintain liability insurance, which includes insurance against damage to people, property and the environment, up to maximum limits of $435 million, subject to self-insured retentions and deductibles.

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

We also have certain long-lived assets, other intangible assets and other assets which could be at risk of impairment or may require reserves based upon anticipated future benefits to be derived from such assets. Any change in the valuation of such assets could have a material effect on our profitability. For example, we recognized a goodwill impairment charge of $1.9 billion in 2018 and long-lived asset impairment charges of $151 million, $928 million and $436 million in 2018, 2017 and 2016, respectively.

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the over 80 countries in which we operate.
Our non-United States operations accounted for approximately $4.1 billion of our consolidated revenue in both 2018 and 2017 and $4.2 billion in 2016. Operations in countries other than the United States are subject to various risks, including:

•	volatility in political, social and economic conditions;

•	exposure to expropriation of our assets or other governmental actions;

•	social unrest, acts of terrorism, war or other armed conflict:

•	confiscatory taxation or other adverse tax policies;

•	deprivation of contract rights;

•	trade and economic sanctions or other restrictions imposed by the European Union, the United States or other countries;

•	exposure under the United States Foreign Corrupt Practices Act (“FCPA”) or similar legislation;

•	restrictions on the repatriation of income or capital;

•	currency exchange controls;

•	inflation; and

•	currency exchange rate fluctuations and devaluations.

We utilize letters of credit and performance and bid bonds to provide credit support to our customers. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called and it could have an adverse impact on our business, operations, and financial condition.

As of December 31, 2018, we had $495 million of letters of credit and performance and bid bonds outstanding, consisting of $291 million of letters of credit under various uncommitted facilities and $204 million of letters of credit under the Revolving Credit Agreement. At December 31, 2018, we have cash collateralized $81 million of our letters of credit, which is included in “Cash and Cash Equivalents” in the accompanying Consolidated Balance Sheets. In Latin America we utilize surety bonds as part of our customary business practice.These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called and it could have an adverse impact on our business, operations and financial condition.

Credit rating agencies have lowered and could further lower our credit ratings. Therefore, capital financing may not be available to us at economic rates.

Our credit ratings have been downgraded by multiple credit rating agencies and these agencies could further downgrade our credit ratings. On December 24, 2018, S&P Global Ratings downgraded our senior unsecured notes to CCC– from CCC+, with a negative outlook. Weatherford’s issuer credit rating was lowered to CCC from B–. On December 20, 2018, Moody’s Investors Services downgraded our credit rating on our senior unsecured notes to Caa3 from Caa1 and our speculative grade liquidity rating to SGL-4 from SGL-3, both with a negative outlook. Our non-investment grade status may limit our ability to refinance our existing debt, could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest rates of our borrowings. Suppliers and financial institutions may lower or eliminate the level of credit provided through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances, negatively affect our cash flow and impact our access to the inventory and services needed to operate our business.

Credit and equity markets have been highly volatile recently, the cost to obtain capital financing has increased, and some markets may not be available at certain times. Credit and equity market conditions and the potential impact on liquidity of major financial institutions may have an adverse effect on our ability to fund operational needs or other activities through borrowings under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable. In addition, our ability to raise capital through equity financing may be limited by the number of ordinary shares authorized but unissued or reserved for issuance. If we are unable to enhance our borrowings via debt offerings or our credit facilities, or to obtain additional equity financing, we could experience a reduction of liquidity and may result in difficulty funding our operations, repayment of short-term borrowings, payments of interest and other obligations. This could be detrimental to our business and have a material adverse effect on our liquidity, consolidated results of operations and financial condition.

If we cannot meet the NYSE’s continued listing requirements, the NYSE may delist Weatherford Ireland’s ordinary shares.

In the future, if we are not able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our ordinary shares be above $1.00 over 30 consecutive trading days, our ordinary shares may be delisted. The closing price of our ordinary shares on February 5, 2019 was $0.91 per share.

If we are unable to satisfy the NYSE’s criteria for continued listing, our ordinary shares would be subject to delisting. A delisting of our ordinary shares could negatively impact us by, among other things, reducing the liquidity and market price of the ordinary shares; reducing the number of investors willing to hold or acquire our ordinary shares, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future.

In addition, delisting from the NYSE might negatively impact our reputation and, as a consequence, our business. Moreover, a delisting of our ordinary shares would constitute a “fundamental change” under the terms of indenture governing the exchangeable notes, which would require us to make an offer to repurchase the exchangeable senior notes at an amount in cash equal to the principal amount of the exchangeable senior notes of $1.265 billion plus accrued and unpaid interest on the exchangeable senior notes. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the exchangeable senior notes. Our failure to repurchase notes when required in connection with a fundamental change would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness. If the repayment of the other indebtedness accelerates, then we may not have sufficient funds to repay that indebtedness or repurchase the notes when required.

If we are unable to comply with the restrictions and covenants in the agreements governing the Revolving Credit Agreements (comprised of our existing unsecured senior revolving credit agreement, the “A&R Credit Agreement”, and a Secured Second Lien 364-Day Revolving Credit Agreement, the “364-Day Credit Agreement”, amended and or entered into in August of 2018), the Term Loan Agreement and our other indebtedness, including our indentures, as supplemented (our “indentures”), there could be a default under the terms of these agreements, which could result in an acceleration of payment of funds that we have borrowed and would affect our ability to make principal and interest payments on the notes.

Any default under the agreements governing our indebtedness that is not cured or waived by the required lenders, and the remedies sought by the holders of any such indebtedness, could make us unable to pay principal and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the agreements governing our indebtedness (including covenants in the Revolving Credit Agreements, the Term Loan Agreement and our indentures), we could be in default under the terms of such agreements. In the event of such default:

•	the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders under such agreements could elect to terminate their commitment thereunder and cease making further loans; and

•	we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to obtain waivers under the Revolving Credit Agreements, the Term Loan Agreement or our indentures. If we breach our covenants under the Revolving Credit Agreements, the Term Loan Agreement or our indentures, and seek a waiver, we may not be able to obtain a waiver from the required lenders or noteholders. If this occurs, we would be in default under such agreements, the lenders or trustee could exercise their rights or remedies, as described above, and we could be forced into bankruptcy or liquidation.

The terms of the Revolving Credit Agreements and Term Loan Agreement restrict, and our indentures could restrict, our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.

The Revolving Credit Agreements and Term Loan Agreement contain, and our indentures contain, a number of restrictive covenants that could impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness;

•	pay dividends and make other distributions;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell assets and incur liens;

•	enter into transactions with affiliates;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively, execute our growth strategy or take advantage of new business opportunities.

In addition, the restrictive covenants in the Revolving Credit Agreements and Term Loan Agreement require us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control.

A breach of the covenants under the Revolving Credit Agreements, the Term Loan Agreement or our indentures could result in an event of default thereunder. Such a default may allow the lenders or the trustee to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Revolving Credit Agreements or Term Loan Agreement would permit the lenders thereunder to terminate all commitments. Furthermore, if we were unable to repay the amounts due and payable under the Term Loan Agreement or the 364-Day Credit Agreement, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. If we do not repay our debt out of cash on hand, we could attempt to (i) restructure or refinance such debt, (ii) sell assets or (iii) repay such debt with the proceeds from an equity offering. We cannot assure you that we will be able to generate sufficient cash flows from operating activities to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt. The terms of our debt, including our bank credit facility, may also prohibit us from taking such actions. Factors that will affect our ability to raise cash through offerings of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions and our market value and operating performance at the time of such offerings, refinancing or sale of assets. We cannot assure you that any such offerings, restructuring, refinancing or sale of assets will be successfully completed.

We may not be able to complete our strategic divestitures and we may not achieve the intended benefits of any acquisition, divestiture or joint venture.

From time to time, we may pursue strategic divestitures, acquisitions, investments and joint ventures (“transactions”). For example, we have signed agreements to divest certain of our land drilling rigs (a portion of which have closed), our laboratories business and our surface data logging business and plan to divest certain other non-strategic assets. Such divestitures can be complex in nature and may be affected by unanticipated developments, such as the recent significant and sustained decrease in the price of crude oil, delays in obtaining regulatory, governmental, customer or other third party approvals and challenges in establishing processes and infrastructure for both the underlying business and for potential investors or buyers of the business, which may result in such divestiture being delayed, or in limited circumstances not being completed at all, any of which could have a negative impact on our ability to repay indebtedness or our liquidity and otherwise expose us to increased competitive pressures and additional risks.

Even if successful, any of these contemplated or other future transactions may reduce our earnings for a number of reasons, and pose many other risks that could adversely affect or operations or financial results, including:

•
these transactions have and do require significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in any divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which may adversely affect our financial results, including our cash flow, repayment of indebtedness or compliance with debt covenants;

•	acquired entities or joint ventures may not operate profitably, which could adversely affect our operating income or operating margins, and we may be unable to recover our investments;

•	we may not be able to effectively influence the operations of our joint ventures, or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations; and

•	we may not be able to fully realize the intended or expected benefits of consummating such transactions, including receiving the expected cash proceeds.

If another party claims that we have infringed its intellectual property rights, we may be subject to litigation or we may need to take remedial steps to eliminate or mitigate liability.

A third party may claim that we sell equipment or perform services that infringes upon the third party’s patent rights or unlawfully uses the third party’s trade secrets. Addressing such claims of patent infringement or trade secret misappropriation could result in significant legal and other costs and may adversely impact our business. To resolve such claims, we may be required to enter into license agreements that require us to make royalty payments to continue selling equipment or providing of services. Alternatively, the development of non-infringing technologies could be costly. If an allegation of patent infringement or trade secret misappropriation cannot be resolved through a license agreement, we might not be able to continue selling particular equipment or providing particular services, which could adversely affect our financial condition, results of operations, and cash flow.

Our business could be negatively affected by cybersecurity incidents and other technology disruptions.

We rely heavily on information systems to conduct and protect our business. These information systems are increasingly subject to sophisticated cybersecurity incidents such as unauthorized access to data and systems, loss or destruction of data (including confidential customer, supplier and employee information), computer viruses, or other malicious code, phishing and cyber attacks, and other similar events. These incidents arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, human error, complications encountered as existing systems are maintained, repaired, replaced, or upgraded or outbreaks of hostilities or terrorist acts.

Given the rapidly evolving nature of cyber incidents, there can be no assurance that the systems we have designed and implemented to prevent or limit the effects of cyber incidents or attacks will be sufficient in preventing all such incidents or attacks, or be able to avoid a material impact to our systems should such incidents or attacks occur. A cyber incident or attack, could result in the disclosure of confidential or proprietary customer, supplier or employee information, theft or loss of intellectual property, damage to our reputation with our customers, suppliers and the market, failure to meet customer requirements or customer dissatisfaction, theft or exposure to litigation, damage to equipment (which could cause environmental or safety issues) and other financial costs and losses. Moreover, we have no control over the information technology systems of our customers, suppliers and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period time. As cybersecurity incidents continue to evolve, we may also be required to devote additional resources to continue to enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities. We do not presently maintain insurance coverage to protect against cybersecurity risks. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyber attack or other incident. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

The ability to retain or attract employees, including executive officers and other key personnel, could have a material adverse effect our business.

Our business is dependent on our ability to attract, develop, and retain qualified employees. Our ability to meet our employment needs is subject to external and internal factors such as the current and future prices of oil and natural gas, the demand for employees by companies in our industry, our reputation within the labor market (particularly in our highly competitive industry), as well as our employees’ perception of opportunities with us as compared to our peers (including as to our financial performance and incentives related thereto).  If we are unable to attract and retain adequate numbers and an appropriate mix of qualified employees, the quality of products and services we provide to our customers may decrease and our financial performance may be adversely affected. Further, we depend on the contributions of key personnel for our future success. Departures of key employees can cause disruptions to, and uncertainty in, our business and operations. Future departures of key employees, including changes in our senior management, could disrupt our business and have a materially adverse effect on our financial condition and results of operations.

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

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or the “TCJA”), that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, limitation of the deduction for certain net operating losses to 80% of current year taxable income, an indefinite net operating loss carryforward, immediate deductions for certain new investments instead of deductions for depreciation expense over time, modification or repeal of many business deductions and credits (including certain foreign tax credits), a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax), modifications to the rules used to determine whether an entity is a “controlled foreign corporation” and a one-time tax on accumulated offshore earnings held in cash and illiquid assets (with the latter taxed at a lower rate). We continue to examine the impact of this tax reform legislation, as we note that the TCJA could adversely affect our business and financial condition. The various impacts of the TCJA may materially differ from the impacts recognized due to future treasury regulations, tax law technical corrections, and other potential guidance, notices, rulings, refined computations, actions the Company may take as a result of the tax legislation, and other items.

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

As a result of the recent losses we have incurred in the U.S., we have recorded a valuation allowance against all future tax benefits of our U.S. net operating loss carryforwards. As of December 31, 2018, we had gross net operating loss (“NOL”) and research tax credit carryforwards of approximately $2.0 billion and $34 million, respectively, for federal income tax purposes, expiring in varying amounts through the year 2037. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. As of December 31, 2018, we have not experienced an ownership change. Therefore, our utilization of NOL carryforwards was not subject to an annual limitation. However, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Furthermore, these losses could expire before we generate sufficient income to utilize them.

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

We are organized under the laws of Ireland, and a significant portion of our assets are located outside the United States. The United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As such, a shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Ireland. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. The laws of Ireland do, however, as a general rule, provide that the judgments of the courts of the United States have the same validity in Ireland as if rendered by Irish Courts. Certain important requirements must be satisfied before the Irish Courts will recognize the U.S. judgment. The originating court must have been a court of competent jurisdiction, the judgment must be final and conclusive, and the judgment may not be recognized if it was obtained by fraud or its recognition would be contrary to Irish public policy. Any judgment obtained in contravention of the rules of natural justice or that is irreconcilable with an earlier foreign judgment would not be enforced in Ireland.

Similarly, judgments might not be enforceable in countries other than the United States where we have assets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our operations are conducted in over 80 countries and we have manufacturing facilities, research and technology centers, fluids and processing centers and sales, service and distribution locations throughout the world. The following sets forth the locations of our principal owned or leased facilities for our commercial operations by geographic segment as of December 31, 2018:

Region	Specific Location
Western Hemisphere:
Pearland, Greenville, Houston, Huntsville, Katy, Longview, Odessa, Pasadena, and San Antonio, Texas; Broussard and Schriever, Louisiana; Williston, North Dakota; Calgary, Edmonton, and Nisku, Canada; Neuquen, Argentina; Rio de Janeiro and Macae, Brazil; Venustiano Carranza and Villahermosa, Mexico; and Anaco, Venezuela.

Eastern Hemisphere:
Langenhagen, Germany; Aberdeen, UK; Atyrau, Kazakhstan; Nizhnevartovsk, Russia; Port Harcourt, Nigeria; Sandnes and Stavanger, Norway; Balkanabat, Turkmenistan; Hassi Messaoud, Algeria; Luanda, Angola; Cairo, Egypt; Dhahran, Saudi Arabia; North Rumaila and Basra, Iraq; Mina Abdulla, Kuwait; Abu Dhabi, Dubai and Sharjah, United Arab Emirates; Dongying, Jiangsu and Shifang, China; Barmer, India; and Singapore, Singapore.

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

Please see the following:

•
“Item 1A. – Risk Factors – We have been the subject of governmental and internal investigations related to alleged corrupt conduct and violations of U.S. sanctioned country laws, which were costly to conduct, resulted in a loss of revenue and substantial financial penalties and created other disruptions for the business. If we are the subject of such investigations in the future, it could have a material adverse effect on our business, financial condition and results of operations, which is incorporated by reference into this item.

•	“Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20 – Disputes, Litigation and Legal Contingencies.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our ordinary shares are traded under the symbol “WFT” on the New York Stock Exchange (“NYSE”). As of February 4, 2019, there were 1,600 shareholders of record.

Performance Graph

This graph compares the yearly cumulative return on our shares with the cumulative return on the Dow Jones U.S. Oil Equipment & Services Index and the Dow Jones U.S. Index for the last five years. The graph assumes the value of the investment in our shares and each index was $100 on December 31, 2013. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Five-Year Cumulative Total Return
Weatherford Ordinary Shares, the Dow Jones U.S.
Oil Equipment and Services Index and
the Dow Jones U.S. Index

 Item 6. Selected Financial Data

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. – Financial Statements and Supplementary Data,” which contain information on the comparability of the selected financial data and are both contained in this report. Discussion of material uncertainties is included in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20 – Disputes, Litigation and Legal Contingencies.” The following information may not be indicative of our future operating results. We have not declared dividends to shareholders’ in the periods listed below.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenues	$5,744	$5,699	$5,749	$9,433	$14,911
Operating Income (Loss)	(2,084)	(2,170)	(2,245)	(1,546)	505
Net Loss Attributable to Weatherford	(2,811)	(2,813)	(3,392)	(1,985)	(584)
Basic and Diluted Loss Per Share Attributable To Weatherford	(2.82)	(2.84)	(3.82)	(2.55)	(0.75)

Balance Sheet Data:
Total Assets	$6,601	$9,747	$12,664	$14,760	$18,854
Short-term Borrowings and Current Portion of Long-term Debt	383	148	179	1,582	727
Long-term Debt	7,605	7,541	7,403	5,852	6,762
Total Shareholders’ (Deficiency) Equity	(3,666)	(571)	2,068	4,365	7,033

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

Overview

General

We conduct operations in over 80 countries and have service and sales locations in virtually all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis, and we report the following as separate, distinct reporting segments: Western Hemisphere and Eastern Hemisphere.

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

•
Well Construction builds or rebuilds well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores. During 2018, we disposed of our Kuwait and Saudi Arabia land drilling rigs operations. Our remaining land drilling rig business is part of Well Construction and nearly all our remaining land drilling rigs assets were classified as held for sale as of December 31, 2018.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
2018	$45.41	$2.94	1,223	988
2017	60.42	2.95	1,082	948
2016	53.72	3.68	639	955

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the last business day of the year indicated at Cushing Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the last business day of the year indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count – Source: Baker Hughes Rig Count

During 2018 oil prices ranged from a low of $42.53 per barrel in late December to a high of $76.41 per barrel in early October on the New York Mercantile Exchange. Natural gas ranged from a low of $2.55 MM/BTU in mid-February to a high of $4.84 MM/BTU in mid-November. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Outlook

Our results for 2018 improved in the Western Hemisphere primarily due to higher demand for our products and services in well construction, production, and drilling services as the average rig count increased and supplies tightened, combined with the positive impact from our transformation initiatives. The high volatility in oil prices will continue to negatively impact customer buying behavior and their demand for our services. North America growth was led by the Permian Basin, and apart from increasing activity in Argentina, the overall market activity in Latin America remained relatively subdued. In the Eastern Hemisphere, we experienced continued growth in the Gulf Cooperation Council (“GCC”) countries mainly as a result of market share gains and increased activity levels in Russia while Africa, Asia and Europe remained relatively stable. We believe certain deepwater markets in the Eastern Hemisphere have likely reached their bottom, with little expected improvements in the near term. Our expectations, however, regarding diligent improvement, are measured from continued volatility in oil prices and the overall market contraction for our products and services.

In the absence of any geopolitical events, we believe our industry will remain within this ‘medium-for-longer’ price level paradigm for some time, until production growth is moderated. In the interim, we expect continuous short-term cyclical fluctuations. We will continue to push innovation, both from a technological and a business model perspective, and we will deliver operational excellence to bring the cost of production down to a point at which all market participants can make acceptable returns. For us, this means continuous focus on our transformation program, which started late in the fourth quarter of 2017, generating cost savings through the flattening of our organizational structure, driving process changes, improving the capabilities and the efficiency of our supply chain, sales and general administrative organizations and continuing to rationalize our manufacturing footprint. Furthermore, through our transformation program we will continue to see improvements in our operating efficiency, ongoing lowering of our non-productive time, improvements in our collaboration with our customers and continuing our steady progress towards our transformation targets.

As production decline rates accelerate and reservoir productivity complexities increase, our clients will continue to face challenges associated with decreasing the cost of extraction activities and securing desired rates of production. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency, which in turn puts pressure on us to deliver our products and services at competitive rates. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will depend heavily on pricing, volume of work and our ability to offer solutions to more efficiently extract hydrocarbons, control costs and penetrate new and existing markets with our newly developed technologies.

For 2019, our North American customers are expected to have a flat or lower capital spending primarily related to the pricing pressures related to the hydraulic fracturing market and its associated sub-sectors, where we are relatively insulated from due to our disposition of our pressure pumping business in the fourth quarter of 2017. The slowdown in activity in Canada as result of high crude oil price differentials is also expected to lead to lower revenue in the short term. We expect activity levels in Latin America to remain constructive, as additional contract wins will support our continued growth, partly offset by inflationary pressures in Argentina. In the Eastern Hemisphere, we anticipate growth in the North Sea, Continental Europe and in the GCC countries as a result of an increase in activity combined with some market share growth. We expect activity levels in Russia, Africa, and Asia to remain relatively stable.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. In the first quarter of 2018, we acquired the remaining interest in our Qatari joint venture that we now consolidate. In July of 2018, we entered into purchase and sale agreements to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia as well as two idle land rigs in Iraq, to ADES International Holding Ltd. (“ADES”), for a gross purchase price of $287.5 million. During the second quarter of 2018, we also committed to plans to divest certain remaining land drilling rigs operations and other business operations for which we believe a sale is probable within the next twelve months. In the third quarter of 2018, we completed the sale of an equity investment in a joint venture for $12.5 million. In October of 2018, we agreed to sell our Reservoir Solutions business, also known as our laboratory services business to an affiliate of CSL Capital Management, L.P., for an aggregate purchase price of $205 million, subject to customary post-closing working capital adjustments. In December of 2018, we agreed to sell our Surface Data Logging business to Excellence Logging for $50 million in cash, subject to customary post-closing working capital adjustments. We evaluate our disposition candidates based on the strategic fit within our business and/or our short and long-term objectives. Divestitures, however, can be complex and may be affected by unanticipated developments, such as the significant decrease in crude oil prices in the fourth quarter of 2018 and delays in obtaining regulatory, customer or third party approvals, which may result in the consummation of such divestitures, if agreed upon, being delayed or terminated, which could have a negative impact on our liquidity position, ability to repay indebtedness and comply with certain covenants in our debt instruments.

Upon completion, the cash proceeds from any divestitures are expected to be used for working capital or repay or repurchase debt. Any such debt reduction may include the repurchase of our outstanding senior notes prior to their maturity in the open market or through privately negotiated transactions. We continue to be mindful of our debt and its maturities and we are evaluating options to ensure that our balance sheet and capital structure is aligned with our business and the long-term health of our company.

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

Opportunities and Challenges

Our industry offers many opportunities and challenges. The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well construction and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on the number of wells and the type of production systems used. We have created a long-term strategy aimed at growing our businesses, servicing our customers, and creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, including the ongoing and prolonged industry downturn and our ability to respond to industry demands and periods of over-supply or low oil prices, successfully maximize the benefits from our acquisitions and complete the disposition of businesses that are no longer a strategic fit within our business and/or our short and long term objectives. There is no assurance that we will be able to execute on our long-term strategy or achieve its intended benefits.

Overview of Significant Activities

Divestitures

In the fourth quarter of 2018, we completed the sale for a portion of the land drilling rigs operations we previously committed to divesting in the fourth quarter of 2017 and received gross cash proceeds of $216 million. Proceeds from the sale were used to reduce outstanding indebtedness. The sale represents two of a series of four closings pursuant to the purchase and sale agreements entered into with ADES in 2018 to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia, as well as two idle land rigs in Iraq, for a total of 31 land rigs and related drilling contracts, as well as transferring employees and contract personnel, for an aggregate purchase price of $287.5 million, subject to regulatory approvals, consents and other customary closing conditions including potential adjustments based on working capital, net cash, loss or destruction of rigs and drilling contract backlog.

In December of 2018, we agreed to sell our surface data logging business to Excellence Logging for $50 million in cash, subject to customary post-closing working capital adjustments. The transaction is expected to close in the first half of 2019.

In October of 2018, we agreed to sell our Reservoir Solutions business, also known as our laboratory services business to an affiliate of CSL Capital Management, L.P., for an aggregate purchase price of $205 million in cash, subject to customary post-closing working capital adjustments. The transaction is expected to close in the first quarter of 2019.

In December of 2017, we completed the sale of our U.S. pressure pumping and pump-down perforating assets for $430 million in cash and recognized a $96 million gain on this sale. We sold our related facilities, field assets, and supplier and customer contracts related to these businesses. Proceeds from the sale were used to reduce outstanding indebtedness.

Summary of Operating Charges

For the year ended December 31, 2018, we recorded $1.9 billion of goodwill impairment charges related to our annual fair value assessment of our business and assets, $151 million of long-lived asset impairments, $126 million of severance and restructuring charges and $89 million of other asset write-downs.

For the year ended December 31, 2017, we incurred $928 million of long-lived asset impairments, $540 million inventory write-off and other related charges including excess and obsolete, $230 million in the write-down of Venezuelan receivables and $183 million of severance and restructuring charges.

For the year ended December 31, 2016, we incurred $436 million related to long-lived asset impairments, $280 million of severance and restructuring charges, $220 million of litigation charges, $269 million of inventory write-downs and $194 million of asset-write downs and other charges primarily for pressure pumping related charges related to the shutdown of our U.S. pressure pumping business.

Goodwill and Long-lived Asset Impairments

During 2018, we recorded a goodwill impairment of $1.9 billion which was based upon our annual fair value assessment of our business and assets. The rapid and steep decline in oil prices and consequentially lower expectations for future exploration and production capital spending, resulted in a sharp reduction in share prices in the oilfield services sector, including our share price, which triggered the goodwill impairment in line with U.S. GAAP. During 2018, we also recognized long-lived asset impairments of $151 million related to our land drilling rigs assets primarily to write-down our land drilling rigs assets to the lower of carrying amount or fair value less cost to sell. The 2018 impairments were due to the sustained downturn in the oil and gas industry that resulted in a reassessment of our disposal groups for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives.

During 2017, we recognized long-lived asset impairments of $928 million, of which $923 million was related to property, plant and equipment (“PP&E”) impairments and $5 million was related to the impairment of intangible assets. The PP&E impairments include a $740 million write-down to the lower of carrying amount or fair value less cost to sell of our land drilling rigs classified as held for sale, $172 million related to segment product line assets and $11 million of long-lived impairments charges related to Corporate assets. The 2017 impairments were due to the sustained downturn in the oil and gas industry, whose recovery was not as strong as expected and whose recovery in subsequent quarters was slower than had previously been anticipated. The change in the expectations of the market’s recovery, in addition to successive negative operating cash flows in certain asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives.

During 2016, we recognized long-lived asset impairments of $436 million of which $388 million was related to product line PP&E impairments and $48 million was related to the impairment of intangible assets. The 2016 impairments were due to the prolonged downturn in the oil and gas industry, whose recovery was not as strong as expected and whose recovery in subsequent quarters in 2016 was slower than had previously been anticipated. The change in the expectations of the market’s recovery, in addition to successive negative operating cash flows in certain asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives.

See “Note 9 – Long-Lived Asset Impairments,” “Note 10 – Goodwill and Intangible Assets” and “Note 13 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding goodwill and long-lived asset impairments.

Recent Litigation Settlements

In 2016, the SEC and DOJ continued to investigate certain accounting issues associated with the material weakness in our internal control over financial reporting for income taxes and the restatements of our historical financial statements in 2011 and 2012. As disclosed in a Form 8-K filed on September 27, 2016, the Company agreed to pay the SEC a total civil monetary penalty of $140 million to resolve the investigation. In addition, certain reports and certifications regarding our internal controls over accounting for income taxes were delivered to the SEC during the two years following the settlement. We have completed these reports as of April 2018 and our final payment for the civil monetary penalty was made in September 2017. For additional information about this resolution, see “Note 20 – Disputes, Litigation and Legal Contingencies.”

Debt Transactions and Equity Issuances

In February of 2018, we repaid in full our 6.00% senior notes due March 2018. On February 28, 2018, we issued $600 million in aggregate principal amount of our 9.875% senior notes due 2025.

The February 2018 debt offering partially funded a concurrent tender offer to purchase for cash any and all of our 9.625% senior notes due 2019. We settled the tender offer in cash for the amount of $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative loss of $34 million on these transactions in “Bond Tender and Call Premium” on the accompanying Consolidated Statements of Operations.

In June of 2017, we repaid our 6.35% senior notes on the maturity date. On June 26, 2017, we issued an additional $250 million aggregate principal amount of our 9.875% senior notes due 2024. These notes were issued as additional securities under an indenture pursuant to which we previously issued $540 million aggregate principal amount of our 9.875% senior notes due 2024.

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

See “Note 11 – Short-term Borrowings and Other Debt Obligations” and “Note 12 – Long-term Debt” for additional details of our financing activities.

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for 2018, 2017 and 2016. See “Note 22 – Segment Information” for additional information regarding variances in operating income.

				Percentage Change
	Year Ended December 31,			Favorable (Unfavorable)
(Dollars in millions, except per share data)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Revenues:
Western Hemisphere	$3,063	$2,937	$2,942	4%	—%
Eastern Hemisphere	2,681	2,762	2,807	(3)%	(2)%
Total Revenues	$5,744	$5,699	$5,749	1%	(1)%

Operating Income (Loss):
Western Hemisphere	$208	$(113)	$(407)	284%	72%
Eastern Hemisphere	119	(139)	(157)	186%	11%
Total Segment Operating Income (Loss)	$327	$(252)	$(564)	230%	55%

Corporate General and Administrative	$(130)	$(130)	$(138)	—%	6%
Goodwill Impairment	(1,917)	—	—	—%	—%
Long-Lived Asset Impairments, Write-Downs and Other	(238)	(1,711)	(1,043)	86%	(64)%
Restructuring and Transformation Charges	(126)	(183)	(280)	31%	35%
Litigation Charges, Net	—	10	(220)	(100)%	105%
Gain from Disposition of U.S. Pressure Pumping Assets	—	96	—	(100)%	—%
Total Operating Loss	$(2,084)	$(2,170)	$(2,245)	4%	3%

Interest Expense, Net	$(614)	$(579)	$(499)	(6)%	(16)%
Warrant Fair Value Adjustment	70	86	16	(19)%	438%
Bond Tender and Call Premium	(34)	—	(78)	—%	100%
Currency Devaluation Charges	(49)	—	(41)	—%	100%
Other Income (Expense), Net	(46)	7	(30)	(757)%	123%
Loss before Income Taxes	(2,757)	(2,656)	(2,877)	(4)%	8%
Income Tax Provision	(34)	(137)	(496)	75%	72%
Net Loss	(2,791)	(2,793)	(3,373)	—%	17%
Net Income Attributable to Noncontrolling Interests	20	20	19	—%	(5)%
Net Loss Attributable to Weatherford	$(2,811)	$(2,813)	$(3,392)	—%	17%

Net Loss per Diluted Share	(2.82)	(2.84)	(3.82)	1%	26%
Weighted Average Diluted Shares Outstanding	997	990	887	(1)%	(12)%

Depreciation and Amortization	556	801	956	31%	16%

Revenues Percentage by Product Lines

The following table contains the percentage distribution of our consolidated revenues by product lines for 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Production	27%	26%	29%
Completions	21	22	20
Drilling and Evaluation	25	24	22
Well Construction	27	28	29
Total	100%	100%	100%

Consolidated and Segment Revenues

2018 vs 2017 Revenues

Consolidated revenues increased $45 million, or 1%, in 2018 compared to 2017.

•
Western Hemisphere revenues improved $126 million, or 4%, in 2018 compared to 2017 on higher activity levels in all product lines in the U.S. and an improved product mix for the Production and Completions product lines in the U.S. Growth in Latin America was driven by higher demand for Integrated Services and Projects and improved activity levels in Latin America. These improvements were partially offset by lower activity in Canada due to a general slowdown and increasing crude oil differentials.

•
Eastern Hemisphere revenues declined $81 million, or 3%, in 2018 compared to 2017, respectively. The modest decline in revenues was primarily due to fewer offshore projects in West Africa, the North Sea and Asia, partially offset with increased activity and higher product sales in the Gulf Cooperation Countries.

2017 vs 2016 Revenues

Consolidated revenues decreased $50 million, or 1%, in 2017 compared to 2016. Excluding revenues from U.S. pressure pumping operations and our Zubair project in Iraq, consolidated revenues increased 5% in 2017 compared to 2016.

•
Western Hemisphere revenues declined slightly by $5 million in 2017 compared to 2016, primarily due to lower activity concentrated in Argentina, Venezuela and Brazil in Drilling and Evaluation and Completions, the impact of the shutdown of our U.S. pressure pumping operations in the fourth quarter of 2016, as well as the negative impact from the change in accounting for revenue in Venezuela. Western Hemisphere revenues, excluding U.S. pressure pumping operations, improved $245 million, or 9%, in 2017 compared to 2016. These improvements were driven by higher activity and sales in the U.S. and Canada related to the 46% increase in North American rig count since December 31, 2016 as well as improvements across all our product lines in Colombia benefiting from an increase in the number of operating rigs.

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

Consolidated and Segment Operating Results

2018 vs 2017 Operating Results

Consolidated operating results improved $86 million, or 4%, in 2018 compared to 2017 and segment operating income of $327 million improved $579 million, or 230%, in 2018 compared to 2017. Our consolidated operating loss improvement was primarily due to the following:

•Higher activity and productivity related to the increase in Western Hemisphere rig count;

•
Higher utilization in our product lines, improved sales mix and the continued realization of savings from cost reduction measures related to headcount reductions and facility closures, and lower depreciation and amortization due to decreased capital spending;

•
Through our transformation program we have improved our segment operating income following the positive structural changes, improvements in our operating efficiency, ongoing lowering of our non-productive time, improvements in our collaboration with our customers by continuing our steady progress on our transformation initiatives: and

•	Lower long-lived asset impairments and asset write-downs compared to 2017.

Western Hemisphere 2018 segment operating income of $208 million improved $321 million, or 284% compared to 2017. The improvement was driven by Production, Completions and Well Construction activity increases in the U.S. with a profitable product mix, and a decline in operating costs as a result of our transformation efforts. Operating income also improved due to growth in Latin America driven by higher demand for Integrated Services and Projects and improved activity levels in Latin America across all product lines. These improvements were partially offset by lower operating results in Canada as a result of the difficult macro environment and adverse foreign exchange rate impacts in Latin America.

Eastern Hemisphere 2018 segment operating income of $119 million improved $258 million, or 186%, compared to 2017. The improvement is primarily a result of improved product mix, a reduced cost structure and improved service quality resulting in greater operational efficiency.

2017 vs 2016 Operating Results

Consolidated operating results improved $75 million, or 3%, in 2017 compared to 2016 and segment operating loss improved $312 million, or 55%, in 2017 compared to 2016. Our consolidated operating loss improvement was primarily due to the following:

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
•Reduced expenses from the shutdown of our U.S. pressure pumping operations; and
•A gain on sale of $96 million the U.S. pressure pumping assets.

The Western Hemisphere segment operating loss improved $294 million, or 72%, in 2017 compared to 2016. The improvement was due to increased activity levels in North America for Artificial Lift, Well Construction, Completions and Drilling Services, cost savings from facility closures and cost reductions as a result of the shutdown of our U.S. pressure pumping operations at the end of 2016. Offsets to the improvement were the deterioration of results in Venezuela as a result of the change in revenue accounting, the difficult geopolitical situation and lower revenue in Argentina and Brazil, and the suffering from pricing pressures and reduced demand for our products and services in most product lines.

The Eastern Hemisphere segment operating loss improved $18 million, or 11%, in 2017 compared to 2016. The improvement was primarily due to higher activity and increased utilization rates in Russia, North Africa, parts of the Middle East, Continental Europe and the North Sea combined with lower costs related to the Zubair project in Iraq. These improvements were partially offset by a non-renewal of a contract in the United Arab Emirates, continued pricing pressure across most of our businesses as well as a decline in activity in offshore markets in Asia and Africa.

Interest Expense, Net

Net interest expense was $614 million in 2018 compared to $579 million in 2017. This increased interest expense of $35 million, or 6%, was primarily as result of higher average borrowings, higher average interest rates in 2018 and lower interest income.

Net interest expense was $579 million in 2017 compared to $499 million in 2016. This increased interest expense of $80 million, or 16%, was primarily due to a full year of interest expense on higher interest rates from the senior notes and exchangeable notes issued in 2016.

Warrant Fair Value Adjustment

We recorded a warrant fair value income of $70 million and $86 million in 2018 and 2017, respectively, related to the fair value adjustment to our warrant liability. The change in fair value of the warrant during 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in Weatherford’s stock price. The change in fair value of the warrant during 2017 was principally due to a decrease in Weatherford’s stock price.

Other Income (Expense), Net

We incurred other expense of $46 million in 2018, other income of $7 million in 2017 and other expense of $30 million in 2016. In 2018, other expense was primarily driven by foreign currency exchange losses, letter of credit fees, other financing fees and non-service periodic pension and other post-retirement benefit expenses. In 2017, other income was primarily due to gains associated from our supplemental executive retirement plan and non-service periodic pension and other post-retirement benefit expenses partially offset by foreign currency exchange losses, letter of credit and other financing fees. In 2016, other expense was primarily driven by foreign currency exchange losses. Foreign exchange losses are typically due to the strengthening U.S. dollar compared to our foreign denominated operations.

Currency Devaluation Charges

For the year ended December 31, 2018, we recognized currency devaluation charges of $49 million primarily related to the devaluation of the Angolan kwanza due to a change in Angolan central bank policy in 2018. For the year ended December 31, 2017, we had no significant currency devaluation charges. For the year ended December 31, 2016, we recognized currency devaluation charges of $41 million to include charges related to the Angolan kwanza of $31 million and the Egyptian pound of $10 million. Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Consolidated Statements of Operations. For additional information, see “Cash Requirements” under the “Liquidity and Capital Resources” section.

Income Taxes

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. We are exempt from Swiss cantonal and communal tax on income derived outside Switzerland and are also granted participation relief from Swiss federal tax for qualifying dividend income and capital gains related to the sale of qualifying investments in subsidiaries. We expect that the participation relief will result in a full exemption of participation income from Swiss federal income tax.

The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors, which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions, the impacts of tax planning activities and the resolution of tax audits. Our income derived in Switzerland is taxed at a rate of 7.83%; however, our effective rate is substantially above the Swiss statutory tax rate as the majority of our operations are taxed in jurisdictions with much higher tax rates.

For the year ended December 31, 2018, we incurred a tax expense of $34 million on a loss before income taxes of $2.8 billion.

Results for the year ended December 31, 2018 include losses with no significant tax benefit. The tax expense for the year ended December 31, 2018 also includes withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss. The primary driver of the tax expense was due to profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions.

Our results for 2018 also include charges with $70 million tax benefit principally related to the $1.9 billion goodwill impairment. The other asset write-downs and other charges, including $238 million in long-lived asset impairments, $126 million in restructuring charges and the warrant fair value adjustment of $70 million resulted in no significant tax benefit.

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

In 2018, the income tax provision was $34 million compared to a tax provision of $137 million in 2017 and $496 million in 2016, respectively, which resulted in an effective tax rate of (1)%, (5)% and (17)%, respectively. Our 2018 effective tax rate was driven by tax expense due to profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third party transactions. Results for the year ended December 31, 2018 also include a tax benefit of $70 million, primarily driven by the release of a deferred tax liability related to the $1.9 billion goodwill impairment.

For the year ended December 31, 2017, we had a tax expense of $137 million on a loss before income taxes of $2.7 billion. The primary driver of the tax expense was due to profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third party transactions. In addition, the Company concluded that it needed to record a valuation allowance of $73 million in the fourth quarter of 2017 against certain previously benefited deferred tax assets since it cannot support that it is more likely than not that the deferred tax assets will be realized. The additional valuation allowance was partially offset by a one-time $52 million benefit as a result of the recent U.S tax reform. Our results for 2017 also include charges with no significant tax benefit principally related to asset write-downs and other charges including $928 million in long-lived asset impairments, $540 million inventory charges including excess and obsolete, $230 million in the write-down of Venezuelan receivables and $66 million of other write-downs charges and credits, $183 million in restructuring charges and the warrant fair value adjustment of $86 million.

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or “TCJA”). The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017 held in cash and illiquid assets (with the latter taxed at a lower rate), and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax). The permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% decreased the amount of the U.S. deferred tax assets and liabilities by $249 million with a decrease to the valuation allowance of $301 million for a net tax benefit of $52 million recorded for the year ended December 31, 2017. The TCJA did not have other impacts on the Company’s effective tax rate because of the valuation allowance against the U.S. deferred tax assets. Any potential impact would be offset by un-benefitted U.S. net operating loss carryforwards. As we did not have all the necessary information to analyze all effects of this tax reform as of December 31, 2017, this was a provisional amount which we believed represented a reasonable estimate of the accounting implications of TCJA. We finalized our accounting for this matter during 2018 and concluded that no adjustment to the provisional amount recorded during 2017 was identified in the twelve months of 2018. We no longer have any provisionally recorded items related to the enactment of the TCJA as of December 31, 2018. The various impacts of the TCJA may differ from the estimated impacts recognized due to regulatory guidance that may be issued in the future, tax law technical corrections, refined computations, and possible changes in the Company’s interpretations, assumptions, and actions as a result of the tax legislation.

Our effective tax rate for these periods was also negatively impacted by the taxing regimes in certain countries and our operating structure. Several of the countries in which we operate, primarily in our Eastern Hemisphere, tax us based on "deemed", rather than actual, profits. We are not currently profitable in certain of those countries, which results in us accruing and paying taxes based on a "deemed profit" instead of recognizing no tax expense or potentially recognizing a tax benefit. Our operating structure results in us paying withholding taxes on intercompany and third party transactions for items such as rentals, management fees, royalties, and interest as well as on applicable third-party transactions. Such net withholding taxes were $40 million in 2018, $43 million in 2017 and $88 million in 2016 prior to possibly receiving a tax benefit in the jurisdiction of the payee. We also incur pre-tax losses in certain jurisdictions that do not have a corporate income tax and thus we are not able to recognize an income tax benefit on those losses.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $15 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

Restructuring Charges

Due to the highly competitive nature of our business and the continuing losses we incurred over the last few years, we continue to reduce our overall cost structure and workforce to better align our business with current activity levels. The ongoing transformation plan, which began in 2018 and is expected to continue through 2019 (the “Transformation Plan”), included a workforce reduction, organization restructure, facility consolidations and other cost reduction measures and efficiency initiatives across the company globally.

The cost reduction plan which began in 2016 and continued throughout 2017 (the “2016-17 Plan”), included a workforce reduction and other cost reduction measures initiated across our geographic regions due to the ongoing levels of exploration and production spending. This plan was initiated to reduce our overall cost structure and workforce to better align with current activity levels of exploration and production. Prior plans, including the 2016 cost reduction plan (the “2016 Plan”) also included a workforce reduction and other cost reduction measures initiated across our geographic regions. Other restructuring charges in each plan include contract termination costs, relocation and other associated costs.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $126 million in 2018, which include severance charges of $61 million and other restructuring charges of $59 million and restructuring related asset charges of $6 million.

In connection with the 2016-17 Plan, we recognized restructuring charges of $183 million in 2017, which include severance charges of $109 million, other restructuring charges of $62 million and restructuring related asset charges of $12 million.

In connection with the 2016 Plan, we recognized restructuring charges of $280 million in 2016, which include severance charges of $196 million, other restructuring charges of $44 million and restructuring related asset charges of $40 million.

Please see “Note 5 – Restructuring Charges” to our Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

Cash Flows

At December 31, 2018, we had cash and cash equivalents of $602 million compared to $613 million at December 31, 2017 and $1.0 billion at December 31, 2016. The following table summarizes cash provided by (used in) each type of business activity, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Net Cash Used in Operating Activities	$(242)	$(388)	$(304)
Net Cash Provided by (Used in) Investing Activities	122	(62)	(137)
Net Cash Provided by Financing Activities	168	20	1,061

Operating Activities

Cash used in operating activities was $242 million in 2018 compared to $388 million in 2017. Cash used in operating activities in 2018 was driven by working capital needs, cash payments for debt interest and cash severance and restructuring costs.

Cash used in operating activities was $388 million in 2017 compared to $304 million in 2016. The operating cash outflow in 2017 and 2016 was primarily attributable to working capital outflows as well as increases in our cash payments for interest, taxes and litigation settlements.

Investing Activities

Our investing activities provided cash of $122 million during 2018 and used cash of $62 million and $137 million during 2017 and 2016, respectively. In 2018, the primary drivers of investing activities were capital expenditures of $217 million for property, plant and equipment and assets held for sale, which was partially offset by net proceeds from dispositions of assets and businesses and equity investments of $363 million.

On December 29, 2017, we completed the sale of our U.S. pressure pumping and pump-down perforating assets for $430 million in cash. As part of this transaction, we sold our U.S. pressure pumping and pump-down perforating related facilities and supplier and customer contracts. In addition, during 2017, we received cash proceeds of $51 million from the disposition of other assets.

The primary drivers of cash used in investing activities are capital expenditures for PP&E and the purchase of assets held for sale. Capital expenditures were $186 million, $225 million and $204 million for 2018, 2017 and 2016, respectively. In addition, during 2018 we purchased assets totaling $31 million related to our land drilling rigs business, which were impaired at the time of purchase as our land drilling rigs were classified as held for sale. Additionally, in 2017 we purchased assets held for sale of $244 million related to certain leased equipment utilized in our North America pressure pumping operations. The amount we spend for capital expenditures varies each year based on the type of contracts that we enter, our asset availability and our expectations with respect to industry activity levels in the following year. The decline in capital expenditures in 2018 compared to 2017 is due to the continued price fluctuation of crude oil, continued weakness in demand and lower exploration and production spending and improved asset efficiency. The increased capital expenditures in 2017 compared to 2016 was due to higher anticipated activity in the oil and gas industry related to greater volumes of work and increased rig count.

Other investing sources of cash for 2018 included cash proceeds of $106 million from several asset dispositions and cash proceeds of $257 million from the sale of our land drilling rigs businesses in Kuwait and Saudi Arabia, as well as the continuous sucker rod service business in Canada and the sale of an equity investment. The cash sources were partially offset by cash paid of $28 million to acquire intellectual property and other intangibles.

Investing activities in 2017 also included the purchase of held-to-maturity Angolan government bonds of $50 million, payments of $15 million to acquire intellectual property and other intangibles, and $7 million of business acquisition payments primarily related to our last installment payment for a previously completed acquisition.

Investing activities in 2016 also included insurance proceeds of $39 million from the casualty loss of a rig in Kuwait, proceeds of $49 million from the disposition of assets and $30 million on the promissory note from the prior sale of our equity investment in Borets International Limited. These proceeds were partially offset by payments of $36 million for working capital adjustment payments related to the sale of our businesses and $15 million in payments related to acquisition of businesses and intangibles. See “Note 4 – Business Combinations and Divestitures” for additional information.

Financing Activities

Our financing activities provided cash of $168 million, $20 million and $1.1 billion during 2018, 2017 and 2016, respectively.

In February of 2018, we issued $600 million of our 9.875% senior notes due 2025 for net proceeds of $586 million. We used part of the proceeds from our debt offering to repay in full our 6.00% senior notes due March 2018 and to fund a concurrent tender offer to purchase all of our 9.625% senior notes due 2019.

Net long- and short-term debt repayments, including the tender offer and borrowings under our revolving credit facilities, in 2018 totaled $378 million. We settled the tender offer for $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative loss of $34 million on these transactions in “Bond Tender and Call Premium” on the accompanying Consolidated Statements of Operations. The debt repayments and bond tender premium payments were partially offset by net borrowings primarily under our revolving credit facilities of $158 million. Other financing activities in 2018 primarily included the costs incurred for the amended Credit Agreements and payments of non-controlling interest dividends.

During 2017, we received net proceeds of approximately $250 million from the June 2017 issuance of our 9.875% senior notes due in 2024. Long-term debt repayments in 2017 were $69 million. Net short-term debt repayments of $128 million in 2017 included the repayment of our 6.35% senior notes with a principal balance of $88 million. Other financing activities in 2017 related primarily to payments of non-controlling interest dividends.

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

We used the proceeds of certain debt offerings in 2016 to fund tender offers to buy back an aggregate principal balance of $1.9 billion of our 6.35% senior notes, 6.00% senior notes, 9.625% senior notes and 5.125% senior notes and used the remaining proceeds to repay our revolving credit facility, term loan and for general corporate purposes. We recognized a cumulative loss of $78 million on the tender offers buyback transaction. Financing activities during 2016 also included the payment of $87 million related to the purchase of previously leased rig equipment. See “Note 11 – Short-term Borrowings and Other Debt Obligations
” and “Note 12 – Long-term Debt” for additional details of our financing activities.

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

Revolving Credit Agreements and Term Loan Agreement

On August 16, 2018, we amended and restated our existing Revolving Credit Agreement (the “A&R Credit Agreement”), entered into a Secured Second Lien 364-Day Revolving Credit Agreement (the “364-Day Credit Agreement”) and amended certain terms of our existing Term Loan Agreement (“Term Loan Agreement”). At December 31, 2018, the A&R Credit Agreement and the 364-Day Credit Agreement have total commitments of $846 million, comprised respectively of $529 million and a$317 million. At December 31, 2018, we have principal borrowings of $310 million under the Term Loan Agreement. We collectively refer to our A&R Credit Agreement, 364-Day Credit Agreement and Term Loan Agreement as the “Credit Agreements.” Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants.

Under the terms of the A&R Credit Agreement, commitments of $226 million from non-extending lenders (“non-extending lenders”) will mature on July 12, 2019 and commitments of $303 million from extending lenders (“extending lenders”) will mature on July 13, 2020. The 364-Day Credit Agreement matures on August 15, 2019 and the Term Loan matures in July of 2020. There is no guarantee that we will be able to refinance all or a portion of the non-extending portion of our A&R Credit Agreement or the 364-Day Credit Agreement when they mature. Due to certain factors, including our credit rating downgrade described below, any refinancing of the non-extending portion of our A&R Credit Agreement or the 364-Day Credit Agreement may be at higher interest rates and may require us to comply with more onerous covenants than those described below, which could further restrict our business and operations.

The A&R Credit Agreement and Term Loan Agreement were amended to permit the debt and the liens to be incurred under the 364-Day Credit Agreement and to make other modifications related to factoring of receivables, senior borrowings, permitted liens, and covenants.

At December 31, 2018, we had total borrowing availability of $325 million available under our Credit Agreements. The following table summarizes our Credit Agreements borrowing capacity utilization and availability:

(Dollars in millions)	December 31, 2018
Facilities	$1,156
Less Uses of Facilities:
364-Day Credit Agreement	317
A&R Credit Agreement	—
Letters of Credit	204
Term Loan Principal Borrowing	310
Borrowing Availability	$325

If we continue to experience operating losses and we are not able to satisfy our cash requirements described below under “Cash Requirements”, then our liquidity needs may exceed the availability under our Credit Agreements and other facilities that we may enter into in the future.

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

3)	Asset coverage ratio of at least 4.0 to 1, which is calculated as our asset value to indebtedness guaranteed by subsidiaries under the Credit Agreements and other guaranteed facilities.

4)	Current asset coverage ratio of at least 2.1 to 1, which is calculated as our current asset value to indebtedness under the Term Loan Agreement and commitments under the 364-Day Credit Agreement.

As of December 31, 2018, we were in compliance with these financial covenants as defined in the Credit Agreements and in the covenants under our indentures. We expect to remain in compliance with all our covenants in 2019. Should circumstances arise where we are not in compliance with our covenants during any quarterly reporting period, we may have to seek a waiver from our lenders or take measures to reduce indebtedness under the Credit Agreements to a level that would comply with the covenants. These measures include, among other things, issuing equity, but the proceeds we may be able to generate are limited by the current trading price for our stock and the limited number of shares we have authorized to issue under our governing documents. Furthermore, if we seek a waiver, we may not be able to obtain a waiver from the required lenders.

Other Short-Term Borrowings and Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At December 31, 2018, we had $9 million in short-term borrowings under these arrangements. At December 31, 2018, the current portion of long-term debt was primarily related to the $50 million current portion of our Term Loan Agreement.

Ratings Services’ Credit Ratings

On December 24, 2018, S&P Global Ratings downgraded our senior unsecured notes to CCC– from CCC+, with a negative outlook. Weatherford’s issuer credit rating was lowered to CCC from B–. On December 20, 2018, Moody’s Investors Service downgraded our credit rating on our senior unsecured notes to Caa3 from Caa1 and our speculative grade liquidity rating to SGL-4 from SGL-3, both with a negative outlook. While we expect to continue to have access to credit markets, our non-investment grade status may limit our ability to refinance our existing debt, could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest of our borrowings. Suppliers and financial institutions may lower or eliminate the level of credit provided through payment or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which could decrease our ability to repay debt balances, negatively affect our cash flow and impact our access to the inventory and services needed to operate our business.

Cash Requirements
During 2019, we anticipate our cash requirements will include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, payments for short-term working capital needs and transformation costs, including severance and professional consulting payments. Our cash requirements may also include opportunistic debt repurchases, business acquisitions, awards under our employee incentive programs if we do not have a sufficient amount of authorized capital to grant equity awards, and other amounts to settle litigation related matters described in “Item 1A. – Risk Factors” and “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20 – Disputes, Litigation and Legal Contingencies.” While we anticipate funding these requirements from cash and cash equivalent balances, cash generated by our operations, availability under our credit facilities, accounts receivable factoring, proceeds from disposals of businesses or capital assets that no longer fit our long-term strategy, we cannot assure that cash flows and other internal and external sources of liquidity will at all times be sufficient to satisfy our cash requirements. We historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings.

Capital expenditures for 2019 are projected to be approximately $200 million to $250 million due to anticipated activity in the oil and gas business related to stabilizing active rig counts. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and actual industry activity levels in 2019. Expenditures are expected to be used primarily to support the ongoing activities of our core business. If we are unable to generate positive cash flows or access other sources of liquidity described in the previous paragraph, we may need to reduce or eliminate our anticipated capital expenditures in 2019.

Cash and cash equivalents of $600 million at December 31, 2018, are held by subsidiaries outside of Switzerland, the Company’s taxing jurisdiction. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax. However, in 2016 we recorded tax expense of $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries.

As of December 31, 2018, $28 million of our cash and cash equivalents balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. dollar conversions. In January 2018, the Angolan National Bank announced a new currency exchange policy and the Angolan kwanza subsequently devalued. As of December 31, 2018, the Angolan kwanza has devalued approximately 85% since December 31, 2017. As a result, we recognized currency devaluation charges of $49 million in 2018, primarily for the Angolan kwanza. Sustained Angolan exchange limitations may continue and has limited our ability to repatriate earnings and exposes us to additional exchange rate risk.

Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In 2018, we sold accounts receivable of $382 million, recognized a loss of $2 million and received cash proceeds totaling $373 million on these sales. In 2017, we sold accounts receivables of $227 million, recognized a loss of $1 million and received cash proceeds totaling $223 million on these sales. In 2016, we sold accounts receivables of $156 million, recognized a loss of $0.7 million and received cash proceeds totaling $154 million on these sales. Our factoring transactions were recognized as sales, and the proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.

In the first quarter of 2017, we converted trade receivables of $65 million into a note from a customer with a face value of $65 million. The note had a three-year term at a 4.625% stated interest rate. We reported the note as a trading security within “Other Current Assets” at fair value on the Consolidated Balance Sheets at its fair value of $58 million on March 31, 2017. During the second quarter of 2017, we sold the note for $59 million.

During the second quarter of 2016, we accepted a note with a face value of $120 million from PDVSA in exchange for $120 million in net trade receivables. The note had a three-year term at a 6.5% stated interest rate. We carried the note at the lower of cost or fair value and recognized a loss in the second quarter of 2016 of $84 million to adjust the note to fair value. In the fourth quarter of 2016, we sold the economic rights in the note receivable for $44 million and recognized a gain of $8 million.

Contractual Obligations

The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period
(Dollars in millions)	2019	2020 and 2021	2022 and 2023	Thereafter	Total
Short-term Debt	$326	$—	$—	$—	$326
Long-term Debt (a)	57	2,654	1,410	3,684	7,805
Interest on Long-term Debt	553	997	666	2,543	4,759
Noncancellable Operating Leases	128	155	72	176	531
Purchase Obligations	320	40	—	—	360
	$1,384	$3,846	$2,148	$6,403	$13,781

(a)
Amounts represent the expected cash payments of principal associated with our long-term debt. These amounts do not include the unamortized discounts or deferred gains on terminated interest rate swap agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $255 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations table above.

We have defined benefit pension and other post-retirement benefit plans covering certain of our U.S. and international employees. During 2018, we made contributions and paid direct benefits of approximately $5 million in connection with those plans and we anticipate funding approximately $5 million during 2019. Our projected benefit obligations for our defined benefit pension and other post-retirement benefit plans were $173 million as of December 31, 2018.

Derivative Instruments

Warrant

During the fourth quarter of 2016, in conjunction with the issuance of 84.5 million ordinary shares, we issued a warrant that gives the holder the option to acquire an additional 84.5 million ordinary shares. The exercise price on the warrant is $6.43 per share and is exercisable any time prior to May 21, 2019. The warrant is classified as a liability and carried at fair value with changes in its fair value reported through earnings. The fair value of the warrant was nil and $70 million on December 31, 2018 and 2017, respectively, generating an unrealized gain of $70 million in 2018 and $86 million in 2017. The change in fair value of the warrant during 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in Weatherford’s stock price. The change in fair value of the warrant during 2017 was principally due to a decrease in Weatherford’s stock price. See “Note 14 – Derivative Instruments” for information related to the warrant.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. As of December 31, 2018 and 2017, we had net unamortized premiums on fixed-rate debt of nil and $4 million, respectively, associated with fair value hedge terminations. These premiums were being amortized over the remaining term of the originally hedged debt as a reduction to interest expense included in “Interest Expense, Net” on the accompanying Consolidated Statements of Operations. See “Note 14 – Derivative Instruments” to our Consolidated Financial Statements for additional details.

Cash Flow Hedges

We may use interest rate swaps to mitigate our exposure to variability in forecasted cash flows due to changes in interest rates. In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from “Accumulated Other Comprehensive Loss” to interest expense over the remaining term of the debt. As of December 31, 2018 and 2017, we had net unamortized losses of $8 million and $9 million, respectively, associated with our cash flow hedge terminations. As of December 31, 2018, we did not have any cash flow hedges designated.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2018 and 2017, we had outstanding foreign currency forward contracts with notional amounts aggregating to $435 million and $767 million, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates. See “Note 14 – Derivative Instruments” for additional information.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded in each period in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations. See “Note 14 – Derivative Instruments” for additional information.

Off-Balance Sheet Arrangements

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

The 6.80% senior notes due 2037 of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2018 and December 31, 2017. At December 31, 2018, Weatherford Bermuda also guaranteed the 9.875% senior notes due 2025.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2018 and December 31, 2017: (1) A&R Credit Agreement, (2) Term Loan Agreement, (3) 6.50% senior notes due 2036, (4) 7.00% senior notes due 2038, (5) 9.875% senior notes due 2039, (6) 5.125% senior notes due 2020, (7) 6.75% senior notes due 2040, (8) 4.50%

senior notes due 2022, (9) 5.95% senior notes due 2042, (10) 5.875% exchangeable senior notes due 2021, (11) 7.75% senior notes due 2021, (12) 8.25% senior notes due 2023 and (13) 9.875% senior notes due 2024. Weatherford Delaware also guaranteed the 6.00% senior notes due 2018, which were repaid in full in March 2018 and the 9.625% senior notes due 2019, which were repaid in full through early redemption of the bond in April 2018. At December 31, 2018, Weatherford Delaware also guaranteed the 364-Day Credit Agreement.

Certain of these guarantee arrangements require us to present condensed consolidating financial information. See guarantor financial information presented in “Note 23 – Consolidating Financial Statements.”

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of December 31, 2018, we had $495 million of letters of credit and performance and bid bonds outstanding, consisting of $291 million of letters of credit under various uncommitted facilities and $204 million of letters of credit under the A&R Credit Agreement. At December 31, 2018, we have cash collateralized $81 million of our letters of credit, which is included in “Cash and Cash Equivalents” in the accompanying Consolidated Balance Sheets. In Latin America we utilize surety bonds as part of our customary business practice. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called and it could have an adverse impact on our business, operations and financial condition.

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

Business Combinations and Goodwill

Goodwill represents the excess of consideration paid over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Goodwill is allocated to Weatherford’s reporting units when initially acquired. Reporting units are operating segments or one level below the operating segment level. As of October 1, 2018, we performed a quantitative assessment under the revised reporting unit structure. Our reporting units are based on our regions and include North America, Latin America, Europe and Sub-Sahara Africa, Russia/China, Middle East/North Africa, and Asia.

Goodwill is not amortized but is evaluated for impairment. We perform an impairment test for goodwill annually as of October 1 or more frequently if indicators of potential impairment exist that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. We have the option to assess qualitative factors to determine if it is necessary to perform the quantitative goodwill impairment test. If it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we must perform the quantitative goodwill impairment test. We also have the unconditional option to bypass the qualitative assessment at any time and perform the quantitative step. The quantitative step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values.

For the year ended December 31, 2018, we elected not to perform the optional qualitative assessment and instead proceeded directly to perform the quantitative step for our annual testing as of October 1; however, impairment indicators during the fourth quarter required us to update our impairment test as of December 31. The impairment indicators during the quarter included the steep decline in oil prices and expectations for lower exploration and production capital spending that resulted in a sharp reduction in share prices in the oilfield services sector. In our assessment, the fair value of our reporting units is determined using a combination of the income approach and the market approach. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows. The income approach requires us to make certain estimates and judgments. To arrive at our future cash flows, we use estimates of economic and market information, including growth rates in revenues and costs, working capital and capital expenditure requirements, and operating margins and tax rates. Several of the assumptions used in our discounted cash flow analysis are based upon our annual financial forecast. Our annual planning process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. Assumptions are also made for periods beyond the financial forecast period. The discount rate used in the income approach is determined using a weighted average cost of capital and reflects the risks and uncertainties in the cash flow estimates. The weighted average cost of capital includes a cost of debt and equity. The cost of equity is estimated using the capital asset pricing model, which includes inputs for a long-term risk-free rate, equity risk premium, country risk premium, and an asset beta appropriate for the assets in the reporting unit. The discount rates for our reporting units ranged from 10.25% to 12.75% as of our December 31, 2018 impairment test. The market approach estimates fair value as a multiple of each reporting unit’s actual and forecasted earnings based on market multiples of comparable publicly traded companies over a three-year period. The market multiples for our reporting units ranged from 5x –7x as of our December 31, 2018 impairment test.

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

Except as described below, the fair values of our reporting units that have goodwill were in excess of their carrying value and therefore no impairment was recorded. These reporting units’ fair value exceeded their respective carrying values by at least 45%.

For the year ended December 31, 2018, we recorded a total impairment charge to goodwill of $1.9 billion in our North America, Europe and Sub-Sahara Africa, and Asia reporting units. The impairment reflects the overall decline in the fair value of the reporting units.

The carrying amounts of goodwill by reporting unit as of December 31, 2018, excluding a $7 million allocation to businesses classified as held for sale, are as follows:

(Dollars in Millions)
Reporting Unit	Goodwill Carrying Value Before Held for Sale
North America	$217
Latin America	282
Western Hemisphere	$499

Russia/China	$34
Middle East/North Africa	44
Asia	143
Eastern Hemisphere	$221

Total	$720

Our estimates of fair value are sensitive to the aforementioned inputs to the valuation approaches. If any one of the above inputs changes, it could reduce the estimated fair value of the affected reporting unit and result in a potentially material impairment charge to goodwill. Some of the inputs, such as forecasts of revenue and earnings growth, are subject to change given their uncertainty. Other inputs, such as the discount rate used in the income approach and the valuation multiple used in the market approach, are subject to change as they are outside of our control. Except as described below, a hypothetical 700 basis point increase in the discount rate used for our Latin America, Russia/China, and Middle East/North Africa reporting units, holding all other assumptions constant, would not have resulted in the fair value being less than the carrying value. Likewise, a hypothetical twenty percentage point decrease in our growth rate, holding all other assumptions constant, would not have resulted in a fair value being less than the carrying value for these reporting units. In addition, a hypothetical decrease in our valuation multiple of 5x, holding all other assumptions constant, would not have resulted in a fair value being less than the carrying value for these reporting units. For our North America and Asia reporting units:

•
A hypothetical 25 basis point increase in the discount rate used for North America or hypothetical 75 basis point increase in the discount rate used for Asia, holding all other assumptions constant, could result in a potentially material impairment charge to goodwill for those reporting units.

•
A hypothetical one percentage point decrease in the growth rate used for North America or hypothetical five percentage point decrease in the growth rate used for Asia, holding all other assumptions constant, could result in a potentially material impairment charge to goodwill for those reporting units.

•
A hypothetical 2x decrease in our valuation multiple used for North America or hypothetical 4x decrease in our valuation multiple used for Asia, holding all other assumptions constant, could result in a potentially material impairment charge to goodwill for those reporting units.

Based on the results of our impairment tests, we did not recognize a goodwill impairment charge in 2017 and 2016.

For further analysis and discussion of goodwill refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10 – Goodwill and Intangible Assets” of this Form 10-K.

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

Estimated Useful Lives
Buildings and Leasehold Improvements	10 – 40 years or lease term
Rental and Service Equipment	2 – 15 years
Machinery and Other	2 – 12 years
Intangible Assets	2 – 20 years

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

During 2018, we recognized long-lived asset impairments of $151 million, of which $141 million ($43 million in our Western Hemisphere segment and $98 million in our Eastern Hemisphere segment) was to write-down our land drilling rigs assets to the lower of carrying amount or fair value less cost to sell and the remaining $10 million ($3 million was in our Western Hemisphere and $7 million is in our Eastern Hemisphere segment) of charges were for land drilling rigs assets charges not in held for sale. See “Note 4 – Business Combinations and Divestitures” for more details. The impairments were due to the sustained downturn in the oil and gas industry that resulted in a reassessment of our disposal groups for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. See “Note 13 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the fair value determination used in the impairment calculation.

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

The decline and its impact on demand represent a significant adverse change in the business climate and an indication that some of our long-lived assets may not be recoverable. Based on the impairment indicators noted we performed an analysis of our long-lived assets in 2018, 2017 and 2016 and recorded long-lived and other asset impairment charges to adjust to fair value. See “Note 9 – Long-Lived Asset Impairments” for additional information regarding the long-lived assets impairment.

Management cannot predict the occurrence of future impairment-triggering events, so we continue to assess whether indicators of impairment to long-lived assets exist due to the current business conditions in the oilfield services industry.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our income tax provision in 2018 was $34 million compared to $137 million in 2017 and $496 million in 2016, which resulted in an effective tax rate of (1)%, (5)% and (17)%, respectively.

We recognize the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in over 80 countries through hundreds of legal entities. As a result, we are subject to numerous tax laws in the jurisdictions, and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions in which we operate are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), withholding taxes based on revenue, and other alternative minimum taxes. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of December 31, 2018, we had recorded reserves for uncertain tax positions of $195 million, excluding accrued interest and penalties of $60 million. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities.

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

As of December 31, 2018, our gross deferred tax assets were $1.8 billion before a related valuation allowance of $1.7 billion. As of December 31, 2017, our gross deferred tax assets were $2.1 billion before a related valuation allowance of $1.9 billion. The gross deferred tax assets were also offset by gross deferred tax liabilities of $124 million and $251 million as of December 31, 2018 and 2017, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Significant judgment is involved in recognizing this allowance. The determination of the collectability requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectability is reasonably assured, as well as consideration of the overall business and political climate in which our customers operate. Provisions for doubtful accounts are recorded when it becomes evident that customer accounts are uncollectible. The allowance in “Accounts Receivable, Net of Allowance for Uncollectible Account” is $123 million, or 10%, and $156 million, or 12%, over total gross accounts receivable as of December 31, 2018 and December 31, 2017.

In 2018, 2017 and 2016, we recognized bad debt expense of $5 million, $238 million and $69 million, respectively.

In the second quarter of 2017, we changed the accounting for revenue with our primary customer in Venezuela and reclassified net accounts receivable for this customer as a net long-term receivable. In the fourth quarter of 2017, we changed the accounting for revenue with substantially all of our customers in Venezuela due to the downgrade of the country’s bonds by certain credit agencies, continued significant political and economic turmoil and continued economic sanctions around certain financing transactions imposed by the U.S. government. In connection with this development, we recorded a charge of $230 million fully reserving our receivables for these customers in Venezuela. The long-term allowance related to our primary customer in Venezuela is $171 million and $173 million as of December 31, 2018 and December 31, 2017.

We believe that our allowance for doubtful accounts is adequate to cover bad debt losses under current conditions. However, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A 5% change in the current allowance for doubtful accounts would have had an impact on loss before income taxes of approximately $6 million in 2018.

Inventory Reserves

Inventory represents a significant component of current assets and is stated at the lower of cost or net realizable value using either a first-in, first-out (“FIFO”) or average cost method. To maintain a book value that is the lower of cost or net realizable value, we maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we review inventory quantities on hand, future product demand, market conditions, production requirements and technological obsolesce. This review requires us to make judgments regarding potential future outcomes. At December 31, 2018 and 2017, inventory reserves represented 23%, and 34%, of gross inventory, respectively. During 2018, 2017 and 2016, we recognized inventory write-off and other related charges, including excess and obsolete inventory charges totaling $80 million and $540 million and $269 million, respectively. These charges were largely attributable to the downturn in the oil and gas industry, where certain inventory has been deemed commercially unviable or technologically obsolete considering current and future demand. We believe that our reserves are adequate to properly value excess, slow-moving and obsolete inventory under current conditions.

Disputes, Litigation and Contingencies

As of December 31, 2018, we have accrued an estimate of the probable and estimable cost to resolve certain legal and investigation matters. For matters not deemed probable and reasonably estimable, we have not accrued any amounts in accordance with U.S. GAAP. Our legal department manages all pending or threatened claims and investigations on our behalf. The estimate of the probable costs related to these matters is developed in consultation with internal and outside legal counsel. Our contingent loss estimates are based upon an analysis of potential results, assuming a combination of probable litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the issues. Whenever possible, we attempt to resolve these matters through settlements, mediation and arbitration proceedings if advantageous to us. If the actual settlement costs, final judgments or fines differ from our estimates, our future financial results may be adversely affected. For a more comprehensive discussion, see “Note 20 – Disputes, Litigation and Legal Contingencies.”

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

Highly Inflationary Economy

As of June 30, 2018, the economy of Argentina was deemed to be highly inflationary and, effective July 1, 2018, we changed the functional currency of our Argentine operations from an Argentine peso functional currency to a U.S. dollar functional currency. For the year ended December 31, 2018, the functional currency change resulted in an immaterial currency loss on the Argentine peso denominated net assets held by our subsidiaries.

Foreign Currency Exchange Rates and Inflationary Impacts

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, such as Latin America, the Middle East and Southeast Asia, the currency of our primary economic environment is the U.S. dollar, and thus we use the U.S. dollar primarily as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar, and the functional currency is the applicable local currency.

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Consolidated Statements of Operations. For the year ended December 31, 2018 and December 31, 2016, we recognized currency devaluation charges of $49 million and $41 million, respectively, and primarily related to the devaluation of the Angolan kwanza. For additional details see “Currency Devaluation Charges” sub-heading under “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Foreign Currency, Foreign Currency Forward Contracts and Cross-Currency Swaps

Assets and liabilities of entities for which the functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date result in translation adjustments that are reflected in Accumulated Other Comprehensive Loss in the Shareholders’ Deficiency section on our Consolidated Balance Sheets. Foreign currency translation comprehensive loss worsened $240 million in 2018 and improved $130 million in 2017.

As of December 31, 2018 and 2017, we had outstanding foreign currency forward contracts with total notional amounts aggregating $435 million and $767 million, respectively. These contracts were entered into in order to hedge our net monetary exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts owed associated with closed contracts at December 31, 2018 and 2017, resulted in a net liability of approximately $4 million and a net asset $1 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

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

Our senior notes outstanding at December 31, 2018 and 2017, and that were subject to interest rate risk consist of the following:

	December 31,
	2018		2017
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.00% Senior Notes due 2018	—	—	66	66
9.625% Senior Notes due 2019	—	—	488	516
5.125% Senior Notes due 2020	364	266	364	364
5.875% Exchangeable Senior Notes due 2021 (a)	1,194	792	1,170	1,221
7.75% Senior Notes due 2021	743	571	741	767
4.50% Senior Notes due 2022	644	373	643	587
8.25% Senior Notes due 2023	742	448	739	755
9.875% Senior Notes due 2024	781	486	780	840
9.875% Senior Notes due 2025 (b)	588	363	—	—
6.50% Senior Notes due 2036	447	223	447	378
6.80% Senior Notes due 2037	255	134	255	214
7.00% Senior Notes due 2038	456	241	456	396
9.875% Senior Notes due 2039	245	138	245	267
6.75% Senior Notes due 2040	457	230	456	391
5.95% Senior Notes due 2042	369	190	368	298
Total	$7,285	$4,455	$7,218	$7,060

(a)
The fair value of the Exchangeable Senior Notes due 2021 includes an exchange feature reported in Capital in Excess of Par Value, and a debt component further described in “Note 12 – Long-term Debt.” In 2017, the fair value of the Exchangeable Senior Notes was separated into the exchange feature and the debt component and was not included in the fair value of debt.

(b)	On February 28, 2018, we issued $600 million in aggregate principal amount of our 9.875% senior notes due 2025.

We had various capital lease and term loan debt instruments of $377 million at December 31, 2018 but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $326 million at December 31, 2018 approximates their fair value.

As it relates to our variable rate debt, if market interest rates increase by an average of 1% from the rates as of December 31, 2018, interest expense for 2018 would increase by approximately $3 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. For purposes of this sensitivity analysis, we assumed no changes in our capital structure.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Weatherford International plc:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Weatherford International plc and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ (deficiency) equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Houston, Texas
February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Weatherford International plc:

Opinion on Internal Control Over Financial Reporting

We have audited Weatherford International plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ (deficiency) equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 15, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 15, 2019

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars and shares in millions, except per share amounts)	2018	2017	2016
Revenues:
Products	$2,051	$2,116	$2,059
Services	3,693	3,583	3,690
Total Revenues	5,744	5,699	5,749

Costs and Expenses:
Cost of Products	1,887	2,142	2,143
Cost of Services	2,627	2,747	3,046
Research and Development	139	158	159
Selling, General and Administrative Attributable to Segments	764	904	965
Corporate General and Administrative	130	130	138
Goodwill Impairment	1,917	—	—
Long-Lived Asset Impairments, Write-Downs and Other	238	1,711	1,043
Restructuring and Transformation Charges	126	183	280
Litigation Charges, Net	—	(10)	220
Gain from Disposition of U.S. Pressure Pumping Assets	—	(96)	—
Total Costs and Expenses	7,828	7,869	7,994

Operating Loss	(2,084)	(2,170)	(2,245)

Other Income (Expense):
Interest Expense, Net	(614)	(579)	(499)
Warrant Fair Value Adjustment	70	86	16
Bond Tender and Call Premium	(34)	—	(78)
Currency Devaluation Charges	(49)	—	(41)
Other Income (Expense), Net	(46)	7	(30)

Loss Before Income Taxes	(2,757)	(2,656)	(2,877)
Income Tax Provision	(34)	(137)	(496)
Net Loss	(2,791)	(2,793)	(3,373)
Net Income Attributable to Noncontrolling Interests	20	20	19
Net Loss Attributable to Weatherford	$(2,811)	$(2,813)	$(3,392)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(2.82)	$(2.84)	$(3.82)

Weighted Average Shares Outstanding:
Basic & Diluted	997	990	887

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Net Loss	$(2,791)	$(2,793)	$(3,373)

Foreign Currency Translation	(240)	130	(12)
Defined Benefit Pension Activity	12	(39)	42
Other	1	—	1
Other Comprehensive Income (Loss)	(227)	91	31
Comprehensive Loss	(3,018)	(2,702)	(3,342)
Comprehensive Income Attributable to Noncontrolling Interests	20	20	19
Comprehensive Loss Attributable to Weatherford	$(3,038)	$(2,722)	$(3,361)

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and shares in millions, except par value)	2018	2017
Assets:
Cash and Cash Equivalents	$602	$613
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $123 in 2018 and $156 in 2017	1,130	1,103
Inventories, Net	1,025	1,234
Other Current Assets	428	569
Assets Held for Sale	265	359
Total Current Assets	3,450	3,878

Property, Plant and Equipment, Net of Accumulated Depreciation of $5,786 in 2018 and $6,602 in 2017	2,086	2,708
Goodwill	713	2,727
Other Non-current Assets	352	434
Total Assets	$6,601	$9,747

Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$383	$148
Accounts Payable	732	856
Accrued Salaries and Benefits	249	308
Income Taxes Payable	214	228
Other Current Liabilities	722	690
Total Current Liabilities	2,300	2,230

Long-term Debt	7,605	7,541
Other Non-current Liabilities	362	547
Total Liabilities	10,267	10,318

Shareholders’ Deficiency:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 1,002 shares and 993 shares at December 31, 2018 and 2017, respectively	1	1
Capital in Excess of Par Value	6,711	6,655
Retained Deficit	(8,671)	(5,763)
Accumulated Other Comprehensive Loss	(1,746)	(1,519)
Weatherford Shareholders’ Deficiency	(3,705)	(626)
Noncontrolling Interests	39	55
Total Shareholders’ Deficiency	(3,666)	(571)
Total Liabilities and Shareholders’ Deficiency	$6,601	$9,747

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIENCY) EQUITY

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ (Deficiency) Equity
Balance at December 31, 2015	$1	$5,502	$442	$(1,641)	$61	$4,365

Net Income (Loss)	—	—	(3,392)	—	19	(3,373)
Other Comprehensive Income	—	—	—	31	—	31
Dividends Paid to Noncontrolling Interests	—	—	—	—	(24)	(24)
Issuance of Common Shares	—	894	—	—	—	894
Issuance of Exchangeable Notes	—	97	—	—	—	97
Equity Awards Granted, Vested and Exercised	—	78	—	—	—	78
Balance at December 31, 2016	$1	$6,571	$(2,950)	$(1,610)	$56	$2,068

Net Income (Loss)	—	—	(2,813)	—	20	(2,793)
Other Comprehensive Income	—	—	—	91	—	91
Dividends Paid to Noncontrolling Interests	—	—	—	—	(21)	(21)
Equity Awards Granted, Vested and Exercised	—	84	—	—	—	84
Balance at December 31, 2017	$1	$6,655	$(5,763)	$(1,519)	$55	$(571)

Net Income (Loss)	—	—	(2,811)	—	20	(2,791)
Other Comprehensive Loss	—	—	—	(227)	—	(227)
Dividends Paid to Noncontrolling Interests	—	—	—	—	(16)	(16)
Equity Awards Granted, Vested and Exercised	—	52	—	—	—	52
Adoption of Intra-Entity Transfers of Assets Other Than Inventory and Revenue from Contracts with Customers	—	—	(97)	—	—	(97)
Other	—	4	—	—	(20)	(16)
Balance at December 31, 2018	$1	$6,711	$(8,671)	$(1,746)	$39	$(3,666)

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Cash Flows From Operating Activities:
Net Loss	$(2,791)	$(2,793)	$(3,373)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	556	801	956
Goodwill Impairment	1,917	—	—
Long-Lived Asset Impairments	151	928	436
Venezuelan Receivables Write-Down	—	230	—
Inventory Write-off and Other Related Charges	80	540	269
Asset Write-Downs and Other Charges	89	38	194
Defined Benefit Pension Plan Gains	—	(47)	—
Currency Devaluation Charges	49	—	41
Litigation Charges (Credits)	5	(10)	214
Bond Tender Premium	34	—	78
Employee Share-Based Compensation Expense	47	70	87
Bad Debt Expense	5	8	69
Gain on Sale of Assets and Businesses, Net	(53)	(91)	(10)
Deferred Income Tax Provision (Benefit)	(79)	(25)	381
Warrant Fair Value Adjustment	(70)	(86)	(16)
Other, Net	8	142	127
Change in Operating Assets and Liabilities, Net:
Accounts Receivable	(70)	(29)	214
Inventories	86	(37)	260
Other Current Assets	(90)	107	67
Accounts Payable	(90)	(2)	(21)
Accrued Litigation and Settlements	(25)	(123)	(94)
Other Current Liabilities	48	20	(201)
Other, Net	(49)	(29)	18
Net Cash Used in Operating Activities	(242)	(388)	(304)

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS. Continued
	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(186)	(225)	(204)
Acquisition of Assets Held for Sale	(31)	(244)	—
Acquisitions of Businesses, Net of Cash Acquired	4	(7)	(5)
Acquisition of Intangible Assets	(28)	(15)	(10)
Insurance Proceeds Related to Asset Casualty Loss	—	—	39
Proceeds (Payment) from Disposition of Businesses and Investments	257	429	(6)
Proceeds from Disposition of Assets	106	51	49
Other Investing Activities	—	(51)	—
Net Cash Provided by (Used in) Investing Activities	122	(62)	(137)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	586	250	3,681
Repayments of Long-term Debt	(502)	(69)	(1,963)
Borrowings (Repayments) of Short-term Debt, Net	158	(128)	(1,512)
Proceeds from Issuance of Ordinary Common Shares and Warrant	—	—	1,071
Bond Tender Premium	(34)	—	(78)
Payment for Leased Asset Purchase	—	—	(87)
Other Financing Activities, Net	(40)	(33)	(51)
Net Cash Provided by Financing Activities	168	20	1,061
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(59)	6	(50)
Net Increase (Decrease) in Cash and Cash Equivalents	(11)	(424)	570
Cash and Cash Equivalents at Beginning of Year	613	1,037	467
Cash and Cash Equivalents at End of Year	$602	$613	$1,037

Supplemental Cash Flow Information
Interest Paid	$584	$538	$467
Income Taxes Paid, Net of Refunds	$99	$87	$161
Non-Cash Financing Obligations	$23	$24	$25

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Weatherford International plc (“Weatherford Ireland”), an Irish public limited company and Swiss tax resident, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a multinational oilfield service company. Weatherford is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. We operate in approximately 80 countries, which are located in virtually all of the oil and natural gas producing regions in the world. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

Our ordinary shares are listed on the New York Stock Exchange (the “NYSE”) under the symbol “WFT.” The authorized share capital of Weatherford Ireland includes 1.356 billion ordinary shares with a par value of $0.001 per share.

Principles of Consolidation

We consolidate all wholly owned subsidiaries and controlled joint ventures. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation, including those related to the adoption of new accounting standards. Prior year net income and shareholders’ deficiency were not affected by these reclassifications. See subsection entitled “New Accounting Pronouncements” for additional details. Our rental and service equipment and accumulated depreciation in 2017 have been revised to reflect certain net assets reclassified to held for sale at December 31, 2017.

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

Major Customers and Credit Risk

Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform on-going credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain allowances for potential credit losses. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of our international sales are to large international or national oil companies and these sales have resulted in a concentration of receivables from certain national oil companies. As of December 31, 2018, the Eastern Hemisphere accounted for 55% of our net outstanding accounts receivables and the Western Hemisphere accounted for 45% of our net outstanding accounts receivables. As of December 31, 2018, our net outstanding accounts receivable in the U.S. accounted for 18% of our balance and Mexico accounted for 10% of our balance. No other country accounted for more than 10% of our net outstanding accounts receivables balance. During 2018, 2017 and 2016, no individual customer accounted for more than 10% of our consolidated revenues.

Inventories

We value our inventories at lower of cost or net realizable value using either the first-in, first-out (“FIFO”) or average cost method. Cost represents third-party invoice or production cost. Production cost includes material, labor and manufacturing overhead. Work in process and finished goods inventories include the cost of materials, labor and manufacturing overhead. To maintain a book value that is the lower of cost or net realizable value, we regularly review inventory quantities on hand and maintain reserves for excess, slow moving and obsolete inventory.

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

Our depreciation expense was $493 million, $749 million and $896 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated useful lives of our major classes of PP&E are as follows:

Major Classes of Property, Plant and Equipment	Estimated Useful Lives
Buildings and leasehold improvements	10 – 40 years or lease term
Rental and service equipment	2 – 15 years
Machinery and other	2 – 12 years

Assets Held for Sale

We consider businesses or assets to be held for sale when all of the following criteria are met: (a) management commits to a plan to sell the business or asset and (b) the business or asset is available for immediate sale in its present condition and (c) actions required to complete the sale of the business or asset have been initiated and (d) the sale of the business or asset is probable and we expect the completed sale will occur within one year and (e) the business or asset is actively being marketed for sale at a price that is reasonable given its current fair value, and (f) it is unlikely that the plan to sell will be significantly modified or withdrawn.

Upon designation as held for sale, we record the carrying value of each business or asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and cease recording depreciation. If at any time these criteria are no longer met, subject to certain exceptions, the assets previously classified as held for sale are reclassified as held and used and measured individually at the lower of the following: (a) the carrying amount before being classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell. During 2018 and 2017, there were no reclassifications from held for sale to held and used.

Goodwill and Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment. We perform an impairment test for goodwill annually as of October 1 or more frequently if indicators of potential impairment exist that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. We have the option to assess qualitative factors to determine if it is necessary to perform the quantitative step of the impairment test. If it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, further testing is not required. If it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we must perform the quantitative goodwill impairment test. We also have the unconditional option to bypass the qualitative assessment at any time and perform the quantitative step. The quantitative step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. If the carrying value of a reporting unit’s goodwill were to exceed its fair value, goodwill impairment is recognized as the difference to the extent of the goodwill balance.

Our intangible assets, excluding goodwill, are acquired technology, licenses, patents, customer relationships and other identifiable intangible assets. These are included in the caption “Other Non-current Assets” on the Consolidated Balance Sheets. Intangible assets are amortized on a straight-line basis over their estimated economic lives generally ranging from two to 20 years, except for intangible assets with indefinite lives, which are not amortized, but tested for impairment. As many areas of our business rely on patents and proprietary technology, we seek patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. We capitalize patent defense costs when we determine that a successful defense is probable.

Long-Lived Assets

We record our long-lived assets at cost, and review on a regular basis to determine whether any events or changes in circumstances indicate the carrying amount of the assets or asset group may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset or asset group, a significant change in the long-lived asset’s physical condition, the introduction of competing technologies, legal challenges, a reduction in the utilization rate of the assets, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset or asset group may not be recoverable, we determine whether an impairment has occurred through analysis of undiscounted cash flow of the asset or asset group at the lowest level that has an identifiable cash flow. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset or asset group. We estimate the fair value of the asset or asset group using market prices when available or, in the absence of market prices, based on an estimate of discounted cash flows or replacement cost. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset.

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

Foreign Currency

Results of operations for our foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included in “Accumulated Other Comprehensive Loss”, a component of Shareholders’ Deficiency.

For our subsidiaries that have a functional currency that differs from the currency of their balances and transactions, inventories, PP&E and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured into the functional currency using historical exchange rates. All monetary assets and liabilities are remeasured into the functional currency at current exchange rates. All revenues and expenses are translated into the functional currency at average exchange rates. Remeasurement gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. We record net foreign currency gains and losses on foreign currency derivatives (see “Note 14 – Derivative Instruments”) in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations. Devaluation charges on foreign currencies are reported in “Currency Devaluation Charges” on the accompanying Consolidated Statements of Operations.

As of December 31, 2018, cash and cash equivalents denominated in Angolan kwanza was approximately $28 million.

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

Disputes, Litigation and Contingencies

We accrue an estimate of costs to resolve certain legal and investigation matters when a loss on these matters is deemed probable and reasonably estimable. For matters not deemed probable or not reasonably estimable, we have not accrued any amounts. Our contingent loss estimates are based upon an analysis of potential results, assuming a combination of possible litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the associated issues.

Revenue Recognition

As of January 1, 2018, we adopted the new revenue recognition guidance, ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all of the related amendments, collectively Topic 606, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings as of January 1, 2018. The comparative period information has not been adjusted and continues to be reported under the previous revenue standard, the primary accounting policies for which are discussed below.

Our services and products were generally sold based upon purchase orders, contracts or other persuasive evidence of an arrangement with our customers that included fixed or determinable prices but do not generally include right of return provisions or other significant post-delivery obligations. Our products were produced in a standard manufacturing operation, even if produced to our customer’s specifications. Revenue was recognized for products when title passed to the customer, collectability was reasonably assured, delivery occurred as directed by our customer and when the customer assumed the risks and rewards of ownership. Revenue was recognized for services when they are rendered. Both contract drilling and pipeline service revenue is contractual by nature and generally governed by day-rate based contracts. We recognized revenue for day-rate contracts as the services were rendered.

See “Note 2 – New Accounting Pronouncements” and “Note 3 – Revenues” for details on the impact of adoption of the new revenue recognition guidance and our revenue recognition policies.

Earnings (Loss) per Share

Basic earnings (loss) per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares and performance units.

Unvested share-based payment awards and other instruments issued by the Company that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings per share following the two-class method. Accordingly, we include our restricted share awards (“RSA”) and the outstanding warrant until it expires on May 21, 2019, which contain the right to receive dividends, in the computation of both basic and diluted earnings per share when dilutive.

2. New Accounting Pronouncements

Accounting Changes

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced most existing revenue recognition guidance in U.S. GAAP. We adopted the new guidance and all of the related amendments, collectively Topic 606, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Net income for 2017 and shareholders’ equity as of December 31, 2017 were not affected by the adoption of the new guidance. The impact of the adoption of the new guidance was immaterial to our consolidated net loss.

The primary impact on adopting Topic 606 on our Consolidated Financial Statements is in our Well Construction product line, where we receive customer payments related to the demobilization of drilling equipment and crew. Under the adoption of Topic 606, we now recognize revenue on demobilization equally over the term of the contract, subject to any constraint as discussed in “Note 3 – Revenues” to our Consolidated Financial Statements. Prior to the adoption of Topic 606, we recognized demobilization revenue once the service was completed. These changes did not have any impact on our Consolidated Statements of Cash Flows.

The cumulative effect of the changes made to our January 1, 2018 Consolidated Balance Sheet for the adoption of Topic 606, were as follows:

(Dollars in millions)	Balance at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
Assets and Liabilities:
Other Current Assets	$569	$10	$579
Other Current Liabilities	690	2	692

Shareholders’ Deficiency:
Retained Deficit	(5,763)	8	(5,755)

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which implementation costs to capitalize as assets. This standard will reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. We elected to early adopt ASU 2018-15 as we currently apply such guidance to our cloud computing arrangements. The adoption of this ASU has no material impact on our Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the presentation of net periodic pension and postretirement benefit costs (“net benefit cost”). The service cost component of net benefit cost is required to be presented with other employee compensation costs, while other components of net benefit costs are presented separately outside of income from operations. We adopted ASU 2017-07 in the first quarter of 2018 on a retrospective basis which resulted in the reclassification of $41 million of income and $6 million of expense for the years ended December 31, 2017 and 2016, respectively, from “Total Costs and Expenses” to “Other Income (Expense), Net” on our Consolidated Statements of Operations.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in practice as to how certain transactions are classified in the statement of cash flows. We adopted ASU 2016-15 in the first quarter of 2018 on a retrospective basis and the adoption of this ASU has no material impact on our Consolidated Statements of Cash Flows.

Accounting Standards Issued Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The ASU is effective for the fiscal year ending December 31, 2020, but early adoption is permitted. The ASU is required to be applied retrospectively. This new standard will not have a significant impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The ASU is effective beginning with the first quarter of 2020, and early adoption is permitted. The ASU is required to be applied retrospectively, except the new Level 3 disclosure requirements which are applied prospectively. We have evaluated the impact that this new standard will have on our Consolidated Financial Statements and concluded adoption of the ASU will not have a significant impact.

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

In July 2017, the FASB issued ASU 2017-11, which amends the accounting for certain equity-linked financial instruments and states a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. For an equity-linked financial instrument no longer accounted for as a liability at fair value, the amendments require a down round to be treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. The ASU is effective beginning with the first quarter of 2019, and early adoption is permitted. The ASU is required to be applied retrospectively to outstanding instruments. Weatherford evaluated the impact that this new standard will have on our Consolidated Financial Statements and concluded adoption of the ASU will not have a significant impact on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The guidance requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance applies to (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (ii) loan commitments and other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income, and (iv) beneficial interests in securitized financial assets. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We will adopt the new standard on the effective date of January 1, 2020 and are evaluating the effect, if any, that the guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize a right-of-use (“ROU”) asset and lease liability for most leases, including those classified as operating leases under existing U.S. GAAP. The

ASU also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors.

This standard, and all the related amendments, will be effective for us beginning January 1, 2019 and we have elected to adopt using the optional adoption-date method and recognize a cumulative effect adjustment. In addition, we have elected certain available practical expedients. We will revise our leasing policies to require most of the leases, where we are the lessee, to be recognized on the balance sheet as a right-of-use asset and lease liability whereas currently we do not recognize operating leases on our balance sheet. Further, we will separate leases from other contracts where we are either the lessor or lessee when the rights conveyed under the contract indicate there is a lease, where we may not be required to do so under existing policies.

Additionally, we are implementing changes to our systems, processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. Adoption of the standard will result in the recognition of both additional ROU operating lease assets and lease liabilities of approximately $275 million to $315 million upon adoption.

3. Revenues

Revenue Recognition

The majority of our revenue is derived from short term contracts. We account for revenue in accordance with Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. See “Note 2 – New Accounting Pronouncements” for further discussion of the adoption, including the impact on our 2018 Consolidated Financial Statements.

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate our product and service revenues from contracts with customers by major product line and geographic region for year ended December 31, 2018:

	Year Ended December 31, 2018
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Excluding Rental Revenues
Product Lines:

Production	$1,176	$342	$1,518
Completions	609	604	1,213
Drilling and Evaluation	612	778	1,390
Well Construction	429	857	1,286
Total	$2,826	$2,581	$5,407

Year Ended December 31, 2018
(Dollars in millions)
Geographic Areas:

United States	$1,435
Latin America	1,017
Canada	374
Western Hemisphere	2,826

Middle East & North Africa	1,376
Europe/Sub-Sahara Africa/Russia	920
Asia	285
Eastern Hemisphere	2,581

Total Product and Service Revenue before Rental Revenues	5,407
Rental Revenues	337
Total Revenues	$5,744

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets, and customer advances and deposits (contract liabilities classified as deferred revenues) on the Consolidated Balance Sheets.

Receivables for products and services with customers, under Topic 606, are included in “Accounts Receivable, Net,” contract assets are included in “Other Current Assets” and contract liabilities are included in “Other Current Liabilities” on our Consolidated Balance Sheets.

The following table provides information about receivables for product and services included in “Accounts Receivable, Net”
at December 31, 2018 and January 1, 2018, respectively:

(Dollars in millions)	December 31, 2018	January 1, 2018
Receivables for Product and Services in Accounts Receivable, Net	$1,051	$1,081

Consideration under certain contracts such as turnkey or lump sum contracts may be classified as contract assets as the invoicing occurs once the performance obligations have been satisfied while the customer simultaneously receives and consumes the benefits provided. We also have receivables for work completed but not billed in which the rights to consideration are conditional and would be classified as contract assets. These are primarily related to service contracts and are not material to our Consolidated Financial Statements. We may also have contract liabilities and defer revenues for certain product sales that are not distinct from their installation.

We did not recognize any revenues during 2018 related to performance obligations satisfied prior to January 1, 2018.

Significant changes in the contract assets and liabilities balances during the period are as follows:

(Dollars in millions)	Contract Assets	Contract Liabilities
Balance at January 1, 2018	$10	$42
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	—	(112)
Increase due to cash received, excluding amount recognized as revenue during the period	—	120
Increase due to revenue recognized during the period but contingent on future performance	14	—
Transferred to receivables from contract assets recognized at the beginning of the period	(13)	—
Changes as a result of adjustments due to changes in estimates or contract modifications	—	21
Impairment of contract assets	(5)	—
Reclassification to held for sale and sold	(2)	(7)
Balance at December 31, 2018	$4	$64

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

Our services and products are generally sold based upon purchase orders, contracts or call-out work orders that include fixed per unit prices or variable consideration but do not generally include right of return provisions or other significant post-delivery obligations. We generally bill our sales of services and products upon completion of the performance obligation. Product sales are billed and recognized when control passes to the customer. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications. Revenues are recognized at the amount to which we have the right to invoice for services performed. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer. We defer revenue recognition on such payments until the products or services are delivered to the customer.

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

We incur rebillable expenses including shipping and handling, third-party inspection and repairs, and customs costs and duties. We recognize the revenue associated with these rebillable expenses when reimbursed by customers as “Product Revenues” and all related costs as “Cost of Products” in the accompanying Consolidated Statements of Operations.

We provide certain assurance warranties on product sales which range from one to five years but do not offer extended warranties on any of our products or services. These assurance warranties are not separate performance obligations, thus no portion of the transaction price is allocated to our obligations under the assurance warranties.

In the following table, estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of December 31, 2018 primarily relate to subsea services and an artificial lift contract:

(Dollars in millions)	2019	2020	2021	2022	Thereafter	Total
Service revenue	$57	$33	$18	$18	$19	$145
All consideration from contracts with customers is included in the amounts presented above.

Early Production Facility Long-Term Construction Contracts

We account for our long-term early production facility construction contracts in Iraq as our performance obligations under the terms of the contract are satisfied, which generally occurs with the transfer of control of the goods or services to the customer. Our only remaining contract is the Zubair contract, which is in its final warranty stage. There has been no change to our cumulative estimated loss of $532 million from all of the Iraq contracts since December 31, 2016. Our net billings in excess of costs as of December 31, 2018 and December 31, 2017 were $31 million and $56 million, respectively, and are shown in the “Other Current Liabilities” on the accompanying Consolidated Balance Sheets.

Venezuela Revenue Recognition

In the second quarter of 2017, we changed the accounting for revenue with our primary customer in Venezuela to record a discount reflecting the time value of money and accrete the discount as interest income over the expected collection period using the effective interest method. In the fourth quarter of 2017, we changed the accounting for revenue with substantially all of our customers in Venezuela due to the downgrade of the country’s bonds by certain credit agencies, continued significant political and economic turmoil and continued economic sanctions around certain financing transactions imposed by the U.S. government. In connection with this development, we recorded a charge of $230 million to fully reserve our receivables for these customers in Venezuela. We continue to monitor our Venezuelan operations and will actively pursue the collection of our outstanding invoices. During 2018, we collected $16 million on previously fully reserved accounts receivable.

Practical Expedients

We generally expense sales commissions paid when incurred as a result of obtaining a contract because the amortization period is one year or less. These costs are recorded within “Selling, General and Administrative Attributable to Segments” on our Consolidated Statements of Operations.

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

Divestitures

In the fourth quarter of 2018, we completed the sale for a portion of our land drilling rigs operations and received gross cash proceeds of $216 million. The sale represents two of a series of four closings pursuant to the purchase and sale agreements entered into with ADES International Holding Ltd. (“ADES”) in July of 2018 to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia, as well as two idle land rigs in Iraq, for an aggregate purchase price of $287.5 million, subject to regulatory approvals, consents and other customary closing conditions to include potential adjustments based on working capital, net cash, loss or destruction of rigs and drilling contract backlog.

The two closings were for our land drilling rigs operations in Kuwait and Saudi Arabia and included 23 of a total of 31 land rigs and related drilling contracts, as well as transferring employees and contract personnel. The net loss on these first two closings was $9 million from primarily transaction costs to close the dispositions. The carrying amount of the assets and liabilities held for sale sold in 2018 totaled $253 million and $36 million, respectively, to include PP&E, inventory, accounts receivable and other assets and liabilities. We expect to complete the remaining two closings with ADES in the first quarter of 2019. In the third quarter of 2018, ADES advanced $43 million of the aggregate purchase price in the form of a deposit held in escrow, which was released at each closing as credit towards the proceeds paid and as of December 31, 2018, there was $11 million remaining in escrow.

In March of 2018, we completed the sale of our continuous sucker rod service business in Canada for a purchase price of $25 million and recognized a gain of $2 million. The carrying amounts of the major classes of assets divested total $23 million and included PP&E of $14 million, allocated goodwill of $8 million and inventory of $1 million. In the third quarter of 2018, we completed the sale of an equity investment in a joint venture for $12.5 million and recognized a gain of $3 million.

In December of 2017, we completed the sale of our U.S. pressure pumping and pump-down perforating assets for $430 million in cash. As part of this transaction, we disposed of our ownership of our U.S. pressure pumping and pump-down perforating related facilities and supplier and customer contracts. Proceeds from the sale were used to reduce outstanding indebtedness. The net gain on the disposition of the U.S. pressure pumping and pump-down assets was $96 million. The carrying amount of the major classes of assets divested total $391 million and included PP&E of $222 million, allocated goodwill of $162 million and inventory of $7 million. The carrying amounts of the major classes of liabilities divested total $61 million and included other liabilities of $52 million and long-term debt of $9 million.

Held for Sale

Assets qualifying as held for sale total $265 million at December 31, 2018 and consist of PP&E and other net assets of $214 million, allocated goodwill of $7 million, and inventory of $44 million. Liabilities in held for sale, which is included in “Other Current Liabilities” on the Consolidated Balance Sheets, totaled $17 million at December 31, 2018. These amounts primarily consist of our surface data logging and laboratory services business and our remaining land drilling rigs operations held for sale.

In December of 2018, we agreed to sell our surface data logging business to Excellence Logging for  $50 million in cash, subject to customary post-closing working capital adjustments. The transaction is expected to close in the first half of 2019.

In October of 2018, we agreed to sell our Reservoir Solutions business, also known as our laboratory services business to an affiliate of CSL Capital Management, L.P., for an aggregate purchase price of $205 million in cash, subject to customary post-closing working capital adjustments. The transaction is expected to close in the first quarter of 2019.

In July of 2018, we entered into an agreement with ADES to sell a majority of our land drilling rigs operations. The remaining two closings are expected to be completed by the end of the first quarter of 2019. As a result of entering into certain purchase and sale agreements as asset sales, we recognized asset write-down charges of $58 million for deferred mobilization costs and other rigs related assets as such costs were no longer recoverable.

During the third quarter of 2018, we recorded an $18 million charge to “Long-Lived Asset Impairments, Asset Write-Downs and Other” in our Consolidated Statements of Operations to correct an immaterial error relating to our estimates of recoverability of certain assets associated with the original and ongoing valuation of the assets and liabilities classified as held for sale associated with the planned disposition of our land drilling rig operations. The charge would have affected “Long-Lived Asset Impairments, Asset Write-Downs and Other” expense, operating loss, and loss before income taxes for the year ended December 31, 2017 by $18 million and would not have affected our compliance with financial covenants under our revolving and term loan credit facilities if it had been recorded in prior periods or in the year ended December 31, 2018, and did not have an impact to cash flow from operating activities or any other cash flow measures for those periods.

Assets qualifying as held for sale total $359 million at December 31, 2017. There were no liabilities in held for sale. These amounts primarily consist of our land drilling rigs operations, laboratory services and surface data logging businesses, and include $276 million of PP&E and other assets and $64 million of inventory. As of December 31, 2017, we also had $19 million of other PP&E held for sale. See “Note 9 – Long-Lived Asset Impairments” for further details related to impairments and those specific to our land drilling rigs assets.

5. Restructuring Charges

Due to the highly competitive nature of our business and the continuing losses we incurred over the last few years, we continue to reduce our overall cost structure and workforce to better align our business with current activity levels. The ongoing transformation plan, which began in 2018 and is expected to continue through 2019 (the “Transformation Plan”), included a workforce reduction, organization restructure, facility consolidations and other cost reduction measures and efficiency initiatives across our geographic regions.

The cost reduction plan which began in 2016 and continued throughout 2017 (the “2016-17 Plan”), included a workforce reduction and other cost reduction measures initiated across our geographic regions due to the ongoing levels of exploration and production spending. This plan was initiated to reduce our overall cost structure and workforce to better align with current activity levels of exploration and production. Prior plans, including the 2016 cost reduction plan (the “2016 Plan”) also included a workforce reduction and other cost reduction measures initiated across our geographic regions. Other restructuring charges in each plan include contract termination costs, relocation and other associated costs.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $126 million in 2018, which include severance charges of $61 million and other restructuring charges of $59 million and restructuring related asset charges of $6 million.

In connection with the 2016-17 Plan, we recognized restructuring charges of $183 million in 2017, which include severance charges of $109 million, other restructuring charges of $62 million and restructuring related asset charges of $12 million.

In connection with the 2016 Plan, we recognized restructuring charges of $280 million in 2016, which include severance charges of $196 million, other restructuring charges of $44 million and restructuring related asset charges of $40 million.

The following tables present the components of the restructuring charges by segment and plan for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31, 2018
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$21	$6	$27
Eastern Hemisphere	30	15	45
Corporate	10	44	54
Total	$61	$65	$126

	Year Ended December 31, 2017
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2016-17 Plan	Charges	Charges	Other Charges
Western Hemisphere	$42	$28	$70
Eastern Hemisphere	35	42	77
Corporate	32	4	36
Total	$109	$74	$183

	Year Ended December 31, 2016
		Other	Total
(Dollars in millions)	Severance	Restructuring	Severance and
2016 Plan	Charges	Charges	Other Charges
Western Hemisphere	$82	$71	$153
Eastern Hemisphere	62	13	75
Corporate	52	—	52
Total	$196	$84	$280

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to liabilities accrued as part of the Transformation Plan, the 2016-17 and 2016 Plans that will be paid pursuant to the respective arrangements and statutory requirements.

	Balance at December 31, 2018
	Transformation Plan		2016-17 and 2016 Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
Western Hemisphere	$6	$—	$3	$7	$16
Eastern Hemisphere	10	—	2	12	24
Corporate	2	16	1	—	19
Total	$18	$16	$6	$19	$59
The following tables present the restructuring accrual activity for the year ended December 31, 2018, 2017 and 2016.

		Year Ended December 31, 2018
(Dollars in millions)	Accrued Balance at December 31, 2017	Charges	Cash Payments	Other	Accrued Balance at December 31, 2018
Transformation Plan
Severance liability	$—	$61	$(35)	$(8)	$18
Other restructuring liability	—	59	(43)	—	16
2016-17 and Prior Plans
Severance liability	21	—	(15)	—	6
Other restructuring liability	40	—	(16)	(5)	19
Total severance and other restructuring liability	$61	$120	$(109)	$(13)	$59

	Balance at Beginning of Period	Charges	Cash Payments	Other	Balance at End of Period
Year Ended December 31, 2017:
Severance and restructuring liability	$86	$171	$(167)	$(29)	$61
Year Ended December 31, 2016:
Severance and restructuring liability	$51	$240	$(198)	$(7)	$86

6. Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In 2018, we sold accounts receivable of $382 million, recognized a loss of $2 million and received cash proceeds totaling $373 million on these sales. In 2017, we sold accounts receivables of $227 million, recognized a loss of $1 million and received cash proceeds totaling $223 million on these sales. In 2016, we sold accounts receivables of $156 million, recognized a loss of $0.7 million and received cash proceeds totaling $154 million on these sales. Our factoring transactions were recognized as sales, and the proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.

In the first quarter of 2017, we converted trade receivables of $65 million into a note from a customer with a face value of $65 million. The note had a three-year term at a 4.625% stated interest rate. We reported the note as a trading security within “Other Current Assets” at fair value on the Consolidated Balance Sheets at its fair value of $58 million on March 31, 2017. The note fair value was considered a Level 2 valuation and was estimated using secondary market data for similar bonds. During the second quarter of 2017, we sold the note for $59 million.

During the second quarter of 2016, we accepted a note with a face value of $120 million from PDVSA in exchange for $120 million in net trade receivables. The note had a three-year term at a 6.5% stated interest rate. We carried the note at the lower of cost or fair value and recognized a loss in the second quarter of 2016 of $84 million to adjust the note to fair value. In the fourth quarter of 2016, we sold the economic rights in the note receivable for $44 million and recognized a gain of $8 million.

7. Inventories, Net

Inventories, net of reserves, by category were as follows:

	December 31,
(Dollars in millions)	2018	2017
Raw materials, components and supplies	$131	$144
Work in process	47	47
Finished goods	847	1,043
	$1,025	$1,234

During 2018, 2017 and 2016, we recognized inventory write-off and other related charges, including excess and obsolete charges, totaling $80 million, $540 million and $269 million, respectively. These charges were largely attributable to the downturn in the oil and gas industry, where certain inventory has been deemed commercially unviable or technologically obsolete considering current and future demand.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net was composed of the following:

	December 31,
(Dollars in millions)	2018	2017
Land, Buildings and Leasehold Improvements	$1,303	$1,551
Rental and Service Equipment	4,869	5,621
Machinery and Other	1,700	2,138
	7,872	9,310
Less: Accumulated Depreciation	5,786	6,602
Property, Plant and Equipment, Net	$2,086	$2,708

9. Long-Lived Asset Impairments

During 2018, we recognized long-lived asset impairments of $151 million, of which $141 million ($43 million in our Western Hemisphere segment and $98 million in our Eastern Hemisphere segment) was to write-down our land drilling rigs assets to the lower of carrying amount or fair value less cost to sell and the remaining $10 million ($3 million was in our Western Hemisphere and $7 million is in our Eastern Hemisphere segment) of charges were for land drilling rigs assets charges not in held for sale. See “Note 4 – Business Combinations and Divestitures” for more details. The 2018 impairments were due to the sustained downturn in the oil and gas industry that resulted a reassessment of our disposal groups for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. See “Note 13 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the fair value determination used in the impairment calculation.

During 2017, we recognized long-lived asset impairments of $928 million, of which $923 million was related to PP&E impairments and $5 million was related to the impairment of intangible assets. The PP&E impairments in our Eastern Hemisphere segment include a $740 million write-down to the lower of carrying amount or fair value less cost to sell of our land drilling rigs classified as held for sale, $135 million related to Western Hemisphere segment product line assets and $37 million related to other Eastern Hemisphere segment product line assets. In addition, we recognized $11 million of long-lived impairment charges related to Corporate assets. The 2017 impairments were due to the sustained downturn in the oil and gas industry, whose recovery was not as strong as expected and whose recovery in subsequent quarters was slower than had previously been anticipated. The change in the expectations of the market’s recovery, in addition to successive negative operating cash flows in certain asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. See “Note 13 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the fair value determination used in the impairment calculation.

During 2016, we recognized long-lived asset impairment charges of $436 million, of which $388 million was related to PP&E impairments and $48 million was related to the impairment of intangible assets. The PP&E impairment charges by segment were $251 million in the Western Hemisphere related to our Well Construction, Drilling Services and Managed Pressure Drilling assets and $137 million in the Eastern Hemisphere related to our Eastern Hemisphere Pressure Pumping assets. The intangible asset charge is related to the Well Construction and Completions businesses with $35 million attributable to the Western Hemisphere segment and $13 million related the Eastern Hemisphere segment. The 2016 impairments were due to the prolonged downturn in the oil and gas industry, whose recovery was not as strong as expected and whose recovery in subsequent quarters in 2016 was slower than had previously been anticipated. The change in the expectations of the market’s recovery, in addition to successive negative operating cash flows in certain asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. See “Note 13 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the fair value determination used in the impairment calculation.

10. Goodwill and Intangible Assets

Goodwill

In the fourth quarter of 2018, our annual and interim goodwill impairment tests indicated that our goodwill was impaired and as a result we incurred a goodwill impairment charge of $1.9 billion. Impairment indicators during the fourth quarter required us to update our October 1 impairment test as of December 31. The impairment indicators during the quarter included the steep decline in oil prices and expectations for lower exploration and production capital spending that resulted in a sharp reduction in share prices in the oilfield services sector. In 2017 and 2016, our annual goodwill impairment test indicated that goodwill was not impaired. Our cumulative impairment loss for goodwill was $2.7 billion at December 31, 2018. The changes in the carrying amount of goodwill by reporting segment for the years ended December 31, 2018 and 2017, are presented in the following table.

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2016	$2,065	$732	$2,797
Disposals	(162)	—	(162)
Foreign currency translation	55	37	92
Balance at December 31, 2017	$1,958	$769	$2,727
Acquisitions	—	27	27
Disposals	(10)	—	(10)
Reclassification to assets held for sale	(5)	(2)	(7)
Foreign currency translation	(69)	(38)	(107)
Impairment	(1,380)	(537)	(1,917)
Balance at December 31, 2018	$494	$219	$713

Intangible Assets

At December 31, 2018 and December 31, 2017, our intangible assets were $213 million in both years. During 2016, we recognized $48 million of license and patent impairment charges related to the Well Construction and Completions businesses. See “Note 9 – Long-Lived Asset Impairments” for additional information regarding the impairment charges.

Amortization expense was $63 million, $52 million and $60 million for the years ended December 31, 2018, 2017 and 2016, respectively. Based on the carrying value of intangible assets at December 31, 2018, amortization expense for the subsequent five years is estimated as follows (dollars in millions):

Period	Amount
2019	$60
2020	46
2021	27
2022	17
2023	14

11. Short-term Borrowings and Other Debt Obligations
Our short-term borrowings and current portion of long-term debt consists of the followings:

	December 31,
(Dollars in millions)	2018	2017
364-Day Credit Agreement	$317	$—
Other Short-term Loans	9	11
Current Portion of Long-term Debt	57	137
Short-term Borrowings and Current Portion of Long-term Debt	$383	$148

Revolving Credit Agreements and Term Loan Agreement

On August 16, 2018, we amended and restated our existing Revolving Credit Agreement, entered into a Secured Second Lien 364-Day Revolving Credit Agreement and amended certain terms of our existing Term Loan Agreement. At December 31, 2018, we have two revolving credit agreements with total commitments of $846 million, comprised of an unsecured senior revolving credit agreement (the “A&R Credit Agreement”) in the amount of $529 million, and a Secured Second Lien 364-Day Revolving Credit Agreement (the “364-Day Credit Agreement” and, together with the A&R Credit Agreement, the “Revolving Credit Agreements”) in the amount of $317 million. At December 31, 2018, we have principal borrowings of $310 million under the Term Loan Agreement. We collectively refer to our Revolving Credit Agreements and Term Loan Agreement as the “Credit Agreements.”

Under the terms of the A&R Credit Agreement, commitments of $226 million from non-extending lenders (“non-extending lenders”) will mature on July 12, 2019 and commitments of $303 million from extending lenders (“extending lenders”) will mature on July 13, 2020. Commitments from our extending lenders reduced by $54 million on November 14, 2018. The 364-Day Credit Agreement matures on August 15, 2019.

The A&R Credit Agreement and Term Loan Agreement were amended to permit the debt and the liens to be incurred under the 364-Day Credit Agreement and to make other modifications related to factoring of receivables, senior borrowings, permitted liens, and covenants.

At December 31, 2018, we had total borrowing availability of $325 million available under our Credit Agreements. The following table summarizes our Credit Agreements borrowing capacity utilization and availability:

(Dollars in millions)	December 31, 2018
Facilities	$1,156
Less Uses of Facilities:
364-Day Credit Agreement	317
A&R Credit Agreement	—
Letters of Credit	204
Term Loan Principal Borrowing	310
Borrowing Availability	$325

Loans under the Credit Agreements are subject to varying rates of interest based on whether the loan is a Eurodollar loan or an alternate base rate loan. We also incur a quarterly facility fee on the amount of the A&R Credit Agreement. For the year ended December 31, 2018, the interest rate for the A&R Credit Agreement was LIBOR plus a margin rate of 3.55% for extending lenders and LIBOR plus a margin rate of 2.80% for non-extending lenders and the interest rate for borrowings under the Term Loan Agreement and 364-Day Credit Agreement was LIBOR plus a margin rate of 2.30% and LIBOR plus a margin rate of 3.05%, respectively.

Our Credit Agreements contain customary events of default, including in the event of our failure to comply with our financial covenants described above. We must maintain a leverage ratio of no greater than 2.5 to 1, a leverage and letters of credit ratio of no greater than 3.5 to 1, an asset coverage ratio of at least 4.0 to 1 and a current asset coverage ratio of at least 1.5 to 1, in each case with the terms and definitions for the ratios as provided in the Credit Agreements. We must also maintain a current asset coverage ratio of at least 2.1 to 1. The Term Loan Agreement and 364-Day Credit Agreement require us to pledge assets as collateral in order to borrow under the credit facility. As of December 31, 2018, we were in compliance with these financial covenants.

Other Short-Term Borrowings and Debt Activity

In February 2018, we repaid in full our 6.00% senior notes due March 2018. In June 2017, we repaid in full our 6.35% senior notes on the maturity date.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At December 31, 2018, we had $9 million in short-term borrowings under these arrangements. In addition, we had $291 million of letters of credit under various uncommitted facilities and $204 million of letters of credit under the A&R Credit Agreement. At December 31, 2018, we have cash collateralized $81 million of our letters of credit, which is included in “Cash and Cash Equivalents” in the accompanying Consolidated Balance Sheets.

At December 31, 2018, the current portion of long-term debt was primarily related to the $50 million current portion of our Term Loan Agreement.

12. Long-term Debt

Our long-term debt carrying value consisted of the following:

	December 31,
(Dollars in millions)	2018	2017
6.00% Senior Notes due 2018	—	66
9.625% Senior Notes due 2019	—	488
5.125% Senior Notes due 2020	364	364
5.875% Exchangeable Senior Notes due 2021	1,194	1,170
7.75% Senior Notes due 2021	743	741
4.50% Senior Notes due 2022	644	643
8.25% Senior Notes due 2023	742	739
9.875% Senior Notes due 2024	781	780
9.875% Senior Notes due 2025	588	—
6.50% Senior Notes due 2036	447	447
6.80% Senior Notes due 2037	255	255
7.00% Senior Notes due 2038	456	456
9.875% Senior Notes due 2039	245	245
6.75% Senior Notes due 2040	457	456
5.95% Senior Notes due 2042	369	368
Term Loan Agreement due 2020	308	372
Capital and Other Lease Obligations	69	86
Other	—	2
Total Senior Notes and Other Debt	7,662	7,678
Less: Amounts Due in One Year	57	137
Long-term Debt	$7,605	$7,541

The accrued interest on our borrowings was $140 million and $145 million at December 31, 2018 and 2017, respectively. The following is a summary of scheduled long-term debt maturities by year (dollars in millions):

2019	$57
2020	622
2021	1,937
2022	644
2023	742
Thereafter	3,660
$7,662

Term Loan Agreement

As of December 31, 2018, our borrowings, net of repayments, under the Term Loan Agreement were $310 million. The interest rate for borrowings under our Term Loan Agreement is variable and is determined by our leverage ratio as of the most recent fiscal quarter, as either (1) the one-month London Interbank Offered Rate (“LIBOR”) plus a variable margin rate ranging from 1.425% to 3.2% or (2) the alternate base rate plus the applicable margin ranging from 0.425% to 2.2%. For the year ended December 31, 2018, the interest rate for the Term Loan Agreement was LIBOR plus a margin rate of 2.3%. The Term Loan Agreement requires a principal repayment of $12.5 million on the last day of each quarter.

Exchangeable Senior Notes, Senior Notes and Tender Offers

We have issued various senior notes, all of which rank equally with our existing and future senior unsecured indebtedness, which have semi-annual interest payments and no sinking fund requirements.

Exchangeable Senior Notes

On June 7, 2016, we issued exchangeable notes with a par value of $1.265 billion and an interest rate of 5.875%. The notes have a conversion price of $7.74 per share and are exchangeable into a total of 163.4 million shares of the Company upon the occurrence of certain events on or after January 1, 2021. The notes mature on July 1, 2021. We have the choice to settle an exchange of the notes in any combination of cash or shares. As of December 31, 2018, the if-converted value did not exceed the principal amount of the notes.

The exchange feature is reported with a carrying amount of $97 million in “Capital in Excess of Par Value” on the accompanying Consolidated Balance Sheets. The debt component of the exchangeable notes has been reported separately in “Long-term Debt” on the accompanying Consolidated Balance Sheets with a carrying value of $1.194 billion at December 31, 2018, net of remaining unamortized discount and debt issuance costs of $71 million. The discount on the debt component is being amortized over the remaining maturity of the exchangeable notes at an effective interest rate of 8.4%. In 2018, 2017 and 2016, interest expense related to accrued interest and amortization of the discount on the notes was $99 million, $97 million and $54 million. At December 31, 2018, $74 million was related to accrued interest and $25 million was related to amortization of the discount.

Senior Notes

In February 2018, we repaid in full our 6.00% senior notes due March 2018. On February 28, 2018, we issued $600 million in aggregate principal amount of our 9.875% senior notes due 2025.

In June 2017, we repaid in full our 6.35% senior notes on the maturity date. On June 26, 2017, we issued an additional $250 million aggregate principal amount of our 9.875% senior notes due 2024. These notes were issued as additional securities under an indenture pursuant to which we previously issued $540 million aggregate principal amount of our 9.875% senior notes due 2024.

Tender Offers

The February 2018 debt offering partially funded a concurrent tender offer to purchase for cash any and all of our 9.625% senior notes due 2019. We settled the tender offer in cash for the amount of $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative loss of $34 million on these transactions in “Bond Tender and Call Premium” on the accompanying Consolidated Statements of Operations.

In June 2016, we commenced a cash tender offer completed on July 1, 2016 for the repurchase of a portion of our 6.35% senior notes due 2017, 6.00% senior notes due 2018, 9.625% senior notes due 2019, and 5.125% senior notes due 2020. We settled the June early tender offers in cash in the amount of $1.972 billion, retiring an aggregate face value of senior notes tendered of $1.87 billion and accrued interest of $27 million. We recognized a cumulative loss of $78 million on these transactions in “Bond Tender and Call Premium” on the accompanying Consolidated Statements of Operations. On June 30, 2016, we accepted additional tenders of $2 million of debt, which we settled in cash on July 1, 2016.

13. Fair Value of Financial Instruments, Assets and Other Assets

Financial Instruments and Other Assets Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 14 – Derivative Instruments” and held for sale assets and liabilities described in “Note 1 – Summary of Significant Accounting Policies” and “Note 4 – Business Combinations and Divestitures,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at December 31, 2018 and 2017.

Fair Value of Other Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, held-to-maturity investments, short-term borrowings and long-term debt. The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy. During 2017, we purchased $50 million of held-to-maturity Angolan government bonds maturing in 2020. The carrying value of $50 million in both periods approximate their fair value as of December 31, 2018 and 2017. We assess whether an other-than-temporary impairment loss on the investment has occurred due to a decline in fair value or other market conditions. If the fair value of the security is below amortized cost and it is more likely than not that we will not be able to recover its amortized cost basis before its stated maturity, we will record an other-than-temporary impairment charge in the Consolidated Statements of Operations.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued and will be less than the carrying value when the market rate is greater than the interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets.

The fair value and carrying value of our senior notes were as follows:

	December 31,
(Dollars in millions)	2018	2017
Fair Value	$4,455	$7,060
Carrying Value	7,285	7,218

Non-recurring Fair Value Measurements - Impairments

In the fourth quarter of 2018, our annual and interim goodwill impairment tests indicated that our goodwill was impaired and as a result three of our reporting units were written down to their estimated fair values. The Level 3 fair values of our reporting units were determined using a combination of the income and market approach. The unobservable inputs to the income approach included the reporting unit’s estimated future cash flows and estimates of discount rates commensurate with the reporting unit’s risks. The market approach considered market multiples of comparable publicly traded companies to estimate fair value as a multiple of each reporting unit’s actual and forecasted earnings.

During 2018, long-lived assets were impaired and written down to their estimated fair values due to the sustained downturn in the oil and gas industry that resulted in a reassessment of our disposal groups for our land drilling rigs that were included in assets held for sale at December 31, 2018 and 2017. The Level 3 fair values of the long-lived assets were determined using a combination of the market and income approach. The market approach considered market sales values for similar assets. The unobservable inputs to the income approach included the assets’ estimated future cash flows and estimates of discount rates commensurate with the assets’ risks.

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

14. Derivative Instruments

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

The warrant fair value is considered a Level 2 valuation and is estimated using the Black Scholes valuation model. Inputs to the model include Weatherford’s share price, volatility of our share price, and the risk free interest rate. The fair value of the warrant was nil and $70 million at December 31, 2018 and 2017, respectively. We generated an unrealized gain of $70 million, $86 million and $16 million in 2018, 2017 and 2016, respectively. The change in fair value of the warrant during 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in Weatherford’s stock price. The change in fair value of the warrant during 2017 was principally due to a decrease in Weatherford’s stock price.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. The interest rate swap is recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt would be adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on fixed-rate debt is amortized to interest expense over the remaining term of the debt. As of December 31, 2018, we did not have any fair value hedges designated.

 As of December 31, 2018 and 2017, we had net unamortized premiums on fixed-rate debt of nil and $4 million, respectively, associated with fair value hedge terminations. These premiums were amortized over the remaining term of the originally hedged debt as a reduction to interest expense included in “Interest Expense, Net” on the accompanying Consolidated Statements of Operations.

Cash Flow Hedges

We may use interest rate swaps to mitigate our exposure to variability in forecasted cash flows due to changes in interest rates. In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from “Accumulated Other Comprehensive Loss” to interest expense over the remaining term of the debt. As of December 31, 2018 and 2017, we had net unamortized losses of $8 million and $9 million, respectively, associated with our cash flow hedge terminations. As of December 31, 2018, we did not have any cash flow hedges designated.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2018 and 2017, we had outstanding foreign currency forward contracts with notional amounts aggregating to $435 million and $767 million, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded in each period in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations.

The total estimated fair values of our foreign currency forward contracts and warrant derivative are as follows:

	December 31,
(Dollars in millions)	2018	2017	Classification
Derivative Assets not Designated as Hedges:
Foreign Currency Forward Contracts	$—	$5	Other Current Assets

Derivative Liabilities not Designated as Hedges:
Foreign Currency Forward Contracts	(4)	(4)	Other Current Liabilities
Warrant on Weatherford Shares	—	(70)	Other Current Liabilities

The amount of derivative instruments’ gain or (loss) on the Consolidated Statements of Operations is in the table below.

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016	Classification
Foreign Currency Forward Contracts	$(15)	$(25)	$(25)	Other Income (Expense), Net
Warrant on Weatherford Shares	70	86	16	Warrant Fair Value Adjustment

15. Shareholders’ (Deficiency) Equity

Changes in our ordinary shares issued during the years ended December 31, 2018, 2017 and 2016, were as follows:

(Shares in millions)	Issued
Balance at December 31, 2015	779
Share Issuance	200
Equity Awards Granted, Vested and Exercised	4
Balance at December 31, 2016	983
Equity Awards Granted, Vested and Exercised	10
Balance at December 31, 2017	993
Equity Awards Granted, Vested and Exercised	9
Balance at December 31, 2018	1,002

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

On November 21, 2016, we issued 84.5 million ordinary shares at a price of $5.40 per ordinary share, and a warrant to purchase 84.5 million ordinary shares on or prior to May 21, 2019 at an exercise price of $6.43 per ordinary share to a selected institutional investor. Upon issuance of the warrant, the amount in excess of par value for the ordinary shares net of warrant was $271 million and was recorded in “Capital in Excess of Par Value.” At December 31, 2018, the fair value of the warrant is nil.

Accumulated Other Comprehensive Loss

The following table presents the changes in our accumulated other comprehensive loss by component for the year ended December 31, 2018 and 2017:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2016	$(1,614)	$13	$(9)	$(1,610)
Other Comprehensive (Loss) Income before Reclassifications	130	1	—	131
Reclassifications	—	(40)	—	(40)
Net Activity	130	(39)	—	91
Balance at December 31, 2017	(1,484)	(26)	(9)	(1,519)
Other Comprehensive Income before Reclassifications	(240)	10	—	(230)
Reclassifications	—	2	1	3
Net Activity	(240)	12	1	(227)
Balance at December 31, 2018	$(1,724)	$(14)	$(8)	$(1,746)

For the year ended December 31, 2017, the defined benefit pension reclassifications represent the amortization of unrecognized net gains associated primarily with our supplemental executive retirement plan.

16. Earnings per Share

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

The following discloses basic and diluted weighted average shares outstanding:

	Year Ended December 31,
(Shares in millions)	2018	2017	2016
Basic and Diluted Weighted Average Shares Outstanding	997	990	887

Our basic and diluted weighted average shares outstanding for the years ended December 31, 2018, 2017 and 2016, are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the years ended December 31, 2018, 2017 and 2016, exclude potential shares for stock options, restricted shares, performance units, exchangeable notes, the warrant outstanding and the Employee Stock Purchase Plan (“ESPP”) as we have net losses for those periods and their inclusion would be anti-dilutive. The following table discloses the number of anti-dilutive shares excluded:

	Year Ended December 31,
(Shares in millions)	2018	2017	2016
Anti-dilutive Potential Shares	251	250	104

17. Share-Based Compensation

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

The provisions of each award vary based on the type of award granted and are determined by the Compensation Committee of our Board of Directors. Those awards, such as stock options that are based on a specific contractual term, will be granted with a term not to exceed 10 years. Upon grant of an RSA, the recipient has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares, but not the right to disposition prior to vesting. Recipients of RSUs do not have the rights of a shareholder until such date as the shares are issued or transferred to the recipient. As of December 31, 2018, approximately 18 million shares were available for grant under our share-based compensation plans.

Share-Based Compensation Expense

We recognized the following share-based compensation expense during each of the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Share-based Compensation	$47	$70	$87
Related Tax (Provision) Benefit	—	—	—

Options

Stock options were granted with an exercise price equal to or greater than the fair market value of our shares as of the date of grant. We used the Black-Scholes option pricing model to determine the fair value of stock options awarded. The estimated fair value of our stock options was expensed over their vesting period, which was generally one to four years. There were no stock options granted or exercised during 2018, 2017 or 2016.

A summary of option activity for the year ended December 31, 2018, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2017	200	$16.92	0.89 years	$—
Exercised	—	—
Expired	(200)	16.92
Outstanding and Vested at December 31, 2018	—	—	0.00 years	—

Exercisable at December 31, 2018	—	—	0.00 years	—

Restricted Share Awards and Restricted Share Units

RSAs and RSUs vest based on continued employment, generally over a three-year period. The fair value of RSAs and RSUs is determined based on the closing price of our shares on the date of grant. The total fair value, less assumed forfeitures, is expensed over the vesting period. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2018, 2017 and 2016 was $1.76, $4.26 and $6.20, respectively. The total fair value of RSAs and RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $17 million, $30 million and $38 million, respectively. As of December 31, 2018, there was $35 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of two years. A summary of RSA and RSU activity for the year ended December 31, 2018 is presented below:

	RSA	Weighted Average Grant Date Fair Value	RSU	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-Vested at December 31, 2017	40	$17.87	15,269	$5.58
Granted	—	—	10,892	1.76
Vested	(40)	17.87	(6,906)	6.68
Forfeited	—	—	(1,977)	4.85
Non-Vested at December 31, 2018	—	—	17,278	2.82

Performance Units

The performance units we granted in 2018 vest at the end of a three-year period and the performance units we granted prior to 2018 vest over three years assuming continued employment and the Company’s achievement of certain market-based and performance goals. Depending on the performance levels achieved in relation to the predefined targets, shares may be issued for up to 200% of the units awarded. If the established performance goals are not met, the performance units expire unvested and no shares are issued. The grant date fair value of the performance units with market-based goals was determined through use of the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation during the year ended December 31, 2018, included a weighted average risk-free rate of 2.28%, volatility of 63.0% and a zero dividend yield. The grant date fair value of the performance units with performance goals was determined based on the closing price of our shares on the date of grant. The weighted-average grant date fair value of all performance units we granted during the years ended December 31, 2018, 2017 and 2016 was $4.57, $6.06 and $5.11, respectively. For the year ended December 31, 2018, we did not issue performance unit shares. For the year ended December 31, 2017, 145 thousand shares were issued for the performance units related to the departure of a former executive officer. The total fair value of these shares was $1 million. For the year ended December 31, 2016 , we did not issue any shares. As of December 31, 2018, there was $10 million of unrecognized compensation expense related to performance units, which is expected to be recognized over a weighted average period of less than two years.

A summary of performance unit activity for the year ended December 31, 2018, is presented below:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested at December 31, 2017	3,090	$6.07
Granted	2,954	4.57
Vested	—	—
Forfeited	(2,030)	6.01
Non-vested at December 31, 2018	4,014	4.99

Employee Stock Purchase Plan

In June 2016, our shareholders adopted our ESPP and approved 12 million shares to be reserved for issuance under the plan. The ESPP permits eligible employees to make payroll deductions to purchase Weatherford stock.  Each offering period has a six-month duration beginning on either March 1 or September 1. Shares are purchased at 90% of the lower of the closing price for our common stock on the first or last day of the offering period. We issued 4 million and 3 million shares under the ESPP during the years ended December 31, 2018 and 2017, respectively. In January of 2019, we temporarily suspended our ESPP due to insufficient shares remaining available for issuance under the plan as a consequence of our lower share price.

18. Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $37 million, $24 million and $30 million in 2018, 2017 and 2016, respectively. The increase in employer contributions in 2018 relates primarily to the recommencement of employer matching contributions to our U.S. 401(k) savings plan and other contribution plans sponsored by the Company. The decrease in 2017 relates primarily to headcount reductions and the suspension of employer matching contributions.

We have defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees.  Plan benefits are generally based on factors such as age, compensation levels and years of service. Net periodic benefit income/cost related to these plans totaled $8 million of cost in 2018, $38 million of income in 2017 and $9 million of cost in 2016. The change in net periodic benefit income/cost is due primarily to amortization of the unrecognized net gain associated with our supplemental executive retirement plan in 2017. The projected benefit obligations on a consolidated basis were $173 million and $198 million as of December 31, 2018 and 2017, respectively. The decrease year over year is due primarily to actuarial gains and currency fluctuations. The fair values of plan assets on a consolidated basis (determined primarily using Level 2 inputs) were $123 million and $133 million as of December 31, 2018 and 2017, respectively. The decrease in plan assets year over year is due primarily to negative asset returns and currency fluctuations. As of December 31, 2018 and December 31, 2017, the net underfunded obligation was substantially all recorded within Other Non-current Liabilities. Additionally, consolidated pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost were a net loss of $21 million and loss of $35 million as of December 31, 2018 and 2017, respectively. The change in other comprehensive loss year over year is due primarily to net actuarial gains.

The weighted average assumption rates used for benefit obligations were as follows:

Year Ended December 31,
	2018	2017
Discount rate:
United States Plans	3.00% - 4.25%	3.00% - 3.50%
International Plans	1.85% - 7.25%	1.60% - 6.75%
Rate of Compensation Increase:
United States Plans	—	—
International Plans	2.00% - 3.50%	2.00% - 3.50%

During 2018 and 2017, we made contributions and paid direct benefits of $5 million and $23 million, respectively, in connection with our defined benefit pension and other post-retirement benefit plans. In 2019, we expect to fund approximately $5 million related to those plans.

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

Our income tax (provision) benefit from continuing operations consisted of the following:

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Total Current Provision	$(113)	$(162)	$(115)
Total Deferred (Provision) Benefit	79	25	(381)
Provision for Income Taxes	$(34)	$(137)	$(496)

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

The difference between the income tax (provision) benefit at the Swiss federal income tax rate and the income tax (provision) benefit attributable to “Loss Before Income Taxes” for each of the three years ended December 31, 2018, 2017 and 2016 is analyzed below:

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Swiss Federal Income Tax Rate at 7.83%	$216	$208	$225
Tax on Operating Earnings Subject to Rates Different than the Swiss Federal Income Tax Rate	(387)	123	319
U.S. Tax Reform - Remeasure of U.S. Deferred Tax Assets	—	(249)	—
Non-cash Tax Expense on Distribution of Subsidiary Earnings	—	—	(137)
Change in Valuation Allowance Attributed to U.S. Tax Reform	—	301	—
Change in Valuation Allowance	166	(459)	(872)
Change in Uncertain Tax Positions	(29)	(61)	(31)
Provision for Income Taxes	$(34)	$(137)	$(496)

Our income tax provision in 2018 was $34 million on a loss before income taxes of $2.8 billion. Results for the year ended December 31, 2018 include losses with no significant tax benefit. The tax expense for the year ended December 31, 2018 also includes withholding taxes and deemed profit taxes that do not directly correlate to ordinary income or loss. The primary driver of the tax expense was due to profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third party transactions. Our results for 2018 also include charges with $70 million tax benefit principally related to the $1.9 billion goodwill impairment. The other asset write-downs and other charges, including $238 million in long-lived asset impairments, $126 million in restructuring charges and the warrant fair value adjustment of $70 million resulted in no significant tax benefit.

Our income tax provision in 2017 was $137 million on a loss before income taxes of $2.7 billion. The primary driver of the tax expense was due to profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third party transactions. In addition, the Company concluded that it needed to record a valuation allowance of $73 million in the fourth quarter of 2017 against certain previously benefited deferred tax assets since it cannot support that it is more likely than not that the deferred tax assets will be realized. The additional valuation allowance was partially offset by a one-time $52 million benefit as a result of the recent U.S tax reform. Our results for 2017 also include charges with no significant tax benefit principally related to asset write-downs and other charges including $928 million in long-lived asset impairments, $540 million inventory charges including excess and obsolete, $230 million in the write-down of Venezuelan receivables and $66 million of other write-downs charges and credits, $183 million in restructuring charges and the warrant fair value adjustment of $86 million.

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or “TCJA”). The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017 held in cash and illiquid assets (with the latter taxed at a lower rate), and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax). The permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% decreased the amount of the U.S. deferred tax assets and liabilities by $249 million with a decrease to the valuation allowance of $301 million for a net tax benefit of $52 million recorded for the year ended December 31, 2017. The TCJA did not have other impacts on the Company’s effective tax rate because of the valuation allowance against the U.S. deferred tax assets. Any potential impact would be offset by un-benefitted U.S. net operating loss carryforwards. As we did not have all the necessary information to analyze all effects of this tax reform as of December 31, 2017, this was a provisional amount which we believed represented a reasonable estimate of the accounting implications of this tax reform. We finalized our accounting for this matter during 2018 and concluded that no adjustment to the provisional amounts recorded during 2017 was identified in the twelve months of 2018. The various impacts of the TCJA may differ from the amounts recorded due to regulatory guidance that may be issued in the future, tax law technical corrections, refined computations, and possible changes in the Company’s interpretations, assumptions, and actions as a result of the tax legislation.

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

The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,
(Dollars in millions)	2018	2017
Net Operating Losses Carryforwards	$1,002	$1,208
Accrued Liabilities and Reserves	331	266
Tax Credit Carryforwards	94	99
Employee Benefits	29	39
Inventory	67	129
Other Differences between Financial and Tax Basis	324	346
Valuation Allowance	(1,702)	(1,887)
Total Deferred Tax Assets	145	200
Deferred Tax Liabilities:
Property, Plant and Equipment	(15)	(49)
Intangible Assets	(57)	(131)
Other Differences between Financial and Tax Basis	(52)	(71)
Total Deferred Tax Liabilities	(124)	(251)
Net Deferred Tax Asset (Liability)	$21	$(51)

The decrease in the valuation allowance in 2018 is primarily attributable to expiration of unbenefited net operating loss carryforwards and the foreign exchange remeasurement of our net deferred tax assets, combined with improved operating income in local jurisdictions, excluding the goodwill impairment charge.

Deferred income taxes generally have not been recognized on the cumulative undistributed earnings of our non-Swiss subsidiaries because they are considered to be indefinitely reinvested or they can be distributed on a tax-free basis. Distribution of these earnings in the form of dividends or otherwise may result in a combination of income and withholding taxes payable in various countries. In 2016 the company recorded a tax charge of $137 million for a non-cash tax expense related to an internal restructuring of subsidiaries. As of December 31, 2018, the pool of positive undistributed earnings of our non-Swiss subsidiaries that are considered indefinitely reinvested and may be subject to tax if distributed amounts to approximately $2.8 billion. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the unrecognized amount of deferred income taxes and the related dividend withholding taxes associated with these undistributed earnings.

At December 31, 2018, we had approximately $4.2 billion of NOLs in various jurisdictions, $2.0 billion of which were generated by certain U.S. subsidiaries. Loss carryforwards, if not utilized, will mostly expire for U.S. subsidiaries from 2033 through 2037 and at various dates from 2019 through 2038 for non-U.S. subsidiaries. At December 31, 2018, we had $94 million of tax credit carryovers, of which $62 million is for U.S. subsidiaries. The U.S. credits primarily consists of $34 million of research and development tax credit carryforwards which expire from 2026 through 2036, and $28 million of foreign tax credit carryforwards which expire from 2019 through 2037.

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Balance at Beginning of Year	$217	$208	$195
Additions as a Result of Tax Positions Taken During a Prior Period	31	65	30
Reductions as a Result of Tax Positions Taken During a Prior Period	(9)	(1)	(1)
Additions as a Result of Tax Positions Taken During the Current Period	14	12	20
Reductions Relating to Settlements with Taxing Authorities	(18)	(29)	(19)
Reductions as a Result of a Lapse of the Applicable Statute of Limitations	(23)	(38)	(12)
Foreign Exchange Effects	(17)	—	(5)
Balance at End of Year	$195	$217	$208

Substantially all of the uncertain tax positions, if recognized in future periods, would impact our effective tax rate. To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense and other non-current liabilities in the Consolidated Financial Statements in accordance with our accounting policy. We recorded an expense of $1 million, $10 million and $2 million in interest and penalty for the years ended December 31, 2018, 2017 and 2016, respectively. The amounts in the table above exclude cumulative accrued interest and penalties of $60 million, $61 million, and $51 million at December 31, 2018, 2017 and 2016, respectively, which are included in other liabilities.

We are subject to income tax in many of the approximately 80 countries where we operate. As of December 31, 2018, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Canada	2010 - 2018
Mexico	2009 - 2018
Russia	2015 - 2018
Switzerland	2010 - 2018
United States	2014 - 2018

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $15 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

20. Disputes, Litigation and Legal Contingencies

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain then current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the Foreign Corrupt Practices Act of 1977 and trade sanctions related to the U.S. government investigations disclosed in our SEC filings since 2007. Those shareholder derivative cases were filed in Harris County, Texas state court and consolidated under the caption Neff v. Brady, et al., No. 2010040764 (collectively referred to as the “Neff Case”). Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain then current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 201420933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss was granted May 15, 2015, and an appeal was filed on June 15, 2015. Following briefing and oral argument, on June 29, 2017, the Texas Court of Appeals denied in part and granted in part the shareholders’ appeal. The Court ruled that the shareholders lacked standing to bring claims that arose prior to the Company’s redomestication to Switzerland in 2009 and upheld the dismissal of those claims. The Court reversed as premature the trial court’s dismissal of claims arising after the redomestication and remanded to the trial court for further proceedings. On February 1, 2018, the individual defendants and nominal defendant Weatherford filed a motion for summary judgment on the remaining claims in the case. On February 13, 2018, the trial court dismissed with prejudice certain directors for lack of jurisdiction. The plaintiffs have appealed the jurisdictional ruling and the parties have jointly moved for a stay of the case during the pendency of the appeal. We cannot reliably predict the outcome of the remaining claims, including the amount of any possible loss.

U.S. Government and Other Investigations

As of December 31, 2016, the Company had agreed to pay as part of the terms of a settlement with the SEC a total civil monetary penalty of $140 million relating to the SEC and the U.S. Department of Justice (“DOJ”) investigation of certain accounting issues associated with the material weakness in our internal control over financial reporting for income taxes for historical periods indicated in 2012 and 2011 SEC filings reporting the historical financial restatements. In addition, certain reports and certifications regarding our internal controls over accounting for income taxes were delivered to the SEC during the two years following the settlement. We have completed these reports as of April 2018. A payment of $50 million was made during the fourth quarter of 2016, and a payment of $30 million was made in each of January and May 2017. A final payment for the civil monetary penalty of $30 million was made in September 2017. These payments are reported under the caption “Accrued Litigation and Settlements” on our Consolidated Statements of Cash Flows.

Rapid Completions and Packers Plus Litigation

Several subsidiaries of the Company are defendants in a patent infringement lawsuit filed by Rapid Completions LLC (“RC”) in U.S. District Court for the Eastern District of Texas on July 31, 2015. RC claims that we and other defendants are liable for infringement of seven U.S. patents related to specific downhole completion equipment and the methods of using such equipment. These patents have been assigned to Packers Plus Energy Services, Inc., a Canadian corporation (“Packers Plus”), and purportedly exclusively licensed to RC. RC is seeking a permanent injunction against further alleged infringement, unspecified damages for infringement, supplemental and enhanced damages, and additional relief such as attorneys’ fees. The Company has filed a counterclaim against Packers Plus, seeking declarations of non-infringement, invalidity, and unenforceability of the four patents that remain asserted against the Company on the grounds of inequitable conduct. The Company is seeking attorneys’ fees and costs incurred in the lawsuit. The litigation was stayed, pending resolution of inter partes reviews (“IPR”) of each of the four patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”). On February 22, 2018, the PTAB issued IPR decisions finding that all of the claims of the ‘505, ‘634, and ‘774 patents that were challenged by the Company in the IPRs are invalid. On October 16, 2018, the PTAB issued an IPR decision finding that all of the claims of the ‘501 patent are invalid. RC has appealed the decisions of the PTAB.

On October 14, 2015, Packers Plus and RC filed suit in Federal Court in Toronto, Canada against the Company and certain subsidiaries alleging infringement of a related Canadian patent and seeking unspecified damages and an accounting of the Company’s profits. Trial on the validity of the Canadian patent was completed in March 2017. On November 3, 2017, the Federal Court issued its decision, wherein it concluded that the defendants proved that the patent-in-suit was invalid and dismissed Packers Plus and RC’s claims of infringement. On January 5, 2018, Packers Plus and RC filed their Notice of Appeal. The Company filed its responsive brief in June 2018. The hearing of the appeal took place on February 6, 2019 and a decision is pending.

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017 were $29 million and $51 million, respectively.

21. Commitments and Other Contingencies

We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum commitments under noncancellable operating leases are as follows (dollars in millions):

2019	$128
2020	87
2021	68
2022	45
2023	27
Thereafter	176
$531

Total rent expense incurred under operating leases was approximately $187 million, $217 million and $324 million for the years ended December 31, 2018, 2017 and 2016, respectively. The future rental commitment table above does not include leases that are short-term in nature.

Other Contingencies

We have minimum purchase commitments related to supply contracts and maintain a liability at December 31, 2018 of $46 million for expected penalties to be paid, of which $22 million is recorded in “Other Current Liabilities” and $24 million is recorded in “Other Non-Current Liabilities” on our Consolidated Balance Sheets.

22. Segment Information

Reporting Segments

The Company's chief operating decision maker (its chief executive officer) regularly reviews information by our two reportable segments, which are our Western Hemisphere and Eastern Hemisphere segments. These reportable segments are based on management’s organization and view of Weatherford’s business when making operating decisions, allocating resources and assessing performance. Research and development expenses are included in the results of our Western and Eastern Hemisphere segments. Our corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately on the caption Corporate General and Administrative.

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in “Note 1 – Summary of Significant Accounting Policies.” Included in the 2016 loss from operations in the Eastern Hemisphere are losses related to our Zubair project in Iraq as described in “Note 3 – Revenues.” Excluded from capital expenditures in the tables below is the acquisition of assets held for sale.

	Year Ended December 31, 2018
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Western Hemisphere	$3,063	$208	$216	$81
Eastern Hemisphere	2,681	119	333	87
	5,744	327	549	168
Corporate General and Administrative		(130)	7	18
Goodwill Impairment (a)		(1,917)
Long-Lived Asset Impairments, Write-Downs and Other Charges (b)		(238)
Restructuring and Transformation Charges (c)		(126)
Total	$5,744	$(2,084)	$556	$186

(a)	Goodwill impairment of $1.9 billion was taken during the fourth quarter of 2018.

(b)
During 2018, impairments, asset write-downs and other includes $151 million in long-lived asset impairments primarily related to the land drilling rigs business and $87 million of other asset write-downs, charges and credits.

(c)	Includes restructuring charges of $126 million: $27 million in Western Hemisphere, $45 million in Eastern Hemisphere and $54 million in Corporate.

	Year Ended December 31, 2017
(Dollars in millions)	Net Operating Revenues	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Western Hemisphere	$2,937	$(113)	$352	$70
Eastern Hemisphere	2,762	(139)	443	130
	5,699	(252)	795	200
Corporate General and Administrative		(130)	6	25
Long-Lived Asset Impairments, Write-Downs and Other Charges (d)		(1,711)
Restructuring Charges (e)		(183)
Litigation Charges, Net		10
Gain from Disposition of U.S. Pressure Pumping Assets (f)		96
Total	$5,699	$(2,170)	$801	$225

(d)
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

(e)	Includes restructuring charges of $183 million: $70 million in the Western Hemisphere, $77 million in the Eastern Hemisphere and $36 million in Corporate.

(f)	In the fourth quarter of 2017, we recognized a gain on the disposition of our U.S. pressure pumping and pump-down perforating assets.

	Year Ended December 31, 2016
(Dollars in millions)	Net Operating Revenues	Loss from Operations	Depreciation and Amortization	Capital Expenditures
Western Hemisphere	$2,942	$(407)	$446	$55
Eastern Hemisphere	2,807	(157)	501	134
	5,749	(564)	947	189
Corporate General and Administrative		(138)	9	15
Long-Lived Asset Impairments and Other Related Charges (g)		(1,043)
Restructuring Charges (h)		(280)
Litigation Charges		(220)
Total	$5,749	$(2,245)	$956	$204

(g)
Includes $710 million related to long-lived asset impairments, asset write-downs, receivable write-offs and other charges and credits, $219 million in inventory write-downs and $114 million of pressure pumping related charges.

(h)	Includes restructuring charges of $280 million: $153 million in the Western Hemisphere, $75 million in the Eastern Hemisphere and $52 million in Corporate.

The following table presents total assets by segment at December 31:

	Total Assets at December 31,
(Dollars in millions)	2018	2017
Western Hemisphere	$3,122	$4,933
Eastern Hemisphere	2,966	4,311
Corporate	513	503
Total	$6,601	$9,747

Total assets in the United States, part of our Western Hemisphere segment, were $1.6 billion and $2.9 billion as of December 31, 2018 and 2017, respectively.

Products and Services

We are one of the world’s leading providers of equipment and services used in the production, completions, drilling and evaluation, and well construction of oil and natural gas wells. The composition of our consolidated revenues by product and service line group is as follows:

	Year Ended December 31,
	2018	2017	2016
Production	27%	26%	29%
Completions	21	22	20
Drilling and Evaluation	25	24	22
Well Construction	27	28	29
Total	100%	100%	100%

Geographic Areas

Financial information by geographic area within the hemispheres is summarized below. Revenues from customers and long-lived assets in Ireland were nil in each of the years presented. Long-lived assets exclude goodwill and intangible assets as well as deferred tax assets of $35 million and $36 million at December 31, 2018 and 2017, respectively.

	Revenues			Long-lived Assets
(Dollars in millions)	2018	2017	2016	2018	2017
United States	$1,605	$1,555	$1,523	$750	$870
Latin America	1,076	890	1,064	381	575
Canada	382	492	355	59	118
Western Hemisphere	$3,063	$2,937	$2,942	$1,190	$1,563

Middle East & North Africa	$1,430	$1,464	$1,513	$413	$528
Europe/Sub-Sahara Africa/Russia	953	999	939	411	532
Asia	298	299	355	174	270
Eastern Hemisphere	$2,681	$2,762	$2,807	$998	$1,330

Total	$5,744	$5,699	$5,749	$2,188	$2,893

23. Consolidating Financial Statements

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

The 6.80% senior notes due 2037 of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2018 and December 31, 2017. At December 31, 2018, Weatherford Bermuda also guaranteed the 9.875% senior notes due 2025.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2018 and December 31, 2017: (1) A&R Credit Agreement, (2) Term Loan Agreement, (3) 6.50% senior notes due 2036, (4) 7.00% senior notes due 2038, (5) 9.875% senior notes due 2039, (6) 5.125% senior notes due 2020, (7) 6.75% senior notes due 2040, (8) 4.50% senior notes due 2022, (9) 5.95% senior notes due 2042, (10) 5.875% exchangeable senior notes due 2021, (11) 7.75% senior notes due 2021, (12) 8.25% senior notes due 2023 and (13) 9.875% senior notes due 2024. Weatherford Delaware also guaranteed the 6.00% senior notes due 2018, which were repaid in full in March 2018 and the 9.625% senior notes due 2019, which were repaid in full through early redemption of the bond in April 2018. At December 31, 2018, Weatherford Delaware also guaranteed the 364-Day Credit Agreement.

Certain of these guarantee arrangements require us to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Year Ended December 31, 2018

(Dollars in Millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$5,744	$—	$5,744
Costs and Expenses	(14)	(3)	—	(7,811)	—	(7,828)
Operating Income (Loss)	(14)	(3)	—	(2,067)	—	(2,084)

Other Income (Expense):
Interest Expense, Net	—	(563)	(89)	17	21	(614)
Intercompany Charges, Net	(16)	125	(90)	(733)	714	—
Equity in Subsidiary Income	(2,851)	(748)	(770)	—	4,369	—
Other Income (Expense), Net	70	85	133	(209)	(138)	(59)
Income (Loss) Before Income Taxes	(2,811)	(1,104)	(816)	(2,992)	4,966	(2,757)
(Provision) for Income Taxes	—	—	148	(182)	—	(34)
Net Income (Loss)	(2,811)	(1,104)	(668)	(3,174)	4,966	(2,791)
Net Income Attributable to Noncontrolling Interests	—	—	—	20	—	20
Net Income (Loss) Attributable to Weatherford	$(2,811)	$(1,104)	$(668)	$(3,194)	$4,966	$(2,811)
Comprehensive Income (Loss) Attributable to Weatherford	$(3,038)	$(1,117)	$(624)	$(3,422)	$5,163	$(3,038)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Year Ended December 31, 2017

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$5,699	$—	$5,699
Costs and Expenses	(19)	45	2	(7,897)	—	(7,869)
Operating Income (Loss)	(19)	45	2	(2,198)	—	(2,170)

Other Income (Expense):
Interest Expense, Net	—	(583)	(38)	24	18	(579)
Intercompany Charges, Net	12	148	(192)	(103)	135	—
Equity in Subsidiary Income	(2,891)	(878)	(437)	—	4,206	—
Other Income (Expense), Net	85	(19)	5	30	(8)	93
Income (Loss) Before Income Taxes	(2,813)	(1,287)	(660)	(2,247)	4,351	(2,656)
(Provision) Benefit for Income Taxes	—	—	—	(137)	—	(137)
Net Income (Loss)	(2,813)	(1,287)	(660)	(2,384)	4,351	(2,793)
Net Income Attributable to Noncontrolling Interests	—	—	—	20	—	20
Net Income (Loss) Attributable to Weatherford	$(2,813)	$(1,287)	$(660)	$(2,404)	$4,351	$(2,813)
Comprehensive Income (Loss) Attributable to Weatherford	$(2,722)	$(1,307)	$(700)	$(2,312)	$4,319	$(2,722)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Year Ended December 31, 2016

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$5,749	$—	$5,749
Costs and Expenses	(151)	(3)	5	(7,845)	—	(7,994)
Operating Income (Loss)	(151)	(3)	5	(2,096)	—	(2,245)

Other Income (Expense):
Interest Expense, Net	—	(465)	(49)	4	11	(499)
Intercompany Charges, Net	(76)	4	(196)	(274)	542	—
Equity in Subsidiary Income	(3,181)	(2,403)	(944)	—	6,528	—
Other Income (Expense), Net	16	(38)	43	(84)	(70)	(133)
Income (Loss) Before Income Taxes	(3,392)	(2,905)	(1,141)	(2,450)	7,011	(2,877)
(Provision) Benefit for Income Taxes	—	—	(154)	(342)	—	(496)
Net Income (Loss)	(3,392)	(2,905)	(1,295)	(2,792)	7,011	(3,373)
Net Income Attributable to Noncontrolling Interests	—	—	—	19	—	19
Net Income (Loss) Attributable to Weatherford	$(3,392)	$(2,905)	$(1,295)	$(2,811)	$7,011	$(3,392)
Comprehensive Income (Loss) Attributable to Weatherford	$(3,361)	$(3,081)	$(1,425)	$(2,780)	$7,286	$(3,361)

Condensed Consolidating Balance Sheet
December 31, 2018

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$284	$—	$318	$—	$602
Other Current Assets	1	—	654	2,887	(694)	2,848
Total Current Assets	1	284	654	3,205	(694)	3,450

Equity Investments in Affiliates	(3,694)	7,531	7,203	354	(11,394)	—
Intercompany Receivables, Net	—	103	—	2,966	(3,069)	—
Other Assets	—	15	4	3,132	—	3,151
Total Assets	$(3,693)	$7,933	$7,861	$9,657	$(15,157)	$6,601

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$373	$—	$10	$—	$383
Accounts Payable and Other Current Liabilities	9	174	—	2,428	(694)	1,917
Total Current Liabilities	9	547	—	2,438	(694)	2,300

Long-term Debt	—	6,632	775	130	68	7,605
Intercompany Payables, Net	3	—	3,066	—	(3,069)	—
Other Long-term Liabilities	—	7	—	362	(7)	362
Total Liabilities	12	7,186	3,841	2,930	(3,702)	10,267

Weatherford Shareholders’ (Deficiency) Equity	(3,705)	747	4,020	6,688	(11,455)	(3,705)
Noncontrolling Interests	—	—	—	39	—	39
Total Liabilities and Shareholders’ (Deficiency) Equity	$(3,693)	$7,933	$7,861	$9,657	$(15,157)	$6,601

Condensed Consolidating Balance Sheet
December 31, 2017

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$195	$—	$418	$—	$613
Other Current Assets	1	—	516	3,298	(550)	3,265
Total Current Assets	1	195	516	3,716	(550)	3,878

Equity Investments in Affiliates	(460)	7,998	8,009	530	(16,077)	—
Intercompany Receivables, Net	—	—	—	4,213	(4,213)	—
Other Assets	—	8	4	5,857	—	5,869
Total Assets	$(459)	$8,201	$8,529	$14,316	$(20,840)	$9,747

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$128	$—	$20	$—	$148
Accounts Payable and Other Current Liabilities	10	183	—	2,439	(550)	2,082
Total Current Liabilities	10	311	—	2,459	(550)	2,230

Long-term Debt	—	7,127	166	159	89	7,541
Intercompany Payables, Net	87	242	3,884	—	(4,213)	—
Other Long-term Liabilities	70	146	136	332	(137)	547
Total Liabilities	167	7,826	4,186	2,950	(4,811)	10,318

Weatherford Shareholders’ Equity	(626)	375	4,343	11,311	(16,029)	(626)
Noncontrolling Interests	—	—	—	55	—	55
Total Liabilities and Shareholders’ Equity	$(459)	$8,201	$8,529	$14,316	$(20,840)	$9,747

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2018

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,811)	$(1,104)	$(668)	$(3,174)	$4,966	$(2,791)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	16	(125)	90	733	(714)	—
Equity in (Earnings) Loss of Affiliates	2,851	748	770	—	(4,369)	—
Deferred Income Tax Provision (Benefit)	—	—	—	(79)		(79)
Other Adjustments	93	1,003	(1,688)	3,103	117	2,628
Net Cash Used in Operating Activities	149	522	(1,496)	583	—	(242)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(186)	—	(186)
Acquisition of Assets Held for Sale	—	—	—	(31)	—	(31)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	4	—	4
Acquisition of Intellectual Property	—	—	—	(28)	—	(28)
Proceeds from Sale of Businesses and Equity Investment, Net	—	—	—	257	—	257
Proceeds from Sale of Assets	—	—	—	106	—	106
Net Cash Provided by (Used in) Investing Activities	—	—	—	122	—	122
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	188	—	(30)	—	158
Borrowings (Repayments) Long-term Debt, Net	—	(491)	587	(12)	—	84
Borrowings (Repayments) Between Subsidiaries, Net	(149)	(130)	909	(630)	—	—
Other, Net	—	—	—	(74)	—	(74)
Net Cash Provided by Financing Activities	(149)	(433)	1,496	(746)	—	168
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(59)	—	(59)
Net Increase (Decrease) in Cash and Cash Equivalents	—	89	—	(100)	—	(11)
Cash and Cash Equivalents at Beginning of Year	—	195	—	418	—	613
Cash and Cash Equivalents at End of Year	$—	$284	$—	$318	$—	$602

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,813)	$(1,287)	$(660)	$(2,384)	$4,351	$(2,793)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(12)	(148)	192	103	(135)	—
Equity in (Earnings) Loss of Affiliates	2,891	878	437	—	(4,206)	—
Deferred Income Tax Provision (Benefit)	—	—	—	(25)	—	(25)
Other Adjustments	(278)	1,236	66	1,416	(10)	2,430
Net Cash Provided by (Used in) Operating Activities	(212)	679	35	(890)	—	(388)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(225)	—	(225)
Acquisition of Assets Held for Sale	—	—	—	(244)	—	(244)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(7)	—	(7)
Acquisition of Intellectual Property	—	—	—	(15)	—	(15)
Proceeds (Payment) from Disposition of Businesses and Investments	—	—	—	429	—	429
Proceeds from Disposition of Assets	—	—	—	51	—	51
Other Investing Activities	—	—	—	(51)	—	(51)
Net Cash Provided by (Used in) Investing Activities	—	—	—	(62)	—	(62)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(17)	—	(111)	—	(128)
Borrowings (Repayments) Long-term Debt, Net	—	200	(94)	75	—	181
Borrowings (Repayments) Between Subsidiaries, Net	212	(1,253)	55	986	—	—
Other, Net	—	—	—	(33)	—	(33)
Net Cash Provided by (Used in) Financing Activities	212	(1,070)	(39)	917	—	20
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	6	—	6
Net Increase in Cash and Cash Equivalents	—	(391)	(4)	(29)	—	(424)
Cash and Cash Equivalents at Beginning of Year	—	586	4	447	—	1,037
Cash and Cash Equivalents at End of Year	$—	$195	$—	$418	$—	$613

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,392)	$(2,905)	$(1,295)	$(2,792)	$7,011	$(3,373)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	76	(4)	196	274	(542)	—
Equity in (Earnings) Loss of Affiliates	3,181	2,403	944	—	(6,528)	—
Deferred Income Tax (Provision) Benefit	—	—	26	355	—	381
Other Adjustments	1,230	75	257	1,067	59	2,688
Net Cash Provided by (Used in) Operating Activities	1,095	(431)	128	(1,096)	—	(304)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(204)	—	(204)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(5)	—	(5)
Acquisition of Intellectual Property	—	—	—	(10)	—	(10)
Insurance Proceeds Related to Insurance Casualty Loss	—	—	—	39	—	39
Proceeds from Sale of Assets	—	—	—	49	—	49
Proceeds (Payment) Related to Sale of Businesses and Equity Investment, Net	—	—	—	(6)	—	(6)
Net Cash Provided by (Used in) Investing Activities	—	—	—	(137)	—	(137)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(1,497)	—	(15)	—	(1,512)
Borrowings (Repayments) Long-term Debt, Net	—	2,299	(516)	(65)	—	1,718
Borrowings (Repayments) Between Subsidiaries, Net	(1,095)	213	370	512	—	—
Proceeds from Issuance of Ordinary Common Shares and Warrant	—	—	—	1,071	—	1,071
Other, Net	—	—	—	(216)	—	(216)
Net Cash Provided by (Used in) Financing Activities	(1,095)	1,015	(146)	1,287	—	1,061
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(50)	—	(50)
Net Increase in Cash and Cash Equivalents	—	584	(18)	4	—	570
Cash and Cash Equivalents at Beginning of Period	—	2	22	443	—	467
Cash and Cash Equivalents at End of Period	$—	$586	$4	$447	$—	$1,037

25. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2018 and 2017 are presented in the following tables. In the following tables, the sum of “Basic and Diluted Loss Per Share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

	2018 Quarters
(Dollars in millions, except per share amounts)	First		Second		Third		Fourth		Total
Revenues	$1,423		$1,448		$1,444		$1,429		$5,744
Gross Profit	278		305		339		308		1,230
Net Loss Attributable to Weatherford	(245)	(a)	(264)	(b)	(199)	(c)	(2,103)	(d)	(2,811)

Basic and Diluted Loss Per Share	(0.25)		(0.26)		(0.20)		(2.10)		(2.82)

(a)
Includes charges of $57 million primarily related to a bond tender and call premium, restructuring and transformation charges, currency devaluation charges, asset write-downs and inventory charges, offset by gains on purchase of the remaining interest in a joint venture and a warrant fair value adjustment.

(b)
Includes charges of $109 million primarily related to restructuring and transformation charges, currency devaluation charges, long-lived asset impairments, other asset write-downs, offset by gains on property sales and a reduction of a contingency reserve on a legacy contract and a warrant fair value adjustment.

(c)
Includes charges of $95 million primarily related to restructuring and transformation charges, currency devaluation charges, long-lived asset impairments and deferred mobilization costs and other assets of the land drilling rigs business, offset by a gain on a warrant fair value adjustment.

(d)	Includes charges of $2.0 billion primarily related to goodwill impairment of $1.9 billion.

	2017 Quarters
(Dollars in millions, except per share amounts)	First		Second		Third		Fourth		Total
Revenues	$1,386		$1,363		$1,460		$1,490		$5,699
Gross Profit	180		174		264		192		810
Net Loss Attributable to Weatherford	(448)	(e)	(171)	(f)	(256)	(g)	(1,938)	(h)	(2,813)

Basic and Diluted Loss Per Share	(0.45)		(0.17)		(0.26)		(1.95)		(2.84)

(e)
Includes charges of $134 million primarily related to severance and restructuring charges, asset write-downs and a warrant fair value adjustment, partially offset by defined benefit pension plan reclassifications.

(f)
Includes credits of $108 million primarily related to gains on a warrant fair value and defined benefit pension plan reclassifications, partially offset by severance and restructuring charges and asset write-downs.

(g)	Includes charges of $35 million primarily related to severance and restructuring charges and a warrant fair value adjustment.

(h)
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

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management, including our CEO and CFO, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a system of internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – An Integrated Framework (2013). As a result of this assessment management concluded that as of December 31, 2018, our internal control over financial reporting was effective based on these criteria.

KPMG LLP has issued an attestation report dated February 15, 2019, on our internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

Changes in Internal Controls

Our management, identified no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See “Item 1. – Business – Executive Officers of Weatherford” of this report for Item 10 information regarding executive officers of Weatherford. Pursuant to General Instructions G(3), information on directors of the Registrant and corporate governance matters is incorporated by reference from our Proxy Statement for the 2019 Annual General Meeting of Shareholders to be held on June 25, 2019.

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

Item 11. Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation is incorporated by reference from our Proxy Statement for the 2019 Annual General Meeting of Shareholders to be held on June 25, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference from our Proxy Statement for the 2019 Annual General Meeting of Shareholders to be held on June 25, 2019.

Item 12(d). Securities Authorized for Issuance under Equity Compensation Plan Information

The following table provides information as of December 31, 2018, about the number of shares to be issued upon vesting or exercise of equity awards as well as the number of shares remaining available for issuance under our equity compensation plans.

Plan Category (Shares in thousands, except share prices)	Numbers of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (a)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders (c) (d)	21,292	$—	18,112

(a)	The weighted average price does not take into account the shares issuable upon vesting of outstanding PUs or RSUs, which have no exercise price.

(b)	Excluding shares reflected in the first column of this table.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our Proxy Statement for the 2019 Annual General Meeting of Shareholders to be held on June 25, 2019.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our Proxy Statement for the 2019 Annual General Meeting of Shareholders to be held on June 25, 2019.

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
4.4
Third Supplemental Indenture, dated as of February 26, 2009, among Weatherford Bermuda, Weatherford Delaware, Weatherford International Ltd. (“Weatherford Switzerland”) and Deutsche Bank Trust Company Americas
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
		Exhibit 4.1 of the Company's Current Report on Form 8-K filed November 21, 2016	File No. 1-36504
4.13	Form of Warrant	Exhibit 4.3 of the Company's Current Report on Form 8-K filed November 21, 2016	File No. 1-36504
4.14	Indenture, dated June 18, 2007, among Weatherford Delaware, Weatherford Bermuda and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 18, 2007	File No. 1-31339
4.15	First Supplemental Indenture, dated June 18, 2007, among Weatherford Delaware, Weatherford Bermuda, and Deutsche Bank Trust Company Americas (including forms of notes)	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 18, 2007	File No. 1-31339
4.16	Second Supplemental Indenture, dated as of February 26, 2009, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 26, 2009	File No. 1-31339
4.17	Third Supplemental Indenture, dated as of August 14, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland and Deutsche Bank Trust Company Americas	Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 14, 2012	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
4.18	Fourth Supplemental Indenture, dated as of March 31, 2013, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013	File No. 1-34258
4.19	Fifth Supplemental Indenture, dated June 17, 2014, among Weatherford Ireland, Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas	Exhibit 4.2 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
4.20	Sixth Supplemental Indenture, dated February 28, 2018, among Weatherford Ireland, Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas	Exhibit 4.1 of the Company's Current Report on Form 8-K filed March 5, 2018	File No. 1-36504
4.21	Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036	Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.22	Form of $500,000,000 global note for 6.50% Senior Notes due 2036	Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.23	Form of $100,000,000 global note for 6.50% Senior Notes due 2036	Exhibit 4.3 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.24	Form of global note for 6.80% Senior Notes due 2037	Exhibit A of Exhibit 4.2 to the Company's Current Report on Form 8-K filed June 18, 2007	Reg. No. 333-146695
4.25	Form of global note for 7.00% Senior Notes due 2038	Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.26	Form of global note for 9.875% Senior Notes due 2039	Exhibit A of Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.27	Form of global note for 5.125% Senior Notes due 2020	Exhibit A-1 of Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.28	Form of global note for 6.750% Senior Notes due 2040	Exhibit A-2 of Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.29	Form of global note for 4.50% Senior Notes due 2022	Exhibit A-1 of Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
4.30	Form of global note for 5.95% Senior Notes due 2042	Exhibit A-2 of Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.31	Form of global note for 5.875% Exchangeable Senior Notes due 2021	Exhibit A of Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 7, 2016	File No. 1-36504
4.32	Form of global note for 7.75% Senior Notes due 2021	Annex A of Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 17, 2016	File No. 1-36504
4.33	Form of global note for 8.25% Senior Notes due 2023	Annex B of Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 17, 2016	File No. 1-36504
4.34	Form of global note for 9.875% Senior Notes due 2025	Annex A of Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 5, 2018	File No. 1-36504
4.35	Form of guarantee notation	Exhibit B of Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.36	Form of guarantee notation	Exhibit B of Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
*10.1	Deed Poll of Assumption, dated June 16, 2014, executed by Weatherford Ireland	Exhibit 10.3 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.2	Weatherford International plc 2006 Omnibus Incentive Plan (as amended and restated, conformed as of June 16, 2015)	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed July 24, 2015	File No. 1-36504
*10.3	Form of Restricted Share Unit Award Agreement pursuant to Weatherford International plc 2006 Omnibus Incentive Plan	Exhibit 10.5 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.4	Weatherford International plc 2010 Omnibus Incentive Plan (as amended and restated)	Exhibit 10.6 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.5	First Amendment to Weatherford International plc 2010 Omnibus Incentive Plan	Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed April 29, 2015	File No. 1-36504
*10.6	Second Amendment to Weatherford International plc 2010 Omnibus Incentive Plan	Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed April 25, 2017	File No. 1-36504
*10.7	Form of Restricted Share Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.7 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.8	Form of Performance Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed April 24, 2015	File No. 1-36504
*10.9	Form of Restricted Share Units Award Agreement (CIC - Officer) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.21 of the Company Annual Report on Form 10-K filed February 16, 2016	File No. 1-36504
*10.10	Form of addendum for use with certain equity grants under the Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.26 to the Company's Annual Report on Form 10-K filed February 18, 2015	File No. 1-36504
*10.11	Form of Restricted Share Unit Award Agreement - U.K. pursuant to Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.9 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.12	Form of Performance Units Award Agreement (CIC) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.28 of the Company's Annual Report on Form 10-K filed February 16, 2016	File No. 1-36504
*10.13	Form of Restricted Share Units Award Agreement (CIC: Retirement - Director) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2017, filed November 1, 2017	File No. 1-36504
*10.14	Form of Restricted Share Units Award Agreement (CIC - Officer 2018 ) pursuant to the Weatherford International plc 2010 Omnibus Incentive Plan	Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed February 14, 2018	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.15	Form of Performance Share Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan (Relative Shareholder Return)	Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed February 14, 2018	File No. 1-36504
*10.16	Form of Performance Share Unit Award Agreement pursuant to Weatherford International plc 2010 Omnibus Incentive Plan (ROCE)	Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed February 14, 2018	File No. 1-36504
*10.17	Weatherford International Ltd. (Switzerland) Executive Non-Equity Incentive Compensation Plan (as amended and restated, February 27, 2014) to be effective January 1, 2014	Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 4, 2014	File No. 1-34258
*10.18	Employment Letter, dated March 3, 2017, between Weatherford International plc and Mark A. McCollum	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed April 28, 2017	File No. 1-36504
*10.19	Executive Employment Agreement, dated June 20, 2013, between Weatherford International Ltd. and Douglas M. Mills	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013	File No. 1-34258
*10.20
Form of Change of Control Agreement, entered into by Mark McCollum (April 24, 2017) Christina Ibrahim (May 4, 2015), Karl Blanchard (August 21, 2017), Christoph Bausch (December 13, 2016) and Stuart Fraser (April 15, 2018)
		Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 15, 2016	File No. 1-36504
*10.21
Form of Deed of Indemnity of Weatherford Ireland entered into by each director of Weatherford Ireland and each of the following executive officers of Weatherford Ireland: Mark McCollum (April 24, 2017), Christina Ibrahim (May 4, 2015), Karl Blanchard (August 21, 2017), Christoph Bausch (December 13, 2016) and Stuart Fraser (April 15, 2018)
		Exhibit 10.11 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.22
Form of Deed of Indemnity of Weatherford Bermuda entered into by each director of Weatherford Ireland and each of the following executive officers of Weatherford Ireland: Mark McCollum (April 24, 2017), Christina Ibrahim (May 4, 2015), Christoph Bausch (December 13, 2016) and Stuart Fraser (April 15, 2018)
		Exhibit 10.12 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.23	Deed of Indemnity of Weatherford Bermuda entered into by Karl Blanchard (August 21, 2017)	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 1, 2017	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.24
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
10.26
Amendment and Restatement Agreement, dated May 4, 2016, by and among Weatherford International plc (Ireland), Weatherford International Ltd. (Bermuda), as the Borrower, Weatherford International, LLC (Delaware), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 10, 2016	File No. 1-36504
10.27
Amended and Restated Credit Agreement, effective as of May 9, 2016, by and among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the other borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 10, 2016	File No. 1-36504
10.28
Amendment No. 1 to Amended and Restated Credit Agreement, dated July 19, 2016, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 22, 2016	File No. 1-36504
10.29
Amendment No. 2 to Amended and Restated Credit Agreement, dated April 17, 2017, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 17, 2017	File No. 1-36504
10.30
Amendment No. 3 to Amended and Restated Credit Agreement, dated August 16, 2018, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 20, 2018	File No. 1-36504
10.31
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
10.32
Amendment No. 1 to Term Loan Agreement, dated July 19, 2016, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.2 of the Company's Current Report on Form 8-K filed July 22, 2016	File No. 1-36504
10.33
Amendment No. 2 to Term Loan Agreement, dated April 17, 2017, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 17, 2017	File No. 1-36504
10.34
Amendment No. 3 to Term Loan Agreement, dated August 16, 2018, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.2 of the Company's Current Report on Form 8-K filed August 20, 2018	File No. 1-36504
10.35
364-Day Revolving Credit Agreement, dated August 16, 2018, among Weatherford International Ltd. (Bermuda), Weatherford International plc (Ireland), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and Morgan Stanley Senior Funding, Inc., as collateral agent
		Exhibit 10.3 of the Company's Current Report on Form 8-K filed August 20, 2018	File No. 1-36504
10.36
U.S. Pledge and Security Agreement, dated as of May 9, 2016, by and among the subsidiary parties thereto and JPMorgan Chase Bank, N.A., as administrative agent of the Term Loan Agreement, dated May 4, 2016
		Exhibit 10.4 of the Company's Current Report on Form 8-K filed May 10, 2016	File No. 1-36504
10.37	364-Day Facility U.S. Pledge and Security Agreement, dated as of August 16, 2018, by and among the subsidiary parties thereto and Morgan Stanley Senior Funding, Inc., as collateral agent	Exhibit 10.4 of the Company's Current Report on Form 8-K filed August 20, 2018	File No. 1-36504
10.38
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
		Exhibit 10.6 of the Company's Current Report on Form 8-K filed May 10, 2016	File No. 1-36504
10.40	Affiliate Guaranty, dated as of August 16, 2018, by Weatherford International plc and the subsidiaries parties thereto, as guarantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent	Exhibit 10.5 of the Company's Current Report on Form 8-K filed August 20, 2018	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
10.43	Sale and Purchase Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holding Ltd. for the land drilling rigs operations in Saudi Arabia, dated as of July 11, 2018.	Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 2, 2018	File No. 1-36504
10.44	Sale and Purchase Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holding Ltd. for the land drilling rigs operations in Algeria and Kuwait, dated as of July 11, 2018.	Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 2, 2018	File No. 1-36504
10.45	Bridging Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holding Ltd., for the sale of land drilling rigs operations dated as of July 11, 2018.	Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 2, 2018	File No. 1-36504
†10.46	Letter Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holdings Ltd. dated October 31, 2018
†10.47	Letter Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holdings Ltd. dated November 30, 2018
†21.1	Subsidiaries of Weatherford International plc
†23.1	Consent of KPMG LLP
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101
The following materials from Weatherford International plc's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):
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

SCHEDULE II

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2018

	Balance at				Balance at
	Beginning				End of
(Dollars in millions)	of Period	Expense (a)	Recoveries (b)	Other (c) (d)	Period
Year Ended December 31, 2018:
Current Allowance for Uncollectible Accounts Receivable	$156	$5	$(15)	$(23)	$123
Long-term Allowance for Uncollectible Accounts Receivable	173	—	(2)	—	171
Total Allowance for Uncollectible Accounts Receivable	$329	$5	$(17)	$(23)	$294

Valuation Allowance on Deferred Tax Assets	$1,887	(166)	—	(19)	$1,702
Excess and Obsolete Inventory Reserve	$635	86	(6)	(410)	$305

Year Ended December 31, 2017:
Allowance for Uncollectible Accounts Receivable	$129	$80	$—	$(53)	$156
Long-term Allowance for Uncollectible Accounts Receivable	—	158	—	15	173
Total Allowance for Uncollectible Accounts Receivable	$129	$238	$—	$(38)	$329

Valuation Allowance on Deferred Tax Assets	$1,738	158	—	(9)	$1,887
Excess and Obsolete Inventory Reserve	$265	545	(5)	(170)	$635

Year Ended December 31, 2016:
Allowance for Uncollectible Accounts Receivable	$113	69	—	(53)	$129
Valuation Allowance on Deferred Tax Assets	$868	872	—	(2)	$1,738
Excess and Obsolete Inventory Reserve	$288	$273	$(4)	$(292)	$265

(a)
In the second quarter of 2017, we changed the accounting for revenue with our primary customer in Venezuela to record a discount reflecting the time value of money and accrete the discount as interest income over the expected collection period using the effective interest method. In the fourth quarter of 2017, we changed the accounting for revenue with substantially all of our customers in Venezuela due to the downgrade of the country’s bonds by certain credit agencies, continued economic turmoil and continued economic sanctions around certain financing transactions imposed by the U.S. government. We recorded a charge equal to a full allowance on our accounts receivable for customers in Venezuela of approximately $230 million. This reduced our long-term and current receivables by $158 million and $72 million, respectively, as of December 31, 2017. The long-term allowance related to our primary customer in Venezuela is $171 million and $173 million as of December 31, 2018 and December 31, 2017.

(b)	Of the total recoveries, we collected $16 million on previously fully reserved Venezuelan accounts receivable.

(c)
Other within the allowance for uncollectible accounts receivable as of December 2017 includes write-offs and amounts reclassified to long-term and as of December 31, 2018, includes reductions to allowance reserves.

(d)
Other for valuation allowance on deferred taxes is primarily due to currency translation. Other for excess and obsolete inventory reserve primarily represents the removal of scrapped inventory that had been previously reserved.

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2019.

Weatherford International plc

/s/ Mark A. McCollum
Mark A. McCollum
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark A. McCollum	President, Chief Executive Officer and Director	February 15, 2019
Mark A. McCollum	(Principal Executive Officer)

/s/ Christoph Bausch	Executive Vice President and	February 15, 2019
Christoph Bausch	Chief Financial Officer
(Principal Financial Officer)

/s/ Stuart Fraser	Vice President and	February 15, 2019
Stuart Fraser	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Mohamed A. Awad	Director	February 15, 2019
Mohamed A. Awad

/s/ Roxanne J. Decyk	Director	February 15, 2019
Roxanne J. Decyk

/s/John D. Gass	Director	February 15, 2019
John D. Gass

/s/ Emyr Jones Parry	Director	February 15, 2019
Emyr Jones Parry

/s/Francis S. Kalman	Director	February 15, 2019
Francis S. Kalman

/s/ David S. King	Director	February 15, 2019
David S. King

/s/ William E. Macaulay	Chairman of the Board and Director	February 15, 2019
William E. Macaulay

/s/ Angela A. Minas	Director	February 15, 2019
Angela A. Minas

/s/Guillermo Ortiz	Director	February 15, 2019
Guillermo Ortiz