Form 10-Q
period 2019-03-31
Weatherford International plc
filed 2019-05-10
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, $0.001 par value per share	WFT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of May 3, 2019, there were 1,003,878,163 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Three Months Ended March 31, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2019	2018
Revenues:
Products	$496	$501
Services	850	922
Total Revenues	1,346	1,423

Costs and Expenses:
Cost of Products	468	465
Cost of Services	614	680
Research and Development	36	38
Selling, General and Administrative Attributable to Segments	199	200
Corporate General and Administrative	32	36
Goodwill Impairment	229	—
Asset Write-Downs and Other	49	18
Restructuring and Transformation Charges	20	25
Total Costs and Expenses	1,647	1,462

Operating Loss	(301)	(39)

Other Income (Expense):
Interest Expense, Net	(155)	(149)
Warrant Fair Value Adjustment	—	46
Bond Tender and Call Premium	—	(34)
Currency Devaluation Charges	—	(26)
Other Expense, Net	(9)	(8)

Loss Before Income Taxes	(465)	(210)
Income Tax Provision	(12)	(32)
Net Loss	(477)	(242)
Net Income Attributable to Noncontrolling Interests	4	3
Net Loss Attributable to Weatherford	$(481)	$(245)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(0.48)	$(0.25)

Weighted Average Shares Outstanding:
Basic & Diluted	1,003	994

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Net Loss	$(477)	$(242)

Currency Translation Adjustments	33	5
Other Comprehensive Income	33	5
Comprehensive Loss	(444)	(237)
Comprehensive Income Attributable to Noncontrolling Interests	4	3
Comprehensive Loss Attributable to Weatherford	$(448)	$(240)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and shares in millions, except par value)	2019	2018
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$598	$602
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $124 at March 31, 2019 and $123 at December 31, 2018	1,154	1,130
Inventories, Net	1,050	1,025
Other Current Assets	434	428
Assets Held for Sale	170	265
Total Current Assets	3,406	3,450

Property, Plant and Equipment, Net of Accumulated Depreciation of $5,784 at March 31, 2019 and $5,786 at December 31, 2018	1,994	2,086
Goodwill	504	713
Other Non-Current Assets	615	352
Total Assets	$6,519	$6,601

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$612	$383
Accounts Payable	746	732
Accrued Salaries and Benefits	236	249
Income Taxes Payable	198	214
Other Current Liabilities	712	722
Total Current Liabilities	2,504	2,300

Long-term Debt	7,606	7,605
Other Non-Current Liabilities	515	362
Total Liabilities	10,625	10,267

Shareholders’ Deficiency:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 1,003 shares at March 31, 2019 and 1,002 shares at December 31, 2018	$1	$1
Capital in Excess of Par Value	6,719	6,711
Retained Deficit	(9,152)	(8,671)
Accumulated Other Comprehensive Loss	(1,713)	(1,746)
Weatherford Shareholders’ Deficiency	(4,145)	(3,705)
Noncontrolling Interests	39	39
Total Shareholders’ Deficiency	(4,106)	(3,666)
Total Liabilities and Shareholders’ Deficiency	$6,519	$6,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Cash Flows From Operating Activities:
Net Loss	$(477)	$(242)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities:
Depreciation and Amortization	123	147
Goodwill Impairment	229	—
Employee Share-Based Compensation Expense	8	13
Inventory Write-off and Other Related Charges	12	29
Asset Write-Downs and Other Charges	19	29
Loss on Sale of Assets and Businesses, Net	36	—
Bond Tender and Call Premium	—	34
Currency Devaluation Charges	—	26
Warrant Fair Value Adjustment	—	(46)
Other, Net	(12)	7
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(18)	23
Inventories	(40)	(13)
Other Current Assets	(25)	(7)
Accounts Payable	11	(55)
Accrued Litigation and Settlements	(3)	(8)
Other Current Liabilities	(106)	(56)
Other, Net	(6)	(66)
Net Cash Used in Operating Activities	(249)	(185)

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(58)	(29)
Capital Expenditures for and Acquisition of Assets Held for Sale	(1)	(9)
Acquisitions of Businesses, Net of Cash Acquired	—	4
Acquisition of Intellectual Property	(5)	(3)
Proceeds from Sale of Assets	26	12
Proceeds from Sale of Businesses, Net	74	25
Net Cash Provided by Investing Activities	36	—

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	—	588
Repayments of Long-term Debt	(15)	(440)
Borrowings (Repayments) of Short-term Debt, Net	228	(54)
Bond Tender Premium	—	(30)
Other Financing Activities	(5)	(10)
Net Cash Provided by Financing Activities	208	54
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(23)

Net Decrease in Cash and Cash Equivalents	(4)	(154)
Cash and Cash Equivalents at Beginning of Period	602	613
Cash and Cash Equivalents at End of Period	$598	$459

Supplemental Cash Flow Information:
Interest Paid	$157	$174
Income Taxes Paid, Net of Refunds	$35	$47

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” “Weatherford” or “Weatherford Ireland”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments (consisting of normal recurring adjustments) which, in our opinion, are considered necessary to present fairly our Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018. When using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.
Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern

Our bond price decline and our share price decline, as well as our Company’s credit ratings, have over time increased the level of uncertainty in our business and have impacted various key stakeholders, including our employees, our customers and suppliers, and our key lenders. We have experienced losses and negative operating cash flows for multiple years, despite continued focus on our overall profitability, including managing expenses. As shown in our Condensed Consolidated Financial Statements, we incurred operating losses in the first quarter of 2019, requiring us to supplement operating activities with cash from investing and financing activities. As a result of weak energy sector conditions in the first quarter of 2019 in North America, primarily in Canada, combined with seasonal and weather-related disruptions in the United States, Europe and Russia as well as project start-up costs and an unfavorable impact from foreign exchange in Argentina, our operational results, working capital and cash flows were negatively impacted. These industry and company specific conditions led to lower demand for our products and services and significantly lower than expected benefits from our transformation, consequently resulting in lower actual results compared to our expectations for the first quarter of 2019. Finally, the market outlook for our Company and the energy sector continues to be constrained due to the uncertainty of anticipated activity particularly in North America, including lower spending by many of our customers resulting in lower than expected benefits from our transformation. These uncertainties have impacted our Company in several ways, including the retention of our key personnel, access to debt and equity credit at suitable terms, our level of working capital and our ability to execute within our targeted timing on our transformation. These combined factors contributed to our poor financial results for the first quarter of 2019 and have had a significant negative impact on our ability to negotiate acceptable terms with our lenders on new or extended credit facilities and new longer-term debt issuances. As a result, the Company believes that it will not be able to generate sufficient liquidity to service all of its debt and other obligations or comply with its debt covenants at some point within the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern. To address this projected shortfall in liquidity and capital structure constraints, we expect to reach an agreement in principle with holders of a majority of our unsecured senior notes (the “Consenting Noteholders”) on the terms of a Restructuring Support Agreement (the “RSA”). Furthermore, we are in negotiations for definitive commitments related to debtor-in-possession facilities (“DIP Facilities”), which are expected to be completed in the near term. The capital restructuring transaction is expected to be implemented through cases to be commenced by the Company and certain of its subsidiaries under Title 11 of the United States Bankruptcy Code and an examinership proceeding under the laws of Ireland. There can be no assurances that the capital restructuring transaction as described in the proposed RSA, including entry into the DIP Facilities, will be completed. See “Note 20 – Subsequent Events” for additional details regarding the proposed RSA, the DIP Facilities and the expected capital restructuring transaction.

Our unaudited Condensed Consolidated Financial Statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities.

On an on-going basis, we evaluate our estimates and assumptions, including those related to uncollectible accounts receivable, lower of cost or net realizable value of inventories, assets and liabilities held for sale, derivative financial instruments, intangible assets and goodwill, property, plant and equipment (“PP&E”), right-of-use (“ROU”) lease assets, income taxes, accounting for long-term contracts, self-insurance, foreign currency exchange rates, lease liabilities, pension and post-retirement benefit plans, disputes, litigation, contingencies and share-based compensation. We base our estimates on historical experience, adjusted for current conditions if necessary, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Principles of Consolidation

We consolidate all wholly owned subsidiaries and controlled joint ventures. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The majority of our revenue is derived from short term contracts. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Generally, our revenue is recognized for services over time as the services are rendered and we primarily utilize an output method such as time elapsed or footage drilled which coincides with how customers receive the benefit. Contract drilling service revenue is contractual by nature and generally governed by day-rate based contracts. Product sales revenue is recognized at a point in time when control passes and is generally upon delivery but is dependent on the terms of the contract.

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

The nature of our contracts give rise to several types of variable consideration, including claims and lost-in-hole charges. Our claims are not significant and lost-in-hole charges are constrained variable consideration. We do not estimate revenue associated with these types of variable consideration.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less and (ii) for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The unmanned equipment that we lease to customers as operating leases consist primarily of drilling rental tools and artificial lift pumping equipment and the rental revenue is generally recognized on a straight-line basis. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts.

Revenue Recognition – Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets, and customer advances and deposits (contract liabilities classified as deferred revenues) on the Condensed Consolidated Balance Sheets. Receivables for products and services with customers are included in “Accounts Receivable, Net,” contract assets are included in “Other Current Assets” and contract liabilities are included in “Other Current Liabilities” on our Consolidated Balance Sheets.

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

Reclassifications

Certain reclassifications of the financial statements and accompanying footnotes for the three months ended March 31, 2018 have been made to conform to the presentation for the three months ended March 31, 2019. See “Note 2 – New Accounting Pronouncements” for additional details regarding accounting changes impacting the Condensed Consolidated Financial Statements.

2. New Accounting Pronouncements

Accounting Changes

Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) issued by the Financial Accounting Standards Board (“FASB”) in February 2016 and the series of related updates that followed (collectively referred to as “Topic 842”), which requires a lessee to recognize a ROU lease asset and lease liability for all qualifying leases with terms longer than twelve months on the balance sheet, including those classified as operating leases under previously existing U.S. GAAP. The ASU also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors.

Topic 842, and all the related amendments, was effective for us beginning January 1, 2019. We have elected to adopt Topic 842 using the modified retrospective approach. As such, comparative financial information for prior periods has not been restated and continues to be reported under the previous accounting guidance for those periods. We did not elect the hindsight practical expedient. See “Note 8 – Leases” for additional lease information and practical expedients elected.

The impact of Topic 842 on our consolidated balance sheet beginning January 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases (previously referred to as capital leases) remained substantially unchanged. Amounts recognized at January 1, 2019 for operating leases were as follows:

(Dollars in millions)	Balance at January 1, 2019
Assets and Liabilities:
Other Non-Current Assets	$288
Other Current Liabilities	92
Other Non-Current Liabilities	219

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. We adopted this standard in the first quarter of 2019 and an election was not made to reclassify the income tax effects of the Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income to retained earnings.

In July 2017, the FASB issued ASU 2017-11, Part I Accounting for Certain Financial Instruments with Down Round Features, which amends the accounting for certain equity-linked financial instruments and states a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. For an equity-linked financial instrument no longer accounted for as a liability at fair value, the amendments require a down round to be treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. We adopted this standard in the first quarter of 2019 on a retrospective basis. Adoption of the ASU did not have a significant impact on our Consolidated Financial Statements.

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

3.  Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first three months of 2019, we sold accounts receivable of $84 million and recognized a loss of $0.6 million on these sales. We received cash proceeds totaling $81 million. In the first three months of 2018, we sold accounts receivable of $96 million and recognized a loss of $0.6 million. We received cash proceeds totaling $93 million. Our factoring transactions in the first three months of 2019 and 2018 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

4.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	March 31, 2019	December 31, 2018
Raw materials, components and supplies	$141	$131
Work in process	57	47
Finished goods	852	847
	$1,050	$1,025

5.  Business Combinations and Divestitures

Acquisitions

In the first quarter of 2019, we made no acquisitions of businesses.

In the first quarter of 2018, we acquired the remaining 50% equity interest in our Qatari joint venture that we previously accounted for as an equity method investment and consolidated the entity. The joint venture was established in 2008 to provide energy related services required for the drilling and completion of oil and gas wells at onshore and offshore locations within the State of Qatar. The total consideration to purchase the remaining equity interest was $87 million, which is comprised of a cash consideration of $72 million and an estimated contingent consideration of $15 million related to services the Qatari entity will render under new contracts. Of the $72 million in cash consideration, $48 million was paid in accordance with closing terms through the joint venture, with the remaining payment of $24 million to be paid two years from closing, in 2020. As a result of this step acquisition transaction with a change in control, we remeasured our previously held equity investment to fair value and recognized a $12 million gain. The Level 3 fair value of the acquisition was determined using an income approach.

Divestitures

In the first quarter of 2019, we completed the final closings in a series of closings pursuant to the purchase and sale agreements (“Agreements”) entered into with ADES International Holding Ltd. (“ADES”). We entered into the Agreements in July of 2018 to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia, as well as two idle land rigs in Iraq, for an aggregate purchase price of $287.5 million. We received gross proceeds of $72 million in the first quarter of 2019. The ADES sale was subject to regulatory approvals, consents and other customary closing conditions, including potential adjustments based on working capital, net cash, loss or destruction of rigs and drilling contract backlog. The $11 million ADES advance of the purchase price held in escrow as of December 31, 2018 was released in the first quarter of 2019 as a credit towards the purchase price. The loss on the sale of land drilling rigs operations recognized in the first quarter of 2019 was $6 million. The net carrying amount of assets and liabilities sold in the first quarter of 2019 totaled $66 million and primarily included PP&E.

The Agreements divest a majority of our land drilling rig operations. We continue to pursue options to sell all of our remaining rig assets.

In the first quarter of 2018, we completed the sale of our continuous sucker rod service business in Canada for a purchase price of $25 million and recognized a gain of $2 million. The carrying amounts of the major classes of assets divested total $23 million and included PP&E, allocated goodwill and inventory.

Held for Sale

At March 31, 2019, assets qualifying as held for sale totaled $170 million and consist of PP&E and other net assets of $147 million, allocated goodwill of $3 million, and inventory of $20 million. Liabilities held for sale totaled $11 million at March 31, 2019. These amounts primarily consist of our surface data logging and laboratory services business and our remaining land drilling rigs operations held for sale.

In December of 2018, we agreed to sell our surface data logging business to Excellence Logging for $50 million in total consideration, subject to customary post-closing working capital adjustments. On April 30, 2019, we completed the sale of our surface data logging business. See “Note 20 – Subsequent Events” for additional details.

In October of 2018, we agreed to sell our Reservoir Solutions business, also known as our laboratory services business to an affiliate of CSL Capital Management, L.P., for an initial aggregate purchase price of $205 million in cash, subject to escrow release and customary post-closing working capital adjustments. On April 30, 2019, we completed the sale of our laboratory services business. See “Note 20 – Subsequent Events” for additional details.

At December 31, 2018, assets qualifying as held for sale totaled $265 million and liabilities held for sale totaled $17 million . These amounts primarily consist of our surface data logging and laboratory services business and our remaining land drilling rigs operations held for sale.

6.  Goodwill

For the first quarter ended March 31, 2019, our interim goodwill impairment tests indicated that goodwill for our North America reporting unit was impaired and as a result we incurred a goodwill impairment charge of $229 million. The impairment indicators during the quarter was a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and forecasted growth in North America. Our cumulative impairment loss for goodwill was $2.9 billion at March 31, 2019. The changes in the carrying amount of goodwill by reporting segment at March 31, 2019, are presented in the following table.

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2018	$494	$219	$713
Impairment	(229)	—	(229)
Reclassification from held for sale	4	—	4
Foreign currency translation adjustments	12	4	16
Balance at March 31, 2019	$281	$223	$504

7. Restructuring and Transformation Charges

Due to the highly competitive nature of our business and the continuing losses we incurred over the last few years, we continue to reduce our overall cost structure and workforce to better align our business with current activity levels. The ongoing transformation plan, which began in 2018 and is expected to extend significantly beyond the originally planned year-end 2019 target (the “Transformation Plan”), includes a workforce reduction, organization restructure, facility consolidations and other cost reduction measures and efficiency initiatives across our geographic regions.

The cost reduction plan which began in 2016 and continued throughout 2017 (the “2016-17 and 2016 Plan”), included a workforce reduction and other cost reduction measures initiated across our geographic regions due to the ongoing low levels of exploration and production spending. This plan was initiated to reduce our overall cost structure and workforce to better align with current activity levels of exploration and production.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $20 million in the first quarter of 2019, which include severance charges of $2 million, other restructuring charges of $14 million and restructuring related asset charges of $4 million. In the first quarter of 2018 we recognized restructuring charges of $25 million, which included severance charges of $11 million and other restructuring charges of $14 million. Other restructuring charges in both periods included contract termination costs, relocation and other associated costs.

The following tables present the components of restructuring charges by segment for the first quarter of 2019 and 2018.

	Three Months Ended March 31, 2019
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$1	$4	$5
Eastern Hemisphere	1	4	5
Corporate	—	10	10
Total	$2	$18	$20

	Three Months Ended March 31, 2018
			Total
(Dollars in millions)	Severance	Other	Severance and
2016-17 Plan	Charges	Charges	Other Charges
Western Hemisphere	$4	$—	$4
Eastern Hemisphere	4	5	9
Corporate	3	9	12
Total	$11	$14	$25

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to liabilities accrued as part of the 2016-17 and 2016 Plans that will be paid pursuant to the respective arrangements and statutory requirements.

	At March 31, 2019
	Transformation Plan		2016-17 and 2016 Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
Western Hemisphere	$4	$1	$2	$2	$9
Eastern Hemisphere	6	—	1	2	9
Corporate	—	6	3	—	9
Total	$10	$7	$6	$4	$27
The following table presents the restructuring liability activity for the first three months of 2019. In the first quarter of 2019, we reclassified $12 million of restructuring cease-use liability to the initial ROU asset in accordance with the adoption of Topic 842.

		Three Months Ended March 31, 2019
(Dollars in millions)	Accrued Balance at December 31, 2018	Charges	Cash Payments	Other	Accrued Balance at March 31, 2019
Transformation Plan
Severance liability	$18	$2	$(10)	$—	$10
Other restructuring liability	16	$14	$(22)	$(1)	$7

2016-17 and Prior Plans
Severance liability	6	—	(1)	1	6
Other restructuring liability	19	—	(1)	(14)	4
Total severance and other restructuring liability	$59	$16	$(34)	$(14)	$27

8. Leases

We lease certain facilities, land, vehicles, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet (including short-term sale leaseback transactions); we recognize lease expense for these leases on a straight-line basis over the lease term. We have one contract currently with a residual value guarantee of less than $20 million.

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. We determine if an arrangement is classified as a lease at inception of the arrangement. As most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate, together with the lease term information available at commencement date of the lease, in determining the present value of lease payments, which is updated on a quarterly basis. For adoption of Topic 842 we used the December 31, 2018 incremental borrowing rate, for operating leases that commenced prior to December 31, 2018. We have data center lease agreements with lease and non-lease components which are accounted for separately, while for the remainder of our agreements we have elected the practical expedient to account for lease and non-lease components as a single lease component. For certain equipment leases, such as copiers and vehicles, we account for the leases under a portfolio method. Operating lease payments include related options to extend or terminate lease terms that are reasonably certain of being exercised.

The unmanned equipment that we lease to customers as operating leases consists primarily of drilling rental tools and artificial lift pumping equipment. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. See “Note 16 – Revenues” for additional details on our equipment rental revenues.

Finance leases are recorded net of accumulated amortization of $46 million as of March 31, 2019.

(Dollars in millions)	Classification	March 31, 2019
Balance Sheet Components:
Assets
Operating	Other Non-Current Assets	$281
Finance	Property Plant and Equipment, Net	57
Total leased assets		$338

Liabilities
Current
Operating	Other Current Liabilities	$90
Finance	Short-term Borrowings and Current Portion of Long-term Debt	7

Non-Current
Operating	Other Non-Current Liabilities	212
Finance	Long-term Debt	66
Total lease liabilities		$375

(Dollars in millions)	Three Months Ended March 31, 2019
Lease Expense Components:
Operating lease expense	$30
Short-term and variable lease expense	20
Finance lease expense: Amortization of ROU assets and interest on lease liabilities	3
Sublease income	(2)
Total lease expense	$51

	Operating	Finance
(Dollars in millions)	Leases	Leases
Maturity of Lease Liabilities as of March 31, 2019:
2019	$98	$8
2020	87	11
2021	68	11
2022	44	11
2023	27	11
After 2023	172	38
Total Lease Payments	496	90
Less: Interest	194	17
Present Value of Lease Liabilities	$302	$73

(Dollars in millions except years and percentages)	Three Months Ended March 31, 2019
Other Supplemental Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$32
Operating cash outflows from finance leases	$1
Financing cash outflows from finance leases	$2

ROU assets obtained in exchange of new operating lease liabilities	$19
Losses on sale and leaseback transactions (short-term)	$36

Weighted-average remaining lease term (years)
Operating leases	6.7
Finance leases	7.9

Weighted-average discount rate (percentages)
Operating leases	13.1%
Finance leases	5.6%

9.  Short-Term Borrowings and Other Debt Obligations

(Dollars in millions)	March 31, 2019	December 31, 2018
364-Day Credit Agreement	$317	$317
A&R Credit Agreement	230	—
Other Short-term Loans	7	9
Current Portion of Long-term Debt	58	57
Short-term Borrowings and Current Portion of Long-term Debt	$612	$383

Revolving Credit Agreements and Term Loan Agreement

At March 31, 2019, we have two revolving credit agreements with total commitments of $846 million, comprised of an unsecured senior revolving credit agreement (the “A&R Credit Agreement”) in the amount of $529 million, and a Secured Second Lien 364-Day Revolving Credit Agreement (the “364-Day Credit Agreement” and, together with the A&R Credit Agreement, the “Revolving Credit Agreements”) in the amount of $317 million. At March 31, 2019, we have principal borrowings of $298 million under the Term Loan Agreement. We collectively refer to our Revolving Credit Agreements and Term Loan Agreement as the “Credit Agreements.” See “Note 20 – Subsequent Events” for additional details regarding the proposed RSA, the DIP Facilities and the expected capital restructuring transaction.

Under the terms of the A&R Credit Agreement, commitments of $226 million from non-extending lenders will mature on July 12, 2019 and commitments of $303 million from extending lenders will mature on July 13, 2020.

At March 31, 2019, we had total borrowing availability of $93 million available under our Credit Agreements. The following tables summarizes borrowing capacity utilization and availability of our Credit Agreements:

(Dollars in millions)	March 31, 2019
Facilities	$1,144
Less uses of facilities:
364-Day Credit Agreement	317
A&R Credit Agreement	230
Letters of Credit	206
Term Loan Agreement Principal Borrowing	298
Borrowing Availability	$93

Loans under the Credit Agreements are subject to varying interest rates based on whether the loan is a Eurodollar or alternate base rate loan. We also incur a quarterly facility fee on the amount of the A&R Credit Agreement. For the three months ended March 31, 2019, the interest rate for the A&R Credit Agreement was LIBOR plus a margin rate of 2.68% for extending lenders and LIBOR plus a margin rate of 1.93% for non-extending lenders. For the three months ended March 31, 2019, the interest rate for borrowings under our Term Loan Agreement and 364-Day Credit Agreement were LIBOR plus a margin rate of 1.43% and LIBOR plus a margin rate of 2.18%, respectively.

Our Credit Agreements contain customary events of default, including in the event of our failure to comply with our financial covenants. We must also maintain a leverage ratio of no greater than 2.5 to 1, a leverage and letters of credit ratio of no greater than 3.5 to 1, an asset coverage ratio of at least 4.0 to 1 and a current asset coverage ratio of at least 1.5 to 1, in each case with the terms and definitions for the ratios as provided in the Credit Agreements. We must maintain a current asset coverage ratio of at least 2.1 to 1. The Term Loan Agreement and 364-Day Credit Agreement require us to pledge assets as collateral in order to borrow under the credit facility. As of March 31, 2019, we were in compliance with these financial covenants.

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

Other Short-term Borrowings and Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At March 31, 2019, we had $7 million in short-term borrowings under these arrangements. In addition, we had $271 million of letters of credit under various uncommitted facilities and $206 million of letters of credit under the A&R Credit Agreement. At March 31, 2019, we have cash collateralized $98 million of our letters of credit, which is included “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets.

Fair Value of Short and Long-term Borrowings

The carrying value of our short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued and will be less than the carrying value when the market rate is greater than the interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets. The discussion on fair value is continued at “Note 10 – Fair Value of Financial Instruments, Assets and Other Assets.” The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	March 31, 2019	December 31, 2018
Fair Value	$5,310	$4,455
Carrying Value	7,295	7,285

10.  Fair Value of Financial Instruments, Assets and Other Assets

Financial Instruments and Other Assets Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 11 – Derivative Instruments” and held for sale assets and liabilities described in “Note 5 – Business Combinations and Divestitures,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

Fair Value of Other Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, held-to-maturity investments, short-term borrowings and long-term debt. The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy. The fair value of our short-term and long-term borrowings are discussed in “Note 9 – Short-term Borrowings and Other Debt Obligations.”

As of March 31, 2019 and December 31, 2018, we have $50 million of held-to-maturity Angolan government bonds maturing in 2020. The carrying value of $50 million in both periods approximate their fair value as of March 31, 2019 and December 31, 2018. We assess whether an other-than-temporary impairment loss on the investment has occurred due to a decline in fair value or other market conditions. If the fair value of the security is below amortized cost and it is more likely than not that we will not be able to recover its amortized cost basis before its stated maturity, we will record an other-than-temporary impairment charge in the Consolidated Statements of Operations.

Non-recurring Fair Value Measurements - Impairments

In the first quarter of 2019, our interim goodwill impairment tests indicated that our goodwill was impaired and as a result one of our reporting units was written down to its estimated fair value. The Level 3 fair values of our reporting units were determined using a combination of the income and market approach. The unobservable inputs to the income approach included each reporting unit’s estimated future cash flows and estimates of discount rates commensurate with the reporting unit’s risks. The market approach considered market multiples of comparable publicly traded companies to estimate fair value as a multiple of each reporting unit’s actual and forecasted earnings.

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

Warrant

During the fourth quarter of 2016, in conjunction with the issuance of 84.5 million ordinary shares, we issued a warrant that gives the holder the option to acquire an additional 84.5 million ordinary shares. The exercise price on the warrant is $6.43 per share and is exercisable any time prior to May 21, 2019. The warrant is carried at fair value on the Condensed Consolidated Balance Sheets and changes in the fair value are reported through earnings. The warrant participates in dividends and other distributions as if the shares subject to the warrants were outstanding. In addition, the warrant permits early redemption due to a change in control.

The warrant fair value is considered a Level 2 valuation and is estimated using the Black Scholes valuation model. Inputs to the model include Weatherford’s share price, volatility of our share price, and the risk-free interest rate. The fair value of the warrant was zero at March 31, 2019 and December 31, 2018. We recognized an insignificant amount of unrealized gain in the first quarter of 2019 and unrealized gain of $46 million for the first quarter of 2018 with changes in fair value of the warrants recorded each period in “Warrant Fair Value Adjustment” on the accompanying Condensed Consolidated Statements of Operations. The insignificant change in fair value of the warrant during the first three months of 2019 was due to the short remaining time to maturity, low stock price, and the elimination of warrant share value associated with any future equity issuance.

Foreign Currency Forward Contracts

At March 31, 2019 and December 31, 2018, we had an estimated net current liability for the fair value of our outstanding foreign currency forward contracts of $1 million and $4 million, respectively, with notional amounts aggregating to $519 million and $435 million, respectively. These foreign currency forward contracts are not designated as hedges under ASU 2014-03, Derivatives and Hedging (Topic 815), and their notional amounts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

The changes in fair value of the contracts are recorded each period in “Other Expense, Net” on the accompanying Condensed Consolidated Statements of Operations. For the quarter ended March 31, 2019 and March 31, 2018, we had a gain on the foreign currency forward contracts of $5 million and a gain of foreign currency forward contracts of $1 million, respectively.

Other Derivative Instruments

We may use interest rate swaps to help mitigate our exposures related to changes in the fair values of fixed-rate debt and to mitigate our exposure to variability in forecasted cash flows due to changes in interest rates. As of March 31, 2019, we did not have any fair value or cash flow hedges designated under ASU 2014-03. In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss is being amortized from “Accumulated Other Comprehensive Loss” to interest expense over the remaining term of the debt. See “Note 13 – Shareholders' (Deficiency) Equity” for additional information.

12. Disputes, Litigation and Contingencies

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

On October 14, 2015, Packers Plus and RC filed suit in Federal Court in Toronto, Canada against the Company and certain subsidiaries alleging infringement of a related Canadian patent and seeking unspecified damages and an accounting of the Company’s profits. Trial on the validity of the Canadian patent was completed in March 2017. On November 3, 2017, the Federal Court issued its decision, wherein it concluded that the defendants proved that the patent-in-suit was invalid and dismissed Packers Plus and RC’s claims of infringement. On January 5, 2018, Packers Plus and RC filed their Notice of Appeal. The Company filed its responsive brief in June 2018. The hearing of the appeal took place on February 6, 2019, and on April 24, 2019, the appeal was dismissed in favor of Weatherford.

At this time, we believe it is unlikely that we will incur a loss related to the patent infringement matters, and therefore we have not accrued any loss provisions related to these matters. If one or more negative outcomes were to occur in any case, the impact to our financial position, results of operations, or cash flows could be material.

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 were $32 million and $29 million, respectively.

Other Contingencies

We have minimum purchase commitments related to a supply contract and maintain a liability at March 31, 2019 for expected penalties to be paid of $24 million in “Other Current Liabilities” on our Condensed Consolidated Balance Sheets. Our minimum obligation for these commitments at December 31, 2018 was $46 million, of which $22 million was recorded in “Other Current Liabilities” and $24 million was recorded in “Other Non-Current Liabilities” on our Condensed Consolidated Balance Sheets.

13.  Shareholders’ (Deficiency) Equity

The following summarizes our shareholders’ equity activity for the first quarter of 2019 and 2018:

(Dollars in millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Deficiency
Balance at December 31, 2017	$1	$6,655	$(5,763)	$(1,519)	$55	$(571)
Net Income (Loss)	—	—	(245)	—	3	(242)
Other Comprehensive Income	—	—	—	5	—	5
Dividends Paid to Noncontrolling Interests	—	—	—	—	(4)	(4)
Equity Awards Granted, Vested and Exercised	—	17	—	—	—	17
Adoption of Intra-Entity Transfers of Assets Other Than Inventory and Revenue from Contracts with Customers	—	—	(97)	—	—	(97)
Other	—	4	—	—	(10)	(6)
Balance at March 31, 2018	$1	$6,676	$(6,105)	$(1,514)	$44	$(898)

Balance at December 31, 2018	$1	$6,711	$(8,671)	$(1,746)	$39	$(3,666)
Net Income (Loss)	—	—	(481)	—	4	(477)
Other Comprehensive Income	—	—	—	33	—	33
Dividends Paid to Noncontrolling Interests	—	—	—	—	(5)	(5)
Equity Awards Granted, Vested and Exercised	—	8	—	—	—	8
Other	—	—	—	—	1	1
Balance at March 31, 2019	$1	$6,719	$(9,152)	$(1,713)	$39	$(4,106)

The following table presents the changes in our accumulated other comprehensive loss by component for the first quarter of 2019 and 2018:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2017	$(1,484)	$(26)	$(9)	$(1,519)

Other Comprehensive Income before Reclassifications	5	—	—	5
Net activity	5	—	—	5

Balance at March 31, 2018	$(1,479)	$(26)	$(9)	$(1,514)

Balance at December 31, 2018	$(1,724)	$(14)	$(8)	$(1,746)

Other Comprehensive Income before Reclassifications	33	—	—	33
Net activity	33	—	—	33

Balance at March 31, 2019	$(1,691)	$(14)	$(8)	$(1,713)

14. Share-Based Compensation

We recognized the following employee share-based compensation expense during the first quarter of 2019 and 2018:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Share-based compensation	$8	$13
Related tax benefit	—	—

During the first quarter of 2019, we granted 76 thousand restricted share units at a weighted average grant date fair value of $0.90 per share. As of March 31, 2019, there was $28 million of unrecognized compensation expense related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of two years. As of March 31, 2019, there was $9 million of unrecognized compensation expense related to our performance share units. This cost is expected to be recognized over a weighted average period of less than two years.

As a result of our depressed share price we do not have sufficient shares available for issuance under our stock plans. Accordingly, we have converted our long-term incentive compensation program to a cash based program for 2019.

15.  Earnings per Share

Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities and potentially dilutive shares. The following table presents our basic and diluted weighted average shares outstanding for the first quarter of 2019 and 2018:

	Three Months Ended March 31,
(Shares in millions)	2019	2018
Basic and Diluted weighted average shares outstanding	1,003	994

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the first quarter of 2019 and 2018 exclude potential shares for stock options, restricted shares, performance units, exchangeable notes, warrant outstanding and the Employee Stock Purchase Plan as we have net losses for those periods and their inclusion would be anti-dilutive. The following table discloses the number of anti-dilutive shares excluded for the first quarter of 2019 and 2018:

	Three Months Ended March 31,
(Shares in millions)	2019	2018
Anti-dilutive potential shares due to net loss	250	250

16. Revenues

Revenue by Product Line and Geographic Region

The following tables disaggregate our product and service revenues from contracts with customers by major product line and geographic region for the first quarter ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues Excluding Rental Revenues
Product Lines:
Production	$295	$96	$391
Completions	133	172	305
Drilling and Evaluation	142	184	326
Well Construction	99	147	246
Total	$669	$599	$1,268

	Three Months Ended March 31, 2018
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues Excluding Rental Revenues
Product Lines:
Production	$286	$95	$381
Completions	157	136	293
Drilling and Evaluation	156	194	350
Well Construction	101	216	317
Total	$700	$641	$1,341

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Geographic Areas:
United States	$329	$345
Latin America	258	226
Canada	82	129
Western Hemisphere	669	700

Middle East & North Africa	308	362
Europe/Sub-Sahara Africa/Russia	216	214
Asia	75	65
Eastern Hemisphere	599	641

Total Product and Service Revenue before Rental Revenues	1,268	1,341
Equipment Rental Revenues	78	82
Total Revenues	$1,346	$1,423

The unmanned equipment that we lease to customers as operating leases consist primarily of drilling rental tools and artificial lift pumping equipment. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts.

Contract Balances

The following table provides information about receivables for product and services included in “Accounts Receivable, Net” at March 31, 2019 and December 31, 2018, respectively.

(Dollars in millions)	March 31, 2019	December 31, 2018
Receivables for Product and Services in Accounts Receivable, Net	$1,067	$1,051

Significant changes in the contract assets and liabilities balances during the period are as follows:

(Dollars in millions)	Contract Assets	Contract Liabilities
Balance at December 31, 2018	$4	$64
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	—	(83)
Increase due to cash received, excluding amount recognized as revenue during the period	—	75
Increase due to revenue recognized during the period but contingent on future performance	10	—
Transferred to receivables from contract assets recognized at the beginning of the period	(2)	—
Changes as a result of adjustments due to changes in estimates or contract modifications	—	3
Balance at March 31, 2019	$12	$59

In the following table, estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of March 31, 2019 primarily relate to subsea services and an artificial lift contract. All consideration from contracts with customers is included in the amounts presented in the following table.

(Dollars in millions)	2019	2020	2021	2022	Thereafter	Total
Service Revenue	$57	$33	$18	$18	$19	$145

17. Income Taxes

We have determined that because small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for determining the quarterly provision for income taxes. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. In the first quarter of 2019, we had a tax expense of $12 million on a loss before income taxes of $465 million compared to the first quarter of 2018 tax expense of $32 million on a loss before income taxes of $210 million. Our results for the first quarter of 2019 include an $8 million tax benefit principally related to the $229 million goodwill impairment. The other asset write-downs and other charges, including $49 million in asset write-downs and other charges and $20 million in restructuring charges resulted in no significant tax benefit. The tax expense for the first quarter of 2019 and 2018 also includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

We are routinely under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $16 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

18. Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Annual Report on Form 10-K.

	Three Months Ended March 31, 2019
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$726	$9	$48
Eastern Hemisphere	620	20	72
	1,346	29	120
Corporate General and Administrative		(32)	3
Goodwill Impairment		(229)
Restructuring and Transformation Charges		(20)
Asset Write-Downs and Other (a)		(49)
Total	$1,346	$(301)	$123

(a)	Includes the loss on disposition of assets and businesses, other fees and asset write-downs, partially offset by a reduction of a contingency reserve on a legacy contract.

	Three Months Ended March 31, 2018
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$756	$24	$60
Eastern Hemisphere	667	16	86
	1,423	40	146
Corporate General and Administrative		(36)	1
Restructuring and Transformation Charges		(25)
Asset Write-Downs and Other (b)		(18)
Total	$1,423	$(39)	$147

(b)	Includes asset write-downs and inventory charges, partially offset by a gain on purchase of a joint venture remaining interest.

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

The 6.80% senior notes due 2037 and 9.875% senior notes due 2025 of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2019 and December 31, 2018.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2019 and December 31, 2018: (1) A&R Credit Agreement, (2) Term Loan Agreement, (3) 364-Day Credit Agreement, (4) 6.50% senior notes due 2036, (5) 7.00% senior notes due 2038, (6) 9.875% senior notes due 2039, (7) 5.125% senior notes due 2020, (8) 6.75% senior notes due 2040, (9) 4.50% senior notes due 2022, (10) 5.95% senior notes due 2042, (11) 5.875% exchangeable senior notes due 2021, (12) 7.75% senior notes due 2021, (13) 8.25% senior notes due 2023 and (14) 9.875% senior notes due 2024.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended March 31, 2019
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,346	$—	$1,346
Costs and Expenses	(9)	—	—	(1,638)	—	(1,647)
Operating Income (Loss)	(9)	—	—	(292)	—	(301)

Other Income (Expense):
Interest Expense, Net	—	(143)	(25)	7	6	(155)
Intercompany Charges, Net	—	1	(4)	(42)	45	—
Equity in Subsidiary Income (Loss)	(472)	(161)	(186)	—	819	—
Other, Net	—	4	(1)	(12)	—	(9)
Income (Loss) Before Income Taxes	(481)	(299)	(216)	(339)	870	(465)
(Provision) Benefit for Income Taxes	—	—	—	(12)	—	(12)
Net Income (Loss)	(481)	(299)	(216)	(351)	870	(477)
Noncontrolling Interests	—	—	—	4	—	4
Net Income (Loss) Attributable to Weatherford	$(481)	$(299)	$(216)	$(355)	$870	$(481)
Comprehensive Income (Loss) Attributable to Weatherford	$(448)	$(305)	$(218)	$(322)	$845	$(448)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended March 31, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,423	$—	$1,423
Costs and Expenses	2	—	—	(1,464)	—	(1,462)
Operating Income (Loss)	2	—	—	(41)	—	(39)

Other Income (Expense):
Interest Expense, Net	—	(144)	(14)	4	5	(149)
Intercompany Charges, Net	(18)	(3)	11	(594)	604	—
Equity in Subsidiary Income	(275)	(350)	(133)	—	758	—
Other, Net	46	90	122	(157)	(123)	(22)
Income (Loss) Before Income Taxes	(245)	(407)	(14)	(788)	1,244	(210)
(Provision) Benefit for Income Taxes	—	—	—	(32)	—	(32)
Net Income (Loss)	(245)	(407)	(14)	(820)	1,244	(242)
Noncontrolling Interests	—	—	—	3	—	3
Net Income (Loss) Attributable to Weatherford	$(245)	$(407)	$(14)	$(823)	$1,244	$(245)
Comprehensive Income (Loss) Attributable to Weatherford	$(240)	$(401)	$(2)	$(818)	$1,221	$(240)

Condensed Consolidating Balance Sheet
March 31, 2019
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$244	$—	$354	$—	$598
Other Current Assets	4	—	485	2,842	(523)	2,808
Total Current Assets	4	244	485	3,196	(523)	3,406

Equity Investments in Affiliates	(4,126)	7,370	6,907	407	(10,558)	—
Intercompany Receivables, Net	—	204	—	2,875	(3,079)	—
Other Assets	—	11	135	2,967	—	3,113
Total Assets	$(4,122)	$7,829	$7,527	$9,445	$(14,160)	$6,519

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$599	$—	$13	$—	$612
Accounts Payable and Other Current Liabilities	13	140	—	2,262	(523)	1,892
Total Current Liabilities	13	739	—	2,275	(523)	2,504

Long-term Debt	—	6,634	782	128	62	7,606
Intercompany Payables, Net	10	—	3,069	—	(3,079)	—
Other Long-term Liabilities	—	7	—	516	(8)	515
Total Liabilities	23	7,380	3,851	2,919	(3,548)	10,625

Weatherford Shareholders’ (Deficiency) Equity	(4,145)	449	3,676	6,487	(10,612)	(4,145)
Noncontrolling Interests	—	—	—	39	—	39
Total Liabilities and Shareholders’ (Deficiency) Equity	$(4,122)	$7,829	$7,527	$9,445	$(14,160)	$6,519

Condensed Consolidating Balance Sheet
December 31, 2018

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$284	$—	$318	$—	$602
Other Current Assets	1	—	654	2,887	(694)	2,848
Total Current Assets	1	284	654	3,205	(694)	3,450

Equity Investments in Affiliates	(3,694)	7,531	7,203	354	(11,394)	—
Intercompany Receivables, Net	—	103	—	2,966	(3,069)	—
Other Assets	—	15	4	3,132	—	3,151
Total Assets	$(3,693)	$7,933	$7,861	$9,657	$(15,157)	$6,601

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$373	$—	$10	$—	$383
Accounts Payable and Other Current Liabilities	9	174	—	2,428	(694)	1,917
Total Current Liabilities	9	547	—	2,438	(694)	2,300

Long-term Debt	—	6,632	775	130	68	7,605
Intercompany Payables, Net	3	—	3,066	—	(3,069)	—
Other Long-term Liabilities	—	7	—	362	(7)	362
Total Liabilities	12	7,186	3,841	2,930	(3,702)	10,267

Weatherford Shareholders’ (Deficiency) Equity	(3,705)	747	4,020	6,688	(11,455)	(3,705)
Noncontrolling Interests	—	—	—	39	—	39
Total Liabilities and Shareholders’ (Deficiency) Equity	$(3,693)	$7,933	$7,861	$9,657	$(15,157)	$6,601

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(481)	$(299)	$(216)	$(351)	$870	$(477)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	(1)	4	42	(45)	—
Equity in (Earnings) Loss of Affiliates	472	161	186	—	(819)	—
Other Adjustments	10	(117)	(63)	404	(6)	228
Net Cash Provided (Used) by Operating Activities	1	(256)	(89)	95	—	(249)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(58)	—	(58)
Capital Expenditures for Assets Held for Sale	—	—	—	(1)	—	(1)
Acquisition of Intellectual Property	—	—	—	(5)	—	(5)
Proceeds from Sale of Assets	—	—	—	26	—	26
Proceeds from Sale of Businesses and Equity Investment, Net	—	—	—	74	—	74
Net Cash Provided (Used) by Investing Activities	—	—	—	36	—	36
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	225	—	3	—	228
Borrowings (Repayments) Long-term Debt, Net	—	(13)	—	(2)	—	(15)
Borrowings (Repayments) Between Subsidiaries, Net	(1)	4	89	(92)	—	—
Other, Net	—	—	—	(5)	—	(5)
Net Cash Provided (Used) by Financing Activities	(1)	216	89	(96)	—	208
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	1	—	1
Net Increase (Decrease) in Cash and Cash Equivalents	—	(40)	—	36	—	(4)
Cash and Cash Equivalents at Beginning of Period	—	284	—	318	—	602
Cash and Cash Equivalents at End of Period	$—	$244	$—	$354	$—	$598

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(245)	$(407)	$(14)	$(820)	$1,244	$(242)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	18	3	(11)	594	(604)	—
Equity in (Earnings) Loss of Affiliates	275	350	133	—	(758)	—
Other Adjustments	(10)	467	(872)	354	118	57
Net Cash Provided (Used) by Operating Activities	38	413	(764)	128	—	(185)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(29)	—	(29)
Capital Expenditures for Assets Held for Sale	—	—	—	(9)	—	(9)
Acquisition of Business, Net of Cash Acquired	—	—	—	4	—	4
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets	—	—	—	12	—	12
Proceeds from Sale of Businesses, Net	—	—	—	25	—	25
Net Cash Provided (Used) by Investing Activities	—	—	—	—	—	—
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(47)	—	(7)	—	(54)
Borrowings (Repayments) Long-term Debt, Net	—	(438)	588	(2)	—	148
Borrowings (Repayments) Between Subsidiaries, Net	(38)	(17)	176	(121)	—	—
Other, Net	—	—	—	(40)	—	(40)
Net Cash Provided (Used) by Financing Activities	(38)	(502)	764	(170)	—	54
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(23)	—	(23)
Net Increase (Decrease) in Cash and Cash Equivalents	—	(89)	—	(65)	—	(154)
Cash and Cash Equivalents at Beginning of Period	—	195	—	418	—	613
Cash and Cash Equivalents at End of Period	$—	$106	$—	$353	$—	$459

20. Subsequent Events

Disposition of Businesses

On April 30, 2019, we completed the sale of our laboratory services business to Oil & Gas Labs, LLC, an affiliate of CSL Capital Management, L.P., for an aggregate purchase price of $206 million in cash, subject to escrow release and customary post-closing working capital adjustments. The business disposition included our laboratory and geological analysis business, including the transfer of substantially all employees, personnel and associated contracts related to the business.

On April 30, 2019, we completed the sale of our surface data logging business to Excellence Logging for $50 million in total consideration, subject to customary post-closing working capital adjustments. The business disposition included our surface data logging equipment, technology and associated contracts related to the business.

Restructuring Support Agreement

As a result of the substantial doubt about our ability to continue as a going concern we no longer have access to the remainder of our borrowing availability under our Revolving Credit Agreements.

Weatherford Ireland, Weatherford Bermuda and Weatherford Delaware (collectively, the “Weatherford RSA Parties,” or “Debtors”) expect to enter into a RSA with the majority of holders of our unsecured notes (the “Consenting Noteholders”). The potential parties to the RSA expect to agree to the principal terms of a proposed capital financial restructuring (the “Transaction”) of the Company. The Transaction is contemplated to be implemented through cases to be commenced by the Weatherford RSA Parties under Title 11 of the United States Code and an examinership proceeding to be commenced by Weatherford Ireland under the laws of Ireland (collectively, the “Cases”).

The proposed RSA contemplates a comprehensive deleveraging of our balance sheet and an approximately $5.85 billion reduction of our funded debt. Specifically, the RSA is expected to provide, in pertinent part, as follows:

•
Our existing unsecured notes will be cancelled and exchanged for (a) 99% of the common stock of the reorganized Company (the “New Common Stock”) and (b) $1.25 billion of new tranche B senior unsecured notes to be issued by the reorganized Company with a seven-year maturity. Holders of the Company’s unsecured notes shall have the option to convert up to $500 million of the tranche B unsecured notes to New Common Stock at the mid-point of plan equity value. The tranche B unsecured notes will be pari passu with the tranche A senior unsecured notes described below.

•	Our existing secured funded debt and unsecured revolving credit facility debt will be repaid in full in cash in connection with the Transaction.

•	All trade claims against the Company (whether arising prior to or after the commencement of the Cases) will be paid in full in the ordinary course of business.

•	Our existing equity will be cancelled and exchanged for (a) 1% of the New Common Stock, and (b) three-year warrants to purchase 10% of the New Common Stock.

•
Our DIP Facilities will be repaid or refinanced in full upon completion of the Transaction through the Company’s (a) entry into a first lien exit revolving credit facility in the principal amount of up to $1.0 billion and (b) issuance of up to $1.25 billion of new tranche A senior unsecured notes with a five-year maturity, which notes issuance will be fully backstopped by the Consenting Noteholders.

The proposed RSA contemplates that the Weatherford RSA Parties will enter into two DIP Facilities to provide liquidity for the Cases. The DIP Facilities are expected to consist of (a) a debtor-in-possession revolving credit facility in the principal amount of up to $750 million provided by banks or other lenders and (b) a debtor-in-possession term loan facility in the amount of up to $1.0 billion, which will be fully backstopped by the Consenting Noteholders. The DIP Facilities are expected to mature on the earlier of (i) the date that is 12 months after the Weatherford RSA Parties’ entry into the DIP Facilities or (ii) the date of completion of the Transaction. While there can be no assurance that we are able to enter into the RSA or the DIP Facilities described above, negotiation of definitive commitments for the RSA and the DIP Facilities is ongoing and is expected to be completed in the near term.

The proposed RSA includes certain milestones for the progress of the Cases, which include the dates by which the Weatherford RSA Parties are required to, among other things, obtain certain court orders and complete the Transaction. In addition, the parties to the proposed RSA will have the right to terminate the RSA (and their support for the Transaction) under certain circumstances, including, in the case of the Weatherford RSA Parties, if the board of directors of any Weatherford RSA Parties determines in good faith that performance under the RSA would be inconsistent with its fiduciary duties. Accordingly, no assurance can be given that the Transaction described in the RSA will be completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Weatherford,” the “Company,” “we,” “us” and “our” refer to Weatherford International plc (“Weatherford Ireland”), a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, please review the section entitled “Forward-Looking Statements” and the section entitled “Part II – Other Information – Item 1A. – Risk Factors.”

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

•
Drilling and Evaluation comprises a suite of services ranging from early well planning to reservoir management. The drilling services offer innovative tools and expert engineering to increase efficiency and maximize reservoir exposure. The evaluation services merge wellsite capabilities including wireline, logging while drilling, and surface logging with laboratory-fluid and core analyses to reduce reservoir uncertainty. On April 30, 2019, we completed the sale of our Reservoir Solutions business, also known as our laboratory services business, and our Surface Data Logging business for aggregate consideration of approximately $256 million.

•
Well Construction builds or rebuilds well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores. We also include our land drilling rig business as part of Well Construction. During 2018, we disposed of our Kuwait and Saudi Arabia land drilling rigs operations. In the first quarter of 2019, we completed the sale of our Algerian land drilling rigs and delivered two idle land drilling rigs from Iraq. We have also committed to plans to divest certain remaining land drilling rigs operations and other business operations for which we believe a sale is probable within the next twelve months.

Financial Results and Overview

As a result of the uncertain oil price environment, weak energy sector conditions in the first quarter of 2019 in North America, primarily in Canada, combined with seasonal and weather related disruptions in the United States, Europe and Russia, as well as project start-up costs and an unfavorable impact from foreign exchange in Argentina, our operational results, working capital and cash flows were negatively impacted. These factors led to lower demand for our products and services, and when coupled with an unfavorable product mix and significantly lower than expected benefits from our transformation, resulted in lower operational results compared to our expectations in the first quarter of 2019.

We generated revenues of $1.3 billion in the first quarter of 2019, a decrease of $77 million, or 5%, compared to the first quarter of 2018. Our revenue decline was predominantly driven by lower activity levels in Canada and the United States, as well as decreased revenues associated with the divested land drilling rigs in the Middle East and North Africa, partially offset by higher revenues from integrated service projects and product sales in Latin America and higher Completions activity in the Eastern Hemisphere. Excluding the impact of revenues from the divested portion of the land drilling rigs business, revenues in the first quarter of 2019 were flat compared to the first quarter of 2018.

Our operating loss was $301 million in the first quarter of 2019, a decrease of $262 million compared to the first quarter of 2018. The decrease was mainly due to a $229 million impairment of our goodwill as well as expenses related to asset dispositions, partially offset by lower overhead charges. Segment operating income was $29 million in the first quarter of 2019, a decrease of $11 million compared to the first quarter of 2018. The decrease was driven by lower activity levels, an unfavorable product mix in Canada and the United States, and start-up costs for projects in Latin America. These declines were partially offset by improved operating results from higher integrated service project activity in Latin America and operational improvements in the Eastern Hemisphere. Excluding the impact of operating results from the divested portion of the land drilling rigs business, segment operating results in the first quarter of 2019 improved $6 million compared to the first quarter of 2018.

Our bond price decline and our share price decline, as well as our Company’s credit ratings, has over time increased the level of uncertainty in our business and has impacted various key stakeholders, including our employees, our customers and suppliers, and our key lenders. This uncertainty has impacted our Company in several ways, including retention of our key personnel, access to credit at suitable terms, working capital and our ability to execute within our targeted timing on our transformation.

The targeted transformation savings of $30 million in the first quarter of 2019 were not achieved, primarily due to higher than anticipated costs associated with rationalizing our manufacturing footprint and market headwinds that negatively impacted the progress of our sales and commercial initiatives during the first quarter of 2019. Additionally, diminished pricing leverage and lack of supply chain savings contributed to slower progress on our transformation targets. While we remain committed to improving our business performance through our transformation strategy, which is designed to improve our execution capabilities and lower our cost structure, we expect that the achievement of our transformation target of $1 billion in incremental adjusted earnings before interest, taxes and depreciation compared to 2017 will take significantly longer than the original year-end 2019 target date.

In the first quarter of 2019, cash used in operating activities was $249 million and as of March 31, 2019, our total borrowing availability was $93 million available under our Credit Agreements. Cash used in operating activities in the first quarter of 2019 was driven by working capital needs, cash payments for debt interest, and transformation and restructuring costs. Customer collections slowed meaningfully, vendor credit limits were lowered and some payment terms were shortened.

Opportunities and Challenges

While our industry offers many opportunities, there were significant challenges that materialized in the first quarter of 2019 and challenges that continue to persist and overhang our organization, which include but are not limited to slower collections from customers and pressure from suppliers to shorten payment terms or lower credit limits. Our challenges also include our targeted transformation benefits being more difficult to obtain due to the adverse market conditions and uncertainty related to our capital structure. Additionally, the significant decline in our share price has increased doubts regarding our ability to continue to meet obligations as they come due, which has negatively impacted certain customer and supplier negotiations, as well as employee retention. The cyclicality of the energy industry continues to impact the demand for our products and services, such as our drilling and evaluation services, well construction and well completion services, which strongly depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on the number of wells and the type of production systems used. We are following our long-term strategy aimed at achieving profitability in our businesses, servicing our customers, and creating value for all of our stakeholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including the ongoing and prolonged industry downturn, our ability to respond to industry demands and periods of over-supply or low oil prices, successfully divesting businesses that are no longer a strategic fit within our short and long term objectives and to manage our elevated debt levels. There is no assurance that we will be able to execute on our long-term strategy or achieve its intended benefits.

Business Outlook

In the Western Hemisphere for 2019, North American exploration and production (“E&P”) capital spending levels are expected to decrease by mid-single digit to low double-digit levels compared to 2018 due to commodity price volatility, an increasing focus on financial returns versus production growth and infrastructure challenges, which would negatively impact activity and the demand for our products and services. The number of active rigs in the United States have declined from peak levels achieved at the end of the third quarter of 2018 and are not expected to increase through the end of the current year based on forecasted E&P spending plans. Activity in Canada remains at subdued levels as infrastructure constraints have resulted in lower realized oil prices for producers and total production. These conditions are anticipated to persist through 2019, creating continued negative effects on product and service pricing and utilization. We expect activity levels in Latin America to remain constructive as recent contract wins and the introduction of new technologies to various markets are expected to support our continued growth throughout the region, with continued improvements in Mexico and Argentina versus the prior year.

In the Eastern Hemisphere, we anticipate growth in the North Sea due to Completions and Well Construction market share gains and growth in Eastern Europe and the Mediterranean Sea from increased activity levels. We expect activity levels in Asia to remain stable as higher contributions from Tubular Running Services in southeast Asia offset an unfavorable product and service mix in Thailand. Foreign exchange rates are expected to negatively affect results in Russia during 2019 as compared to 2018. Operating results from our core businesses in the Middle East are expected to increase, driven by market share gains and new technology introductions across the region. However, overall revenue and operating income in the region are expected to decline in 2019 as compared to 2018 as gains associated with our core businesses are offset by the effect of the divestiture of our land drilling rigs in the region.

In the absence of any geopolitical events, we believe our industry will remain within a ‘medium-for-longer’ price level paradigm. We will continue to push innovation, both from a technological and a business model perspective, and we will deliver operational excellence to help bring the cost of production down to a point where all market participants can make acceptable returns. Customer collections are anticipated to continue at a slow pace, with little to no fundamental improvement. We expect suppliers will continue to shorten payment terms or continue to set more restrictive credit limits. Additionally, the significant decline in our share price has increased doubts regarding our ability to continue to meet obligations as they come due, which has negatively impacted certain customer and supplier negotiations, as well as employee retention. We continue to focus on our transformation program, which started late in the fourth quarter of 2017. This program has already generated significant cost savings through the flattening of our organizational structure, the implementation of process changes, the enhancement of our capabilities and the improvement of our efficiency in our supply chain, sales and general administrative organizations as well as the rationalization of our manufacturing footprint. Furthermore, through our transformation program we have seen improvements in our operating efficiency, reduced our non-productive time and improved our collaboration with our customers. We made steady progress towards our transformation targets during 2018, recognizing approximately 40% of the identified opportunities in our operating results on a run-rate basis by the end of the year. During the first quarter of 2019 our transformation cost savings targets were not achieved due to higher than expected costs associated with rationalizing our manufacturing footprint combined with market headwinds negatively impacting progress towards our sales, and commercial savings targets. We believe that these same factors will continue to negatively impact the progress of our Transformation and while we anticipate achieving additional cost savings and operational efficiencies, we expect that the impact of these savings and efficiencies will take significantly longer than the original year-end 2019 target date.

As production decline rates persist and reservoir productivity complexities increase, our clients will continue to face challenges in balancing the cost of extraction activities with securing desired rates of production, while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency, which in turn puts pressure on us to deliver our products and services at competitive rates. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will depend heavily on pricing, volume of work and our ability to offer solutions to more efficiently extract hydrocarbons, control costs and penetrate new and existing markets with our newly developed technologies.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures.

In the first quarter of 2019, we completed the sale of our Algerian land drilling rigs and delivered two idle land drilling rigs from Iraq for aggregate proceeds of $72 million. We have also committed to plans to divest certain remaining land drilling rigs operations and other business operations for which we believe a sale is probable within the next twelve months. On April 30, 2019, we completed the sale of our Reservoir Solutions business, also known as our laboratory services business, to an affiliate of CSL Capital Management, L.P. for an aggregate purchase price of $206 million in cash, subject to escrow release and customary post-closing working capital adjustments. Additionally, on April 30, 2019, we completed the sale of our Surface Data Logging business to Excellence Logging for $50 million in total consideration, subject to customary post-closing working capital adjustments. We continue to evaluate our disposition candidates based on the strategic fit within our business and/or our short and long-term objectives. Divestitures, however, can be complex and may be affected by unanticipated developments, such as the significant decrease in crude oil prices and delays in obtaining regulatory, customer or third party approvals, which may result in the completion of such divestitures, if agreed upon, being delayed or terminated, which could have a negative impact on our liquidity position, ability to repay indebtedness and comply with certain covenants in our debt instruments.

Upon completion, the cash proceeds from any further divestitures are expected to be used for working capital needs.

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

Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern

Our bond price decline and our share price decline, as well as our Company’s credit ratings, have over time increased the level of uncertainty in our business and have impacted various key stakeholders, including our employees, our customers and suppliers, and our key lenders. We have experienced losses and negative operating cash flows for multiple years, despite continued focus on our overall profitability, including managing expenses. As shown in our Condensed Consolidated Financial Statements, we incurred operating losses in the first quarter of 2019, requiring us to supplement operating activities with cash from investing and financing activities. As a result of weak energy sector conditions in the first quarter of 2019 in North America, primarily in Canada, combined with seasonal and weather-related disruptions in the United States, Europe and Russia as well as project start-up costs and an unfavorable impact from foreign exchange in Argentina, our operational results, working capital and cash flows were negatively impacted. These industry and company specific conditions led to lower demand for our products and services and significantly lower than expected benefits from our transformation, consequently resulting in lower actual results compared to our expectations for the first quarter of 2019. Finally, the market outlook for our Company and the energy sector continues to be constrained due to the uncertainty of anticipated activity particularly in North America, including lower spending by many of our customers resulting in lower than expected benefits from our transformation. These uncertainties have impacted our Company in several ways, including the retention of our key personnel, access to debt and equity credit at suitable terms, our level of working capital and our ability to execute within our targeted timing on our transformation. These combined factors contributed to our poor financial results for the first quarter of 2019 and have had a significant negative impact on our ability to negotiate acceptable terms with our lenders on new or extended credit facilities and new longer-term debt issuances. As a result, the Company believes that it will not be able to generate sufficient liquidity to service all of its debt and other obligations or comply with its debt covenants at some point within the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern. To address this projected shortfall in liquidity and capital structure constraints, we expect to reach an agreement in principle with holders of a majority of our unsecured senior notes (the “Consenting Noteholders”) on the terms of a Restructuring Support Agreement (the “RSA”). Furthermore, we are in negotiations for definitive commitments related to debtor-in-possession facilities (“DIP Facilities”), which are expected to be completed in the near term. The capital restructuring transaction is expected to be implemented through cases to be commenced by the Company and certain of its subsidiaries under Title 11 of the United States Bankruptcy Code and an examinership proceeding under the laws of Ireland. There can be no assurances that the capital restructuring transaction as described in the proposed RSA, including entry into the DIP Facilities, will be completed. See “Note 20 – Subsequent Events” and the section captioned “Item 1A. Risk Factors” under “Part II – Other Information” for additional details regarding the proposed RSA, the DIP Facilities and the expected capital restructuring transaction.

Our unaudited Condensed Consolidated Financial Statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
March 31, 2019	$60.14	$2.66	1,226	1,030
December 31, 2018	45.41	2.94	1,223	988
March 31, 2018	64.94	2.73	1,235	970

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count – Source: Baker Hughes Rig Count

During the first quarter of 2019 oil prices ranged from a low of $46.54 per barrel in early-January to a high of $60.14 per barrel in late March. Natural gas ranged from a high of $3.59 MM/BTU in mid-January to a low of $2.55 MM/BTU in mid-February. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the first quarter of 2019 and 2018:

	Three Months Ended
	March 31,
(Dollars and shares in millions, except per share data)	2019	2018	Favorable (Unfavorable)	Percentage Change
Revenues:
Western Hemisphere	$726	$756	$(30)	(4)%
Eastern Hemisphere	620	667	(47)	(7)%
Total Revenues	1,346	1,423	(77)	(5)%

Operating Income (Loss):
Western Hemisphere	9	24	(15)	(63)%
Eastern Hemisphere	20	16	4	25%
Total Segment Operating Income (Loss)	29	40	(11)	(28)%
Corporate General and Administrative	(32)	(36)	4	11%
Goodwill Impairment	(229)	—	(229)	—%
Restructuring and Transformation Charges	(20)	(25)	5	20%
Asset Write-Downs and Other	(49)	(18)	(31)	(172)%
Total Operating Loss	(301)	(39)	(262)	(672)%

Interest Expense, Net	(155)	(149)	(6)	(4)%
Bond Tender and Call Premium	—	(34)	34	100%
Warrant Fair Value Adjustment	—	46	(46)	(100)%
Currency Devaluation Charges	—	(26)	26	100%
Other Expense, Net	(9)	(8)	(1)	(13)%
Loss Before Income Taxes	(465)	(210)	(255)	(121)%
Income Tax Provision	(12)	(32)	20	63%
Net Loss	(477)	(242)	(235)	(97)%
Net Income Attributable to Noncontrolling Interests	4	3	1	33%
Net Loss Attributable to Weatherford	$(481)	$(245)	$(236)	(96)%

Net Loss per Diluted Share Attributable to Weatherford	$(0.48)	$(0.25)	$(0.23)	(92)%
Weighted Average Diluted Shares Outstanding	1,003	994	(9)	(1)%
Depreciation and Amortization	$123	$147	$24	16%

Revenues Percentage by Business Group

The following chart contains the consolidated revenues of our business groups for the first quarter of 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Production	29%	27%
Completions	23	21
Drilling and Evaluation	25	25
Well Construction	23	27
Total	100%	100%

Consolidated and Segment Revenues

Consolidated revenues decreased $77 million, or 5%, in the first quarter of 2019 compared to the first quarter of 2018. Excluding the impact of revenues from the divested portion of the land drilling rigs business, revenues in the first quarter of 2019 were flat compared to the first quarter of 2018.

•
Western Hemisphere revenues decreased $30 million, or 4%, in the first quarter of 2019, compared to the first quarter of 2018 due to lower activity levels in the U.S. and Canada as a result of a decline in rig related activity and exploration spending, which has reduced demand for drilling, completion and production products and services. The decline in Canada was partially offset by higher activity in integrated service projects and product sales in Latin America.

•
Eastern Hemisphere revenues decreased $47 million, or 7%, in the first quarter of 2019, compared to the first quarter of 2018. The decline in revenues was primarily due to lower revenues from our divested land drilling rigs businesses in the Middle East and North Africa. Increased revenues in the Completions product line partially offset this decline. Excluding the impact of revenues from the divested portion of the land drilling rigs business, revenues in the first quarter of 2019 increased $33 million, or 6%, compared to the first quarter of 2018.

Consolidated and Segment Operating Results

Consolidated operating results declined $262 million in the first quarter of 2019 compared to the first quarter of 2018. The decline in consolidated operating results was due to a $229 million goodwill impairment and increased asset write-downs, partially offset by lower overhead charges. Additionally, lower demand for our products and services coupled with an unfavorable product mix and lack of supply chain savings have caused the expected benefits from our transformation initiatives to slow and consequently resulted in significantly lower actual results compared to our expectations for the first quarter of 2019. During the first quarter of 2019, transformation cost savings targets were not achieved due to higher than forecasted costs associated with rationalizing our manufacturing footprint and market headwinds negatively impacting progress towards our sales and commercial savings targets.

Segment operating income declined $11 million in the first quarter of 2019 compared to the first quarter of 2018. Excluding the impact of operating results from the divested portion of the land drilling rigs business, operating results in the first quarter of 2019 improved $6 million compared to the first quarter of 2018.

•
Western Hemisphere first quarter 2019 segment operating income of $9 million declined $15 million compared to the first quarter of 2018 driven by lower activity levels, lower operating margin product sales in Canada, start-up costs for projects in Latin America and employee retention expenses. These declines were partially offset by improved operating results from higher integrated service project activity in in Latin America.

•
Eastern Hemisphere segment operating income of $20 million improved $4 million, or 25%, in the first quarter of 2019 compared to the first quarter of 2018, due to the lower direct expenses, cost improvements from our transformation program offset by the impact of the divestiture of our land drilling rigs in the Middle East and North Africa. Excluding the impact of lower operating results from the divested portion of the land drilling rigs business, operating results in the first quarter of 2019 improved $21 million compared to the first quarter of 2018.

•
For the quarter ended March 31, 2019, our interim goodwill impairment tests indicated that goodwill for our North America reporting unit was impaired and as a result we incurred a goodwill impairment charge of $229 million. The impairment indicators during the quarter included lower activity levels and exploration and production capital spending that resulted in a decline in drilling and completions activity in the first quarter of 2019 with an uncertain activity outlook in North America for the rest of 2019 and beyond.

•
Restructuring and transformation charges in the first quarter of 2019 decreased $5 million compared to the first quarter of 2018. Restructuring charges include severance charges, facility exit costs and transformation charges.

•
Asset write-downs and other charges in the first quarter of 2019 increased $31 million compared to the first quarter of 2018. Charges in the first quarter of 2019 primarily included the loss on disposition of assets and businesses, other fees and asset write-downs, partially offset by a reduction of a contingency reserve on a legacy contract. Charges in the first quarter of 2018 primarily included asset write-downs and inventory charges, partially offset by a gain on purchase of a joint venture remaining interest.

Interest Expense, Net

Net interest expense was $155 million in the first quarter of 2019, compared to $149 million in the first quarter of 2018. The increase in interest expense for the first quarter of 2019 is primarily from higher average borrowings and interest rates in 2019 compared to 2018.

Warrant Fair Value Adjustment

We recognized an insignificant amount of warrant fair value gain in the first quarter of 2019, compared to a warrant fair value gain of $46 million in the first quarter of 2018 related to the fair value adjustment to our warrant liability. The insignificant change in fair value of the warrant during the first three months of 2019 was due to the short remaining time to maturity, low stock price, and the elimination of warrant share value associated with any future equity issuance. The change in fair value of the warrant during the first three months of 2018 was primarily driven by the decrease in our stock price.

Currency Devaluation Charges

We did not recognize currency devaluation charges in the first quarter of 2019, compared to $26 million of currency devaluation charges recognized in the first quarter of 2018, primarily related to the devaluation of the Angolan kwanza. The devaluation of the Angolan kwanza was due to a change in Angolan central bank policy in January 2018. Currency devaluation charges are included in “Currency Devaluation Charges” on the accompanying Condensed Consolidated Statements of Operations. For additional information see “Cash Requirements” of the “Liquidity and Capital Resources” section in “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Income Taxes

We have determined that because small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for determining the quarterly provision for income taxes. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. In the first quarter of 2019, we had a tax expense of $12 million on a loss before income taxes of $465 million compared to the first quarter of 2018 tax expense of $32 million on a loss before income taxes of $210 million. Our results for the first quarter of 2019 include an $8 million tax benefit principally related to the $229 million goodwill impairment. The other asset write-downs and other charges, including $49 million in asset write-downs and other charges and $20 million in restructuring charges resulted in no significant tax benefit. The tax expense for the first quarter of 2019 and 2018 also includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

We are routinely under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $16 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

Restructuring and Transformation Charges

Due to the highly competitive nature of our business and the continuing losses we incurred over the last few years, we continue to reduce our overall cost structure and workforce to better align our business with current activity levels. The ongoing transformation plan, which began in 2018 and is expected to extend significantly beyond the originally planned year-end 2019 target (the “Transformation Plan”), includes a workforce reduction, organization restructure, facility consolidations and other cost reduction measures and efficiency initiatives across our geographic regions.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $20 million in the first quarter of 2019, which include severance charges of $2 million, other restructuring charges of $14 million and restructuring related asset charges of $4 million. In the first quarter of 2018 we recognized restructuring charges of $25 million, which included severance charges of $11 million and other restructuring charges of $14 million. Other restructuring charges in both periods included contract termination costs, relocation and other associated costs. Please see “Note 7 – Restructuring and Transformation Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

At March 31, 2019, we had cash and cash equivalents of $598 million compared to $602 million at December 31, 2018. The following table summarizes cash flows provided by (used in) each type of activity for the first three months of 2019 and 2018:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Net Cash Used in Operating Activities	$(249)	$(185)
Net Cash Provided by Investing Activities	36	—
Net Cash Provided by Financing Activities	208	54

Operating Activities

In the first quarter of 2019, cash used in operating activities was $249 million compared to cash used of $185 million in the first quarter of 2018. Cash used in operating activities in 2019 and 2018 were driven by working capital needs, payments for debt interest, bonus, severance and other restructuring and transformation costs.

Investing Activities

Our cash generated from investing activities was $36 million during the first quarter of 2019 compared to a net zero cash impact in the first quarter of 2018. In the first quarter of 2019, the primary uses of cash in investing activities were (i) capital expenditures of $59 million for property, plant and equipment and the acquisition of assets held for sale and (ii) cash paid of $5 million to acquire intellectual property and other intangibles. Our investing sources of cash in the first quarter of 2019 included proceeds of $74 million primarily from the dispositions of our rigs businesses in Algeria and Iraq, as well as proceeds of $26 million from the disposition of other assets.

In the first quarter of 2018, the primary uses of cash in investing activities were (i) capital expenditures of $38 million for property, plant and equipment and the acquisition of assets held for sale and (ii) cash paid of $3 million to acquire intellectual property and other intangibles. Our investing sources of cash in the first quarter of 2018 primarily included cash proceeds of $12 million from asset dispositions and cash proceeds of $25 million from the sale of our continuous sucker rod service business in Canada.

The amount we spend for capital expenditures varies each year and is based on the types of contracts into which we enter, our asset availability and our expectations with respect to activity levels. In the first quarter of 2019 and 2018, our purchases of assets held for sale were $1 million and $9 million, respectively, related to our land drilling rigs business, which were impaired during the same period.

Financing Activities

In the first quarter of 2019, we had short-term borrowings of $228 million primarily from our Revolving Credit Agreements, and long-term debt repayments of $15 million for payments on our Term Loan Agreement and financed leases.

In February 2018, we issued $600 million in aggregate principal amount of our 9.875% senior notes due 2025 for net proceeds of $588 million. We used part of the proceeds from our debt offering to repay in full our 6.00% senior notes due March 2018 and to fund a concurrent tender offer to purchase all of our 9.625% senior notes due 2019.

Net long- and short-term debt repayments, including the tender offer and net payments under the prior Revolving Credit Agreement in the first quarter of 2018 totaled $524 million. We settled the tender offer for $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative loss of $34 million on these transactions in “Bond Tender and Call Premium” on the accompanying Condensed Consolidated Statements of Operations.

Other financing activities in the first quarter of 2019 and 2018 included payments of non-controlling interest dividends.

Sources of Liquidity

Our sources of available liquidity have included cash and cash equivalent balances, accounts receivable factoring, dispositions, and availability under committed lines of credit. In addition, we expect to continue to evaluate and enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy. As set forth in the proposed RSA we expect to enter into with our Consenting Noteholders, we expect to reach an agreement to the principal terms of a proposed financial restructuring (the “Transaction”) of the Company. The Transaction is contemplated to be implemented through a prepackaged Chapter 11 plan of reorganization to be implemented through the Cases. The RSA is expected to provide that the Company’s existing secured funded debt and unsecured revolving credit facility debt will be repaid in full in cash in connection with the Transaction. The proposed RSA is subject to completion of certain milestones for the progress of the Cases and termination rights in certain circumstances. Accordingly, no assurance can be given that the proposed RSA will be executed and the Transaction described in the RSA will be completed. However, negotiations are ongoing and are expected to be completed in the near term.

In order to provide us with liquidity during the pendency of the Chapter 11 Cases, the proposed RSA contemplates that we will enter into two DIP Facilities. The DIP Facilities are expected to consist of (a) a debtor-in-possession revolving credit facility in the principal amount of up to $750 million provided by banks or other lenders and (b) a debtor-in-possession term loan facility in the amount of up to $1.0 billion, which will be fully backstopped by the Consenting Noteholders. While there can be no assurance that we are able to enter into the DIP Facilities described above, negotiation of definitive commitments for the DIP Facilities is ongoing and is expected to be completed in the near term.

Upon completion of the Transaction, it is planned that the DIP Facilities will be repaid or refinanced through our (a) entry into a first lien exit revolving credit facility in the principal amount of up to $1.0 billion and (b) issuance of up to $1.25 billion of new tranche A senior unsecured notes with a five-year maturity, which notes issuance will be fully backstopped by the Consenting Noteholders.

For additional details on our liquidity concerns please see the section captioned “Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern” under “Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, see “Note 20 – Subsequent Events” and the section captioned “Item 1A. Risk Factors” under “Part II – Other Information” for additional details regarding the proposed RSA, the DIP Facilities and the expected restructuring transaction.

Cash Requirements

We anticipate our cash requirements will continue to include payments for capital expenditures, repayment of debt, interest payments on our outstanding debt, payments for short-term working capital needs and transformation costs, including severance and professional consulting payments. Our cash requirements also includes employee retention programs and awards under our employee incentive programs and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, availability under our credit facilities (including, as applicable, the DIP Facilities during the pendency of the Cases), accounts receivable factoring and proceeds from disposals of businesses or capital assets that no longer fit our long-term strategy. As there is uncertainty regarding our liquidity as discussed above, we cannot provide assurance that cash flows and other internal and external sources of liquidity will at all times be sufficient to satisfy our cash requirements.

Capital expenditures for 2019 are projected to be approximately $250 million due to anticipated activity in the oil and gas business related to stabilizing active rig counts. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and actual industry activity levels in 2019. Expenditures are expected to be used primarily to support the ongoing activities of our core business. If we are unable to generate positive cash flows or access other sources of liquidity described in the previous section, we may need to reduce or eliminate our anticipated capital expenditures in 2019.

Cash and cash equivalents of $587 million at March 31, 2019, are held by subsidiaries outside of Switzerland, the Company’s taxing jurisdiction. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax. As of March 31, 2019, we had cash and cash equivalents of $26 million denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. dollar conversions.

Revolving Credit Agreements and Term Loan Agreement

At March 31, 2019, we have two revolving credit agreements with total commitments of $846 million, comprised of an unsecured senior revolving credit agreement (the “A&R Credit Agreement”) in the amount of $529 million, and a Secured Second Lien 364-Day Revolving Credit Agreement (the “364-Day Credit Agreement” and, together with the A&R Credit Agreement, the “Revolving Credit Agreements”) in the amount of $317 million. At March 31, 2019, we have principal borrowings of $298 million under the Term Loan Agreement. We collectively refer to our Revolving Credit Agreements and Term Loan Agreement as the “Credit Agreements.”

Under the terms of the A&R Credit Agreement, commitments of $226 million from non-extending lenders will mature on July 12, 2019 and commitments of $303 million from extending lenders will mature on July 13, 2020.

At March 31, 2019, we had total borrowing availability of $93 million available under our Credit Agreements. The following tables summarizes borrowing capacity utilization and availability of our Credit Agreements:

(Dollars in millions)	March 31, 2019
Facilities	$1,144
Less uses of facilities:
364-Day Credit Agreement	317
A&R Credit Agreement	230
Letters of Credit	206
Term Loan Agreement Principal Borrowing	298
Borrowing Availability	$93

Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants. As of March 31, 2019, we were in compliance with our financial covenants as defined in the Credit Agreements as well as under our indentures.

Other Short-Term Borrowings

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At March 31, 2019, we had $7 million in short-term borrowings under these arrangements.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. See “Note 3 – Accounts Receivable Factoring ” to our Condensed Consolidated Financial Statements for details on our factoring arrangements.

Ratings Services’ Credit Ratings

There has been no change to our credit ratings from our audited Consolidated Financial Statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K. At March 31, 2019, our S&P Global Ratings on our senior unsecured notes was CCC–, with a negative outlook, and our issuer credit rating was CCC. At March 31, 2019, our Moody’s Investors Service credit rating on our senior unsecured notes was Caa3 and our speculative grade liquidity rating was SGL-4, both with a negative outlook. Our non-investment grade status and lower than expected financial results in the first quarter of 2019 have limited our ability to refinance our existing debt, could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest of our borrowings. Some suppliers and financial institutions have, and other mays in the future, lower or eliminate the level of credit provided through payment or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which is expected to decrease our ability to repay debt balances, negatively affect our cash flow and impact our access to the inventory and services needed to operate our business.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware and as a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See “Note 19 – Condensed Consolidating Financial Statements” to our Condensed Consolidated Financial Statements for our guarantor financial information.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of March 31, 2019, we had $477 million of letters of credit and performance and bid bonds outstanding, consisting of $271 million outstanding under various uncommitted credit facilities (of which $98 million has been cash collateralized and included in “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets) and $206 million of letters of credit outstanding under our A&R Credit Agreement. In Latin America we utilize surety bonds as part of our customary business practice, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called and it could have an adverse impact on our business, operations and financial condition.

Derivative Instruments

See “Note 11 – Derivative Instruments” to our Condensed Consolidated Financial Statements for details regarding our derivative activities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Condensed Consolidated Financial Statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

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

The Company identified lower exploration and production capital spending during the quarter that resulted in lower drilling activity and forecasted activity as impairment indicators and performed an interim goodwill impairment test as of the first quarter ended March 31, 2019. We performed a qualitative goodwill impairment test for all of our reporting units with goodwill and determined it was more-likely-than-not that the fair values for the Latin America, Europe and Sub-Sahara Africa, Russia/China, Middle East/North Africa, and Asia reporting units exceeded their respective carrying values. For the North America reporting unit, we conducted a further assessment by performing a quantitative goodwill impairment test.

For the quantitative assessment, the fair value of our North America reporting unit was determined using a combination of the income approach and the market approach. The income approach estimates fair value by discounting the reporting unit’s estimated future cash flows. The income approach requires us to make certain estimates and judgments. To arrive at our future cash flows, we use estimates of economic and market information, including growth rates in revenues and costs, working capital and capital expenditure requirements, and operating margins and tax rates. Several of the assumptions used in our discounted cash flow analysis are based upon a financial forecast. This process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. Assumptions are also made for periods beyond the financial forecast period. The discount rate used in the income approach is determined using a weighted average cost of capital and reflects the risks and uncertainties in the cash flow estimates. The weighted average cost of capital includes a cost of debt and equity. The cost of equity is estimated using the capital asset pricing model, which includes inputs for a long-term risk-free rate, equity risk premium, country risk premium, and an asset beta appropriate for the assets in the reporting unit. The discount rate for the North America reporting unit was 10.750% as of our March 31, 2019 impairment test. The market approach estimates fair value as a multiple of the reporting unit’s actual and forecasted earnings based on market multiples of comparable publicly traded companies over a three-year period. The market multiples for the North America reporting unit ranged from 6.5x – 9x as of our March 31, 2019 impairment test.

We engaged an independent valuation specialist for our quantitative impairment test to assist us in our valuations under both methods. The final estimate of the North America reporting unit’s fair value was determined by using an appropriate weighting of the values from each method, where the income method was weighted more heavily than the market method as we believe that the income method and assumptions therein are more reflective of a market participant’s view of fair value given current market conditions.

For the first quarter ended March 31, 2019, we recorded a total impairment charge to goodwill of $229 million in our North America reporting unit. The impairment reflects the overall decline in the fair value of the reporting unit.

The carrying amounts of goodwill by reporting unit as of March 31, 2019 are as follows:

(Dollars in millions)	March 31, 2019
North America	$—
Latin America	281
Western Hemisphere	281

Russia/China	37
Middle East/North Africa	43
Asia	143
Eastern Hemisphere	223

Total	$504

Our estimates of fair value are sensitive to the aforementioned inputs to the valuation approaches. For our Asia reporting unit, if any one of the above inputs changes, it could reduce the estimated fair value of the reporting unit and result in a potentially material impairment charge to goodwill. Some of the inputs, such as forecasts of revenue and earnings growth, are subject to change given their uncertainty. Other inputs, such as the discount rate used in the income approach and the valuation multiple used in the market approach, are subject to change as they are outside of our control.

For our Asia reporting unit:

•
A hypothetical 75 basis point increase in the discount rate used for Asia, holding all other assumptions constant, could result in a potentially material impairment charge to goodwill for the reporting unit.

•
A hypothetical five percentage point decrease in the growth rate used for Asia, holding all other assumptions constant, could result in a potentially material impairment charge to goodwill for the reporting unit.

•	A hypothetical 4x decrease in our valuation multiple used for Asia, holding all other assumptions constant, could result in a potentially material impairment charge to goodwill for the reporting unit.

For addition detail of goodwill refer to “Notes to Condensed Consolidated Financial Statements – Note 6 – Goodwill” of this Form 10-Q.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Furthermore, from time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of these risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under “Part II – Other Information – Item 1A. – Risk Factors” and the following:

•
our ability to satisfy our liquidity needs, including our ability to generate sufficient liquidity or cash flow from operations or to obtain adequate financing to fund our operations or otherwise meet our obligations as they come due in the future and our ability to continue as a going concern;

•	downturns in our industry which could affect the carrying value of our goodwill, intangible assets or other assets and impact our ability to generate sufficient liquidity;

•
our ability to confirm and complete the proposed financial restructuring in accordance with the terms of the proposed RSA, including our ability to negotiate definitive commitments for, and enter into, the DIP Facilities;

•
risks attendant to the bankruptcy process, including the effects thereof on our business and liquidity and on the interests of various constituents, the length of time that we might be required to operate in bankruptcy and the continued availability of operating capital during the pendency of such proceedings;

•	our high level of indebtedness, including following the Transaction, and its impact on our ability to maintain sufficient liquidity;

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

•	increases in the prices and lack of availability of our procured products and services, including as a result of our suppliers shortening payment terms and/or tightening credit limits;

•	our ability to timely collect from customers;

•	our ability to realize cost savings and business enhancements from our transformation efforts;

•
the impact of a potential suspension of trading or delisting of our ordinary shares on the New York Stock Exchange (the “NYSE”) on the liquidity and market price of our ordinary shares and our ability to access the public capital markets;

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

•	potential non-cash asset impairment charges for long-lived assets, goodwill, intangible assets or other assets;

•	changes to our effective tax rate;

•	member-country quota compliance within the Organization of Petroleum Exporting Countries;

•	adverse weather conditions in certain regions of our operations; and

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Other Information – Item 7A. – Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Our exposure to market risk has not changed materially since December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (as amended, the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting. Beginning January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) and the series of related updates and implemented changes to our processes and related control activities.

Our management identified no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 12 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. As of March 31, 2019, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as noted below.

As a result of the expected filing of the Chapter 11 Cases, we will be subject to the risks and uncertainties associated with bankruptcy proceedings.

The proposed RSA contemplates that the Company will file for voluntary relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on or before July 15, 2019 to implement the pre-packaged plan of reorganization. Upon commencement, and throughout the duration of the Cases, our operations and our ability to develop and execute our business plan (including our transformation), as well as our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy proceedings. These risks include the following:

•	our ability to develop, confirm and complete a Chapter 11 Plan to implement the Transaction or an alternative restructuring transaction;

•	the high costs of bankruptcy proceedings and related fees;

•	our ability to obtain court approval with respect to motions filed in the Cases from time to time;

•	our ability to comply with the proposed RSA terms and conditions;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan;

•	our ability to attract, motivate and retain key employees;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan of reorganization, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to proceedings under Chapter 7 of the Bankruptcy Code; and

•	the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans.

Delays in our Chapter 11 proceedings increase the risks of our inability to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with the Cases could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the bankruptcy court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that will occur during the Chapter 11 Cases that may be inconsistent with our plans.

We may not be able enter into the proposed RSA or obtain confirmation of the Plan as outlined in the proposed RSA.
There can be no assurance that the proposed RSA will be executed or that the Plan as outlined in the RSA (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.
The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the Plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. We might receive objections to confirmation of the Plan from the various bankruptcy committees and stakeholders in the Chapter 11 proceedings. We cannot predict the impact that any objection might have on the Plan or on a Bankruptcy Court's decision to confirm the Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.
If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would equity, would ultimately receive with respect to their claims and interests. Once commenced, there can be no assurance as to whether we will successfully reorganize and emerge from Chapter 11 or, if we do successfully reorganize, as to when we would emerge from Chapter 11. If no plan of reorganization can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests, the Chapter 11 cases may be converted to cases under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Upon emergence from bankruptcy, our historical financial information may not be indicative of our future financial performance.
Our capital structure will be significantly altered under the Plan. Under fresh-start reporting rules that may apply to us upon the effective date of the Plan (or any alternative plan of reorganization), our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The pursuit of the RSA has consumed, and the Chapter 11 proceedings will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
Although the Plan is designed to minimize the length of our Chapter 11 proceedings, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy or to assure parties in interest that the Plan will be confirmed. The Chapter 11 proceedings will involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 proceedings are protracted.
During the pendency of the Chapter 11 proceedings, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Trading in our securities is highly speculative and poses substantial risks. Under the Plan, following effectiveness of the Plan, the holders of our existing common stock will receive their pro rata share of 1% of the common stock in the reorganized Company and warrants for up to 10% of the post-petition equity exercisable upon the Company reaching certain benchmarks pursuant to the terms of the proposed new warrants, which interests could be further diluted by the warrants, the potential conversion of up to $500 million of convertible unsecured notes to be issued under the Plan, and the management incentive plan contemplated by the Plan.
The Plan, as contemplated in the proposed RSA, provides that upon the Company's emergence from Chapter 11, Noteholders will receive, among other things, their pro rata share of 99% of the common stock in the reorganized company and that the holders of the existing common stock of the Company will receive their pro rata share of 1% of the common stock in the reorganized Company and warrants for up to 10% of the post-petition equity exercisable upon the Company reaching certain benchmarks pursuant to the terms of the proposed new warrants. If the Plan as contemplated in the proposed RSA is confirmed, (i) up to 5% of the equity interests in the reorganized Company will be reserved for issuance as awards under a post-restructuring management incentive plan and (ii) up to $500 million of new unsecured notes to be issued under the Plan may be converted into common stock of the Company. Issuances of common stock (or securities convertible into or exercisable for common stock) under the Plan or management incentive plan and any exercises of the warrants or conversion rights for shares of common stock will dilute the voting power of the outstanding common stock and may adversely affect the trading price of such common stock.

Upon our emergence from bankruptcy, the composition of our board of directors may change significantly.
Under the Plan, the composition of our board of directors may change significantly. Upon emergence, the board will be made up of seven directors selected by the Required Consenting Noteholders, one of which will be our Chief Executive Officer. The Required Consenting Noteholders have agreed to interview any of the existing members of our board who wishes to continue as a member of our board. However, it is possible that up to six of our seven board members may be new to the Company. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.
Assuming the Plan were effective as of the date hereof, it is estimated that certain bondholders would own or otherwise control a material percentage of our post-reorganization common stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our ordinary shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

We may have insufficient liquidity for our business operations during the Chapter 11 proceedings.
Although our transformation efforts to date have resulted in lowering our cost structure and creating efficiencies, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 proceedings. Although we believe that we will have sufficient liquidity to operate our business during the pendency of the Chapter 11 proceedings, there is no assurance that we will be able to finalize commitments for debtor-in-possession financing (the “Credit Facilities”). There can be no assurance that the cash made available to us under the Credit Facilities or otherwise in our restructuring process and revenue generated by our business operations will be sufficient to fund our operations. In the event that revenue flows and other available cash are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable.

The Plan and any other plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our Plan may be unsuccessful in its execution.
The Plan and any other plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.
In addition, the Plan and any other plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals.
Even if the Plan or any other Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including changes in economic conditions, changes in our industry, changes in demand for our products and services and increasing expenses. Accordingly, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.

We may not be able to obtain approval of the Plan as outlined in the Proposed RSA from the Irish High Court.
Even if approved by the Bankruptcy Court in the United States, there can be no assurance that the Irish High Court will admit the Company to Irish examinership proceedings or that the Plan as outlined in the proposed RSA (or any other plan of reorganization) will be approved as an examinership scheme of arrangement by the Irish High Court, so we urge caution with respect to existing and future investments in our securities.
If the Company is not admitted to Irish examinership proceedings or the Plan is not approved as an examinership scheme of arrangement by the Irish High Court, it is unclear whether we would be able to implement the Plan as approved by the Bankruptcy Court in the United States and reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims and interests. Once commenced, there can be no assurance as to whether we will successfully reorganize and emerge from the Irish examinership proceeding or, if we do successfully reorganize, as to when we would emerge from the Irish examinership proceeding. If no examinership scheme of arrangement is approved by the Irish High Court, we may be forced to liquidate our assets for distribution in accordance with the priorities established by applicable Irish insolvency law.

Operating under bankruptcy court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a Chapter 11 plan of reorganization to implement the Transaction. A long period of operations under bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under bankruptcy court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers, suppliers and service providers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. The Transaction also contemplates that we will enter into the DIP Facilities to fund operations. If we are unable to negotiate definitive commitments for, and enter into, the DIP Facilities, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a Chapter 11 plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from bankruptcy proceedings.

The RSA is expected to provide that our ordinary shares will be cancelled as part of the Transaction.

We have a significant amount of indebtedness that is senior to our existing ordinary shares in our capital structure. The proposed RSA provides that our existing ordinary shares will be cancelled and exchanged for (a) 1% of the New Common Stock and (b) three-year warrants to purchase 10% of the New Common Stock. Any trading in our ordinary shares prior to, or during the pendency of the Chapter 11 Cases, is highly speculative and poses substantial risks to purchasers of our ordinary shares.

The proposed RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the proposed RSA, including the timely satisfaction of milestones for the progress of the Chapter 11 Cases, including, among other things, to obtain certain bankruptcy court orders and complete the Transaction. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.

If the proposed RSA is terminated, our ability to confirm and complete a Chapter 11 plan of reorganization could be materially and adversely affected.

The proposed RSA contains certain limited termination events that upon the occurrence of which parties to the RSA may terminate the agreement (and their support for the Transaction). If the proposed RSA were terminated, each of the parties thereto would be released from their obligations in accordance with the terms of the proposed RSA. Such termination may result in the loss of support for the Transaction by the parties to the RSA, which could adversely affect our ability to confirm and complete a Chapter 11 plan of reorganization to implement the Transaction. If the Transaction is not completed, there can be no assurance that any alternative restructuring transaction would be as favorable to holders of claims as the Transaction.

If we are not able to obtain confirmation of a Chapter 11 plan of reorganization to implement the Transaction, or if current financing is insufficient or exit financing is not available, we could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.

In order to successfully emerge from Chapter 11 bankruptcy protection, we must obtain confirmation of a Chapter 11 plan of reorganization to implement the Transaction by the bankruptcy court. If confirmation of a plan of reorganization by the bankruptcy court does not occur, we could be forced to sell the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.

There can be no assurance that our current cash position and amounts of cash from future operations will be sufficient to fund operations. In the event that we do not have sufficient cash to meet our liquidity requirements, and our current financing is insufficient or exit financing is not available, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary exit financing or additional financing would have a material adverse effect on our operations and ability to continue as a going concern.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing beyond the financing contemplated by the Transaction. In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and will continue to incur, significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 Cases. We cannot assure you that cash on hand, cash flow from operations and any financing we are able to obtain through the DIP Facilities will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the bankruptcy court in connection with the Chapter 11 Cases; (ii) our ability to negotiate definitive commitments for, and enter into, the DIP Facilities; (iii) our ability to maintain adequate cash on hand; (iv) our ability to generate cash flow from operations; (v) our ability to develop, confirm and complete a Chapter 11 plan of reorganization to implement the Transaction or another alternative restructuring transaction; and (vi) the cost, duration and outcome of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

Prior to, and during the pendency of, the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance during this period. In addition, if we emerge from Chapter 11 bankruptcy protection, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

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

Exhibit Number	Description
3.1	Memorandum and Articles of Association of Weatherford International public limited company (incorporated by reference as Exhibit 2.1 of the Company’s Form 8-K filed April 2, 2014, File No. 1-36504).
*10.1	2019 Executive Bonus Plan (incorporated by reference as Exhibit 99.1 of the Company’s Form 8-K filed April 2, 2019, File No. 1-36504).
*10.2	Form of Retention Award (incorporated by reference as Exhibit 99.2 of the Company’s Form 8-K filed April 2, 2019, File No. 1-36504).
†10.3	Letter Agreement dated February 27, 2019 by and between Weatherford Worldwide Holding GmbH and ADES International Holding PLC
†10.4	Letter Agreement dated March 18, 2019 by and between Weatherford Worldwide Holding GmbH and ADES International Holding PLC
†10.5	Letter Agreement dated March 25, 2019 by and between Weatherford Worldwide Holding GmbH and ADES International Holding PLC
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language):
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

Weatherford International plc

Date: May 10, 2019	By:	/s/ Christoph Bausch
Christoph Bausch
Executive Vice President and
Chief Financial Officer

Date: May 10, 2019	By:	/s/ Stuart Fraser
Stuart Fraser
Vice President and
Chief Accounting Officer