Form 10-Q
period 2019-06-30
Weatherford International plc
filed 2019-08-05
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International public limited company
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

Westrasse 1	,	6340 Barr	,	Switzerland	CH 6340
(Address of Principal Executive Offices)					(Zip Code)
Registrant’s Telephone Number, Including Area Code: 41.22.816.1500

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.001 par value per share	WFTIQ	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of July 29, 2019, there were 1,004,079,258 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Second Quarter and Six Months Ended June 30, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2019	2018	2019	2018
Revenues:
Products	$498	$462	$994	$963
Services	811	986	1,661	1,908
Total Revenues	1,309	1,448	2,655	2,871

Costs and Expenses:
Cost of Products	467	414	935	879
Cost of Services	552	729	1,166	1,409
Research and Development	36	37	72	75
Selling, General and Administrative Attributable to Segments	215	199	414	399
Corporate General and Administrative	32	34	64	70
Goodwill Impairment	102	—	331	—
Prepetition Charges	76	—	86	—
Asset Write-Downs and Other	41	70	78	88
Transformation, Facility Restructuring and Severance Charges	20	38	40	63
Gain on Sale of Businesses, Net	(114)	—	(112)	—
Total Costs and Expenses	1,427	1,521	3,074	2,983

Operating Loss	(118)	(73)	(419)	(112)

Other Income (Expense):
Interest Expense, Net	(160)	(152)	(315)	(301)
Warrant Fair Value Adjustment	—	10	—	56
Bond Tender and Call Premium	—	—	—	(34)
Currency Devaluation Charges	—	(11)	—	(37)
Other Expense, Net	(1)	(7)	(10)	(15)

Loss Before Income Taxes	(279)	(233)	(744)	(443)
Income Tax Provision	(33)	(26)	(45)	(58)
Net Loss	(312)	(259)	(789)	(501)
Net Income Attributable to Noncontrolling Interests	4	5	8	8
Net Loss Attributable to Weatherford	$(316)	$(264)	$(797)	$(509)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(0.31)	$(0.26)	$(0.79)	$(0.51)

Weighted Average Shares Outstanding:
Basic & Diluted	1,004	997	1,003	995

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Net Loss	$(312)	$(259)	$(789)	$(501)

Currency Translation Adjustments	30	(166)	63	(161)
Defined Benefit Pension Activity	—	1	—	1
Other Comprehensive Income	30	(165)	63	(160)
Comprehensive Loss	(282)	(424)	(726)	(661)
Comprehensive Income Attributable to Noncontrolling Interests	4	5	8	8
Comprehensive Loss Attributable to Weatherford	$(286)	$(429)	$(734)	$(669)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and shares in millions, except par value)	2019	2018
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$618	$602
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $120 at June 30, 2019 and $123 at December 31, 2018	1,226	1,130
Inventories, Net	1,081	1,025
Other Current Assets	476	428
Assets Held for Sale	5	265
Total Current Assets	3,406	3,450

Property, Plant and Equipment, Net of Accumulated Depreciation of $6,048 at June 30, 2019 and $5,786 at December 31, 2018	1,984	2,086
Goodwill	403	713
Other Non-Current Assets	588	352
Total Assets	$6,381	$6,601

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$930	$383
Accounts Payable	735	732
Accrued Salaries and Benefits	263	249
Income Taxes Payable	186	214
Other Current Liabilities	775	722
Total Current Liabilities	2,889	2,300

Long-term Debt	7,366	7,605
Other Non-Current Liabilities	515	362
Total Liabilities	10,770	10,267

Shareholders’ Deficiency:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 1,004 shares at June 30, 2019 and 1,002 shares at December 31, 2018	$1	$1
Capital in Excess of Par Value	6,724	6,711
Retained Deficit	(9,468)	(8,671)
Accumulated Other Comprehensive Loss	(1,683)	(1,746)
Weatherford Shareholders’ Deficiency	(4,426)	(3,705)
Noncontrolling Interests	37	39
Total Shareholders’ Deficiency	(4,389)	(3,666)
Total Liabilities and Shareholders’ Deficiency	$6,381	$6,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Cash Flows From Operating Activities:
Net Loss	$(789)	$(501)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities:
Depreciation and Amortization	239	291
Goodwill Impairment	331	—
Employee Share-Based Compensation Expense	14	27
Long-Lived Asset Impairments	20	92
Inventory Write-off and Other Related Charges	18	64
Asset Write-Downs and Other Charges	40	17
Gain on Sale Businesses, Net	(112)	—
Bond Tender and Call Premium	—	34
Currency Devaluation Charges	—	37
Warrant Fair Value Adjustment	—	(56)
Other, Net	28	(45)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(84)	(78)
Inventories	(87)	(7)
Other Current Assets	(93)	(35)
Accounts Payable	(3)	(81)
Accrued Litigation and Settlements	(9)	(23)
Other Current Liabilities	(25)	(28)
Other, Net	34	(23)
Net Cash Used in Operating Activities	(478)	(315)

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(114)	(86)
Acquisitions of Businesses, Net of Cash Acquired	—	4
Acquisition of Intellectual Property	(9)	(7)
Proceeds from Sale of Assets	45	50
Proceeds from Sale of Businesses, Net	301	25
Net Cash Provided by (Used in) Investing Activities	223	(14)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	—	588
Repayments of Long-term Debt	(17)	(455)
Borrowings of Short-term Debt, Net	298	87
Bond Tender Premium	—	(34)
Other Financing Activities	(12)	(14)
Net Cash Provided by Financing Activities	269	172
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	(41)

Net Increase (Decrease) in Cash and Cash Equivalents	16	(198)
Cash and Cash Equivalents at Beginning of Period	602	613
Cash and Cash Equivalents at End of Period	$618	$415

Supplemental Cash Flow Information:
Interest Paid	$224	$273
Income Taxes Paid, Net of Refunds	$51	$66

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” “Weatherford” or “Weatherford Ireland”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments, consisting of normal recurring adjustments, which in our opinion, are considered necessary to present fairly our Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018. When using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the law of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019 for which we expect to file the related Annual Report on Form 10-K as an accelerated filer, our first period affected by the change in filing status based on our public float as of the last business day of our second fiscal quarter of 2019.
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

Reclassifications

Certain reclassifications of the financial statements and accompanying footnotes for the three and six months ended June 30, 2018 have been made to conform to the presentation for the three and six months ended June 30, 2019. See “Note 3 – New Accounting Pronouncements” for additional details regarding accounting changes impacting the Condensed Consolidated Financial Statements.

2. Chapter 11 Proceedings and Ability to Continue as a Going Concern

Voluntary Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

On July 1, 2019, Weatherford Ireland, Weatherford International Ltd. (“Weatherford Bermuda”), and Weatherford International, LLC (“Weatherford Delaware”) (collectively, “Weatherford Parties,” or “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors have obtained joint administration of their Chapter 11 cases under the caption In re Weatherford International plc, et al., Case No. 19-33694 (“Cases”). On June 28, 2019, the Debtors commenced a solicitation for acceptance of their prepackaged plan of reorganization (“Plan”) by causing the Plan and the corresponding disclosure statement to be distributed to certain creditors of the Company.

Weatherford Ireland anticipates filing a petition under the Irish Companies Act 2014 in Ireland (“Irish Examinership Proceeding”) following confirmation of the Plan by the Bankruptcy Court to seek approval for its scheme of arrangement. The filing of the Irish Examinership Proceeding will commence a 100 calendar day protection period under Irish law, during which Weatherford Ireland will have the benefit of protection against enforcement and other actions by its creditors. Weatherford Ireland intends to continue operating its business in the ordinary course during the protection period.

Weatherford Bermuda has commenced provisional liquidation proceedings (“Bermuda Proceedings”) pursuant to the Bermuda Companies Act 1981 by presenting a winding up petition to the Supreme Court of Bermuda (“Bermuda Court”). The Bermuda Court appointed a provisional liquidator who acts as an officer of the Bermuda Court, and is required under the Bermuda Court’s order to report from time to time on the progress of the Bermuda Proceedings. The provisional liquidator will have the power to oversee Weatherford Bermuda’s restructuring process. The Debtors’ management team and board of directors will remain in control of Weatherford Bermuda’s day-to-day operations and its Cases. The appointment of the provisional liquidator provided an automatic statutory stay of proceedings in Bermuda against Weatherford Bermuda and its assets. On the return date of September 6, 2019 for the Bermuda petition – similar to a second day hearing in a Chapter 11 proceeding – Weatherford Bermuda will seek to postpone its petition for a specified period, while the U.S. Bankruptcy Court and the Irish Examiner administer its Cases. Before the Debtors emerge from Chapter 11, Weatherford Bermuda may, along with the provisional liquidator and subject to the direction of the Bermuda Court, convene meetings of the impaired creditors in order to consider and approve, if appropriate, a scheme of arrangement pursuant to the Bermuda Companies Act 1981. It is anticipated that a the terms of the scheme will mirror the terms of the Plan and once properly approved, is a mechanism for ensuring that all of  the impaired creditors of Weatherford Bermuda are bound by the terms of the Plan.

Our remaining non-debtor affiliates that have not filed voluntary petitions under the Plan will continue operating their businesses and facilities without disruption to customers, vendors, partners or employees. The Plan and requested first day relief provide that vendors and other unsecured creditors who continue to work with the non-debtor affiliates on existing terms will be paid in full and in the ordinary course of business (in the case of creditors of the Debtors, following consummation of the Plan). All existing customer and vendor contracts are expected to remain in place and be serviced in the ordinary course of business.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Cases. All of the Debtors’ prepetition unsecured senior notes are subject to compromise and treatment under the Bankruptcy Code. Since the commencement of the Cases, the Debtors have continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Restructuring Support Agreement

On May 10, 2019, the Debtors entered into the Restructuring Support Agreement (“RSA”) with certain holders of our unsecured notes (“Consenting Creditors”). The RSA sets forth, subject to certain conditions, the terms of the capital financial restructuring of the Company (“Transaction”) and, as of July 12, 2019, includes the commitment of Consenting Creditors holding over 80% in aggregate principal amount of our outstanding unsecured notes.

The Transaction will be approved through the confirmation of the Plan filed in the Cases.

The RSA contemplates a comprehensive deleveraging of our balance sheet and a reduction of approximately $5.85 billion of our funded debt and provides, in pertinent part, as follows (as further described in later paragraphs):

•
Our existing unsecured notes will be cancelled and exchanged for 99% of the ordinary shares of the reorganized Company (“New Common Stock”) and $1.25 billion of new tranche B senior unsecured notes to be issued by the reorganized Company with a seven-year maturity. Holders shall have the option to convert up to $500 million of the tranche B unsecured notes to New Common Stock at the mid-point of plan equity value. The tranche B unsecured notes will be pari passu with the tranche A senior unsecured notes.

•
Our existing secured funded debt and unsecured revolving credit facility debt will be repaid in full in cash in connection with the Transaction. The secured funded debt was repaid in full on July 3, 2019.

•	All trade claims against the Company whether arising prior to or after the commencement of the Cases will be paid in full in the ordinary course of business.

•	Our existing equity will be cancelled and exchanged for 1% of the New Common Stock and three-year warrants to purchase 10% of the New Common Stock.

•
Our DIP Credit Agreement will be repaid or refinanced in full upon completion of the Transaction through the Company’s entry into a first lien exit revolving credit facility in the principal amount of up to $1.0 billion and issuance of up to $1.25 billion of new tranche A senior unsecured notes with a five-year maturity (the “Tranche A Notes”), which will be fully backstopped by the Consenting Creditors. On July 1, 2019, the Weatherford Parties entered into the backstop commitment agreement and on July 3, 2019, the Weatherford Parties entered into the DIP Credit Agreement.

The RSA includes certain milestones for the progress of the Cases, which include the dates by which the Weatherford Parties are required to, among other things, obtain certain court orders and complete the Transaction. In addition, the parties to the RSA will have the right to terminate the RSA and their support for the Transaction under certain circumstances, including, in the case of the Weatherford Parties, if the board of directors of any Weatherford Party determines in good faith that performance under the RSA would be inconsistent with its fiduciary duties. Accordingly, no assurance can be given that the Transaction described in the RSA will be completed.

Payments Due on Certain Indebtedness

The Debtors’ 7.75% Senior Notes due 2021, 8.25% Senior Notes due 2023 and 6.80% Senior Notes due 2037 (together, “Certain Senior Notes”) provide for an aggregate $69 million interest payment that became due on June 15, 2019. The applicable indenture governing the Certain Senior Notes provides a 30-day grace period that extended the latest date for making this interest payment to July 16, 2019, before an event of default would occur under the applicable indenture. The Debtors elected to not make this interest payment on the due date and to utilize the 30-day grace period provided by the indentures. As of June 30, 2019, there was no event of default. As a result of filing the Cases on July 1, 2019, an event of default occurred under each indenture governing these unsecured notes, which automatically accelerated maturity of the principal, plus any accrued and unpaid interest, on such series of unsecured notes and certain other obligations of the Debtors. Any efforts to enforce such payment obligations under the unsecured notes or other accelerated obligations of the Debtors are automatically stayed as a result of the Cases, and the creditors’ rights of enforcement in respect of the unsecured notes and other accelerated obligations of the Debtors are subject to the applicable provisions of the Bankruptcy Code. The interest and principal on this indebtedness remains unpaid as of this report date.

The Debtors’ Term Loan Agreement required a quarterly payment of $12.5 million plus interest that became due on June 30, 2019 and was unpaid as of June 30, 2019. On July 1, 2019, the Debtors and the Term Loan Lenders entered into a Term Loan Forbearance Agreement where the lenders agreed to forbear from exercising their rights and remedies available to them, including the right to accelerate any indebtedness, for a specified period of time. As of July 3, 2019, all unpaid principal and interest under the Term Loan Agreement were repaid in full. See discussion below.

Forbearance Agreements

On July 1, 2019, the Debtors and the Credit Agreement Lenders under the Amended and Restated Credit Agreement (the “A&R Credit Agreement”), dated as of May 9, 2016, among WOFS Assurance Limited and Weatherford Bermuda, as borrowers, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto entered into a forbearance agreement (the “Credit Agreement Forbearance Agreement”) with respect to certain defaults under the A&R Credit Agreement, including those arising from the Debtors’ commencement of the Cases. Specifically, under the Credit Agreement Forbearance Agreement, the Credit Agreement Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. Under the terms of the Credit Agreement Forbearance Agreement, the Debtors paid a fee for the ratable account of the Credit Agreement Lenders in an amount equal to 0.25% on the outstanding principal amount of the loans and total letter of credit exposure under the A&R Credit Agreement. Additionally, (i) to the extent such entities were not already guarantors under the Credit Agreement, all subsidiaries of the Company who are guarantors under the DIP Credit Agreement (defined below) joined as guarantors under the Credit Agreement and (ii) all U.S. and Canadian subsidiaries of the Company granted a second lien security interest in favor of the Credit Agreement Lenders in the same assets that such U.S. and Canadian subsidiaries pledged a first lien security interest in under the DIP Credit Agreement; provided that the aggregate amount of the guaranteed obligations to be secured under the Credit Agreement did not exceed $100 million; and provided, further, that if the obligations under the A&R Credit Agreement are not paid in full by November 30, 2019, such second lien security interest of the Credit Agreement Lenders shall automatically transition from second liens to pari passu liens with the liens under the DIP Credit Agreement.

On July 1, 2019, the Debtors and the Term Loan Lenders under the Term Loan Agreement, dated as of May 4, 2016, among Weatherford Bermuda, as borrower, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”) entered into a forbearance agreement (the “Term Loan Forbearance Agreement”) with respect to certain defaults under the Term Loan Agreement. Specifically, under the Term Loan Forbearance Agreement, the Term Loan Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. On July 3, 2019, the Company repaid its outstanding indebtedness under the Term Loan.

On July 1, 2019, the Debtors and the 364-Day Lenders under the 364-Day Revolving Credit Agreement, dated August 16, 2018, among Weatherford Bermuda, as borrower, the other borrowers party thereto, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (“364-Day Credit Agreement”) entered into a forbearance agreement (the “364-Day Revolving Forbearance Agreement”) with respect to certain defaults under the 364-Day Credit Agreement. Specifically, under the 364-Day Revolving Forbearance Agreement, the 364-Day Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. On July 3, 2019, the Company repaid its outstanding indebtedness under the 364-Day Revolving Credit Agreement.

On July 1, 2019, the Debtors and three lenders under the DIP Credit Agreement (the “Swap Counterparties”) each party to a hedging agreement with Weatherford Bermuda for the purpose of hedging foreign currency exposure incurred by the Weatherford Parties (each, a “Swap Agreement” and, collectively, the “Swap Agreements”) entered into a consent to swap agreement termination forbearance (the “Swap Forbearance Agreement”) with respect to certain defaults under the Swap Agreements. Specifically, under the Swap Forbearance Agreement, the Swap Counterparties agreed to forbear from exercising their rights and remedies available to them due to certain Events of Default and Termination Events defined in the agreements for a specified period of time. On July 3, 2019, the Weatherford Parties entered into amended and restated Swap Agreements with such Swap Counterparties to govern existing and future foreign currency transactions entered into with such Swap Counterparties.

Backstop Commitment Agreement

On July 1, 2019, the Weatherford Parties and the commitment parties thereto (the “Commitment Parties”) entered into a Backstop Commitment Agreement. Pursuant to the terms of the Debtors’ Plan, and subject to approval by the Bankruptcy Court in connection with confirmation of the Plan, the Company intends to offer to holders of its existing unsecured notes, including the Commitment Parties, subscription rights to purchase the Tranche A Notes in aggregate principal amount of $1.25 billion, upon the Company’s emergence from bankruptcy.

Subject to the terms and conditions contained in the Backstop Commitment Agreement, the Consenting Creditors have committed to purchase any Tranche A Notes that are not duly subscribed for pursuant to the rights offering at a price equal to $1,000 per $1,000 in principal amount of the Tranche A Notes purchased by such Commitment Party. As consideration for the commitment by the Commitment Parties, the Weatherford Parties made an aggregate payment in an amount equal to $62.5 million in cash to the Commitment Parties. Except under certain circumstances set forth in the Backstop Commitment Agreement, such payment is non-refundable, regardless of the principal amount of unsubscribed Tranche A Notes (if any) purchased by the Commitment Parties.

The transactions contemplated by the Backstop Commitment Agreement are conditioned upon the satisfaction or waiver of customary conditions for transactions of this nature, including, without limitation, that (i) the Bankruptcy Court shall have approved the rights offering, (ii) the Bankruptcy Court shall have confirmed the Plan and (iii) the rights offering shall have been conducted, in all material respects, in accordance with the approval of the Bankruptcy Court, the Plan and the Backstop Commitment Agreement attached as an exhibit thereto.

Debtor-in-Possession Credit Agreement

On July 3, 2019, the Weatherford Parties entered into a senior secured superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”). The DIP Credit Agreement has two debtor-in-possession (“DIP”) facilities to provide liquidity during the pendency of the Cases. The facilities consist of (a) a DIP revolving credit facility in the principal amount of up to $750 million provided by banks or other lenders and (b) a DIP term loan facility in the amount of up to $1.0 billion, which is fully backstopped by the Consenting Creditors. The DIP Credit Agreement will mature on the earlier of (i) the date that is 12 months after the Weatherford Parties’ entry into the DIP Credit Agreement or (ii) the date of completion of the Transaction. The DIP Credit Agreement bears interest (i) with respect to Eurodollar borrowings, based on an adjusted LIBOR rate plus an applicable margin of 3.00%, with a 0.00% LIBOR floor and (ii) with respect to alternate base rate borrowings, a base rate plus an applicable margin of 2.00%. In addition to paying interest on outstanding principal amounts under the DIP Credit Agreement, the Debtors will be required to pay an unused commitment fee to the revolving facility lenders in respect of the unutilized DIP revolving facility commitments at a rate equal to 0.375% per annum on the average daily amount of the unutilized revolving facility commitments.

The DIP Credit Agreement has a minimum liquidity covenant of $150 million and is secured by substantially all the personal assets and properties of the Debtors and certain of their subsidiaries. The DIP Credit Agreement is also guaranteed on an unsecured basis by certain other subsidiaries of the Debtors.

On July 3, 2019, the Debtors borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds of the borrowings under the DIP Credit Agreement were used to repay certain prepetition indebtedness, cash collateralize certain obligations with respect to letters of credit and similar instruments and finance the working capital needs and general corporate purposes of the Debtors and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement. In addition, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 11 – Short-term Borrowings and Other Debt Obligations” for additional details.

Prepetition Charges

Expenses, gains and losses that are realized or incurred before July 1, 2019 and in relation to the Cases are recorded under the caption “Prepetition Charges” on our Condensed Consolidated Statements of Operations. These charges were $76 million in the second quarter ended June 30, 2019 and $86 million for the six months ended June 30, 2019, and primarily consisted of professional and other fees related to the Cases.

Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern

Our bond and share price decline, as well as our declining credit ratings, have over time increased the level of uncertainty in our business and have impacted various key stakeholders, including our employees, our customers and suppliers, and our key lenders. Continued weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. In order to decrease our level of indebtedness and maintain the liquidity at levels we believed would be sufficient to meet our commitments, we undertook a number of actions, including minimizing capital expenditures and further reducing our recurring operating expenses. Ultimately, we concluded, even after taking these actions, we would not have sufficient liquidity to satisfy our debt service obligations and meet other financial obligations as they came due. As a result, on May 10, 2019, we announced the Company’s execution of the RSA and on July 1, 2019 the Debtors filed the Cases. We expect the DIP Credit Agreement should provide sufficient liquidity for the Company during the pendency of the Cases.

Industry conditions and the risks and uncertainties associated with the Cases, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplate the continuation of the Company as a going concern. There are no assurances that the Transaction as described in the RSA and the Plan will be completed successfully.

As of June 30, 2019, our unaudited Condensed Consolidated Financial Statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. In addition, our unaudited Condensed Consolidated Financial Statements do not reflect any adjustments related to bankruptcy or liquidation accounting.

Appeal of New York Stock Exchange Determination to Delist our Ordinary Shares

Our ordinary shares are registered on the New York Stock Exchange (the “NYSE”) and were previously traded on the NYSE under the symbol “WFT.” As a result of our failure to satisfy the continued listing requirements of the NYSE, on May 13, 2019, the NYSE suspended trading in our ordinary shares and commenced procedures to delist us, which the Company has appealed. Following the NYSE’s suspension of trading of our ordinary shares, the Company’s ordinary shares commenced trading on the OTC Bulletin Board or “pink sheets” market on May 14, 2019 under the symbol “WFTIF.” After filing the Cases on July 1, 2019, our ordinary shares began trading under the symbol “WFTIQ.”

3. New Accounting Pronouncements

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

We elected to adopt Topic 842 using the modified retrospective approach. As such, comparative financial information for prior periods has not been restated and continues to be reported under the previous accounting guidance for those periods. We did not elect the hindsight practical expedient. See “Note 10 – Leases” for additional lease information and practical expedients elected.

The impact of Topic 842 on our consolidated balance sheet beginning January 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases (previously referred to as capital leases) remains substantially unchanged. Amounts recognized at January 1, 2019 for operating leases were as follows:

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

In July 2017, the FASB issued ASU 2017-11, Part I Accounting for Certain Financial Instruments with Down Round Features, which amends the accounting for certain equity-linked financial instruments and states a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. For an equity-linked financial instrument no longer accounted for as a liability at fair value, the amendments require a down round to be treated as a dividend and as a reduction of income available to ordinary shareholders in basic earnings per share. We adopted this standard in the first quarter of 2019 on a retrospective basis and the adoption did not have a significant impact on our Condensed Consolidated Financial Statements.

Accounting Standards Issued Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The ASU is effective for the fiscal year ending December 31, 2020, but early adoption is permitted. The ASU is required to be applied retrospectively. This new standard will not have a significant impact on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The ASU is effective beginning with the first quarter of 2020, and early adoption is permitted. The ASU is required to be applied retrospectively, except the new Level 3 disclosure requirements which are applied prospectively. We evaluated the impact of this new standard and concluded that the adoption of the ASU will not have a significant impact on our Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The guidance requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance applies to (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (ii) loan commitments and other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income, and (iv) beneficial interests in securitized financial assets. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We will adopt the new standard on the effective date of January 1, 2020 and are evaluating the effect, if any, that the guidance will have on our Condensed Consolidated Financial Statements and related disclosures.

4.  Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first six months of 2019, we sold accounts receivable of $162 million and recognized a loss of $1 million on these sales. We received cash proceeds totaling $152 million. In the first six months of 2018, we sold accounts receivable of $188 million and recognized a loss of $1 million. We received cash proceeds totaling $181 million. Our factoring transactions in the first six months of 2019 and 2018 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Our accounts receivable factoring arrangements are subject to additional limitations as result of entering into the DIP Credit Agreement and Credit Agreement Forbearance Agreement, where (a) net cash proceeds from U.S. and Canadian entities will pay down the DIP Credit Agreement and (b) net cash proceeds from other countries up to $75 million in a calendar quarter can be retained for the Company (with any excess to prepay the DIP Credit Agreement). This factoring limitation begins in the third quarter of 2019.

5.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	June 30, 2019	December 31, 2018
Raw materials, components and supplies	$146	$131
Work in process	64	47
Finished goods	871	847
	$1,081	$1,025

6.  Business Combinations and Divestitures

Acquisitions

In the first six months of 2019, we made no acquisitions of businesses.

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

Divestitures

On April 30, 2019, we completed the sale of our Reservoir Solutions business, also known as our laboratory services business to Oil & Gas Labs, LLC, an affiliate of CSL Capital Management, L.P., for an aggregate purchase price of $206 million in cash, subject to escrow release and customary post-closing working capital adjustments. The business disposition included our laboratory and geological analysis business, including the transfer of substantially all personnel and associated contracts related to the business. We recognized a gain of $117 million and divested a carrying amount of $61 million in net assets previously included in held for sale.

On April 30, 2019, we completed the sale of our surface data logging business to Excellence Logging for $50 million in total consideration, subject to customary post-closing working capital adjustments. The business disposition included our surface data logging equipment, technology and associated contracts related to the business. We recognized an insignificant loss and divested a carrying amount of $34 million in net assets previously included in held for sale.

In the first quarter of 2019, we completed the final closings in a series of closings pursuant to the purchase and sale agreements (“Agreements”) entered into with ADES International Holding Ltd. (“ADES”). We entered into the Agreements in July of 2018 to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia, as well as two idle land rigs in Iraq, for an aggregate purchase price of $287.5 million. We received gross proceeds of $72 million in the first quarter of 2019. The ADES sale was subject to regulatory approvals, consents and other customary closing conditions, including potential adjustments based on working capital, net cash, loss or destruction of rigs and drilling contract backlog. The $11 million ADES advance of the purchase price held in escrow as of December 31, 2018 was released in the first quarter of 2019 as a credit towards the purchase price. The loss on the sale of land drilling rigs operations recognized in the first quarter of 2019 was $6 million and divested a carrying amount of $66 million in net assets previously included in held for sale. The Agreements divest a majority of our land drilling rig operations.

In the first quarter of 2018, we completed the sale of our continuous sucker rod service business in Canada for a purchase price of $25 million and recognized a gain of $2 million. The carrying amounts of the major classes of assets divested total $23 million and included PP&E, allocated goodwill and inventory.

Held for Sale

During the second quarter of 2019, we reclassified remaining land drilling rigs held for sale assets of $53 million to assets held for use. We continue to pursue options to sell all of our remaining land drilling rigs operations however the time required to close the recent land drilling rigs sales indicate that we may not be able to conclude that a sale is probable to occur in an appropriate timeline. At June 30, 2019, assets qualifying as held for sale were insignificant.

At December 31, 2018, assets qualifying as held for sale totaled $265 million and liabilities held for sale totaled $17 million. These amounts primarily consisted of our surface data logging and laboratory services business held for sale (which was completed as of April 30, 2019) and our remaining land drilling rigs operations held for sale (which the unsold portions were reclassified back to held for use in the second quarter of 2019).

7.  Long-Lived Asset Impairments

We recognized long-lived asset impairments of $13 million and $20 million, respectively, for the three and six months ended June 30, 2019, and $92 million for the three and six months ended June 30, 2018, to write-down our assets to the lower of carrying amount or fair value less cost to sell for our land drilling rigs. The impairments were primarily related to our Western Hemisphere segment in the second quarter of 2019 and Eastern Hemisphere in the first quarter of 2019. The impairments recognized for the three and six months ended June 30, 2018, were comprised of $37 million from our Western Hemisphere segment and $55 million from our Eastern Hemisphere segment. During the second quarter of 2019, we reclassified our remaining land drilling rigs assets back into held for use.

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

8.  Goodwill

For the second quarter ended June 30, 2019, our interim goodwill impairment tests indicated that goodwill for our Asia and Middle East/North Africa (“MENA”) reporting units were impaired and as a result we incurred a goodwill impairment charge of $102 million. In the first quarter ended March 31, 2019 our interim goodwill impairment tests indicated that goodwill for our North America reporting unit was impaired and as a result we incurred a goodwill impairment charge of $229 million. The impairment indicators during the first and second quarters of 2019 were a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and forecasted growth in North America, Asia and MENA reporting units. Our cumulative impairment loss for goodwill was $3.0 billion at June 30, 2019. The changes in the carrying amount of goodwill by reporting segment at June 30, 2019, are presented in the following table.

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2018	$494	$219	$713
Impairment	(229)	(102)	(331)
Reclassification from held for sale	4	—	4
Foreign currency translation adjustments	12	5	17
Balance at June 30, 2019	$281	$122	$403

Goodwill Impairment Assessment Factors

We perform an impairment test for goodwill annually as of October 1 or more frequently if indicators of potential impairment exist that would more likely than not reduce the fair value of the reporting unit below its carrying value. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including, but not limited to, (i) the results of our impairment testing at the prior annual impairment testing date, in particular the magnitude of the excess of fair value over carrying value, (ii) changes in market conditions, (iii) downward revisions to internal forecasts, and the magnitude thereof, if any, (iv) decline in our market capitalization below our book value, and the magnitude and duration of those declines, if any.

Our share price has historically experienced volatility as a result of industry-wide and macroeconomic factors, including global oil prices and rig counts. In addition, our financial results and our inability to meet our Transformation Plan (as defined in “Note 9 – Transformation, Facility Restructuring and Severance Charges”) initiatives in the magnitude and desired time-frame, contributed to the NYSE suspension of the trading in our ordinary shares and commencement of procedures to delist our shares, which the Company has appealed. These circumstances, along with the filing of the Cases, prompted us to evaluate whether circumstances had changed that would more likely than not reduce the fair value of one or more of our reporting units below their carrying amount as of June 30, 2019. While conducting this evaluation, we considered macroeconomic and industry conditions, including the outlook for exploration and production spending by our customers, the magnitude and declines in our market capitalization and overall financial performance of each of our reporting units. We also considered whether there were any changes in our long-term forecasts, which are impacted by assumptions about the future commodity pricing and supply and demand for our goods and services, all of which require considerable judgment in estimation.

For the second quarter ended June 30, 2019, our interim goodwill impairment tests indicated that goodwill for our Asia and MENA reporting units were impaired and as a result we incurred a goodwill impairment charge of $102 million. We impaired our entire balance of our MENA reporting unit by recognizing a $43 million impairment charge.

While we believe that we will continue to operate in the ordinary course during our bankruptcy process and upon emergence from Chapter 11 bankruptcy proceedings, our estimates of fair values are sensitive to inputs to the valuation approaches, including our forecasts of revenues and earnings growth. There can be no assurances that changes to our inputs would not result in a material impairment of goodwill.

9. Transformation, Facility Restructuring and Severance Charges

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

The cost reduction plans before the Transformation Plan (“Prior Plans”) included a workforce reduction and other cost reduction measures initiated across our geographic regions due to the ongoing low levels of exploration and production spending. The plans were initiated to reduce our overall cost structure and workforce to better align with current activity levels of exploration and production.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $20 million and $40 million in the second quarter and first six months of 2019, respectively, which include severance charges of $1 million and $3 million, respectively, other restructuring charges of $15 million and $29 million, respectively, and restructuring related asset charges of $4 million and $8 million, respectively. Other restructuring charges in both periods included contract termination costs, relocation and other associated costs.

In the second quarter and first six months of 2018 we recognized restructuring charges of $38 million and $63 million, respectively, which included severance charges of $29 million and $40 million, respectively and other restructuring charges of $9 million and $23 million, respectively.

The following tables present the components of restructuring charges by segment for the second quarter and first six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$1	$9	$10
Eastern Hemisphere	—	2	2
Corporate	—	8	8
Total	$1	$19	$20

	Three Months Ended June 30, 2018
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$11	$2	$13
Eastern Hemisphere	14	4	18
Corporate	4	3	7
Total	$29	$9	$38

	Six Months Ended June 30, 2019
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$2	$13	$15
Eastern Hemisphere	1	6	7
Corporate	—	18	18
Total	$3	$37	$40

	Six Months Ended June 30, 2018
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$15	$2	$17
Eastern Hemisphere	18	9	27
Corporate	7	12	19
Total	$40	$23	$63

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to liabilities accrued as part of the 2016-17 and 2016 Plans that will be paid pursuant to the respective arrangements and statutory requirements.

	At June 30, 2019
	Transformation Plan		Prior Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
Western Hemisphere	$3	$2	$1	$2	$8
Eastern Hemisphere	2	—	1	2	5
Corporate	—	6	3	—	9
Total	$5	$8	$5	$4	$22

The following table presents the restructuring liability activity for the first six months of 2019. In the first quarter of 2019, we reclassified $12 million of restructuring cease-use liability to the initial ROU asset in accordance with the adoption of Topic 842.

		Six Months Ended June 30, 2019
(Dollars in millions)	Accrued Balance at December 31, 2018	Charges	Cash Payments	Other	Accrued Balance at June 30, 2019
Transformation Plan
Severance liability	$18	$3	$(14)	$(2)	$5
Other liability	16	29	(34)	(3)	8

Prior Plans
Severance liability	6	—	(2)	1	5
Other liability	19	—	(2)	(13)	4
Total severance and other liability	$59	$32	$(52)	$(17)	$22

10. Leases

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

The unmanned equipment that we lease to customers as operating leases consists primarily of drilling rental tools and artificial lift pumping equipment. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. See “Note 18 – Revenues” for additional details on our equipment rental revenues.

Finance leases are recorded net of $48 million in accumulated amortization as of June 30, 2019.

(Dollars in millions)	Classification	June 30, 2019
Balance Sheet Components:
Assets
Operating	Other Non-Current Assets	$280
Finance	Property Plant and Equipment, Net	58
Total leased assets		$338

Liabilities
Current
Operating	Other Current Liabilities	$95
Finance	Short-term Borrowings and Current Portion of Long-term Debt	10

Non-Current
Operating	Other Non-Current Liabilities	209
Finance	Long-term Debt	64
Total lease liabilities		$378

(Dollars in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Expense Components:
Operating lease expense	$29	$59
Short-term and variable lease expense	28	48
Finance lease expense: Amortization of ROU assets and interest on lease liabilities	3	6
Sublease income	(1)	(3)
Total lease expense	$59	$110

	Operating	Finance
(Dollars in millions)	Leases	Leases
Maturity of Lease Liabilities as of June 30, 2019:
2019	$77	$6
2020	95	13
2021	74	11
2022	48	11
2023	27	11
After 2023	170	38
Total Lease Payments	491	90
Less: Interest	187	16
Present Value of Lease Liabilities	$304	$74

(Dollars in millions except years and percentages)	Six Months Ended June 30, 2019
Other Supplemental Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$57
Operating cash outflows from finance leases	$2
Financing cash outflows from finance leases	$4

ROU assets obtained in exchange of new operating lease liabilities	$35
Loss on sale leaseback transactions (short-term) (a)	$36

Weighted-average remaining lease term (years)
Operating leases	6.8
Finance leases	7.5

Weighted-average discount rate (percentages)
Operating leases	13.6%
Finance leases	5.7%
(a) Included in “Asset Write-Downs and Other” of our Condensed Consolidated Statements of Operations and “Other, Net” of
adjustments to net loss of our Condensed Consolidated Statements of Cash Flows.

11.  Short-Term Borrowings and Other Debt Obligations

(Dollars in millions)	June 30, 2019	December 31, 2018
364-Day Credit Agreement	$317	$317
A&R Credit Agreement	305	—
Other Short-term Loans	—	9
Current Portion of Long-term Debt (includes Term Loan Agreement)	308	57
Short-term Borrowings and Current Portion of Long-term Debt	$930	$383

Revolving Credit Agreements and Term Loan Agreement

At June 30, 2019, we have two revolving credit agreements with total commitments of $846 million, comprised of an unsecured senior revolving credit agreement (the “A&R Credit Agreement”) in the amount of $529 million, and a Secured Second Lien 364-Day Revolving Credit Agreement (the “364-Day Credit Agreement” and, together with the A&R Credit Agreement, the “Revolving Credit Agreements”) in the amount of $317 million. At June 30, 2019, we have principal borrowings of $298 million under the Term Loan Agreement. We collectively refer to our Revolving Credit Agreements and Term Loan Agreement as the “Credit Agreements.” Under the terms of the A&R Credit Agreement, commitments of $226 million from non-extending lenders matured on July 12, 2019 and commitments of $303 million from extending lenders will mature on July 13, 2020.

The Term Loan Agreement required a quarterly payment of $12.5 million plus interest that became due on June 30, 2019 and was unpaid as of June 30, 2019. On July 1, 2019, the Debtors and the Term Loan Lenders entered into a Term Loan Forbearance Agreement where the lenders agreed to forbear from exercising their rights and remedies available to them, including the right to accelerate any indebtedness, for a specified period of time.

Loans under the Credit Agreements were subject to varying interest rates based on whether the loan is a Eurodollar or alternate base rate loan. We also incurred a quarterly facility fee on the amount of the A&R Credit Agreement. For the three months ended June 30, 2019, the interest rate for the A&R Credit Agreement was LIBOR plus a margin rate of 3.55% for extending lenders and LIBOR plus a margin rate of 2.80% for non-extending lenders. For the three months ended June 30, 2019, the interest rate for borrowings under our Term Loan Agreement and 364-Day Credit Agreement were LIBOR plus a margin rate of 2.30% and LIBOR plus a margin rate of 3.05%, respectively.

Our Credit Agreements contain customary events of default, including in the event of our failure to comply with our financial covenants. We must also maintain a leverage ratio of no greater than 2.5 to 1, a leverage and letters of credit ratio of no greater than 3.5 to 1, an asset coverage ratio of at least 4.0 to 1 and a current asset coverage ratio of at least 2.1 to 1, in each case with the terms and definitions for the ratios as provided in the Credit Agreements. The Term Loan Agreement and 364-Day Credit Agreement require us to pledge assets as collateral in order to borrow under the credit facility. These were repaid in full on July 3, 2019 as described earlier. The filing of the Cases on July 1, 2019, constitutes an event of default that accelerated the Company’s obligations under each of the Credit Agreements, however forbearance agreements were obtained for each agreement and efforts to enforce payments under the Credit Agreements are automatically stayed as a result of the Cases. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding how the Plan and Transaction will impact the Credit Agreements.

On July 3, 2019, we repaid the outstanding principal and interest remaining under the Term Loan Agreement and 364-Day Credit Agreement with borrowings from our DIP Credit Agreement, leaving only the A&R Credit Agreement outstanding. We have reclassified the Term Loan Agreement balance to current maturities of long-term debt as of June 30, 2019. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding how the Plan and Transaction will impact the Credit Agreements.

Senior Notes and Tender Offers

The Debtors’ 7.75% Senior Notes due 2021, 8.25% Senior Notes due 2023 and 6.80% Senior Notes due 2037 (together, the “Certain Senior Notes”) provide for an aggregate $69 million interest payment that became due on June 15, 2019. The applicable indenture governing the Certain Senior Notes provides a 30-day grace period that extended the latest date for making this interest payment to July 16, 2019, before an event of default will occur under the applicable indenture. The Debtors elected to not make this interest payment on the due date and to utilize the 30-day grace period provided by the indentures. As of June 30, 2019, there was no event of default. As a result of filing the Cases on July 1, 2019, an event of default occurred under each indenture governing the unsecured notes, which automatically accelerated maturity of the principal, plus any accrued and unpaid interest, on such series of unsecured notes and certain other obligations of the Debtors. Any efforts to enforce such payment obligations under the unsecured notes or other accelerated obligations of the Debtors are automatically stayed as a result of the Cases, and the creditors’ rights of enforcement in respect of the unsecured notes and other accelerated obligations of the Debtors are subject to the applicable provisions of the Bankruptcy Code. The interest and principal on this indebtedness remains unpaid as of this report date.

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

Other Short-term Arrangements and Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At June 30, 2019, we had no short-term borrowings under these arrangements. In addition, we had $247 million of letters of credit under various uncommitted facilities and $166 million of letters of credit under the A&R Credit Agreement. At June 30, 2019, we have cash collateralized $113 million of our letters of credit, which is included “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets. On July 3, 2019, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details.

Fair Value of Short and Long-term Borrowings

The carrying value of our short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors including the events occurring after releasing our first quarter 2019 Form 10-Q (see “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details). Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued and will be less than the carrying value when the market rate is greater than the interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets. The discussion on fair value is continued at “Note 12 – Fair Value of Financial Instruments, Assets and Other Assets.” The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	June 30, 2019	December 31, 2018
Fair Value	$3,855	$4,455
Carrying Value	7,304	7,285

12.  Fair Value of Financial Instruments, Assets and Other Assets

Financial Instruments and Other Assets Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 13 – Derivative Instruments,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

Fair Value of Other Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, held-to-maturity investments, short-term borrowings and long-term debt. The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy. The fair value of our short-term and long-term borrowings are discussed in “Note 11 – Short-term Borrowings and Other Debt Obligations.”

As of June 30, 2019 and December 31, 2018, we have $50 million of held-to-maturity Angolan government bonds maturing in 2020. The carrying value of $50 million in both periods approximate their fair value as of June 30, 2019 and December 31, 2018. We assess whether an other-than-temporary impairment loss on the investment has occurred due to a decline in fair value or other market conditions. If the fair value of the security is below amortized cost and it is more likely than not that we will not be able to recover its amortized cost basis before its stated maturity, we will record an other-than-temporary impairment charge in the Condensed Consolidated Statements of Operations.

Non-recurring Fair Value Measurements - Impairments

In the first quarter and second quarter of 2019, our interim goodwill impairment tests indicated that our goodwill was impaired and as a result three of our reporting units was written down to its estimated fair value. The Level 3 fair values of our reporting units were determined using a combination of the income and market approach. The unobservable inputs to the income approach included each reporting unit’s estimated future cash flows and estimates of discount rates commensurate with the reporting unit’s risks. The market approach considered market multiples of comparable publicly traded companies to estimate fair value as a multiple of each reporting unit’s actual and forecasted earnings. See further discussion at “Note 8 – Goodwill.”

In the three and six months ended 2019, we recognized long-lived asset impairments to write-down our assets to the lower of carrying amount or fair value less cost to sell for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. The Level 3 fair values of the long-lived assets were determined using a combination of the market and income approach. See further discussion at “Note 7 - Long-Lived Asset Impairments.”

13.  Derivative Instruments

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

Warrant

During the fourth quarter of 2016, in conjunction with the issuance of 84.5 million ordinary shares, we issued a warrant that gave the holder the option to acquire an additional 84.5 million ordinary shares. The exercise price on the warrant was $6.43 per share and was exercisable prior to May 21, 2019 (option period lapsed and was not exercised as of May 21, 2019). The warrant was carried at fair value on the Condensed Consolidated Balance Sheets and changes in the fair value were reported through earnings. The warrant participated in dividends and other distributions as if the shares subject to the warrants were outstanding. In addition, the warrant permitted early redemption due to a change in control.

The warrant fair value was considered a Level 2 valuation and was estimated using the Black Scholes valuation model. Inputs to the model included Weatherford’s share price, volatility of our share price, and the risk-free interest rate. The fair value of the warrant was zero at June 30, 2019 and December 31, 2018. We recognized an insignificant amount of unrealized gain in the six months ended June 30, 2019 prior to its expiration and unrealized gains of $10 million and $56 million for the second quarter and six months ended June 30, 2018, respectively, with changes in fair value of the warrants recorded each period in “Warrant Fair Value Adjustment” on the accompanying Condensed Consolidated Statements of Operations.

Foreign Currency Forward Contracts

At June 30, 2019 and December 31, 2018, we had an estimated net current liability for the fair value of our outstanding foreign currency forward contracts of $1 million and $4 million, respectively, with notional amounts aggregating to $585 million and $435 million, respectively. These foreign currency forward contracts are not designated as hedges under ASU 2014-03, Derivatives and Hedging (Topic 815), and their notional amounts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

The changes in fair value of the contracts are recorded each period in “Other Expense, Net” on the accompanying Condensed Consolidated Statements of Operations. For the second quarter ended June 30, 2019 and June 30, 2018, we had a loss on the foreign currency forward contracts of $2 million and a loss of foreign currency forward contracts of $1 million, respectively. For the six months ended June 30, 2019, we had a gain on the foreign currency forward contracts of $3 million and for the six months ended June 30, 2018, we had no gain or loss.

Other Derivative Instruments

We may use interest rate swaps to help mitigate our exposures related to changes in the fair values of fixed-rate debt and to mitigate our exposure to variability in forecasted cash flows due to changes in interest rates. As of June 30, 2019, we did not have any fair value or cash flow hedges designated under ASU 2014-03. In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss is being amortized from “Accumulated Other Comprehensive Loss” to interest expense over the remaining term of the debt. See “Note 15 – Shareholders' (Deficiency) Equity” for additional information.

14. Disputes, Litigation and Contingencies

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain then current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the Foreign Corrupt Practices Act of 1977 and trade sanctions related to the U.S. government investigations disclosed in our SEC filings since 2007. Those shareholder derivative cases were filed in Harris County, Texas state court and consolidated under the caption Neff v. Brady, et al., No. 2010040764 (collectively referred to as the “Neff Case”). Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain then current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 201420933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss was granted May 15, 2015, and an appeal was filed on June 15, 2015. Following briefing and oral argument, on June 29, 2017, the Texas Court of Appeals denied in part and granted in part the shareholders’ appeal. The Court ruled that the shareholders lacked standing to bring claims that arose prior to the Company’s redomestication to Switzerland in 2009 and upheld the dismissal of those claims. The Court reversed as premature the trial court’s dismissal of claims arising after the redomestication and remanded to the trial court for further proceedings. On February 1, 2018, the individual defendants and nominal defendant Weatherford filed a motion for summary judgment on the remaining claims in the case. On February 13, 2018, the trial court dismissed with prejudice certain directors for lack of jurisdiction. The plaintiffs have appealed the jurisdictional ruling and the parties have jointly moved for a stay of the case during the pendency of the appeal and the appeal is now stayed during the pendency of the Cases. We cannot reliably predict the outcome of the remaining claims, including the amount of any possible loss.

Rapid Completions and Packers Plus Litigation

Several subsidiaries of the Company are defendants in a patent infringement lawsuit filed by Rapid Completions LLC (“RC”) in U.S. District Court for the Eastern District of Texas on July 31, 2015. RC claims that we and other defendants are liable for infringement of seven U.S. patents related to specific downhole completion equipment and the methods of using such equipment. These patents have been assigned to Packers Plus Energy Services, Inc., a Canadian corporation (“Packers Plus”), and purportedly exclusively licensed to RC. RC is seeking a permanent injunction against further alleged infringement, unspecified damages for infringement, supplemental and enhanced damages, and additional relief such as attorneys’ fees. The Company has filed a counterclaim against Packers Plus, seeking declarations of non-infringement, invalidity, and unenforceability of the four patents that remain asserted against the Company on the grounds of inequitable conduct. The Company is seeking attorneys’ fees and costs incurred in the lawsuit. The litigation was stayed, pending resolution of inter partes reviews (“IPR”) of each of the four patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”). On February 22, 2018, the PTAB issued IPR decisions finding that all of the claims of the ‘505, ‘634, and ‘774 patents that were challenged by the Company in the IPRs are invalid. On October 16, 2018, the PTAB issued an IPR decision finding that all of the claims of the ‘501 patent are invalid. RC appealed the decisions of the PTAB. On June 3, 2019, the Federal Circuit heard RC’s oral arguments on the appeal related to the ‘505, ‘634, and ‘774 patents and affirmed on June 6, 2019 the PTAB’s decision that the patents are invalid. We are awaiting the oral argument on RC’s appeal of the of the PTAB’s decision on the ‘501 patent.

On October 14, 2015, Packers Plus and RC filed suit in Federal Court in Toronto, Canada against the Company and certain subsidiaries alleging infringement of a related Canadian patent and seeking unspecified damages and an accounting of the Company’s profits. Trial on the validity of the Canadian patent was completed in March 2017. On November 3, 2017, the Federal Court issued its decision, wherein it concluded that the defendants proved that the patent-in-suit was invalid and dismissed Packers Plus and RC’s claims of infringement. On January 5, 2018, Packers Plus and RC filed their Notice of Appeal. The Company filed its responsive brief in June 2018. The hearing of the appeal took place on February 6, 2019, and on April 24, 2019, the appeal was dismissed in favor of Weatherford. Packers Plus and RC have filed an Application for Leave to the Supreme Court of Canada requesting that the Supreme Court hear their appeal from the appellate court’s decision. The Company will respond to the application by August 26, 2019.

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 were $29 million and $29 million, respectively.

Other Contingencies

We have minimum purchase commitments related to a supply contract and maintain a liability at June 30, 2019 for expected penalties to be paid of $24 million in “Other Current Liabilities” on our Condensed Consolidated Balance Sheets. Our minimum obligation for these commitments at December 31, 2018 was $46 million, of which $22 million was recorded in “Other Current Liabilities” and $24 million was recorded in “Other Non-Current Liabilities” on our Condensed Consolidated Balance Sheets.

15.  Shareholders’ (Deficiency) Equity

The following summarizes our shareholders’ equity activity for the second quarter of 2019 and 2018:

(Dollars in millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Deficiency
Balance at December 31, 2017	$1	$6,655	$(5,763)	$(1,519)	$55	$(571)
Net Income (Loss)	—	—	(245)	—	3	(242)
Other Comprehensive Income	—	—	—	5	—	5
Dividends Paid to Noncontrolling Interests	—	—	—	—	(4)	(4)
Equity Awards Granted, Vested and Exercised	—	17	—	—	—	17
Adoption of Intra-Entity Transfers of Assets Other Than Inventory and Revenue from Contracts with Customers	—	—	(97)	—	—	(97)
Other	—	4	—	—	(10)	(6)
Balance at March 31, 2018	1	6,676	(6,105)	(1,514)	44	(898)
Net Income (Loss)	—	—	(264)	—	5	(259)
Other Comprehensive Income	—	—	—	(165)	—	(165)
Dividends Paid to Noncontrolling Interests	—	—	—	—	(2)	(2)
Equity Awards Granted, Vested and Exercised	—	12	—	—	—	12
Balance at June 30, 2018	$1	$6,688	$(6,369)	$(1,679)	$47	$(1,312)

Balance at December 31, 2018	$1	$6,711	$(8,671)	$(1,746)	$39	$(3,666)
Net Income (Loss)	—	—	(481)	—	4	(477)
Other Comprehensive Income	—	—	—	33	—	33
Dividends Paid to Noncontrolling Interests	—	—	—	—	(5)	(5)
Equity Awards Granted, Vested and Exercised	—	8	—	—	—	8
Other	—	—	—	—	1	1
Balance at March 31, 2019	1	6,719	(9,152)	(1,713)	39	(4,106)
Net Income (Loss)	—	—	(316)	—	4	(312)
Other Comprehensive Income	—	—	—	30	—	30
Dividends Paid to Noncontrolling Interests	—	—	—	—	(6)	(6)
Equity Awards Granted, Vested and Exercised	—	5	—	—	—	5
Other	—	—	—	—	—	—
Balance at June 30, 2019	$1	$6,724	$(9,468)	$(1,683)	$37	$(4,389)

The following table presents the changes in our accumulated other comprehensive loss by component for the second quarter of 2019 and 2018:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2017	$(1,484)	$(26)	$(9)	$(1,519)

Other Comprehensive Income before Reclassifications	(161)	—	—	(161)
Reclassifications	—	1	—	1
Net activity	(161)	1	—	(160)

Balance at June 30, 2018	$(1,645)	$(25)	$(9)	$(1,679)

Balance at December 31, 2018	$(1,724)	$(14)	$(8)	$(1,746)

Other Comprehensive Income before Reclassifications	63	—	—	63
Reclassifications	—	—	—	—
Net activity	63	—	—	63

Balance at June 30, 2019	$(1,661)	$(14)	$(8)	$(1,683)

16. Share-Based Compensation

We recognized the following employee share-based compensation expense during the second quarter of 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Share-based compensation	$6	$14	$14	$27
Related tax benefit	—	—	—	—

During the first six months of 2019, we granted 76 thousand restricted share units at a weighted average grant date fair value of $0.90 per share. As of June 30, 2019, there was $22 million of unrecognized compensation expense related to our unvested restricted share grants and $6 million of unrecognized compensation expense related to our performance share units. This cost is expected to be recognized over a weighted average period of less than two years or until our emergence from bankruptcy, whichever is earlier.

Beginning in March 2019, we discontinued the use of equity awards as long-term incentive compensation.

17.  Earnings per Share

Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities and potentially dilutive shares. The following table presents our basic and diluted weighted average shares outstanding for the second quarter and the first six months of 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2019	2018	2019	2018
Basic and Diluted weighted average shares outstanding	1,004	997	1,003	995

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the second quarter and the first six months of 2019 and 2018 exclude potential shares for stock options, restricted shares, performance units, exchangeable notes, warrant outstanding and the Employee Stock Purchase Plan as we have net losses for those periods and their inclusion would be anti-dilutive. The following table discloses the number of anti-dilutive shares excluded for the second quarter and the first six months of 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2019	2018	2019	2018
Anti-dilutive potential shares due to net loss	211	250	231	250

18. Revenues

Revenue by Product Line and Geographic Region

The following tables disaggregate our product and service revenues from contracts with customers by major product line and geographic region for the second quarter and the first six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues Excluding Rental Revenues
Product Lines:
Production	$308	$65	$373
Completions	128	175	303
Drilling and Evaluation	126	173	299
Well Construction	97	153	250
Total	$659	$566	$1,225

	Three Months Ended June 30, 2018
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues Excluding Rental Revenues
Product Lines:
Production	$308	$86	$394
Completions	148	155	303
Drilling and Evaluation	141	180	321
Well Construction	87	230	317
Total	$684	$651	$1,335

	Six Months Ended June 30, 2019
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues Excluding Rental Revenues
Product Lines:
Production	$603	$161	$764
Completions	261	347	608
Drilling and Evaluation	268	357	625
Well Construction	196	300	496
Total	$1,328	$1,165	$2,493

	Six Months Ended June 30, 2018
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues Excluding Rental Revenues
Product Lines:
Production	$594	$181	$775
Completions	305	291	596
Drilling and Evaluation	297	374	671
Well Construction	188	446	634
Total	$1,384	$1,292	$2,676

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2018	2019	2018
Geographic Areas:
United States	$324	$346	$653	$691
Latin America	284	270	542	496
Canada	51	68	133	197
Western Hemisphere	659	684	1,328	1,384

Middle East & North Africa	270	356	578	719
Europe/Sub-Sahara Africa/Russia	215	219	431	441
Asia	81	76	156	132
Eastern Hemisphere	566	651	1,165	1,292

Total Product and Service Revenue before Rental Revenues	1,225	1,335	2,493	2,676
Equipment Rental Revenues	84	113	162	195
Total Revenues	$1,309	$1,448	$2,655	$2,871

The unmanned equipment that we lease to customers as operating leases consist primarily of drilling rental tools and artificial lift pumping equipment. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts.

Contract Balances

The following table provides information about receivables for product and services included in “Accounts Receivable, Net” at June 30, 2019 and December 31, 2018, respectively.

(Dollars in millions)	June 30, 2019	December 31, 2018
Receivables for Product and Services in Accounts Receivable, Net	$1,114	$1,051

Changes in the contract assets and liabilities balances during the period are as follows:

(Dollars in millions)	Contract Assets	Contract Liabilities
Balance at December 31, 2018	$4	$64
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	—	(44)
Increase due to consideration received, excluding amount recognized as revenue during the period	—	29
Increase due to revenue recognized during the period but contingent on future performance	12	—
Transferred to receivables from contract assets recognized at the beginning of the period	(11)	—
Adjustments due to changes in estimates or contract modifications	—	7
Balance at June 30, 2019	$5	$56

In the following table, estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of June 30, 2019 primarily relate to subsea services and an artificial lift contract. All consideration from contracts with customers is included in the amounts presented in the following table.

(Dollars in millions)	2019	2020	2021	2022	Thereafter	Total
Service Revenue	$62	$33	$18	$18	$19	$150

19. Income Taxes

We have determined that because small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for determining the quarterly provision for income taxes. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the second quarter and the first six months of 2019, we had a tax expense of $33 million and $45 million, respectively, on a loss before income taxes of $279 million and $744 million, respectively, compared to the second quarter and the first six months of 2018 tax expense of $26 million and $58 million, respectively on a loss before income taxes of $233 million and $443 million, respectively. The sum of goodwill impairment, prepetition charges, asset write-downs and other, transformation, facility restructuring and severance charges, and the net gain on sale of businesses resulted in no significant tax expense for the second quarter of 2019 and no significant tax benefit in the first six months of 2019, respectively. The tax expense for the second quarter and the first six months of 2019 and 2018 also includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

We are routinely under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $22 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

20. Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our Annual Report on Form 10-K.

	Three Months Ended June 30, 2019
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$719	$11	$45
Eastern Hemisphere	590	28	70
	1,309	39	115
Corporate General and Administrative		(32)	1
Goodwill Impairment (a)		(102)
Prepetition Charges (b)		(76)
Asset Write-Downs and Other		(41)
Transformation, Facility Restructuring and Severance Charges		(20)
Gain on Sale of Businesses, Net (c)		$114
Total	$1,309	$(118)	$116

(a)	Includes goodwill impairment in the Eastern Hemisphere.

(b)	Primarily includes prepetition charges for professional and other fees related to the Cases.

(c)	Primarily includes the gain on sale of our laboratory services business in the second quarter of 2019.

	Three Months Ended June 30, 2018
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$769	$50	$56
Eastern Hemisphere	679	19	84
	1,448	69	140
Corporate General and Administrative		(34)	4
Transformation, Facility Restructuring and Severance Charges		(38)
Asset Write-Downs and Other (d)		(70)
Total	$1,448	$(73)	$144

(d)	Includes long-lived asset impairments and other asset write-downs, partially offset by gains on property sales and a reduction of a contingency reserve on a legacy contract.

	Six Months Ended June 30, 2019
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$1,445	$20	$93
Eastern Hemisphere	1,210	48	142
	2,655	68	235
Corporate General and Administrative		(64)	4
Goodwill Impairment (e)		(331)
Prepetition Charges (f)		(86)
Asset Write-Downs and Other (g)		(78)
Transformation, Facility Restructuring and Severance Charges		(40)
Gain on Sale of Businesses, Net (h)		112
Total	$2,655	$(419)	$239

(e)	Includes goodwill impairment in the first quarter and second quarter of 2019 in the Western and Eastern Hemisphere, respectively.

(f)	Primarily includes prepetition charges for professional and other fees related to the Cases.

(g)	Includes asset write-downs and other charges, partially offset by a reduction of a contingency reserve on a legacy contract.

(h)	Primarily includes the gain on sale of our laboratory services business in the second quarter of 2019.

	Six Months Ended June 30, 2018
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$1,525	$74	$116
Eastern Hemisphere	1,346	35	170
	2,871	109	286
Corporate General and Administrative		(70)	5
Transformation, Facility Restructuring and Severance Charges		(63)
Asset Write-Downs and Other (i)		(88)
Total	$2,871	$(112)	$291

(i)
Includes long-lived asset impairments, other asset write-downs and inventory charges, partially offset by gains on purchase of the remaining interest in a joint venture, property sales and a reduction of a contingency reserve on a legacy contract.

21. Condensed Consolidating Financial Statements

Weatherford Ireland, a public limited company organized under the laws of Ireland, a Swiss tax resident, and the ultimate parent of the Weatherford group, guarantees the obligations of its subsidiaries – Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below. Weatherford Ireland, Weatherford Bermuda, and Weatherford Delaware are the Debtors to the Plan under the Bankruptcy Code. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for further details.

The 6.80% senior notes due 2037 and 9.875% senior notes due 2025 of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2019 and December 31, 2018.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2019 and December 31, 2018: (1) A&R Credit Agreement, (2) Term Loan Agreement, (3) 364-Day Credit Agreement, (4) 6.50% senior notes due 2036, (5) 7.00% senior notes due 2038, (6) 9.875% senior notes due 2039, (7) 5.125% senior notes due 2020, (8) 6.75% senior notes due 2040, (9) 4.50% senior notes due 2022, (10) 5.95% senior notes due 2042, (11) 5.875% exchangeable senior notes due 2021, (12) 7.75% senior notes due 2021, (13) 8.25% senior notes due 2023 and (14) 9.875% senior notes due 2024.

As a result of certain of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The columns denoted with a “g” below represent the guarantor financial requirements consistent with SEC requirements and are not indicative of the stand-alone Debtor entities.

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended June 30, 2019
(Unaudited)

(Dollars in millions)	Weatherford Ireland (g)	Weatherford Bermuda (g)	Weatherford Delaware (g)	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,309	$—	$1,309
Costs and Expenses	(49)	(2)	—	(1,376)	—	(1,427)
Operating Income (Loss)	(49)	(2)	—	(67)	—	(118)

Other Income (Expense):
Interest Expense, Net	—	(145)	(26)	5	6	(160)
Intercompany Charges, Net	—	7	(39)	32	—	—
Equity in Subsidiary Income (Loss)	(267)	98	66	—	103	—
Other, Net	—	—	—	(1)	—	(1)
Income (Loss) Before Income Taxes	(316)	(42)	1	(31)	109	(279)
(Provision) Benefit for Income Taxes	—	—	—	(33)	—	(33)
Net Income (Loss)	(316)	(42)	1	(64)	109	(312)
Noncontrolling Interests	—	—	—	4	—	4
Net Income (Loss) Attributable to Weatherford	$(316)	$(42)	$1	$(68)	$109	$(316)
Comprehensive Income (Loss) Attributable to Weatherford	$(286)	$(67)	$(7)	$(38)	$112	$(286)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Three Months Ended June 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland (g)	Weatherford Bermuda (g)	Weatherford Delaware (g)	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,448	$—	$1,448
Costs and Expenses	(5)	—	—	(1,516)	—	(1,521)
Operating Income (Loss)	(5)	—	—	(68)	—	(73)

Other Income (Expense):
Interest Expense, Net	—	(137)	(25)	5	5	(152)
Intercompany Charges, Net	3	5	(40)	(81)	113	—
Equity in Subsidiary Income (Loss)	(272)	28	(23)	—	267	—
Other, Net	10	10	11	(28)	(11)	(8)
Income (Loss) Before Income Taxes	(264)	(94)	(77)	(172)	374	(233)
(Provision) Benefit for Income Taxes	—	—	—	(26)	—	(26)
Net Income (Loss)	(264)	(94)	(77)	(198)	374	(259)
Noncontrolling Interests	—	—	—	5	—	5
Net Income (Loss) Attributable to Weatherford	$(264)	$(94)	$(77)	$(203)	$374	$(264)
Comprehensive Income (Loss) Attributable to Weatherford	$(429)	$(126)	$(55)	$(369)	$550	$(429)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Six Months Ended June 30, 2019
(Unaudited)

(Dollars in millions)	Weatherford Ireland (g)	Weatherford Bermuda (g)	Weatherford Delaware (g)	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,655	$—	$2,655
Costs and Expenses	(58)	(2)	—	(3,014)	—	(3,074)
Operating Income (Loss)	(58)	(2)	—	(359)	—	(419)

Other Income (Expense):
Interest Expense, Net	—	(288)	(51)	12	12	(315)
Intercompany Charges, Net	—	8	(43)	(10)	45	—
Equity in Subsidiary Income (Loss)	(739)	(63)	(120)	—	922	—
Other, Net	—	4	(1)	(13)	—	(10)
Income (Loss) Before Income Taxes	(797)	(341)	(215)	(370)	979	(744)
(Provision) Benefit for Income Taxes	—	—	—	(45)	—	(45)
Net Income (Loss)	(797)	(341)	(215)	(415)	979	(789)
Noncontrolling Interests	—	—	—	8	—	8
Net Income (Loss) Attributable to Weatherford	$(797)	$(341)	$(215)	$(423)	$979	$(797)
Comprehensive Income (Loss) Attributable to Weatherford	$(734)	$(372)	$(225)	$(360)	$957	$(734)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Six Months Ended June 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland (g)	Weatherford Bermuda (g)	Weatherford Delaware (g)	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,871	$—	$2,871
Costs and Expenses	(3)	—	—	(2,980)	—	(2,983)
Operating Income (Loss)	(3)	—	—	(109)	—	(112)

Other Income (Expense):
Interest Expense, Net	—	(281)	(39)	9	10	(301)
Intercompany Charges, Net	(15)	2	(29)	(675)	717	—
Equity in Subsidiary Income (Loss)	(547)	(322)	(156)	—	1,025	—
Other, Net	56	100	133	(185)	(134)	(30)
Income (Loss) Before Income Taxes	(509)	(501)	(91)	(960)	1,618	(443)
(Provision) Benefit for Income Taxes	—	—	—	(58)	—	(58)
Net Income (Loss)	(509)	(501)	(91)	(1,018)	1,618	(501)
Noncontrolling Interests	—	—	—	8	—	8
Net Income (Loss) Attributable to Weatherford	$(509)	$(501)	$(91)	$(1,026)	$1,618	$(509)
Comprehensive Income (Loss) Attributable to Weatherford	$(669)	$(527)	$(57)	$(1,187)	$1,771	$(669)

Condensed Consolidating Balance Sheet
June 30, 2019
(Unaudited)

(Dollars in millions)	Weatherford Ireland (g)	Weatherford Bermuda (g)	Weatherford Delaware (g)	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$143	$1	$474	$—	$618
Other Current Assets	13	—	498	2,814	(537)	2,788
Total Current Assets	13	143	499	3,288	(537)	3,406

Equity Investments in Affiliates	(4,358)	7,468	6,967	401	(10,478)	—
Intercompany Receivables, Net	—	346	—	2,873	(3,219)	—
Other Assets	—	8	135	2,832	—	2,975
Total Assets	$(4,345)	$7,965	$7,601	$9,394	$(14,234)	$6,381

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$919	$—	$11	$—	$930
Accounts Payable and Other Current Liabilities	3	232	—	2,261	(537)	1,959
Total Current Liabilities	3	1,151	—	2,272	(537)	2,889

Long-term Debt	—	6,401	788	120	57	7,366
Intercompany Payables, Net	78	—	3,141	—	(3,219)	—
Other Long-term Liabilities	—	8	—	515	(8)	515
Total Liabilities	81	7,560	3,929	2,907	(3,707)	10,770

Weatherford Shareholders’ (Deficiency) Equity	(4,426)	405	3,672	6,450	(10,527)	(4,426)
Noncontrolling Interests	—	—	—	37	—	37
Total Liabilities and Shareholders’ (Deficiency) Equity	$(4,345)	$7,965	$7,601	$9,394	$(14,234)	$6,381

Condensed Consolidating Balance Sheet
December 31, 2018

(Dollars in millions)	Weatherford Ireland (g)	Weatherford Bermuda (g)	Weatherford Delaware (g)	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$284	$—	$318	$—	$602
Other Current Assets	1	—	654	2,887	(694)	2,848
Total Current Assets	1	284	654	3,205	(694)	3,450

Equity Investments in Affiliates	(3,694)	7,531	7,203	354	(11,394)	—
Intercompany Receivables, Net	—	103	—	2,966	(3,069)	—
Other Assets	—	15	4	3,132	—	3,151
Total Assets	$(3,693)	$7,933	$7,861	$9,657	$(15,157)	$6,601

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$373	$—	$10	$—	$383
Accounts Payable and Other Current Liabilities	9	174	—	2,428	(694)	1,917
Total Current Liabilities	9	547	—	2,438	(694)	2,300

Long-term Debt	—	6,632	775	130	68	7,605
Intercompany Payables, Net	3	—	3,066	—	(3,069)	—
Other Long-term Liabilities	—	7	—	362	(7)	362
Total Liabilities	12	7,186	3,841	2,930	(3,702)	10,267

Weatherford Shareholders’ (Deficiency) Equity	(3,705)	747	4,020	6,688	(11,455)	(3,705)
Noncontrolling Interests	—	—	—	39	—	39
Total Liabilities and Shareholders’ (Deficiency) Equity	$(3,693)	$7,933	$7,861	$9,657	$(15,157)	$6,601

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(Unaudited)

(Dollars in millions)	Weatherford Ireland (g)	Weatherford Bermuda (g)	Weatherford Delaware (g)	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(797)	$(341)	$(215)	$(415)	$979	$(789)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	(8)	43	10	(45)	—
Equity in (Earnings) Loss of Affiliates	739	63	120	—	(922)	—
Other Adjustments	70	(129)	(46)	428	(12)	311
Net Cash Provided (Used) by Operating Activities	12	(415)	(98)	23	—	(478)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(114)	—	(114)
Acquisition of Intellectual Property	—	—	—	(9)	—	(9)
Proceeds from Sale of Assets	—	—	—	45	—	45
Proceeds from Sale of Businesses and Equity Investment, Net	—	—	—	301	—	301
Net Cash Provided (Used) by Investing Activities	—	—	—	223	—	223
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	299	—	(1)	—	298
Borrowings (Repayments) Long-term Debt, Net	—	(13)	—	(4)	—	(17)
Borrowings (Repayments) Between Subsidiaries, Net	(12)	(12)	99	(75)	—	—
Other, Net	—	—	—	(12)	—	(12)
Net Cash Provided (Used) by Financing Activities	(12)	274	99	(92)	—	269
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	(141)	1	156	—	16
Cash and Cash Equivalents at Beginning of Period	—	284	—	318	—	602
Cash and Cash Equivalents at End of Period	$—	$143	$1	$474	$—	$618

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland (g)	Weatherford Bermuda (g)	Weatherford Delaware (g)	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(509)	$(501)	$(91)	$(1,018)	$1,618	$(501)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	15	(2)	29	675	(717)	—
Equity in (Earnings) Loss of Affiliates	547	322	156	—	(1,025)	—
Other Adjustments	70	565	(166)	(407)	124	186
Net Cash Provided (Used) by Operating Activities	123	384	(72)	(750)	—	(315)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(86)	—	(86)
Acquisition of Business, Net of Cash Acquired	—	—	—	4	—	4
Acquisition of Intellectual Property	—	—	—	(7)	—	(7)
Proceeds from Sale of Assets	—	—	—	50	—	50
Proceeds from Sale of Businesses, Net	—	—	—	25	—	25
Net Cash Provided (Used) by Investing Activities	—	—	—	(14)	—	(14)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	90	—	(3)	—	87
Borrowings (Repayments) Long-term Debt, Net	—	(450)	587	(4)	—	133
Borrowings (Repayments) Between Subsidiaries, Net	(123)	(154)	(515)	792	—	—
Other, Net	—	—	—	(48)	—	(48)
Net Cash Provided (Used) by Financing Activities	(123)	(514)	72	737	—	172
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(41)	—	(41)
Net Increase (Decrease) in Cash and Cash Equivalents	—	(130)	—	(68)	—	(198)
Cash and Cash Equivalents at Beginning of Period	—	195	—	418	—	613
Cash and Cash Equivalents at End of Period	$—	$65	$—	$350	$—	$415

22. Subsequent Events

Voluntary Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

On July 1, 2019, Weatherford Ireland, Weatherford Bermuda and Weatherford Delaware filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to filing the bankruptcy petition, the Debtors entered into an RSA on May 10, 2019, with a majority of holders of our unsecured notes. The parties to the RSA have agreed to support the capital financial restructuring of the Company and, as of July 12, 2019, include holders of over 80% in aggregate principal amount of our outstanding unsecured notes. The Transaction is contemplated to be implemented through cases commenced by the Debtors under Chapter 11 of the United States Bankruptcy Code, an examinership proceeding to be commenced by Weatherford Ireland under the laws of Ireland and “provisional liquidation” proceedings under the laws of Bermuda. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Weatherford,” the “Company,” “Weatherford Ireland,” “we,” “us” and “our” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, please review the section entitled “Forward-Looking Statements” and the section entitled “Part II – Other Information – Item 1A. – Risk Factors.”

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

•
Drilling and Evaluation comprises a suite of services ranging from early well planning to reservoir management. The drilling services offer innovative tools and expert engineering to increase efficiency and maximize reservoir exposure. The evaluation services merge wellsite capabilities including wireline, logging while drilling, and surface logging with laboratory-fluid and core analyses to reduce reservoir uncertainty. On April 30, 2019, we completed the sale of our laboratory services and surface data logging businesses for an aggregate consideration of $256 million.

•
Well Construction builds or rebuilds well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores. We also include our land drilling rig business as part of Well Construction. We divested a majority of our land drilling rig operations in the fourth quarter of 2018 and first quarter of 2019.

Recent Developments

Voluntary Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

On July 1, 2019, Weatherford Ireland, Weatherford International Ltd. (“Weatherford Bermuda”), and Weatherford International, LLC (“Weatherford Delaware”) (collectively, “Weatherford Parties,” or “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors have obtained joint administration of their Chapter 11 cases under the caption In re Weatherford International plc, et al., Case No. 19-33694 (“Cases”). On June 28, 2019, the Debtors commenced a solicitation for acceptance of their prepackaged plan of reorganization (“Plan”) by causing the Plan and the corresponding disclosure statement to be distributed to certain creditors of the Company.

Weatherford Ireland anticipates filing a petition under the Irish Companies Act 2014 in Ireland (“Irish Examinership Proceeding”) following confirmation of the Plan by the Bankruptcy Court to seek approval for its scheme of arrangement. The filing of the Irish Examinership Proceeding will commence a 100 calendar day protection period under Irish law, during which Weatherford Ireland will have the benefit of protection against enforcement and other actions by its creditors. Weatherford Ireland intends to continue operating its business in the ordinary course during the protection period.

Weatherford Bermuda has commenced provisional liquidation proceedings (“Bermuda Proceedings”) pursuant to the Bermuda Companies Act 1981 by presenting a winding up petition to the Supreme Court of Bermuda (“Bermuda Court”). The Bermuda Court appointed a provisional liquidator who acts as an officer of the Bermuda Court, and is required under the Bermuda Court’s order to report from time to time on the progress of the Bermuda Proceedings. The provisional liquidator will have the power to oversee Weatherford Bermuda’s restructuring process. The Debtors’ management team and board of directors will remain in control of Weatherford Bermuda’s day-to-day operations and its Cases. The appointment of the provisional liquidator provided an automatic statutory stay of proceedings in Bermuda against Weatherford Bermuda and its assets. On the return date of September 6, 2019 for the Bermuda petition – similar to a second day hearing in a Chapter 11 proceeding – Weatherford Bermuda will seek to postpone its petition for a specified period, while the U.S. Bankruptcy Court and the Irish Examiner administer its Cases. Before the Debtors emerge from Chapter 11, Weatherford Bermuda may, along with the provisional liquidator and subject to the direction of the Bermuda Court, convene meetings of the impaired creditors in order to consider and approve, if appropriate, a scheme of arrangement pursuant to the Bermuda Companies Act 1981. It is anticipated that a the terms of the scheme will mirror the terms of the Plan and once properly approved, is a mechanism for ensuring that all of  the impaired creditors of Weatherford Bermuda are bound by the terms of the Plan.

Our remaining non-debtor affiliates that have not filed voluntary petitions under the Plan will continue operating their businesses and facilities without disruption to customers, vendors, partners or employees. The Plan and requested first day relief provide that vendors and other unsecured creditors who continue to work with the non-debtor affiliates on existing terms will be paid in full and in the ordinary course of business (in the case of creditors of the Debtors, following consummation of the Plan). All existing customer and vendor contracts are expected to remain in place and be serviced in the ordinary course of business.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Cases. All of the Debtors’ prepetition unsecured senior notes are subject to compromise and treatment under the Bankruptcy Code. Since the commencement of the Cases, the Debtors have continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Restructuring Support Agreement

On May 10, 2019, the Debtors entered into the Restructuring Support Agreement (“RSA”) with certain holders of our unsecured notes (“Consenting Creditors”). The RSA sets forth, subject to certain conditions, the terms of the capital financial restructuring of the Company (“Transaction”) and, as of July 12, 2019, includes the commitment of Consenting Creditors holding over 80% in aggregate principal amount of our outstanding unsecured notes.

The Transaction will be approved through the confirmation of the Plan filed in the Cases.

The RSA contemplates a comprehensive deleveraging of our balance sheet and a reduction of approximately $5.85 billion of our funded debt and provides, in pertinent part, as follows (as further described in later paragraphs):

•
Our existing unsecured notes will be cancelled and exchanged for 99% of the ordinary shares of the reorganized Company (“New Common Stock”) and $1.25 billion of new tranche B senior unsecured notes to be issued by the reorganized Company with a seven-year maturity. Holders shall have the option to convert up to $500 million of the tranche B unsecured notes to New Common Stock at the mid-point of plan equity value. The tranche B unsecured notes will be pari passu with the tranche A senior unsecured notes.

•
Our existing secured funded debt and unsecured revolving credit facility debt will be repaid in full in cash in connection with the Transaction. The secured funded debt was repaid in full on July 3, 2019.

•	All trade claims against the Company whether arising prior to or after the commencement of the Cases will be paid in full in the ordinary course of business.

•	Our existing equity will be cancelled and exchanged for 1% of the New Common Stock and three-year warrants to purchase 10% of the New Common Stock.

•
Our DIP Credit Agreement will be repaid or refinanced in full upon completion of the Transaction through the Company’s entry into a first lien exit revolving credit facility in the principal amount of up to $1.0 billion and issuance of up to $1.25 billion of new tranche A senior unsecured notes with a five-year maturity (the “Tranche A Notes”), which will be fully backstopped by the Consenting Creditors. On July 1, 2019, the Weatherford Parties entered into the backstop commitment agreement and on July 3, 2019, the Weatherford Parties entered into the DIP Credit Agreement.

The RSA includes certain milestones for the progress of the Cases, which include the dates by which the Weatherford Parties are required to, among other things, obtain certain court orders and complete the Transaction. In addition, the parties to the RSA will have the right to terminate the RSA and their support for the Transaction under certain circumstances, including, in the case of the Weatherford Parties, if the board of directors of any Weatherford Party determines in good faith that performance under the RSA would be inconsistent with its fiduciary duties. Accordingly, no assurance can be given that the Transaction described in the RSA will be completed.

Payments Due on Certain Indebtedness

The Debtors’ 7.75% Senior Notes due 2021, 8.25% Senior Notes due 2023 and 6.80% Senior Notes due 2037 (together, “Certain Senior Notes”) provide for an aggregate $69 million interest payment that became due on June 15, 2019. The applicable indenture governing the Certain Senior Notes provides a 30-day grace period that extended the latest date for making this interest payment to July 16, 2019, before an event of default would occur under the applicable indenture. The Debtors elected to not make this interest payment on the due date and to utilize the 30-day grace period provided by the indentures. As of June 30, 2019, there was no event of default. As a result of filing the Cases on July 1, 2019, an event of default occurred under each indenture governing these unsecured notes, which automatically accelerated maturity of the principal, plus any accrued and unpaid interest, on such series of unsecured notes and certain other obligations of the Debtors. Any efforts to enforce such payment obligations under the unsecured notes or other accelerated obligations of the Debtors are automatically stayed as a result of the Cases, and the creditors’ rights of enforcement in respect of the unsecured notes and other accelerated obligations of the Debtors are subject to the applicable provisions of the Bankruptcy Code. The interest and principal on this indebtedness remains unpaid as of this report date.

The Debtors’ Term Loan Agreement required a quarterly payment of $12.5 million plus interest that became due on June 30, 2019 and was unpaid as of June 30, 2019. On July 1, 2019, the Debtors and the Term Loan Lenders entered into a Term Loan Forbearance Agreement where the lenders agreed to forbear from exercising their rights and remedies available to them, including the right to accelerate any indebtedness, for a specified period of time. As of July 3, 2019, all unpaid principal and interest under the Term Loan Agreement were repaid in full. See discussion below.

Forbearance Agreements

On July 1, 2019, the Debtors and the Credit Agreement Lenders under the Amended and Restated Credit Agreement (the “A&R Credit Agreement”), dated as of May 9, 2016, among WOFS Assurance Limited and Weatherford Bermuda, as borrowers, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto entered into a forbearance agreement (the “Credit Agreement Forbearance Agreement”) with respect to certain defaults under the A&R Credit Agreement, including those arising from the Debtors’ commencement of the Cases. Specifically, under the Credit Agreement Forbearance Agreement, the Credit Agreement Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. Under the terms of the Credit Agreement Forbearance Agreement, the Debtors paid a fee for the ratable account of the Credit Agreement Lenders in an amount equal to 0.25% on the outstanding principal amount of the loans and total letter of credit exposure under the A&R Credit Agreement. Additionally, (i) to the extent such entities were not already guarantors under the Credit Agreement, all subsidiaries of the Company who are guarantors under the DIP Credit Agreement (defined below) joined as guarantors under the Credit Agreement and (ii) all U.S. and Canadian subsidiaries of the Company granted a second lien security interest in favor of the Credit Agreement Lenders in the same assets that such U.S. and Canadian subsidiaries pledged a first lien security interest in under the DIP Credit Agreement; provided that the aggregate amount of the guaranteed obligations to be secured under the Credit Agreement did not exceed $100 million; and provided, further, that if the obligations under the A&R Credit Agreement are not paid in full by November 30, 2019, such second lien security interest of the Credit Agreement Lenders shall automatically transition from second liens to pari passu liens with the liens under the DIP Credit Agreement.

On July 1, 2019, the Debtors and the Term Loan Lenders under the Term Loan Agreement, dated as of May 4, 2016, among Weatherford Bermuda, as borrower, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”) entered into a forbearance agreement (the “Term Loan Forbearance Agreement”) with respect to certain defaults under the Term Loan Agreement. Specifically, under the Term Loan Forbearance Agreement, the Term Loan Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. On July 3, 2019, the Company repaid its outstanding indebtedness under the Term Loan.

On July 1, 2019, the Debtors and the 364-Day Lenders under the 364-Day Revolving Credit Agreement, dated August 16, 2018, among Weatherford Bermuda, as borrower, the other borrowers party thereto, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (“364-Day Credit Agreement”) entered into a forbearance agreement (the “364-Day Revolving Forbearance Agreement”) with respect to certain defaults under the 364-Day Credit Agreement. Specifically, under the 364-Day Revolving Forbearance Agreement, the 364-Day Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. On July 3, 2019, the Company repaid its outstanding indebtedness under the 364-Day Revolving Credit Agreement.

On July 1, 2019, the Debtors and three lenders under the DIP Credit Agreement (the “Swap Counterparties”) each party to a hedging agreement with Weatherford Bermuda for the purpose of hedging foreign currency exposure incurred by the Weatherford Parties (each, a “Swap Agreement” and, collectively, the “Swap Agreements”) entered into a consent to swap agreement termination forbearance (the “Swap Forbearance Agreement”) with respect to certain defaults under the Swap Agreements. Specifically, under the Swap Forbearance Agreement, the Swap Counterparties agreed to forbear from exercising their rights and remedies available to them due to certain Events of Default and Termination Events defined in the agreements for a specified period of time. On July 3, 2019, the Weatherford Parties entered into amended and restated Swap Agreements with such Swap Counterparties to govern existing and future foreign currency transactions entered into with such Swap Counterparties.

Backstop Commitment Agreement

On July 1, 2019, the Weatherford Parties and the commitment parties thereto (the “Commitment Parties”) entered into a Backstop Commitment Agreement. Pursuant to the terms of the Debtors’ Plan, and subject to approval by the Bankruptcy Court in connection with confirmation of the Plan, the Company intends to offer to holders of its existing unsecured notes, including the Commitment Parties, subscription rights to purchase the Tranche A Notes in aggregate principal amount of $1.25 billion, upon the Company’s emergence from bankruptcy.

Subject to the terms and conditions contained in the Backstop Commitment Agreement, the Consenting Creditors have committed to purchase any Tranche A Notes that are not duly subscribed for pursuant to the rights offering at a price equal to $1,000 per $1,000 in principal amount of the Tranche A Notes purchased by such Commitment Party. As consideration for the commitment by the Commitment Parties, the Weatherford Parties made an aggregate payment in an amount equal to $62.5 million in cash to the Commitment Parties. Except under certain circumstances set forth in the Backstop Commitment Agreement, such payment is non-refundable, regardless of the principal amount of unsubscribed Tranche A Notes (if any) purchased by the Commitment Parties.

The transactions contemplated by the Backstop Commitment Agreement are conditioned upon the satisfaction or waiver of customary conditions for transactions of this nature, including, without limitation, that (i) the Bankruptcy Court shall have approved the rights offering, (ii) the Bankruptcy Court shall have confirmed the Plan and (iii) the rights offering shall have been conducted, in all material respects, in accordance with the approval of the Bankruptcy Court, the Plan and the Backstop Commitment Agreement attached as an exhibit thereto.

Debtor-in-Possession Credit Agreement

On July 3, 2019, the Weatherford Parties entered into a senior secured superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”). The DIP Credit Agreement has two debtor-in-possession (“DIP”) facilities to provide liquidity during the pendency of the Cases. The facilities consist of (a) a DIP revolving credit facility in the principal amount of up to $750 million provided by banks or other lenders and (b) a DIP term loan facility in the amount of up to $1.0 billion, which is fully backstopped by the Consenting Creditors. The DIP Credit Agreement will mature on the earlier of (i) the date that is 12 months after the Weatherford Parties’ entry into the DIP Credit Agreement or (ii) the date of completion of the Transaction. The DIP Credit Agreement bears interest (i) with respect to Eurodollar borrowings, based on an adjusted LIBOR rate plus an applicable margin of 3.00%, with a 0.00% LIBOR floor and (ii) with respect to alternate base rate borrowings, a base rate plus an applicable margin of 2.00%. In addition to paying interest on outstanding principal amounts under the DIP Credit Agreement, the Debtors will be required to pay an unused commitment fee to the revolving facility lenders in respect of the unutilized DIP revolving facility commitments at a rate equal to 0.375% per annum on the average daily amount of the unutilized revolving facility commitments.

The DIP Credit Agreement has a minimum liquidity covenant of $150 million and is secured by substantially all the personal assets and properties of the Debtors and certain of their subsidiaries. The DIP Credit Agreement is also guaranteed on an unsecured basis by certain other subsidiaries of the Debtors.

On July 3, 2019, the Debtors borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds of the borrowings under the DIP Credit Agreement were used to repay certain prepetition indebtedness, cash collateralize certain obligations with respect to letters of credit and similar instruments and finance the working capital needs and general corporate purposes of the Debtors and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement. In addition, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 11 – Short-term Borrowings and Other Debt Obligations” for additional details.

Prepetition Charges

Expenses, gains and losses that are realized or incurred before July 1, 2019 and in relation to the Cases are recorded under the caption “Prepetition Charges” on our Condensed Consolidated Statements of Operations. These charges were $76 million in the second quarter ended June 30, 2019 and $86 million for the six months ended June 30, 2019, and primarily consisted of professional and other fees related to the Cases.

Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern

Our bond and share price decline, as well as our declining credit ratings, have over time increased the level of uncertainty in our business and have impacted various key stakeholders, including our employees, our customers and suppliers, and our key lenders. Continued weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. In order to decrease our level of indebtedness and maintain the liquidity at levels we believed would be sufficient to meet our commitments, we undertook a number of actions, including minimizing capital expenditures and further reducing our recurring operating expenses. Ultimately, we concluded, even after taking these actions, we would not have sufficient liquidity to satisfy our debt service obligations and meet other financial obligations as they came due. As a result, on May 10, 2019, we announced the Company’s execution of the RSA and on July 1, 2019 the Debtors filed the Cases. We expect the DIP Credit Agreement should provide sufficient liquidity for the Company during the pendency of the Cases.

Industry conditions and the risks and uncertainties associated with the Cases, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplate the continuation of the Company as a going concern. There are no assurances that the Transaction as described in the RSA and the Plan will be completed successfully.

As of June 30, 2019, our unaudited Condensed Consolidated Financial Statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. In addition, our unaudited Condensed Consolidated Financial Statements do not reflect any adjustments related to bankruptcy or liquidation accounting.

Appeal of New York Stock Exchange Determination to Delist our Ordinary Shares

Our ordinary shares are registered on the New York Stock Exchange (the “NYSE”) and were previously traded on the NYSE under the symbol “WFT.” As a result of our failure to satisfy the continued listing requirements of the NYSE, on May 13, 2019, the NYSE suspended trading in our ordinary shares and commenced procedures to delist us, which the Company has appealed. Following the NYSE’s suspension of trading of our ordinary shares, the Company’s ordinary shares commenced trading on the OTC Bulletin Board or “pink sheets” market on May 14, 2019 under the symbol “WFTIF.” After filing the Cases on July 1, 2019, our ordinary shares began trading under the symbol “WFTIQ.”

Financial Results and Overview

As a result of the uncertain oil price environment, weak energy sector conditions in the first half of 2019 in North America, primarily in Canada, combined with seasonal and weather related disruptions in the United States, Europe and Russia, as well as project start-up costs and an unfavorable impact from foreign exchange in Argentina, our operational results, working capital and cash flows were negatively impacted. These factors led to lower demand for our products and services, and when coupled with an unfavorable product mix and significantly lower than expected benefits from our transformation, resulted in lower operational results compared to our expectations.

We generated revenues of $1.3 billion in the second quarter of 2019 and $2.7 billion in the first six months of 2019, a decrease of $139 million, or 10%, and $216 million, or 8%, compared to the second quarter and first six months of 2018, respectively. Our revenue decline was predominantly driven by lower activity levels in Canada and the United States, decreased revenues associated with the divested land drilling rigs, laboratory services and surface logging businesses, partially offset by higher revenues from integrated service projects and product sales in Latin America and higher Completions activity in the Eastern Hemisphere. Excluding the impact of revenues from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, consolidated revenues were down $29 million, or 2%, in the second quarter of 2019 and $21 million, or 1%, in first six months of 2019 compared to the second quarter and first six months of 2018, respectively.

Consolidated operating results declined $45 million in the second quarter of 2019 and $307 million in the first six months of 2019, compared to the second quarter and first six months of 2018, respectively. The decline in operating results in the second quarter and first six months of 2019 was primarily due to the impairment of our goodwill and prepetition charges, partially offset by the net gain on sale of business, lower overhead and severance expenses. Excluding goodwill impairment, prepetition charges, and the net gain on sale of businesses of $64 million in the second quarter and $305 million in the first six months of 2019, respectively, consolidated results were up $19 million in the second quarter of 2019 and down $2 million in first six months of 2019 compared to the second quarter and first six months of 2018, respectively.

Segment operating income was $39 million in the second quarter of 2019, a decrease of $30 million compared to the second quarter of 2018. Segment operating income was $68 million in the first six months of 2019, a decrease of $41 million compared to the first six months of 2018. The decrease was driven by lower activity levels, an unfavorable product mix in Canada and the United States, and start-up costs for projects in Latin America. These declines were partially offset by improved operating results from higher integrated service project activity in Latin America and operational improvements in the Eastern Hemisphere. Excluding the impact of operating results from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, segment operating results in the second quarter and first six months of 2019 declined $13 million and $11 million, respectively, compared to the second quarter and first six months of 2018, respectively.

The decline of our bond price, share price, and credit ratings, the suspension of trading of our ordinary shares from the NYSE, as well as the first public announcement of our RSA on May 10, 2019, has increased the level of uncertainty in our business and has impacted various key stakeholders, including our equity holders, employees, our customers and suppliers, and our key lenders. This uncertainty negatively impacted the Company’s ability to retain key personnel, access credit at suitable terms, decreased our working capital cash flow and negatively impacted our ability to execute on our Transformation Plan, which ultimately led to the filing of the Cases on July 1, 2019.

Additionally, we did not fully achieve our projected savings targets for the transformation primarily due to market headwinds and higher than anticipated costs associated with rationalizing our manufacturing footprint. Concurrently, our Chapter 11 filing negatively impacted our pricing leverage with customers as well as our buying power with suppliers which squeezed margins and reduced overall benefits of the transformation. While we remain committed to improving our business performance through our transformation strategy, which is designed to improve our execution capabilities and lower our cost structure, we expect that the achievement of our targeted $1 billion in incremental adjusted earnings before interest, taxes and depreciation (compared to 2017) will extend beyond the year-end 2019 target date.

In the first six months of 2019, cash used in operating activities was $478 million. Cash used in operating activities in the first six months of 2019 was driven by working capital needs, cash payments for debt interest, professional fees related to our financial restructuring and transformation and restructuring costs. Customer collections slowed meaningfully, vendor credit limits were lowered and some payment terms were shortened.

Opportunities and Challenges

While our industry offers many opportunities, there were significant challenges that materialized in the first half of 2019 and challenges that continue to persist and overhang our organization, which include but are not limited to slower collections from customers, pressure from suppliers to shorten payment terms or lower credit limits and continued uncertainty until we successfully emerge from Chapter 11. Our challenges also include our targeted transformation benefits being more difficult to obtain due to the adverse market conditions, uncertainty related to our capital structure and the ability to recruit and retain employees. The cyclicality of the energy industry continues to impact the demand for our products and services, such as our drilling and evaluation services, well construction and well completion services, which strongly depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on the number of wells and the type of production systems used. We are following our long-term strategy aimed at achieving profitability in our businesses, servicing our customers, and creating value for all of our stakeholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including the ongoing and prolonged industry downturn, our ability to respond to industry demands and periods of over-supply or low oil prices, successfully divesting businesses that are no longer a strategic fit within our short and long term objectives, emerging from Chapter 11 pursuant to the terms of the Plan and on the timeline anticipated and ultimately to generate consistent positive cash flow and positive returns on the invested capital. During bankruptcy proceedings our non-debtor affiliates that have not filed voluntary petitions under the Plan will continue operating their businesses and facilities without disruption to customers, vendors, partners or employees. Vendors and other unsecured creditors who continue to work with the non-debtor affiliates on existing terms will be paid in full and in the ordinary course of business. All existing customer and vendor contracts are expected to remain in place and be serviced in the ordinary course of business. Upon emergence from bankruptcy our lower leverage ratio and debt levels should enable us to capture additional market share. There is no assurance that we will be able to execute on our strategies or achieve the intended benefits.

Business Outlook

In the Western Hemisphere for 2019, North American exploration and production (“E&P”) capital spending levels are expected to decrease by mid-single digit to low double-digit levels compared to 2018 due to commodity price volatility, an increasing focus on financial returns versus production growth and infrastructure challenges, which would negatively impact activity and the demand for our products and services. The number of active rigs in the United States have declined from peak levels achieved at the end of the third quarter of 2018 and are not expected to increase through the end of the current year based on forecasted E&P spending plans. Activity in Canada remains at subdued levels as infrastructure constraints have resulted in lower realized oil prices for producers and total production. These conditions are anticipated to persist through 2019, creating continued negative effects on product and service pricing and utilization. We expect activity levels in Latin America to remain constructive as recent contract wins and the introduction of new technologies to various markets are expected to support business throughout the region. Foreign exchange rates, lower prices for natural gas and political and social unrest are expected to negatively affect activity levels and consequently our results in Argentina during 2019 as compared to 2018.

In the Eastern Hemisphere, we anticipate the North Sea to remain stable, with a slight change in the mix of product lines in favor of our Completions and Well Construction businesses and growth in Eastern Europe and the Mediterranean Sea from increased sales and activity levels. We expect activity levels in Asia to remain stable and we anticipate that foreign exchange rates will negatively affect results in Russia during 2019 as compared to 2018. Operating results from our core businesses in the Middle East are expected to increase, driven by market share gains and new technology introductions across the region. Overall revenue and operating income in the region are expected to decline in 2019 as compared to 2018 as gains associated with our core businesses are offset by the effect of the divestiture of our land drilling rigs, laboratory services and surface logging businesses in the region.

In the absence of any geopolitical events, we believe our industry will remain within a ‘medium-for-longer’ price level paradigm. We will continue to push innovation, both from a technological and a business model perspective, and we intend to deliver operational excellence to help bring the cost of production down to a point where all market participants can make acceptable returns. Customer collections are anticipated to continue at a slow pace, with little to no fundamental improvement and we expect suppliers to return to normal payment terms. We continue to focus on our Transformation Plan, which started late in the fourth quarter of 2017. This program has already generated significant cost savings through the flattening of our organizational structure, the implementation of process changes, the enhancement of our capabilities and the improvement of our efficiency in our supply chain, sales and general administrative organizations as well as the rationalization of our manufacturing footprint. Furthermore, through our transformation program we have seen improvements in our operating efficiency, reduced our non-productive time and improved our collaboration with our customers. We made steady progress towards our transformation targets during 2018, recognizing approximately 40% of the identified opportunities in our operating results on a run-rate basis by the end of the year. During the first half of 2019 our transformation cost savings targets were not achieved due to higher than expected costs associated with rationalizing our manufacturing footprint combined with market headwinds negatively impacting progress towards our sales and commercial savings targets. We believe that these same factors will continue to negatively impact the progress of our transformation and while we anticipate achieving additional cost savings and operational efficiencies, we expect that the impact of these savings and efficiencies will take significantly longer than the original year-end 2019 target date.

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

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions or purchases of assets, businesses, investments or joint ventures.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
June 30, 2019	$58.47	$2.31	1,149	1,069
December 31, 2018	45.41	2.94	1,223	988
June 30, 2018	74.15	2.92	1,147	968

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count – Source: Baker Hughes Rig Count

During the first six months of 2019 oil prices ranged from a low of $46.54 per barrel in early-January to a high of $66.30 per barrel in late April. Natural gas ranged from a high of $3.59 MM/BTU in mid-January to a low of $2.19 MM/BTU in late-June. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the second quarter and first six months of 2019 and 2018:

	Three Months Ended
	June 30,
(Dollars and shares in millions, except per share data)	2019	2018	Favorable (Unfavorable)	Percentage Change
Revenues:
Western Hemisphere	$719	$769	$(50)	(7)%
Eastern Hemisphere	590	679	(89)	(13)%
Total Revenues	1,309	1,448	(139)	(10)%

Operating Income (Loss):
Western Hemisphere	11	50	(39)	(78)%
Eastern Hemisphere	28	19	9	47%
Total Segment Operating Income	39	69	(30)	(43)%
Corporate General and Administrative	(32)	(34)	2	6%
Goodwill Impairment	(102)	—	(102)	—%
Prepetition Charges	(76)	—	(76)	—%
Asset Write-Downs and Other	(41)	(70)	29	41%
Transformation, Facility Restructuring and Severance Charges	(20)	(38)	18	47%
Gain on Sale of Businesses, Net	114	—	114	—%
Total Operating Loss	(118)	(73)	(45)	(62)%

Interest Expense, Net	(160)	(152)	(8)	(5)%
Warrant Fair Value Adjustment	—	10	(10)	(100)%
Currency Devaluation Charges	—	(11)	11	100%
Other Expense, Net	(1)	(7)	6	86%
Loss Before Income Taxes	(279)	(233)	(46)	(20)%
Income Tax Provision	(33)	(26)	(7)	(27)%
Net Loss	(312)	(259)	(53)	(20)%
Net Income Attributable to Noncontrolling Interests	4	5	1	20%
Net Loss Attributable to Weatherford	$(316)	$(264)	$(52)	(20)%

Net Loss per Diluted Share Attributable to Weatherford	$(0.31)	$(0.26)	$(0.05)	(19)%
Weighted Average Diluted Shares Outstanding	1,004	997	(7)	(1)%
Depreciation and Amortization	$116	$144	$28	19%

	Six Months Ended
	June 30,
(Dollars and shares in millions, except per share data)	2019	2018	Favorable (Unfavorable)	Percentage Change
Revenues:
Western Hemisphere	$1,445	$1,525	$(80)	(5)%
Eastern Hemisphere	1,210	1,346	(136)	(10)%
Total Revenues	2,655	2,871	(216)	(8)%

Operating Income (Loss):
Western Hemisphere	20	74	(54)	(73)%
Eastern Hemisphere	48	35	13	37%
Total Segment Operating Income	68	109	(41)	(38)%
Corporate General and Administrative	(64)	(70)	6	9%
Goodwill Impairment	(331)	—	(331)	—%
Prepetition Charges	(86)	—	(86)	—%
Asset Write-Downs and Other	(78)	(88)	10	11%
Transformation, Facility Restructuring and Severance Charges	(40)	(63)	23	37%
Gain on Sale of Businesses, Net	112	—	112	—%
Total Operating Loss	(419)	(112)	(307)	(274)%

Interest Expense, Net	(315)	(301)	(14)	(5)%
Bond Tender and Call Premium	—	(34)	34	100%
Warrant Fair Value Adjustment	—	56	(56)	(100)%
Currency Devaluation Charges	—	(37)	37	100%
Other Expense, Net	(10)	(15)	5	33%
Loss Before Income Taxes	(744)	(443)	(301)	(68)%
Income Tax Provision	(45)	(58)	13	22%
Net Loss	(789)	(501)	(288)	(57)%
Net Income Attributable to Noncontrolling Interests	8	8	—	—%
Net Loss Attributable to Weatherford	$(797)	$(509)	$(288)	(57)%

Net Loss per Diluted Share	$(0.79)	$(0.51)	$(0.28)	(55)%
Weighted Average Diluted Shares Outstanding	1,003	995	(8)	(1)%
Depreciation and Amortization	$239	$291	$52	18%

Revenues Percentage by Business Group

The following chart contains the consolidated revenues of our business groups for the second quarter and first six months of 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Production	29%	27%	30%	27%
Completions	23	21	23	21
Drilling and Evaluation	24	24	24	24
Well Construction	24	28	23%	28%
Total	100%	100%	100%	100%

Consolidated and Segment Revenues

Consolidated revenues decreased $139 million, or 10%, in the second quarter of 2019 and $216 million, or 8%, in the first six months of 2019, compared to the second quarter and first six months of 2018, respectively. Excluding the impact of revenues from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, consolidated revenues were down $29 million, or 2%, in the second quarter of 2019 and $21 million, or 1%, in first six months of 2019 compared to the second quarter and first six months of 2018, respectively.

•
Western Hemisphere revenues decreased $50 million, or 7%, in the second quarter of 2019 and $80 million, or 5%, for the first six months of 2019 compared to the second quarter and for the first six months of 2018, respectively, due to lower activity levels in the U.S. and Canada as a result of a decline in rig related activity and exploration spending, which has reduced demand for drilling, completion and production products and services. The decline in Canada was partially offset by higher activity in integrated service projects and product sales in Latin America.

•
Eastern Hemisphere revenues decreased $89 million, or 13%, in the second quarter of 2019 and $136 million, or 10%, for the first six months of 2019 compared to the second quarter and first six months of 2018, respectively. The decline in revenues was primarily due to lower revenues from our divested land drilling rigs businesses in the Middle East and North Africa, as well as our divested laboratories and surface logging businesses. Increased revenues in the completions product line partially offset this decline. Excluding the impact of revenues from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, revenues in the second quarter of 2019 increased $11 million, or 2%, in the second quarter of 2019 and increased $47 million, or 4% for the first six months of 2019 compared to the first quarter for the first six months of 2018, respectively.

Consolidated and Segment Operating Results

Consolidated operating results declined $45 million in the second quarter of 2019 and $307 million in the first six months of 2019, compared to the second quarter and first six months of 2018, respectively. The decline in operating results in the second quarter and first six months of 2019 was primarily due to the impairment of our goodwill and prepetition charges, partially offset by the net gain on sale of businesses, lower overhead and severance expenses. Excluding goodwill impairment, prepetition charges, and the net gain on sale of businesses of $64 million in the second quarter and $305 million in the first six months of 2019, respectively, consolidated results were up $19 million in the second quarter of 2019 and down $2 million in first six months of 2019 compared to the second quarter and first six months of 2018, respectively.

Additionally, lower demand for our products and services coupled with an unfavorable product mix and lack of supply chain savings have caused the expected benefits from our transformation initiatives to slow and consequently resulted in significantly lower actual results compared to our expectations for the first half of 2019. During the first half of 2019, transformation cost savings targets were not achieved due to higher than forecasted costs associated with rationalizing our manufacturing footprint and market headwinds negatively impacting progress towards our sales and commercial savings targets.

Segment operating income was $39 million in the second quarter of 2019, a decrease of $30 million compared to the second quarter of 2018. Segment operating income was $68 million in the first six months of 2019, a decrease of $41 million compared to the first six months of 2018. The decrease was driven by lower activity levels, an unfavorable product mix in Canada and the United States, and start-up costs for projects in Latin America. These declines were partially offset by improved operating results from higher integrated service project activity in Latin America and operational improvements in the Eastern Hemisphere. Excluding the impact of operating results from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, segment operating results in the second quarter and first six months of 2019 declined $13 million and $11 million, respectively, compared to the second quarter and first six months of 2018, respectively.

•
Western Hemisphere segment operating income of $11 million in the second quarter 2019 and $20 million in the first six months of 2019 declined $39 million and $54 million, respectively, compared to the second quarter and first six months of 2018, respectively. The segment income decline was driven by lower activity levels, lower operating margin product sales in Canada, start-up costs for projects in Latin America and employee retention expenses. These declines were partially offset by improved operating results from higher integrated service project activity in in Latin America.

•
Eastern Hemisphere segment operating income of $28 million in the second quarter of 2019 improved $9 million, or 47%, compared to the second quarter of 2018. Eastern Hemisphere segment operating income of $48 million in the first six months of 2019 improved $13 million, or 37%, compared to the first six months of 2018. The improvement in segment operating income was due to the lower direct expenses, cost improvements from our transformation program offset by the impact of the divestitures. Excluding the impact of operating results from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, segment operating results in the second quarter and first six months of 2019 improved $24 million and $43 million, respectively, compared to the second quarter and first six months of 2018, respectively.

•
For the second quarter ended June 30, 2019, our interim goodwill impairment tests indicated that goodwill for our Asia and Middle East/North Africa (“MENA”) reporting units were impaired and as a result we incurred a goodwill impairment charge of $102 million. In the first quarter ended March 31, 2019 our interim goodwill impairment tests indicated that goodwill for our North America reporting unit was impaired and as a result we incurred a goodwill impairment charge of $229 million. The impairment indicators during the first and second quarters of 2019 were a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and forecasted growth in North America, Asia and MENA reporting units for the rest of 2019 and beyond.

•
Prepetition charges were for professional and other fees related to the Cases incurred before the petition date and were $76 million in the second quarter ended June 30, 2019 and $86 million for the six months ended June 30, 2019.

•
Transformation, facility restructuring and severance charges decreased $18 million in the second quarter of 2019 and $23 million in the first six months of 2019 compared to the second quarter and first six months of 2018.

(a)
Asset write-downs and other charges decreased $29 million in the second quarter of 2019 and $10 million in the first six months of 2019 compared to the second quarter and for the first six months of 2018, respectively. Charges in the first half of 2019 primarily included the asset write-downs and other charges, partially offset by a reduction of a contingency reserve on a legacy contract. Charges in the first half of 2018 primarily includes long-lived asset impairments, other asset write-downs and inventory charges, partially offset by gains on purchase of the remaining interest in a joint venture, property sales and a reduction of a contingency reserve on a legacy contract.

Interest Expense, Net

Net interest expense was $160 million and $315 million in the second quarter and the first six months of 2019, respectively, compared to $152 million and $301 million in the second quarter and the first six months of 2018, respectively. The increase in interest expense for the second quarter and the first six months of 2019 is primarily from higher average borrowings and interest rates in 2019 compared to 2018.

Warrant Fair Value Adjustment

We recognized an insignificant amount of warrant fair value gain in the second quarter and first six months of 2019, compared to a warrant fair value gain of $10 million in the second quarter and $56 million for the first six months of 2018, respectively, related to the fair value adjustment to our warrant liability. On May 21, 2019, the warrant option period lapsed and was not exercised. The change in fair value of the warrant in the second quarter and first six months of 2018 was primarily driven by the decrease in our share price.

Currency Devaluation Charges

We did not recognize currency devaluation charges in the second quarter and the first six months ended June 30, 2019, compared to $11 million and $37 million in the second quarter and the first six months ended June 30, 2018, respectively, primarily related to the devaluation of the Angolan kwanza. The devaluation of the Angolan kwanza was due to a change in Angolan central bank policy in January 2018. For additional information see “Cash Requirements” of the “Liquidity and Capital Resources” section in “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Income Taxes

We have determined that because small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for determining the quarterly provision for income taxes. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the second quarter and the first six months of 2019, we had a tax expense of $33 million and $45 million, respectively, on a loss before income taxes of $279 million and $744 million, respectively, compared to the second quarter and the first six months of 2018 tax expense of $26 million and $58 million, respectively on a loss before income taxes of $233 million and $443 million, respectively. The sum of goodwill impairment, prepetition charges, asset write-downs and other, transformation, facility restructuring and severance charges, and the net gain on sale of businesses resulted in no significant tax expense for the second quarter of 2019 and no significant tax benefit in the first six months of 2019, respectively. The tax expense for the second quarter and the first six months of 2019 and 2018 also includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

We are routinely under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions of approximately $22 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

Transformation, Facility Restructuring and Severance Charges

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

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $20 million and $40 million in the second quarter and first six months of 2019, respectively, which include severance charges of $1 million and $3 million, respectively, other restructuring charges of $15 million and $29 million, respectively, and restructuring related asset charges of $4 million and $8 million, respectively. Other restructuring charges in both periods included contract termination costs, relocation and other associated costs. Please see “Note 9 – Transformation, Facility Restructuring and Severance Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

At June 30, 2019, we had cash and cash equivalents of $618 million compared to $602 million at December 31, 2018. The following table summarizes cash flows provided by (used in) each type of activity for the first six months of 2019 and 2018:

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Net Cash Used in Operating Activities	$(478)	$(315)
Net Cash Provided by (Used in) Investing Activities	223	(14)
Net Cash Provided by Financing Activities	269	172

Operating Activities

Our cash used in operating activities was $478 million during the first six months of 2019 compared to cash used of $315 million during the first six months of 2018. Cash used in operating activities in 2019 and 2018 were driven by working capital needs, payments for debt interest, bonus, severance and other restructuring and transformation costs. In 2019, primarily in the second quarter, cash used in operating activities included payments for prepetition charges primarily for professional and other fees related to the Cases.

Investing Activities

Our cash provided by investing activities was $223 million during the first six months of 2019 compared to cash used of $14 million during the first six months of 2018.

During the first six months of 2019, the primary uses of cash in investing activities were (i) capital expenditures of $114 million for property, plant and equipment and the acquisition of assets held for sale and (ii) cash paid of $9 million to acquire intellectual property and other intangibles. During the first six months of 2019, the primary sources of cash were (i) proceeds from the sale of business of $301 million primarily from completed dispositions of our rigs business, laboratory services and surface data logging businesses and (ii) proceeds of $45 million from the disposition of other assets.

During the first six months of 2018, the primary uses of cash in investing activities were (i) capital expenditures of $86 million for property, plant and equipment and the acquisition of assets held for sale and (ii) cash paid of $7 million to acquire intellectual property and other intangibles. During the first six months of 2018, the primary sources of cash primarily included cash proceeds of $50 million from asset dispositions and cash proceeds of $25 million from the sale of our continuous sucker rod service business in Canada.

The amount we spend for capital expenditures varies each year and is based on the types of contracts into which we enter, our asset availability and our expectations with respect to activity levels.

Financing Activities

Our cash provided by financing activities was $269 million during the first six months of 2019 compared to cash provided of $172 million during the first six months of 2018.

In the first six months of 2019, we had short-term borrowings net of repayments of $298 million primarily from our Revolving Credit Agreements, and long-term debt repayments of $17 million on our Term Loan Agreement and financed leases.

In February 2018, we issued $600 million in aggregate principal amount of our 9.875% senior notes due 2025 for net proceeds of $588 million. We used part of the proceeds from our debt offering to repay in full our 6.00% senior notes due March 2018 and to fund a concurrent tender offer to purchase all of our 9.625% senior notes due 2019.

Net long- and short-term debt repayments, including the tender offer and net payments under the prior Revolving Credit Agreement in the first six months of 2018 totaled $402 million. We settled the tender offer for $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative loss of $34 million on these transactions in “Bond Tender and Call Premium” on the accompanying Condensed Consolidated Statements of Operations.

Other financing activities in the first six months of 2019 and 2018 included payments of noncontrolling interest dividends.

Sources of Liquidity

Our sources of available liquidity have included cash and cash equivalent balances, accounts receivable factoring, dispositions, and availability under committed lines of credit. In addition, we expect to continue to evaluate and enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy. As discussed in Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern and earlier in “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we believed we would not have sufficient liquidity to satisfy our debt service obligations and meet other financial obligations as they came due and as a result, the Debtors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. We expect the DIP Credit Agreement should provide sufficient liquidity for the Company during the pendency of the Cases.

Cash Requirements

We anticipate our cash requirements will continue to include payments for capital expenditures, repayment of debt, interest payments primarily from our DIP Credit Agreement and A&R Credit Agreement (interest payments on our unsecured senior notes are stayed during the pendency of the Cases), payments for short-term working capital needs and transformation costs, including severance and professional consulting payments. Our cash requirements also include employee retention programs and awards under our employee incentive programs and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, availability under our DIP Credit Agreement (during the pendency of the Cases), accounts receivable factoring and proceeds from disposals of businesses or capital assets that no longer fit our long-term strategy. While we expect these sources of liquidity to be sufficient, there is uncertainty as discussed above and we cannot provide assurance that cash flows and other internal and external sources of liquidity will at all times be sufficient to satisfy our cash requirements.

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

Cash and cash equivalents of $592 million at June 30, 2019, are held by subsidiaries outside of Switzerland, the Company’s taxing jurisdiction. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax. As of June 30, 2019, we had cash and cash equivalents of $17 million denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. dollar conversions.

Revolving Credit Agreements and Term Loan Agreement

At June 30, 2019, we have two revolving credit agreements with total commitments of $846 million, comprised of an unsecured senior revolving credit agreement (the “A&R Credit Agreement”) in the amount of $529 million, and a Secured Second Lien 364-Day Revolving Credit Agreement (the “364-Day Credit Agreement” and, together with the A&R Credit Agreement, the “Revolving Credit Agreements”) in the amount of $317 million. At June 30, 2019, we have principal borrowings of $298 million under the Term Loan Agreement. We collectively refer to our Revolving Credit Agreements and Term Loan Agreement as the “Credit Agreements.” Under the terms of the A&R Credit Agreement, commitments of $226 million from non-extending lenders matured on July 12, 2019 and commitments of $303 million from extending lenders will mature on July 13, 2020.

At June 30, 2019, we have principal borrowings of $298 million under our term loan agreement, dated May 4, 2016, among Weatherford Bermuda, the borrower, and Weatherford Ireland, the guarantor, and the lenders party thereof (the “Term Loan Agreement”). The Term Loan Agreement required a quarterly payment of $12.5 million plus interest that became due on June 30, 2019 and was unpaid as of June 30, 2019. On July 1, 2019, the Debtors and the lenders under the Term Loan Agreement entered into a forbearance agreement where the lenders agreed to forbear from exercising their rights and remedies available to them, including the right to accelerate any indebtedness, for a specified period of time.

On July 3, 2019, we repaid the outstanding principal and interest remaining under the Term Loan Agreement and 364-Day Credit Agreement with borrowings from our DIP Credit Agreement and have reclassified the Term Loan balance to current maturities of long-term debt as of June 30, 2019. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding how the Plan and Transaction will impact the Credit Agreements.

Our Credit Agreements contain customary events of default, including our failure to comply with the financial covenants. As of June 30, 2019, we were in compliance with our financial covenants as defined in the Credit Agreements as well as under our indentures. The Company’s existing secured funded debt under the Credit Agreements was paid in full on July 3, 2019 using borrowings under the DIP Credit Agreement. As a result of filing the Cases, an event of default occurred under each indenture governing the unsecured notes and each Credit Agreement, which automatically accelerated maturity of the principal, plus any accrued and unpaid interest, on such series of unsecured notes and obligations under the Credit Agreements. Any efforts to enforce such payment obligations are automatically stayed as a result of the Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding how the Plan and Transaction will impact the Credit Agreements.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. See “Note 4 – Accounts Receivable Factoring” to our Condensed Consolidated Financial Statements for details on our factoring arrangements.

Ratings Services’ Credit Ratings

As of June 30, 2019, our credit ratings were downgraded from our credit ratings reported in our audited Consolidated Financial Statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K after the announcement of our RSA on May 10, 2019. Our S&P Global Ratings on our senior unsecured notes was downgraded from CCC– to C, with a negative outlook, and our issuer credit rating was downgraded from CCC to CC. Our Moody’s Investors Service credit rating on our senior unsecured notes was downgraded from Caa3 to Ca and our speculative grade liquidity rating was affirmed at SGL-4, both with a negative outlook.

In July 2019, after we filed the Plan in the Bankruptcy Court, our S&P Global Ratings on our senior unsecured notes were downgraded from C to D, with a negative outlook, and our issuer credit rating was downgraded from CC to D. Our Moody’s Investors Service credit rating on our senior unsecured notes was affirmed at Ca and our speculative grade liquidity rating was affirmed at SGL-4, both with a negative outlook. Moody’s also downgraded our probability of default rating from Ca-PD to D-PD. Shortly after Moody’s ratings action, they withdrew all of Weatherford’s ratings.

Off Balance Sheet Arrangements

Guarantees

Weatherford Ireland guarantees the obligations of our subsidiaries Weatherford Bermuda and Weatherford Delaware and as a result of certain of these guarantee arrangements, we are required to present condensed consolidating financial information. See “Note 21 – Condensed Consolidating Financial Statements” to our Condensed Consolidated Financial Statements for our guarantor financial information.

Letters of Credit and Performance and Bid Bonds

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At June 30, 2019, we had no short-term borrowings under these arrangements. In addition, we had $247 million of letters of credit under various uncommitted facilities and $166 million of letters of credit under the A&R Credit Agreement. At June 30, 2019, we have cash collateralized $113 million of our letters of credit, which is included “Cash and Cash Equivalents” in the accompanying Condensed Consolidated Balance Sheets. Subsequent to the quarter ended June 30, 2019, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details.

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

Derivative Instruments

See “Note 13 – Derivative Instruments” to our Condensed Consolidated Financial Statements for details regarding our derivative activities.

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

We perform an impairment test for goodwill annually as of October 1 or more frequently if indicators of potential impairment exist that would more likely than not reduce the fair value of the reporting unit below its carrying value. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including, but not limited to, (i) the results of our impairment testing at the prior annual impairment testing date, in particular the magnitude of the excess of fair value over carrying value, (ii) changes in market conditions, (iii) downward revisions to internal forecasts, and the magnitude thereof, if any, (iv) decline in our market capitalization below our book value, and the magnitude and duration of those declines, if any.

Our share price has historically experienced volatility as a result of industry-wide and macroeconomic factors, including global oil prices and rig counts. In addition, more recently, we believe that our share price has be subject to increased volatility resulting from our financial results and our inability to meet our Transformation Plan initiatives in the magnitude and desired time-frame, contributing to the NYSE suspension of trading in our ordinary shares and their commencement of procedures to delist our shares, which the Company has appealed. These circumstances prompted us to evaluate whether circumstances had changed that would more likely than not reduce the fair value of one or more of our reporting units below their carrying amount as of June 30, 2019. While conducting this evaluation, we considered macroeconomic and industry conditions, including the outlook for exploration and production spending by our customers, the magnitude and declines in our market capitalization and overall financial performance of each of our reporting units. We also considered whether there were any changes in our long-term forecasts, which are impacted by assumptions about the future commodity pricing and supply and demand for our goods and services, all of which require considerable judgment in estimation.

Goodwill is not amortized but is evaluated for impairment. We perform an impairment test for goodwill annually as of October 1 or more frequently if indicators of potential impairment exist that would more likely than not reduce the fair value of the reporting unit below its carrying value. We have the option to assess qualitative factors to determine if it is necessary to perform the quantitative goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying value, we must perform the quantitative goodwill impairment test. We also have the unconditional option to bypass the qualitative assessment at any time and perform the quantitative step. The quantitative step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values.

The Company identified lower exploration and production capital spending during the quarter that resulted in lower drilling activity and forecasted activity as impairment indicators and performed an interim goodwill impairment test as of the second quarter ended June 30, 2019. We performed a qualitative goodwill impairment test for all of our reporting units with goodwill and determined it was more likely than not that the fair values for the Latin America and Russia/China reporting units exceeded their respective carrying values. For the Middle East/North Africa and Asia reporting unit, we conducted a further assessment by performing a quantitative goodwill impairment test.

For the quantitative assessment, the fair values of our Middle East/North Africa (“MENA”) and Asia reporting units were determined using a combination of the income approach and the market approach. The income approach estimates fair value by discounting the reporting unit’s estimated future cash flows. The income approach requires us to make certain estimates and judgments. To arrive at our future cash flows, we use estimates of economic and market information, including growth rates in revenues and costs, working capital and capital expenditure requirements, and operating margins and tax rates. Several of the assumptions used in our discounted cash flow analysis are based upon a financial forecast. This process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. Assumptions are also made for periods beyond the financial forecast period. The discount rate used in the income approach is determined using a weighted average cost of capital and reflects the risks and uncertainties in the cash flow estimates. The weighted average cost of capital includes a cost of debt and equity. The cost of equity is estimated using the capital asset pricing model, which includes inputs for a long-term risk-free rate, equity risk premium, country risk premium, and an asset beta appropriate for the assets in the reporting unit. The discount rate for the MENA and Asia reporting units were 13.75% and 13.00%, respectively, as of our June 30, 2019 impairment test. The market approach estimates fair value as a multiple of the reporting unit’s actual and forecasted earnings based on market multiples of comparable publicly traded companies over a three-year period. The market multiples for the MENA and Asia reporting units ranged from 3.7x – 5.4x as of our June 30, 2019 impairment test.

We engaged an independent valuation specialist for the assumptions used in our quantitative impairment test to assist us in our valuations under both methods. The final estimates of the MENA and Asia reporting units’ fair values were determined by using an appropriate weighting of the values from each method, where the income method was weighted more heavily than the market method as we believe that the income method and assumptions therein are more reflective of a market participant’s view of fair value given current market conditions.

For the second quarter ended June 30, 2019, our interim goodwill impairment tests indicated that goodwill for our Asia and MENA reporting units were impaired and as a result we incurred a goodwill impairment charge of $102 million. In the first quarter ended March 31, 2019 our interim goodwill impairment tests indicated that goodwill for our North America reporting unit was impaired and as a result we incurred a goodwill impairment charge of $229 million. The impairment indicators during the first and second quarters of 2019 were a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and forecasted growth in North America, Asia and MENA reporting units. Our cumulative impairment loss for goodwill was $3.0 billion at June 30, 2019. The impairment reflects the overall decline in the fair value of the reporting unit.

The carrying amounts of goodwill by reporting unit as of June 30, 2019 are as follows:

(Dollars in millions)	June 30, 2019
North America	$—
Latin America	281
Western Hemisphere	281

Russia/China	38
Middle East/North Africa	—
Asia	84
Eastern Hemisphere	122

Total	$403

Our estimates of fair value are sensitive to the aforementioned inputs to the valuation approaches. For our Latin America, Russia/China, and Asia reporting units, if any one of the above inputs changes, it could reduce the estimated fair value of the reporting unit and result in a potentially material impairment charge to goodwill. Some of the inputs, such as forecasts of revenue and earnings growth, are subject to change given their uncertainty. Other inputs, such as the discount rate used in the income approach and the valuation multiple used in the market approach, are subject to change as they are outside of our control.

For our Asia reporting unit:

•
A hypothetical 25 basis point increase in the discount rate used for Asia, holding all other assumptions constant, could result in a potentially material impairment charge to goodwill for the reporting unit.

•
A hypothetical five percentage point decrease in the growth rate used for Asia, holding all other assumptions constant, could result in a potentially material impairment charge to goodwill for the reporting unit.

•
A hypothetical decrease in our valuation multiple used to 3x for Asia, holding all other assumptions constant, could result in a potentially material impairment charge to goodwill for the reporting unit.

While we believe that we will continue to operate in the ordinary course during our bankruptcy process and upon emergence from Chapter 11 bankruptcy proceedings, our estimates of fair values are sensitive to inputs to the valuation approaches, including our forecasts of revenues and earnings growth. There can be no assurances that changes to our inputs would not result in a material impairment of goodwill.

Refer also to “Notes to Condensed Consolidated Financial Statements – Note 8 – Goodwill” of this Form 10-Q.

New Accounting Pronouncements

See “Note 3 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements.

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

•	downturns in our industry which could affect the carrying value of our goodwill, intangible assets or other assets and impact our ability to generate sufficient liquidity;

•	our ability to confirm and complete the proposed financial restructuring in accordance with the terms of the RSA;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Other Information – Item 7A. – Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other than the decrease in the fair value of our debt as discussed in “Note 11 – Short-term Borrowings and Other Debt Obligations” to our Condensed Consolidated Financial Statements, our exposure to market risk has not changed materially since December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (as amended, the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting. Beginning January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) and the series of related updates and implemented changes to our processes and related control activities.

Our management identified no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 14 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. As of June 30, 2019, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as noted below.

As a result of the filing of the Cases, we will be subject to the risks and uncertainties associated with bankruptcy proceedings.

On July 1, 2019, the Company filed for voluntary relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of Texas and filed the Company’s pre-packaged plan of reorganization. Throughout the duration of the Cases, our operations and our ability to develop and execute our business plan (including our transformation), as well as our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy proceedings. These risks include the following:

•	our ability to confirm and complete the Plan or an alternative restructuring plan;

•	the high costs of bankruptcy proceedings and related fees;

•	our ability to obtain the Bankruptcy Court’s approval with respect to motions filed in the Cases from time to time;

•	our ability to comply with the RSA terms and conditions;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business and Transformation Plan;

•	our ability to attract, motivate and retain key employees;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
the ability of third parties to seek and obtain the Bankruptcy Court’s approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan of reorganization, to appoint a Chapter 11 trustee, or to convert the Cases to proceedings under Chapter 7 of the Bankruptcy Code; and

•	the actions and decisions of our creditors and other third parties who have interests in the Cases that may be inconsistent with our plans.

Delays in our Chapter 11 proceedings increase the risks of our inability to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with the Cases could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Cases, we cannot accurately predict or quantify the ultimate impact of events that will occur during the Cases that may be inconsistent with our plans.

We may not be able to obtain confirmation of the Plan as outlined in the RSA.
There can be no assurance that the Plan as outlined in the RSA (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.
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
Our capital structure will be significantly altered under the Plan. Under fresh-start accounting rules that should apply to us upon the effective date of the Plan (or any alternative plan of reorganization), our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, under fresh-start accounting rules, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The RSA consumed, and the Chapter 11 proceedings will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
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

Trading in our securities is highly speculative and poses substantial risks. Under the Plan, following effectiveness of the Plan, the holders of our existing ordinary shares will receive their pro rata share of 1% of the New Common Stock and warrants for up to 10% of the post-petition equity exercisable upon the Company reaching certain benchmarks pursuant to the terms of the proposed new warrants, which interests could be further diluted by the warrants, the potential conversion of up to $500 million of convertible unsecured notes to be issued under the Plan, and the management incentive plan contemplated by the Plan.
The Plan, as contemplated in the RSA, provides that upon the Company's emergence from Chapter 11, Consenting Noteholders will receive, among other things, their pro rata share of 99% of the New Common Stock and that the holders of the existing ordinary shares of the Company will receive their pro rata share of 1% of the New Common Stock and warrants for up to 10% of the post-petition equity exercisable upon the Company reaching certain benchmarks pursuant to the terms of the proposed new warrants. If the Plan as contemplated in the RSA is confirmed, (i) up to 5% of the equity interests in the reorganized Company will be reserved for issuance as awards under a post-restructuring management incentive plan and (ii) up to $500 million of new unsecured notes to be issued under the Plan will be convertible into New Common Stock at the election of the holders of such notes. Issuances of ordinary shares (or securities convertible into or exercisable for ordinary shares) under the Plan or management incentive plan and any exercises of the warrants or conversion rights for ordinary shares of ordinary shares will dilute the voting power of the outstanding ordinary shares and may adversely affect the trading price of such ordinary shares.

Upon our emergence from bankruptcy, the composition of our board of directors may change significantly.
Under the Plan, the composition of our board of directors may change significantly. Upon emergence, the board will be made up of seven directors selected by the Consenting Noteholders, one of which will be our current Chief Executive Officer. The Consenting Noteholders have agreed to interview any of the existing members of our board who wishes to continue as a member of our board. However, it is possible that up to six of our seven board members may be new to the Company. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

There may be circumstances in which the interests of our significant shareholders could be in conflict with the interests of our other shareholders.
Assuming the Plan were effective as of the date hereof, it is estimated that certain bondholders would own or otherwise control a material percentage of our New Common Stock. Circumstances may arise in which these shareholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional equity or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our New Common Stock. In addition, our significant concentration of share ownership post-reorganization may adversely affect the trading price of our New Common Stock because investors may perceive disadvantages in owning shares in companies with significant shareholders.

We may have insufficient liquidity for our business operations during the Chapter 11 proceedings.
Although our transformation efforts to date have resulted in lowering our cost structure and creating efficiencies, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 proceedings. Although we believe that we will have sufficient liquidity to operate our business during the pendency of the Chapter 11 proceedings, there can be no assurance that the cash made available to us under the DIP Credit Agreement or otherwise in our restructuring process and revenue generated by our business operations will be sufficient to fund our operations. In the event that revenue flows and other available cash are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable.

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
The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the Plan (i) would be subject to compromise and/or treatment under the Plan and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Plan. Any claims not ultimately discharged through the Plan or any other Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

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

We may not be able to obtain approval of the Plan as outlined in the RSA from the Irish High Court.
Even if approved by the Bankruptcy Court in the United States, there can be no assurance that the Irish High Court will admit the Company to Irish examinership proceedings or that the Plan as outlined in the RSA (or any other plan of reorganization) will be approved as an examinership scheme of arrangement by the Irish High Court, so we urge caution with respect to existing and future investments in our securities.
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

The Bermuda Court may not sanction the Bermuda Scheme.

Prior to the Effective Date, Weatherford Bermuda intends to put forward a scheme of arrangement pursuant to the Companies Act 1981 of Bermuda (the “Bermuda Scheme”) in Bermuda. In the event that the Bermuda Scheme is put forward, the Bermuda Court is expected to direct that a meeting of creditors affected by the Bermuda Scheme be convened at which point such creditors are expected to approve the Bermuda Scheme. There is a risk that the creditors will not approve the Bermuda Scheme in accordance with the requisite majority under Bermuda law (a majority of those present and voting and seventy-five percent in value of those present and voting). There is a risk that the Bermuda Court will not sanction the scheme, which may affect Weatherford Bermuda’s ability to ensure that certain creditors are bound by the terms of the Confirmation Order.

Weatherford Bermuda’s bye-laws restrict shareholders from bringing legal action against Weatherford Bermuda’s officers and directors.

Weatherford Bermuda’s bye-laws contain a broad waiver by its shareholders of any claim or right of action, both individually and on Weatherford Bermuda’s behalf, against any of its officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against Weatherford Bermuda’s officers and directors unless the act or failure to act involves fraud or dishonesty.

Operating under bankruptcy court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of the Plan or any other Chapter 11 plan of reorganization. A long period of operations under bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under bankruptcy court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Cases continue, the more likely it is that our customers, suppliers and service providers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

Furthermore, so long as the Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Cases.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to the Plan or any other Chapter 11 plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from bankruptcy proceedings.

The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones for the progress of the Cases, including, among other things, to obtain certain Bankruptcy Court orders and complete the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.

If the RSA is terminated, our ability to confirm and complete a Chapter 11 plan of reorganization could be materially and adversely affected.

The RSA contains certain limited termination events that upon the occurrence of which parties to the RSA may terminate the agreement (and their support for the Plan). If the RSA were terminated, each of the parties thereto would be released from their obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and complete a Chapter 11 plan of reorganization. If the Plan is not completed, there can be no assurance that any alternative restructuring transaction would be as favorable to holders of claims as the Plan.

If we are not able to obtain confirmation of a Chapter 11 plan of reorganization to, or if current financing is insufficient or exit financing is not available, we could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.

In order to successfully emerge from Chapter 11 bankruptcy protection, we must obtain, among other approvals, confirmation of a Chapter 11 plan of reorganization by the Bankruptcy Court. If confirmation of a plan of reorganization by the bankruptcy court does not occur, we could be forced to sell the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.

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

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing beyond the DIP Credit Agreement. In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and will continue to incur, significant professional fees and other costs throughout the Cases. We cannot assure you that cash on hand, cash flow from operations and any financing we are able to obtain through the DIP Credit Agreement will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Cases until we are able to emerge from the Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Cases; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash flow from operations; (iv) our ability to confirm and complete the Plan or any other Chapter 11 plan of reorganization ; and (v) the cost, duration and outcome of the Cases.

As a result of the Cases, our financial results may be volatile and may not reflect historical trends.

During the pendency of the Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance during this period. In addition, if we emerge from Chapter 11 bankruptcy protection, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also will be required to adopt fresh start accounting, whereby our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Transfers or issuances of Existing Common Stock or New Common Stock, before or in connection with our Chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. As of December 31, 2018, we had gross net operating loss (“NOL”) and research tax credit carryforwards of approximately $2.0 billion and $34 million, respectively, for federal income tax purposes, expiring in varying amounts through the year 2037. As a result of the recent losses we have incurred in the U.S., we have recorded a valuation allowance against all future tax benefits of our U.S. net operating loss carryforwards. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change”, generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. As of June 30, 2019, we believe we have not experienced an ownership change. However, we may experience ownership changes following the implementation of prepackaged plan of reorganization. In connection with confirmation of the Plan, certain trading that might trigger an ownership change is currently subject to certain procedures adopted by the Bankruptcy Court on July 2, 2019 requiring (among other things) prior notification and advance approval from the Company. Under Section 382 of the Internal Revenue Code, absent an applicable exception, if the Company undergoes an “ownership change” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation. As a result, if we earn net taxable income, our ability to utilize our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to annual limitations, which could potentially result in increased future tax liability to us. At the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Furthermore, these losses could expire before we generate sufficient income to utilize them.

The Debtors and Holders of Allowed Claims and Allowed Equity Interests May Suffer Adverse U.S. Federal Income Tax Consequences as a Result of the Implementation of the Plan.

Following the implementation of prepackaged plan of reorganization, the Company intends to continue to operate under the laws of Ireland, which is expected to be an Irish tax resident. The United States Internal Revenue Service (the “IRS”) may, however, assert that Weatherford Ireland should be treated as a U.S. corporation for U.S. federal income tax purposes pursuant to IRC Section 7874. For U.S. federal tax purposes, a corporation generally is classified as either a U.S. corporation or a foreign corporation by reference to the jurisdiction of its organization or incorporation. Because Weatherford Ireland is an Irish incorporated entity, it would generally be classified as a foreign corporation under these rules. IRC Section 7874 provides (i) an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes, or, in the alternative, (ii) for certain adverse tax consequences in certain cases where a foreign incorporated entity is treated as a non-U.S. corporation for U.S. federal income tax purposes. The application of IRC Section 7874 to the Company is unclear and subject to factual uncertainty and may result in significant adverse tax consequences.

If a United States Person is Treated as Owning At Least 10% of the New Common Stock, Such Holder May be Subject to Adverse U.S. Federal Income Tax Consequences.

Many of Company’s non-U.S. subsidiaries are classified as “controlled foreign corporations” for U.S. federal income tax purposes due to the application of certain ownership attribution rules within a multinational corporate group (although there is a legislative proposal to significantly limit the application of these rules). If a United States person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of Weatherford Ireland’s shares, such person may be treated as a “United States shareholder” with respect to one or more of Weatherford Ireland’s controlled foreign corporation subsidiaries. In addition, if Weatherford Ireland’s shares are treated as owned more than 50% (by voting power or value) by United States shareholders, Weatherford Ireland itself would be treated as a controlled foreign corporation. A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income, as ordinary income, its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, whether or not Weatherford Ireland makes any distributions to such United States shareholder. An individual United States shareholder generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a corporate United States shareholder. A failure by a United States shareholder to comply with its reporting obligations may subject the United States shareholder to significant monetary penalties and may extend the statute of limitations with respect to the United States shareholder’s U.S. federal income tax return for the year for which such reporting was due. Weatherford Ireland cannot provide any assurances that it will assist investors in determining whether it or any of its non-U.S. subsidiaries are controlled foreign corporations. Weatherford Ireland also cannot guarantee that it will furnish to United States shareholders information that may be necessary for them to comply with the aforementioned obligations. The risk of being subject to increased reporting and compliance obligations and taxation could impact the demand for, and value of, the New Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

See Part I. Item 1. “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” and “Note 11 – Short-term Borrowings and Other Debt Obligations” to our Condensed Consolidated Financial Statements which are incorporated in this item by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

All exhibits are incorporated herein by reference to a prior filing as indicated, unless otherwise designated with an dagger (†), which are filed herewith, or double dagger (††) which are furnished herewith.

Exhibit Number	Description
2.1
Disclosure Statement and Plan of Reorganization of Weatherford International plc, dated as of June 28, 2019 (incorporated by reference as Exhibit 99.1 of the Company’s Form 8-K filed June 28, 2019, File No. 1-36504).

3.1	Memorandum and Articles of Association of Weatherford International public limited company (incorporated by reference as Exhibit 2.1 of the Company’s Form 8-K filed April 2, 2014, File No. 1-36504).
10.1
Restructuring Support Agreement, dated as of May 10, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the Consenting Creditors (incorporated by reference as Exhibit 10.1 of the Company’s Form 8-K filed May 13, 2019, File No. 1-36504).

10.2
First Amendment to the Restructuring Support Agreement, dated as of July 1, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and certain noteholders (incorporated by reference as Exhibit 10.2 of the Company’s Form 8-K filed July 2, 2019, File No. 1-36504).

10.3
Backstop Commitment Agreement, dated as of July 1, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the commitment parties thereto (incorporated by reference as Exhibit 10.1 of the Company’s Form 8-K filed July 2, 2019, File No. 1-36504).

10.4
Credit Agreement Forbearance Agreement, dated as of July 1, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the lenders under the Credit Agreement (incorporated by reference as Exhibit 10.3 of the Company’s Form 8-K filed July 2, 2019, File No. 1-36504).

10.5
Term Loan Forbearance Agreement, dated as of July 1, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the lenders under the Term Loan (incorporated by reference as Exhibit 10.4 of the Company’s Form 8-K filed July 2, 2019, File No. 1-36504).

10.6
364-Day Forbearance Agreement, dated as of July 1, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the lenders under the 364-Day Credit Agreement (incorporated by reference as Exhibit 10.5 of the Company’s Form 8-K filed July 2, 2019, File No. 1-36504).

10.7
Swap Agreement Forbearance Agreement, dated as of July 1, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the lenders under the swap agreements (incorporated by reference as Exhibit 10.6 of the Company’s Form 8-K filed July 2, 2019, File No. 1-36504).

10.8
Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated July 3, 2019, by and among Weatherford International plc, Weatherford International, Ltd., Weatherford International, LLC and the Lenders thereto and Citibank, N.A. as administrative agent, collateral agent and issuing bank (incorporated by reference as Exhibit 10.1 of the Company’s Form 8-K filed July 5, 2019, File No. 1-36504).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date: August 5, 2019	By:	/s/ Christoph Bausch
Christoph Bausch
Executive Vice President and
Chief Financial Officer

Date: August 5, 2019	By:	/s/ Stuart Fraser
Stuart Fraser
Vice President and
Chief Accounting Officer