Form 10-Q
period 2019-09-30
Weatherford International plc
filed 2019-10-30
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International public limited company
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
Registrant’s Telephone Number, Including Area Code: 713.836.4000

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
As of October 15, 2019, there were 1,004,200,634 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Third Quarter and Nine Months Ended September 30, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2019	2018	2019	2018
Revenues:
Products	$467	$508	$1,461	$1,471
Services	847	936	2,508	2,844
Total Revenues	1,314	1,444	3,969	4,315

Costs and Expenses:
Cost of Products	408	499	1,343	1,378
Cost of Services	599	606	1,765	2,015
Research and Development	35	31	107	106
Selling, General and Administrative Attributable to Segments	201	192	615	591
Corporate General and Administrative	31	31	95	101
Goodwill Impairment	399	—	730	—
Prepetition Charges	—	—	86	—
Asset Write-Downs and Other	42	71	120	159
Transformation, Facility Restructuring and Severance Charges	53	27	93	90
Gain on Operational Assets Sale	(15)	—	(15)	—
(Gain) Loss on Sale of Businesses, Net	8	—	(104)	—
Total Costs and Expenses	1,761	1,457	4,835	4,440

Operating Loss	(447)	(13)	(866)	(125)

Other Income (Expense):
Reorganization Items	(303)	—	(303)	—
Interest Expense, Net (Unrecognized Contractual Interest Expense was $133 million for three months ended September 30, 2019)	(26)	(156)	(341)	(457)
Warrant Fair Value Adjustment	—	11	—	67
Bond Tender and Call Premium	—	—	—	(34)
Currency Devaluation Charges	—	(8)	—	(45)
Other Expense, Net	(8)	(6)	(18)	(21)

Loss Before Income Taxes	(784)	(172)	(1,528)	(615)
Income Tax Provision	(31)	(22)	(76)	(80)
Net Loss	(815)	(194)	(1,604)	(695)
Net Income Attributable to Noncontrolling Interests	6	5	14	13
Net Loss Attributable to Weatherford	$(821)	$(199)	$(1,618)	$(708)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(0.82)	$(0.20)	$(1.61)	$(0.71)

Weighted Average Shares Outstanding:
Basic & Diluted	1,004	998	1,004	996

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Net Loss	$(815)	$(194)	$(1,604)	$(695)

Currency Translation Adjustments	(28)	(9)	35	(170)
Defined Benefit Pension Activity	—	—	—	1
Interest Rate Derivative Loss	8	—	8	—
Other Comprehensive Income (Loss)	(20)	(9)	43	(169)
Comprehensive Loss	(835)	(203)	(1,561)	(864)
Comprehensive Income Attributable to Noncontrolling Interests	6	5	14	13
Comprehensive Loss Attributable to Weatherford	$(841)	$(208)	$(1,575)	$(877)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and shares in millions, except par value)	2019	2018
	(Unaudited)
Assets:
Cash and Cash Equivalents	$676	$602
Restricted Cash	374	—
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $110 at September 30, 2019 and $123 at December 31, 2018	1,277	1,130
Inventories, Net	1,126	1,025
Other Current Assets	466	428
Assets Held for Sale	5	265
Total Current Assets	3,924	3,450

Property, Plant and Equipment, Net of Accumulated Depreciation of $5,932 at September 30, 2019 and $5,786 at December 31, 2018	1,881	2,086
Goodwill	—	713
Other Non-Current Assets	519	352
Total Assets	$6,324	$6,601

Liabilities:
Debtor in Possession Financing	$1,386	$—
Short-term Borrowings and Current Portion of Long-term Debt	320	383
Accounts Payable	627	732
Accrued Salaries and Benefits	250	249
Income Taxes Payable	197	214
Other Current Liabilities	600	722
Total Current Liabilities	3,380	2,300

Long-term Debt	59	7,605
Other Non-Current Liabilities	475	362
Total Liabilities Not Subject to Compromise	3,914	10,267

Liabilities Subject to Compromise	7,634	—

Shareholders’ Deficiency:
Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 1,004 shares at September 30, 2019 and 1,002 shares at December 31, 2018	$1	$1
Capital in Excess of Par Value	6,729	6,711
Retained Deficit	(10,289)	(8,671)
Accumulated Other Comprehensive Loss	(1,703)	(1,746)
Weatherford Shareholders’ Deficiency	(5,262)	(3,705)
Noncontrolling Interests	38	39
Total Shareholders’ Deficiency	(5,224)	(3,666)
Total Liabilities and Shareholders’ Deficiency	$6,324	$6,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Cash Flows From Operating Activities:
Net Loss	$(1,604)	$(695)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities:
Depreciation and Amortization	357	419
Goodwill Impairment	730	—
Reorganization Items (Non-Cash)	134	—
Reorganization Items (Debtor in Possession Financing and Backstop Agreement)	110	—
Employee Share-Based Compensation Expense	19	38
Asset Write-Downs and Other	108	253
Gain on Sale Businesses, Net	(104)	—
Bond Tender and Call Premium	—	34
Currency Devaluation Charges	—	45
Warrant Fair Value Adjustment	—	(67)
Other Net Income Adjustments	42	(56)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(147)	(101)
Inventories	(152)	33
Accounts Payable	(105)	(90)
Other, Net	(67)	(160)
Net Cash Used in Operating Activities	(679)	(347)

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(177)	(141)
Acquisitions of Businesses, Net of Cash Acquired	—	4
Acquisition of Intellectual Property	(12)	(11)
Proceeds from Sale of Assets	80	70
Proceeds from Sale of Businesses, Net	319	37
Net Cash Provided by (Used in) Investing Activities	210	(41)

Cash Flows From Financing Activities:
Borrowings (Repayments) of Debtor in Possession Credit Agreement, Net	1,386	—
Debtor in Possession Financing Fees and Payments on Backstop Agreement	(110)	—
Borrowings of Long-term Debt	—	586
Repayments of Long-term Debt	(317)	(471)
Borrowings (Repayments) of Short-term Debt, Net	(25)	170
Bond Tender Premium	—	(34)
Other Financing Activities	(17)	(28)
Net Cash Provided by Financing Activities	917	223
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(55)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	448	(220)
Cash and Cash Equivalents at Beginning of Period	602	613
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,050	$393

Supplemental Cash Flow Information:
Interest Paid	$248	$439
Income Taxes Paid, Net of Refunds	$65	$87
Non-cash Financing Obligations	$14	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DEBTOR IN POSSESSION)

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” “Weatherford” or “Weatherford Ireland”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include all adjustments, consisting of normal recurring adjustments, which in our opinion, are considered necessary to present fairly our Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018. When using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019 for which we expect to file the related Annual Report on Form 10-K as an accelerated filer, our first period affected by the change in filing status based on our public float as of the last business day of our second fiscal quarter of 2019.
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

Bankruptcy Accounting

The consolidated financial statements included herein have been prepared as if we were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (“ASC 852”.) See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the bankruptcy. As a result, we have segregated liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 proceedings and have classified these items as “Liabilities Subject to Compromise” on our Condensed Consolidated Balance Sheets. In addition, we have classified all income, expenses, gains or losses that were incurred or realized as a result of the Chapter 11 proceedings since filing as “Reorganization Items” in our Condensed Consolidated Statements of Operations.

In accordance with ASC 852, the Company anticipates it will be required to adopt fresh start accounting (“Fresh Start Accounting”) upon its emergence from Chapter 11, becoming a new entity for financial reporting because (i) the holders of the then existing ordinary shares of the predecessor company received less than 50% of the new ordinary shares of the successor company outstanding upon emergence and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims. Upon adoption of Fresh Start Accounting, the reorganization value derived from the enterprise value as disclosed in the Plan will be allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with ASC 805, Business Combinations. The amount of deferred income taxes to be recorded will be determined in accordance with ASC 740, Income Taxes. The Plan Effective Date fair values of the Company’s assets and liabilities may differ materially from their recorded values as reflected on the historical balance sheet.

Reclassifications

Certain reclassifications of the financial statements and accompanying footnotes for the three and nine months ended September 30, 2018 have been made to conform to the presentation for the three and nine months ended September 30, 2019. See “Note 3 – New Accounting Pronouncements” for additional details regarding accounting changes impacting the Condensed Consolidated Financial Statements.

2. Chapter 11 Proceedings and Ability to Continue as a Going Concern

Voluntary Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

On July 1, 2019 (“Petition Date”), Weatherford Ireland, Weatherford International Ltd. (“Weatherford Bermuda”), and Weatherford International, LLC (“Weatherford Delaware”) (collectively, “Weatherford Parties,” or “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors obtained joint administration of their Chapter 11 cases under the caption In re Weatherford International plc, et al., Case No. 19-33694 (“Cases”). On June 28, 2019, the Debtors commenced a solicitation for acceptance of their prepackaged plan of reorganization (“Plan”) by causing the Plan and the corresponding disclosure statement to be distributed to certain creditors of the Company that were entitled to vote on the Plan. On September 11, 2019 the Plan, as amended, was confirmed by the Bankruptcy Court.

Weatherford Ireland filed a petition on September 23, 2019 under the Irish Companies Act 2014 in Ireland (“Irish Examinership Proceeding”) to seek approval for its scheme of arrangement following confirmation of the Plan in the U.S. The filing of the Irish Examinership Proceeding commenced a 100-calendar day protection period under Irish law, during which Weatherford Ireland will have the benefit of protection against enforcement and other actions by its creditors. Weatherford Ireland intends to continue operating its business in the ordinary course during the protection period. It is anticipated that the terms of the Irish scheme will mirror the terms of the Plan.

Weatherford Bermuda has commenced provisional liquidation proceedings (“Bermuda Proceedings”) pursuant to the Bermuda Companies Act 1981 by presenting a winding up petition to the Supreme Court of Bermuda (“Bermuda Court”). The Bermuda Court appointed a provisional liquidator who acts as an officer of the Bermuda Court, and is required under the Bermuda Court’s order to report from time to time on the progress of the Bermuda Proceedings. The provisional liquidator will have the power to oversee Weatherford Bermuda’s restructuring process. The Debtors’ management team and board of directors will remain in control of Weatherford Bermuda’s day-to-day operations and its Cases. The appointment of the provisional liquidator provided an automatic statutory stay of proceedings in Bermuda against Weatherford Bermuda and its assets. On the return date of September 6, 2019 for the Bermuda petition – similar to a second day hearing in a Chapter 11 proceeding – Weatherford Bermuda postponed its petition for a specified period, while the Cases are administered. Before the Debtors emerge from Chapter 11, Weatherford Bermuda may, along with the provisional liquidator and subject to the direction of the Bermuda Court, convene meetings of the impaired creditors in order to consider and approve, if appropriate, a scheme of arrangement pursuant to the Bermuda Companies Act 1981. It is anticipated that the terms of the Bermuda scheme will mirror the terms of the Plan and once properly approved, is a mechanism for ensuring that all of the impaired creditors of Weatherford Bermuda are bound by the terms of the Bermuda scheme. On October 25, 2019, Weatherford Bermuda filed its originating summons with the Bermuda Court.

Our remaining non-debtor affiliates that have not filed voluntary petitions under the Bankruptcy Code will continue operating their businesses and facilities without disruption to customers, vendors, partners or employees. The Plan and first day relief provide that vendors and other unsecured creditors who continue to work with the non-debtor affiliates on existing terms will be paid in full and in the ordinary course of business (in the case of creditors of the Debtors, following consummation of the Plan). All existing customer and vendor contracts continue to remain in place and be serviced in the ordinary course of business.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Cases. In addition, all of the Debtors’ prepetition unsecured senior notes and related unpaid interest are liabilities subject to compromise, further discussed below. Since the commencement of the Cases, the Debtors have continued to operate their businesses as debtors in possession under the jurisdiction of and in accordance with the applicable provisions of the Bankruptcy Code, orders of the Bankruptcy Court, the Irish Examinership Proceeding and the Bermuda Proceeding.

Restructuring Support Agreement

On May 10, 2019, the Debtors entered into the Restructuring Support Agreement (“RSA”) with certain holders of our unsecured notes (“Consenting Creditors”). The RSA sets forth, subject to certain conditions, the terms of the capital financial restructuring of the Company (“Transaction”).

On August 23, 2019, the Debtors entered into the second amendment of the RSA (the “Second RSA Amendment”) with certain of the noteholders, and certain equity holders who collectively hold approximately 208 million shares of the Weatherford’s outstanding ordinary shares (the “Consenting Equity Holders”) which joins the Consenting Equity Holders as parties to the RSA. In addition, it provided for the payment of $250 thousand (included in Professional Fees of the Reorganization Items table later in this footnote) to the Consenting Equity Holders’ counsel and amended the terms of the new warrants to be issued under the Plan to the holders of the Company’s existing ordinary shares. The amended new warrant terms include extending the maturity date of the warrants to four years after the effective date of the Plan and reduced the exercise price.

On September 9, 2019, the Debtors and certain of the noteholders entered into a third amendment to the RSA (the “Third RSA Amendment”). Pursuant to the terms of the Third RSA Amendment the Debtors will issue a single tranche of up to $2.1 billion aggregate principal amount of new unsecured notes (“Exit Notes”) upon emergence from bankruptcy, consisting of up to $1.6 billion of Exit Notes issued for cash to holders of subscription rights issued in a rights offering (the “Rights Offering Notes”) and to holders of Unsecured Notes Claims and $500 million of Exit Notes issued on a pro rata basis (the “Takeback Notes”). The Exit Notes will be issued in lieu of the two tranches of new unsecured notes in aggregate principal amount of $2.5 billion previously contemplated by the original RSA. The Exit Notes will bear interest at a rate of 11% per annum and will otherwise generally have the terms set forth in the form of New Senior Unsecured Notes Indenture (“Notes Indenture”) with modifications to reflect the amendments contemplated by the Third RSA Amendment, the removal of the 125% of Consolidated Cash Flow prong in the Notes Indenture and the addition of a covenant requiring the Company to use commercially reasonable efforts to obtain and maintain a rating for the Exit Notes from both Standard & Poor’s and Moody’s Investors Service.

On September 11, 2019, the Transaction was approved through the confirmation of the Plan filed in the Cases.

The amended RSA and the confirmed Plan contemplates a comprehensive deleveraging of our balance sheet and provides, in pertinent part, as follows (as further described in later paragraphs):

•
Our existing unsecured notes will be cancelled and exchanged for 99% of the ordinary shares of the reorganized Company (“New Common Stock”) and the Debtors will issue a single tranche of up to $2.1 billion aggregate principal amount of new Exit Notes upon emergence from bankruptcy, consisting of up to $1.6 billion of Rights Offering Notes (fully backstopped by Commitment Parties in the Backstop Commitment Agreement) issued for cash to holders of subscription rights issued in a rights offering and $500 million of Takeback Notes issued on a pro rata basis with a five-year maturity.

•
On July 3, 2019, our secured Term Loan facility and 364-day Revolving Credit Facility were repaid in full with borrowings from the DIP Credit Agreement, also entered into the same day. We expect to repay the DIP Credit Agreement and A&R Credit Agreement in full with proceeds from the exit financing to include the Rights Offering Notes and a combination of credit facilities in the principal amount of up to $600 million upon the effective date of the Plan.

•	All trade claims against the Company whether arising prior to or after the commencement of the Cases will be paid in full in the ordinary course of business.

•
Our existing equity will be cancelled and exchanged for 1% of the New Common Stock and four-year warrants to purchase 10% of the New Common Stock, both subject to dilution on account of the equity issued pursuant to the management incentive plan. The strike price of the warrants is expected to be set at an equity value at which the noteholders would receive a recovery equal to par as of the date of the commencement of the Cases in respect of the existing unsecured notes and all other general unsecured claims that are pari passu with the existing unsecured notes.

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

Payments Due on Certain Indebtedness

The Debtors’ 7.75% Senior Notes due 2021, 8.25% Senior Notes due 2023 and 6.80% Senior Notes due 2037 (together, “Certain Senior Notes”) provide for an aggregate $69 million interest payment that became due on June 15, 2019. The applicable indenture governing the Certain Senior Notes provides a 30-day grace period that extended the latest date for making this interest payment to July 16, 2019, before an event of default would occur under the applicable indenture. The Debtors elected to not make this interest payment on the due date and to utilize the 30-day grace period provided by the indentures. As a result of filing the Cases on July 1, 2019, an event of default occurred under each indenture governing these unsecured notes, which automatically accelerated maturity of the principal, plus any accrued and unpaid interest, on such series of unsecured notes and certain other obligations of the Debtors. Any efforts to enforce such payment obligations under the unsecured notes or other accelerated obligations of the Debtors are automatically stayed as a result of the Cases, and the creditors’ rights of enforcement in respect of the unsecured notes and other accelerated obligations of the Debtors are subject to the applicable provisions of the Bankruptcy Code. The interest and principal on this indebtedness remains unpaid as of this report date. In addition, all of the Debtors’ prepetition unsecured senior notes and related unpaid interest are now classified as “Liabilities Subject to Compromise” on our Condensed Consolidated Balance Sheets.

The Debtors’ Term Loan Agreement required a quarterly payment of $12.5 million plus interest that became due on June 30, 2019. On July 1, 2019, the Debtors and the Term Loan Lenders entered into a Term Loan Forbearance Agreement where the lenders agreed to forbear from exercising their rights and remedies available to them, including the right to accelerate any indebtedness, for a specified period of time. As of July 3, 2019, all unpaid principal and interest under the Term Loan Agreement were repaid in full. See discussion below.

Forbearance Agreements

On July 1, 2019, the Debtors and the Credit Agreement Lenders under the Amended and Restated Credit Agreement (the “A&R Credit Agreement”), dated as of May 9, 2016, among WOFS Assurance Limited and Weatherford Bermuda, as borrowers, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto entered into a forbearance agreement (the “Credit Agreement Forbearance Agreement”) with respect to certain defaults under the A&R Credit Agreement, including those arising from the Debtors’ commencement of the Cases. Specifically, under the Credit Agreement Forbearance Agreement, the Credit Agreement Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. Under the terms of the Credit Agreement Forbearance Agreement, the Debtors paid a fee for the ratable account of the Credit Agreement Lenders in an amount equal to 0.25% on the outstanding principal amount of the loans and total letter of credit exposure under the A&R Credit Agreement. Additionally, (i) to the extent such entities were not already guarantors under the A&R Credit Agreement, all subsidiaries of the Company who are guarantors under the DIP Credit Agreement (defined below) joined as guarantors under the A&R Credit Agreement and (ii) all U.S. and Canadian subsidiaries of the Company granted a second lien security interest in favor of the Credit Agreement Lenders in the same assets that such U.S. and Canadian subsidiaries pledged a first lien security interest in under the DIP Credit Agreement; provided that the aggregate amount of the guaranteed obligations to be secured under the A&R Credit Agreement did not exceed $100 million; and provided, further, that if the obligations under the A&R Credit Agreement are not paid in full by November 30, 2019, such second lien security interest of the Credit Agreement Lenders shall automatically transition from second liens to pari passu liens with the liens under the DIP Credit Agreement.

On July 1, 2019, the Debtors and the Term Loan Lenders under the Term Loan Agreement, dated as of May 4, 2016, among Weatherford Bermuda, as borrower, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”) entered into a forbearance agreement (the “Term Loan Forbearance Agreement”) with respect to certain defaults under the Term Loan Agreement. Specifically, under the Term Loan Forbearance Agreement, the Term Loan Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. On July 3, 2019, the Company repaid in full its outstanding indebtedness under the Term Loan.

On July 1, 2019, the Debtors and the 364-Day Lenders under the 364-Day Revolving Credit Agreement, dated August 16, 2018, among Weatherford Bermuda, as borrower, the other borrowers party thereto, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (“364-Day Credit Agreement”) entered into a forbearance agreement (the “364-Day Revolving Forbearance Agreement”) with respect to certain defaults under the 364-Day Credit Agreement. Specifically, under the 364-Day Revolving Forbearance Agreement, the 364-Day Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. On July 3, 2019, the Company repaid in full its outstanding indebtedness under the 364-Day Revolving Credit Agreement.

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

Backstop Commitment Agreement

On July 1, 2019, the Weatherford Parties and the commitment parties thereto (the “Initial Commitment Parties”) entered into a Backstop Commitment Agreement. Pursuant to the terms of the Plan, and subject to approval by the Bankruptcy Court in connection with confirmation of the Plan, the Company intends to offer to holders of its existing unsecured notes, including the Commitment Parties, subscription rights to purchase the Exit Notes in aggregate principal amount of $1.25 billion, upon the Company’s emergence from bankruptcy. On September 9, 2019, the Weatherford Parties, certain of the Initial Commitment Parties and certain additional commitment parties (the “Additional Commitment Parties” and, together with the Initial Commitment Parties, the “Commitment Parties”) entered into an amendment to the Backstop Commitment Agreement. The Backstop Commitment Agreement Amendment provides for (i) the joinder of the Additional Commitment Parties to the Backstop Commitment Agreement, (ii) the increase in the backstop commitment by $350 million (the “Increased Commitment”) from $1.25 billion to up to $1.6 billion, and (iii) an amendment to the Backstop Commitment Agreement to account for the changes reflected in the Third RSA Amendment.

Subject to the terms and conditions contained in the Backstop Commitment Agreement, the Consenting Creditors agreed to purchase any Exit Notes that are not duly subscribed for pursuant to the rights offering at a price equal to $1,000 per $1,000 in principal amount of the Exit Notes purchased by such Commitment Party. On July 1, 2019, as consideration for the commitment, the Weatherford Parties made an aggregate payment of $62.5 million in cash to the Commitment Parties. Except under certain circumstances set forth in the Backstop Commitment Agreement, the payment is non-refundable, regardless of the principal amount of unsubscribed Exit Notes (if any) purchased by the Commitment Parties. As consideration for the Increased Commitment agreed to on September 9, 2019, the Weatherford Parties will make an aggregate payment of $18.7 million in cash to certain of the Commitment Parties upon our emergence date. Subject to certain termination rights, the payment is non-refundable, regardless of the principal amount of unsubscribed Exit Notes (if any) purchased by the Commitment Parties.

The transactions contemplated by the Backstop Commitment Agreement are conditioned upon the satisfaction or waiver of customary conditions for transactions of this nature, including, without limitation, that (i) the Bankruptcy Court shall have approved the rights offering, (ii) the Bankruptcy Court shall have confirmed the Plan and (iii) the rights offering shall have been conducted, in all material respects, in accordance with the approval of the Bankruptcy Court, the Plan and the Backstop Commitment Agreement.

Debtor in Possession Credit Agreement

On July 3, 2019, the Weatherford Parties entered into a senior secured superpriority debtor in possession credit agreement (the “DIP Credit Agreement”). The DIP Credit Agreement has two debtor in possession (“DIP”) facilities to provide liquidity during the pendency of the Cases. The facilities consist of (a) a DIP revolving credit facility in the principal amount of up to $750 million provided by banks or other lenders and (b) a DIP term loan facility in the amount of up to $1.0 billion, which is fully backstopped by the Consenting Creditors. The DIP Credit Agreement will mature on the earlier of (i) the date that is 12 months after the Weatherford Parties’ entry into the DIP Credit Agreement or (ii) the date of completion of the Transaction. The DIP Credit Agreement bears interest (i) with respect to Eurodollar borrowings, based on an adjusted LIBOR rate plus an applicable margin of 3.00%, with a 0.00% LIBOR floor and (ii) with respect to alternate base rate borrowings, a base rate plus an applicable margin of 2.00%. In addition to paying interest on outstanding principal amounts under the DIP Credit Agreement, the Debtors will be required to pay an unused commitment fee to the revolving facility lenders in respect of the unutilized DIP revolving facility commitments at a rate equal to 0.375% per annum on the average daily amount of the unutilized revolving facility commitments.

The DIP Credit Agreement has a minimum liquidity covenant of $150 million and is secured by substantially all the personal assets and properties of the Debtors and certain of their subsidiaries. The DIP Credit Agreement is also guaranteed on an unsecured basis by certain other subsidiaries of the Debtors. At September 30, 2019, we were in compliance with our covenants under the DIP Credit Agreement.

On July 3, 2019, the Debtors borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds of the borrowings under the DIP Credit Agreement were used to repay certain prepetition indebtedness, cash collateralized certain obligations with respect to letters of credit and similar instruments and finance the working capital needs and general corporate purposes of the Debtors and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement. In addition, the Company cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 11 – Short-term Borrowings and Other Debt Obligations” for additional details. At September 30, 2019, DIP Credit Agreement borrowings were $1.386 billion.

Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern

Our bond and share price decline, as well as our declining credit ratings, have over time increased the level of uncertainty in our business and have impacted various key stakeholders, including our employees, our customers and suppliers, and our key lenders. Continued weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. In order to decrease our level of indebtedness and maintain the liquidity at levels we believed would be sufficient to meet our commitments, we undertook a number of actions, including minimizing capital expenditures, divesting non-core businesses and further reducing our recurring operating expenses. Ultimately, we concluded, even after taking these actions, we would not have sufficient liquidity to satisfy our debt service obligations and meet other financial obligations as they came due. As a result, on May 10, 2019, we announced the Company’s execution of the RSA and on July 1, 2019 the Debtors filed the Cases. We expect the DIP Credit Agreement should provide sufficient liquidity for the Company during the pendency of the Cases.

Upon emergence, we expect the exit financing to include the backstopped Rights Offering Notes of $1.6 billion and a combination of a contemplated senior secured asset based loan revolving credit facility and a contemplated senior secured revolving credit facility dedicated for letters of credit. On October 28, 2019, the Company entered into a proposal letter pursuant to these facilities. We expect the exit financing will provide the necessary liquidity to repay the outstanding DIP Credit Agreement and A&R Credit Agreement, and will provide the necessary liquidity to conduct ongoing operations, including the credit lines for letters of credits and working capital needs.

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

As of September 30, 2019, our unaudited Condensed Consolidated Financial Statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. In addition, our unaudited Condensed Consolidated Financial Statements have been prepared in accordance with ASC 852.

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

Prepetition Charges

Expenses, gains and losses that are realized or incurred before July 1, 2019 and in relation to the Cases are recorded under the caption “Prepetition Charges” on our Condensed Consolidated Statements of Operations. The $86 million of prepetition charges were recorded primarily consisted of professional and other fees related to the Cases.

Reorganization Items

Any expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and as a direct result of the Cases are recorded under “Reorganization Items” on our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, “Reorganization Items” were $303 million and consisted of the following items:

(Dollars in millions)	September 30, 2019
Unamortized Debt Issuance and Discount Expensed	$126
Unamortized Interest Rate Derivative Loss Expensed	8
Reorganization Items (Non-Cash)	134

Backstop Commitment Fees	81
DIP Financing Fees	56
Professional Fees	32
Reorganization Items (Fees)	169

Total Reorganization Items	$303

Reorganization Items (Fees) Unpaid	$45
Reorganization Items (Fees) Paid	$124

Liabilities Subject to Compromise

The Debtors’ prepetition unsecured senior notes and related unpaid accrued interest as of the Petition Date have been classified as “Liabilities Subject to Compromise” on our Condensed Consolidated Balance Sheets. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less. At September 30, 2019, liabilities subject to compromise of $7.6 billion consisted of the notes listed below and unpaid accrued interest as of the Petition Date:

September 30,
(Dollars in millions)	2019
5.125% Senior Notes due 2020	$365
5.875% Exchangeable Senior Notes due 2021	1,265
7.75% Senior Notes due 2021	750
4.50% Senior Notes due 2022	646
8.25% Senior Notes due 2023	750
9.875% Senior Notes due 2024	790
9.875% Senior Notes due 2025	600
6.50% Senior Notes due 2036	453
6.80% Senior Notes due 2037	259
7.00% Senior Notes due 2038	461
9.875% Senior Notes due 2039	250
6.75% Senior Notes due 2040	463
5.95% Senior Notes due 2042	375
Accrued Interest on Senior Notes and Exchangeable Senior Notes	207
Liabilities Subject to Compromise	$7,634

The principal balance on our Senior Notes and Exchangeable Senior Notes have been reclassified from “Long-term Debt” to “Liabilities Subject to Compromise” as of September 30, 2019. See also “Note 11 – Short-term Borrowings and Other Debt Obligations” for further details. Accrued interest on our Senior Notes and Exchangeable Senior Notes was also reclassified from “Other Current Liabilities” to “Liabilities Subject to Compromise” as of September 30, 2019.

The contractual interest expense on our Senior Notes and Exchangeable Senior Notes is in excess of recorded interest expense on these notes by $133 million for the three and nine months ended September 30, 2019. This excess contractual interest is not included as interest expense on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019, because the Company has discontinued accruing interest on the Senior Notes and Exchangeable Senior Notes subsequent to the Petition Date in accordance with ASC 852. We have not made any interest payments on our Senior Notes and Exchangeable Senior Notes since the commencement of the Cases.

Following are the consolidated financial statements of the entities included in the Cases:

WEATHERFORD INTERNATIONAL PLC DEBTOR ENTITIES (DEBTOR IN POSSESSION)
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in millions)	Three Months Ended September 30, 2019
Revenues	$—
Operating Expenses	(39)

Operating Loss	(39)

Other Expense:
Reorganization Items	(303)
Interest Expense, Net	(26)
Intercompany Charges for Interest and Dividends	(32)
Equity in Losses of Subsidiaries	(838)
Other Expense, Net	(8)

Loss Before Income Taxes	(1,246)
Income Tax Provision	—
Net Loss	$(1,246)

WEATHERFORD INTERNATIONAL PLC DEBTOR ENTITIES (DEBTOR IN POSSESSION)
CONDENSED COMBINED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions)	September 30, 2019
Assets:
Cash and Cash Equivalents	$153
Restricted Cash	146
Income Tax Receivable	529
Total Current Assets	828

Investment in Subsidiaries	8,539
Intercompany Receivables, Net	1,217
Other Non-Current Assets	6
Total Assets	$10,590

Liabilities:
Debtor in Possession Financing	$1,386
Short-term Borrowings and Current Portion of Long-term Debt	310
Accounts Payables and Other Current Liabilities	64
Total Current Liabilities	1,760

Intercompany Payables, Net	2,902
Other Non-Current Liabilities	7
Total Liabilities Not Subject to Compromise	4,669

Liabilities Subject to Compromise	7,634

Debtor Entities Shareholders’ Deficit	(1,713)
Debtor Entities Total Liabilities and Shareholders’ Deficit	$10,590

WEATHERFORD INTERNATIONAL PLC DEBTOR ENTITIES (DEBTOR IN POSSESSION)
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)	Three Months Ended September 30, 2019
Cash Flows From Operating Activities:
Net Loss	$(1,246)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities:
Reorganization Items	134
Charges from Parent of Subsidiary	32
Equity in Losses of Affiliates	838
Other Assets and Liabilities, Net	(583)
Net Cash Used in Operating Activities	(825)

Cash Flows From Financing Activities:
Borrowings from Debtor in Possession Credit Facility, net	1,386
Debtor in Possession Financing Payments and Payments on Backstop Agreement	(110)
Borrowings (Repayments) of Short-term Debt, Net	(526)
Other Financing Activities Among Subsidiaries	230
Net Cash Provided by Financing Activities	980

Net Increase in Cash and Cash Equivalents and Restricted Cash	155
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	144
Cash and Cash Equivalents and Restricted Cash at End of Period	$299

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

Accounting Standards Issued Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The ASU is effective for the fiscal year ending December 31, 2020, but early adoption is permitted. The ASU is required to be applied retrospectively. We evaluated the potential impact of this new standard and concluded that its adoption will not have a significant impact on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The ASU is effective beginning with the first quarter of 2020, and early adoption is permitted. The ASU is required to be applied retrospectively, except the new Level 3 disclosure requirements which are applied prospectively. We evaluated the potential impact of this new standard and concluded that the adoption of the ASU will not have a significant impact on our Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The guidance requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance applies to (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (ii) loan commitments and other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income, and (iv) beneficial interests in securitized financial assets. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We will adopt the new standard, including subsequent amendments, on the effective date of January 1, 2020 and are evaluating the effect, if any, that the guidance will have on our Condensed Consolidated Financial Statements and related disclosures.

4.  Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the nine months ended September 30, 2019, we sold accounts receivable of $199 million and recognized a loss of $1 million on these sales. We received cash proceeds totaling $186 million. In the nine months ended September 30, 2018, we sold accounts receivable of $284 million and recognized a loss of $2 million. We received cash proceeds totaling $278 million. Our factoring transactions in the nine months ended September 30, 2019 and 2018 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Our accounts receivable factoring arrangements are subject to limitations as result of entering into the DIP Credit Agreement and Credit Agreement Forbearance Agreement, where (a) net cash proceeds from U.S. and Canadian entities will pay down the DIP Credit Agreement and (b) net cash proceeds from other countries up to $75 million in a calendar quarter can be retained for the Company (with any excess to prepay the DIP Credit Agreement). This factoring limitation began in the third quarter of 2019.

5.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	September 30, 2019	December 31, 2018
Raw materials, components and supplies	$144	$131
Work in process	67	47
Finished goods	915	847
	$1,126	$1,025

6.  Business Combinations and Divestitures

Acquisitions

In the first nine months of 2019, we made no acquisitions of businesses.

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

In the first quarter of 2018, we completed the sale of our continuous sucker rod service business in Canada for a purchase price of $25 million and recognized a gain of $2 million. The carrying amounts of the major classes of assets divested total $23 million and included PP&E, allocated goodwill and inventory. In the third quarter of 2018, we completed the sale of an equity investment in a joint venture for an insignificant gain.

Our divestitures can be subject to deferred closings, escrow release and customary post-closing working capital adjustments and may result in subsequent true-ups that are recorded through the Condensed Consolidated Statements of Operations.

Held for Sale

During the second quarter of 2019, we reclassified remaining land drilling rigs held for sale assets of $53 million to assets held for use. We continue to pursue options to sell all of our remaining land drilling rigs operations however the time required to close the recent land drilling rigs sales indicate that we may not be able to conclude that a sale is probable to occur in an appropriate timeline. At September 30, 2019, assets qualifying as held for sale were insignificant.

At December 31, 2018, assets qualifying as held for sale totaled $265 million and liabilities held for sale totaled $17 million. These amounts primarily consisted of our surface data logging and laboratory services business held for sale (which was completed as of April 30, 2019) and our remaining land drilling rigs operations held for sale (which the unsold portions were reclassified back to held for use).

7.  Long-Lived Asset Impairments

We recognized no long-lived asset impairments in the third quarter of 2019 and $20 million of long-lived asset impairments for the nine months ended September 30, 2019, and $69 million and $161 million for the three and nine months ended September 30, 2018, respectively, to write-down our assets to the lower of carrying amount or fair value less cost to sell for our land drilling rigs. The impairments in 2019 were primarily related to our Western Hemisphere segment in the second quarter of 2019 totaling $13 million and Eastern Hemisphere in the first quarter of 2019 totaling $7 million. The impairments recognized for the nine months ended September 30, 2018, were comprised of $37 million from our Western Hemisphere segment and $124 million from our Eastern Hemisphere segment. During the second quarter of 2019, we reclassified our remaining land drilling rigs assets back into held for use.

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

8.  Goodwill

For the third quarter ended September 30, 2019, our goodwill impairment tests indicated that goodwill for our Latin America, Russia/China, and Asia reporting units were impaired and as a result we incurred a goodwill impairment charge of $399 million. For the nine months ended September 30, 2019, our goodwill impairment tests indicated that goodwill for all our reporting units in the Western Hemisphere and Eastern Hemisphere were impaired and as a result we incurred a goodwill impairment charge of $730 million. Our cumulative impairment loss for goodwill was $3.4 billion at September 30, 2019. The changes in the carrying amount of goodwill by reporting segment at September 30, 2019, are presented in the following table.

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2018	$494	$219	$713
Impairment	(508)	(222)	(730)
Reclassification from held for sale	4	—	4
Foreign currency translation adjustments	10	3	13
Balance at September 30, 2019	$—	$—	$—

Goodwill Impairment Assessment Factors

The impairment indicators during the nine months ended September 30, 2019 were a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and forecasted growth in all our reporting units. Our lower than expected and forecasted financial results were due to the continued weakness within the energy market and consequently our inability to meet the original timeline of our Transformation Plan savings, defined in “Note 9 – Transformation, Facility Restructuring and Severance Charges”. These circumstances, prompted us to evaluate whether circumstances had changed that would more likely than not reduce the fair value of one or more of our reporting units below their carrying amount as of September 30, 2019.

When conducting this evaluation, we considered macroeconomic and industry conditions, including the outlook for exploration and production spending by our customers and overall financial performance of each of our reporting units. We also considered whether there were any changes in our long-term forecasts, which are impacted by assumptions about the future commodity pricing and supply and demand for our goods and services.

9. Transformation, Facility Restructuring and Severance Charges

Due to the highly competitive nature of our business and the continuing losses we incurred over the last few years, we continue to reduce our overall cost structure and workforce to better align our business with current activity levels. The ongoing transformation plan, which began in 2018 and is expected to extend significantly beyond the originally planned year-end 2019 target (the “Transformation Plan”), includes a workforce reduction, organization restructure, facility consolidations and other cost reduction measures and efficiency initiatives across all of our geographic regions.

The cost reduction plans before the Transformation Plan (“Prior Plans”) included a workforce reduction and other cost reduction measures initiated across our geographic regions due to the ongoing low levels of exploration and production spending. The Prior Plans were initiated to reduce our overall cost structure and workforce to better align with activity levels in the exploration and production markets.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $53 million and $93 million in the third quarter and first nine months of 2019, respectively, which include severance charges of $7 million and $10 million, respectively, other restructuring charges of $40 million and $69 million, respectively, and restructuring related asset charges of $6 million and $14 million, respectively. Other restructuring charges in both periods included contract termination costs, relocation and other associated costs.

In the third quarter and first nine months of 2018 we recognized restructuring charges of $27 million and $90 million, respectively, which included severance charges of $6 million and $46 million, respectively and other restructuring charges of $21 million and $44 million, respectively.

The following tables present the components of restructuring charges by segment for the third quarter and first nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$4	$17	$21
Eastern Hemisphere	2	2	4
Corporate	1	27	28
Total	$7	$46	$53

	Three Months Ended September 30, 2018
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$2	$2	$4
Eastern Hemisphere	2	3	5
Corporate	2	16	18
Total	$6	$21	$27

	Nine Months Ended September 30, 2019
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$6	$30	$36
Eastern Hemisphere	3	8	11
Corporate	1	45	46
Total	$10	$83	$93

	Nine Months Ended September 30, 2018
			Total
(Dollars in millions)	Severance	Other	Severance and
Transformation Plan	Charges	Charges	Other Charges
Western Hemisphere	$17	$4	$21
Eastern Hemisphere	20	12	32
Corporate	9	28	37
Total	$46	$44	$90

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized below, and largely relate to liabilities accrued as part of the Prior Plans that will be paid pursuant to the respective arrangements and statutory requirements.

	At September 30, 2019
	Transformation Plan		Prior Plans		Total
					Severance
	Severance	Other	Severance	Other	and Other
(Dollars in millions)	Liability	Liability	Liability	Liability	Liability
Western Hemisphere	$3	$4	$—	$2	$9
Eastern Hemisphere	4	4	—	1	9
Corporate	5	—	1	—	6
Total	$12	$8	$1	$3	$24

The following table presents the restructuring liability activity for the first nine months of 2019. In the first quarter of 2019, we reclassified $12 million of restructuring cease-use liability to the initial ROU asset in accordance with the adoption of Topic 842.

		Nine Months Ended September 30, 2019
(Dollars in millions)	Accrued Balance at December 31, 2018	Charges	Cash Payments	Other	Accrued Balance at September 30, 2019
Transformation Plan
Severance liability	$18	$10	$(16)	$—	$12
Other liability	16	69	(77)	—	8

Prior Plans
Severance liability	6	—	(5)	—	1
Other liability	19	—	(2)	(14)	3
Total severance and other liability	$59	$79	$(100)	$(14)	$24

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

Finance leases are recorded net of $48 million in accumulated amortization as of September 30, 2019.

(Dollars in millions)	Classification	September 30, 2019
Balance Sheet Components:
Assets
Operating	Other Non-Current Assets	$262
Finance	Property Plant and Equipment, Net	54
Total leased assets		$316

Liabilities
Current
Operating	Other Current Liabilities	$90
Finance	Short-term Borrowings and Current Portion of Long-term Debt	9

Non-Current
Operating	Other Non-Current Liabilities	195
Finance	Long-term Debt	59
Total lease liabilities		$353

(Dollars in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Expense Components:
Operating lease expense	$29	$88
Short-term and variable lease expense	26	74
Finance lease expense: Amortization of ROU assets and interest on lease liabilities	3	9
Sublease income	(2)	(5)
Total lease expense	$56	$166

	Operating	Finance
(Dollars in millions)	Leases	Leases
Maturity of Lease Liabilities as of September 30, 2019:
2019	$47	$3
2020	94	13
2021	74	11
2022	49	11
2023	27	11
After 2023	166	34
Total Lease Payments	457	83
Less: Interest	172	15
Present Value of Lease Liabilities	$285	$68

(Dollars in millions except years and percentages)	Nine Months Ended September 30, 2019
Other Supplemental Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$88
Operating cash outflows from finance leases	$3
Financing cash outflows from finance leases	$6

ROU assets obtained in exchange of new operating lease liabilities	$45
ROU assets obtained in exchange of new finance lease liabilities	$3
Loss on sale leaseback transactions (short-term) (a)	$34

Weighted-average remaining lease term (years)
Operating leases	6.9
Finance leases	7.3

Weighted-average discount rate (percentages)
Operating leases	13.5%
Finance leases	5.7%
(a) Included in “Asset Write-Downs and Other” of our Condensed Consolidated Statements of Operations and “Other Net Income Adjustments” of our Condensed Consolidated Statements of Cash Flows.

11.  Short-Term Borrowings and Other Debt Obligations

(Dollars in millions)	September 30, 2019	December 31, 2018
Debtor in Possession Term Loan	$986	$—
Debtor in Possession Revolving Credit Facility	400	—
364-Day Credit Agreement	—	317
A&R Credit Agreement	305	—
Other Short-term Loans	5	9
Current Portion of Long-term Debt (included current portion of Term Loan Agreement)	10	57
Debtor in Possession Financing, Short-term Borrowings and Current Portion of Long-term Debt	$1,706	$383

DIP Credit Agreement, Revolving Credit Agreements and Term Loan Agreement

The DIP Credit Agreement is comprised of the DIP Term Loan and the DIP Revolving Credit Facility. On July 3, 2019, the Debtors borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds of the borrowings under the DIP Credit Agreement were used to repay certain prepetition indebtedness, cash collateralized certain obligations with respect to letters of credit and similar instruments and financed the working capital needs and general corporate purposes of the Debtors and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement, leaving only the A&R Credit Agreement with total borrowings of $305 million outstanding at September 30, 2019 to be repaid in full upon emergence from Bankruptcy on the Plan effective date under the terms of the RSA. In addition, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding interest rates and terms of the DIP Credit Agreement.

The Term Loan Agreement required a quarterly payment of $12.5 million plus interest that became due on June 30, 2019. On July 1, 2019, the Debtors and the Term Loan Lenders entered into a Term Loan Forbearance Agreement where the lenders agreed to forbear from exercising their rights and remedies available to them, including the right to accelerate any indebtedness, for a specified period of time. As mentioned above, on July 3, 2019, the Company repaid in full its outstanding indebtedness under the Term Loan.

Loans under the A&R Credit Agreement were subject to varying interest rates based on whether the loan is a Eurodollar or alternate base rate loan. We also incurred a quarterly facility fee on the amount of the A&R Credit Agreement. For the three months ended September 30, 2019, the interest rate for the A&R Credit Agreement was LIBOR plus default interest of 2.0% in addition to a margin rate of 3.55% for extending lenders and a margin rate of 2.80% for non-extending lenders. For the three months ended September 30, 2019, the interest rate for alternate base rate borrowings under the A&R Credit Agreement, was alternate base rate plus default interest of 2.0% in addition to a margin rate of 2.55% for extending lenders and a margin rate of 1.80% for non-extending lenders. Prior to the repayment of the borrowings of the Term Loan and 364-Day Credit Agreement on July 3, 2019, the interest rate for borrowings under our Term Loan Agreement and 364-Day Credit Agreement were LIBOR plus a margin rate of 2.30% and LIBOR plus a margin rate of 3.05%, respectively.

Our A&R Credit Agreement contains customary events of default, including in the event of our failure to comply with our financial covenants. We must also maintain a leverage ratio of no greater than 2.5 to 1, a leverage and letters of credit ratio of no greater than 3.5 to 1, an asset coverage ratio of at least 4.0 to 1 and a current asset coverage ratio of at least 2.1 to 1, in each case with the terms and definitions for the ratios as provided in the A&R Credit Agreement. The filing of the Cases on July 1, 2019, constituted an event of default that accelerated the Company’s obligations under our credit agreements previously mentioned in “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern”, however forbearance agreements were obtained for each agreement and efforts to enforce payments under these credit agreements were automatically stayed as a result of the Cases. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding how the Plan and Transaction will impact the A&R Credit Agreement.

Senior Notes and Tender Offers

The Debtors’ 7.75% Senior Notes due 2021, 8.25% Senior Notes due 2023 and 6.80% Senior Notes due 2037 (together, the “Certain Senior Notes”) provide for an aggregate $69 million interest payment that became due on June 15, 2019. The applicable indenture governing the Certain Senior Notes provides a 30-day grace period that extended the latest date for making this interest payment to July 16, 2019, before an event of default will occur under the applicable indenture. The Debtors elected to not make this interest payment on the due date and to utilize the 30-day grace period provided by the indentures. As of June 30, 2019, there was no event of default. As a result of filing the Cases on July 1, 2019, an event of default occurred under each indenture governing the unsecured notes, which automatically accelerated maturity of the principal, plus any accrued and unpaid interest, on such series of unsecured notes and certain other obligations of the Debtors. Any efforts to enforce such payment obligations under the unsecured notes or other accelerated obligations of the Debtors are automatically stayed as a result of the Cases, and the creditors’ rights of enforcement in respect of the unsecured notes and other accelerated obligations of the Debtors are subject to the applicable provisions of the Bankruptcy Code. The interest and principal on this indebtedness remains unpaid as of this report date. At September 30, 2019, these instruments are now classified as “Liabilities Subject to Compromise” on our Condensed Consolidated Balance Sheets, see “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details.

In February 2018, we issued $600 million in aggregate principal amount of our 9.875% senior notes due 2025. At September 30, 2019, these instruments are now classified as liabilities subject to compromise. We used part of the proceeds from our debt offering to repay in full our 6.00% senior notes due March 2018 and to fund a concurrent tender offer to purchase for cash any and all of our 9.625% senior notes due 2019. We settled the tender offer in cash for the amount of $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the notes. We recognized a cumulative loss of $34 million on these transactions in “Bond Tender and Call Premium” on the accompanying Condensed Consolidated Statements of Operations.

Other Short-term Arrangements and Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At September 30, 2019, we have $275 million of letters of credit under various uncommitted facilities to include those cash collateralized with borrowings from the DIP Credit Agreement and $104 million of letters of credit under the A&R Credit Agreement. At September 30, 2019, we have $371 million related to letters of credit included as “Restricted Cash” in the accompanying Condensed Consolidated Balance Sheets.

Fair Value of Short and Long-term Borrowings

The carrying value of our short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors including the events occurring after releasing our first quarter and second quarter 2019 Form 10-Q (see “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details). Fair value is less than the carrying value since the market interest rate is greater than the interest rate at which the debt was originally issued. At September 30, 2019, these instruments are now classified as liabilities subject to compromise and will be impaired by the Plan. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets. The discussion on fair value is continued at “Note 12 – Fair Value of Financial Instruments, Assets and Other Assets.” The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	September 30, 2019	December 31, 2018
Fair Value	$2,617	$4,455
Carrying Value	7,427	7,285

12.  Fair Value of Financial Instruments, Assets and Other Assets

Financial Instruments and Other Assets Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 13 – Derivative Instruments,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

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

As of September 30, 2019 and December 31, 2018, we have $50 million of held-to-maturity Angolan government bonds maturing in 2020. The carrying value of $50 million in both periods approximate their fair value as of September 30, 2019 and December 31, 2018. We assess whether an other-than-temporary impairment loss on the investment has occurred due to a decline in fair value or other market conditions. If the fair value of the security is below amortized cost and it is more likely than not that we will not be able to recover its amortized cost basis before its stated maturity, we will record an other-than-temporary impairment charge in the Condensed Consolidated Statements of Operations.

Non-recurring Fair Value Measurements - Impairments

In the three and nine months ended September 30, 2019, our goodwill impairment tests indicated that our goodwill was impaired and as a result all of our reporting units were written down to their estimated fair value. The Level 3 fair values of our reporting units were determined using a combination of the income and market approach. The unobservable inputs to the income approach included each reporting unit’s estimated future cash flows and estimates of discount rates commensurate with the reporting unit’s risks. The market approach considered market multiples of comparable publicly traded companies to estimate fair value as a multiple of each reporting unit’s actual and forecasted earnings. See further discussion at “Note 8 – Goodwill.”

In the nine months ended September 30, 2019, we recognized long-lived asset impairments to write-down our assets to the lower of carrying amount or fair value less cost to sell for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. The Level 3 fair values of the long-lived assets were determined using a combination of the market and income approach. See further discussion at “Note 7 - Long-Lived Asset Impairments.”

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

Warrant

During the fourth quarter of 2016, in conjunction with the issuance of 84.5 million ordinary shares, we issued a warrant that gave the holder the option to acquire an additional 84.5 million ordinary shares. The exercise price on the warrant was $6.43 per share and was exercisable prior to May 21, 2019, when the option period lapsed and the warrants expired unexercised with a fair value of zero. The warrant was carried at fair value on the Condensed Consolidated Balance Sheets and changes in the fair value were reported through earnings. The warrant participated in dividends and other distributions as if the shares subject to the warrants were outstanding. In addition, the warrant permitted early redemption due to a change in control.

The warrant fair value was considered a Level 2 valuation and was estimated using the Black Scholes valuation model. Inputs to the model included Weatherford’s share price, volatility of our share price, and the risk-free interest rate. The fair value of the warrant was zero at September 30, 2019 and nil at December 31, 2018. We recognized an insignificant amount of unrealized gain in May 2019 related to the warrant expiration. We recognized unrealized gains of $11 million and $67 million for the third quarter and nine months ended September 30, 2018, respectively, with changes in fair value of the warrants recorded each period in “Warrant Fair Value Adjustment” on the accompanying Condensed Consolidated Statements of Operations.

Foreign Currency Forward Contracts

At September 30, 2019 and December 31, 2018, we had an estimated net current liability for the fair value of our outstanding foreign currency forward contracts of $2 million and $4 million, respectively, with notional amounts aggregating to $391 million and $435 million, respectively. These foreign currency forward contracts are not designated as hedges under ASU 2014-03, Derivatives and Hedging (Topic 815), and their notional amounts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

The changes in fair value of the contracts are recorded each period in “Other Expense, Net” on the accompanying Condensed Consolidated Statements of Operations. For the third quarter ended September 30, 2019 and 2018, we had a loss on the foreign currency forward contracts of $6 million and $5 million, respectively. For the nine months ended September 30, 2019 and 2018, we had a loss on the foreign currency forward contracts of $3 million and $5 million, respectively.

Other Derivative Instruments

We may use interest rate swaps to help mitigate our exposures related to changes in the fair values of fixed-rate debt and to mitigate our exposure to variability in forecasted cash flows due to changes in interest rates. As of September 30, 2019, we did not have any fair value or cash flow hedges designated under ASU 2014-03. In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss was amortized from “Accumulated Other Comprehensive Loss” to interest expense over the remaining term of the debt. As of September 30, 2019, we expensed the remaining unamortized interest rate derivative loss in “Reorganization Items” on the accompanying Condensed Consolidated Statements of Operations after the underlying unsecured senior notes were classified as “Liabilities Subject to Compromise” on our Condensed Consolidated Balance Sheets. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional information.

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

On October 14, 2015, Packers Plus and RC filed suit in Federal Court in Toronto, Canada against the Company and certain subsidiaries alleging infringement of a related Canadian patent and seeking unspecified damages and an accounting of the Company’s profits. Trial on the validity of the Canadian patent was completed in March 2017. On November 3, 2017, the Federal Court issued its decision, wherein it concluded that the defendants proved that the patent-in-suit was invalid and dismissed Packers Plus and RC’s claims of infringement. On January 5, 2018, Packers Plus and RC filed their Notice of Appeal. The Company filed its responsive brief in June 2018. The hearing of the appeal took place on February 6, 2019, and on April 24, 2019, the appeal was dismissed in favor of Weatherford. Packers Plus and RC have filed an Application for Leave to the Supreme Court of Canada requesting that the Supreme Court hear their appeal from the appellate court’s decision. The Company responded to the application, and the parties are awaiting a decision by the Supreme Court as to whether the appeal will be heard.

At this time, we believe it is unlikely that we will incur a loss related to these patent infringement matters, and therefore we have not accrued any loss provisions related to these matters. If one or more negative outcomes were to occur in any case, the impact to our financial position, results of operations, or cash flows could be material.

GAMCO Shareholder Litigation

On September 6, 2019, GAMCO Asset Management, Inc. (“GAMCO”), purportedly on behalf of itself and other, similarly situated shareholders, filed a lawsuit asserting violations of the federal securities laws against certain then current and former officers and directors of the Company. GAMCO alleges violations of Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, and violations of Sections 11 and 15 of the Securities Act of 1933 based on allegations that the Company and certain of its officers made false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance. GAMCO seeks damages on behalf of purchasers of the Company’s ordinary shares from October 26, 2016 through May 10, 2019. GAMCO’s lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, and it is captioned GAMCO Asset Management, Inc. v. McCollum, et al., Case No. 4:19-cv-03363. We cannot reliably predict the outcome of GAMCO’s claims, including the amount of any possible loss.

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 were $38 million and $29 million, respectively.

Other Contingencies

We have minimum purchase commitments related to a supply contract and maintain a liability at September 30, 2019 for expected penalties to be paid of $24 million in “Other Current Liabilities” on our Condensed Consolidated Balance Sheets. Our minimum obligation for these commitments at December 31, 2018 was $46 million, of which $22 million was recorded in “Other Current Liabilities” and $24 million was recorded in “Other Non-Current Liabilities” on our Condensed Consolidated Balance Sheets.

15.  Shareholders’ (Deficiency) Equity

The following summarizes our shareholders’ equity activity for the first three quarters of 2019 and 2018:

(Dollars in millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Deficiency
Balance at December 31, 2018	$1	$6,711	$(8,671)	$(1,746)	$39	$(3,666)
Net Income (Loss)	—	—	(481)	—	4	(477)
Other Comprehensive Income	—	—	—	33	—	33
Dividends Paid to Noncontrolling Interests	—	—	—	—	(5)	(5)
Equity Awards Granted, Vested and Exercised	—	8	—	—	—	8
Other	—	—	—	—	1	1
Balance at March 31, 2019	1	6,719	(9,152)	(1,713)	39	(4,106)
Net Income (Loss)	—	—	(316)	—	4	(312)
Other Comprehensive Income	—	—	—	30	—	30
Dividends Paid to Noncontrolling Interests	—	—	—	—	(6)	(6)
Equity Awards Granted, Vested and Exercised	—	5	—	—	—	5
Balance at June 30, 2019	1	6,724	(9,468)	(1,683)	37	(4,389)
Net Income (Loss)	—	—	(821)	—	6	(815)
Other Comprehensive Loss	—	—	—	(20)	—	(20)
Dividends Paid to Noncontrolling Interests	—	—	—	—	(5)	(5)
Equity Awards Granted, Vested and Exercised	—	5	—	—	—	5
Balance at September 30, 2019	$1	$6,729	$(10,289)	$(1,703)	$38	$(5,224)

(Dollars in millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Deficiency
Balance at December 31, 2017	$1	$6,655	$(5,763)	$(1,519)	$55	$(571)
Net Income (Loss)	—	—	(245)	—	3	(242)
Other Comprehensive Income	—	—	—	5	—	5
Dividends Paid to Noncontrolling Interests	—	—	—	—	(4)	(4)
Equity Awards Granted, Vested and Exercised	—	17	—	—	—	17
Adoption of Intra-Entity Transfers of Assets Other Than Inventory and Revenue from Contracts with Customers	—	—	(97)	—	—	(97)
Other	—	4	—	—	(10)	(6)
Balance at March 31, 2018	1	6,676	(6,105)	(1,514)	44	(898)
Net Income (Loss)	—	—	(264)	—	5	(259)
Other Comprehensive Income	—	—	—	(165)	—	(165)
Dividends Paid to Noncontrolling Interests	—	—	—	—	(2)	(2)
Equity Awards Granted, Vested and Exercised	—	12	—	—	—	12
Balance at June 30, 2018	1	6,688	(6,369)	(1,679)	47	(1,312)
Net Income (Loss)	—	—	(199)	—	5	(194)
Other Comprehensive Income	—	—	—	(9)	—	(9)
Dividends Paid to Noncontrolling Interests	—	—	—	—	(7)	(7)
Equity Awards Granted, Vested and Exercised	—	14	—	—	—	14
Balance at September 30, 2018	$1	$6,702	$(6,568)	$(1,688)	$45	$(1,508)

The following table presents the changes in our accumulated other comprehensive loss by component for the third quarter of 2019 and 2018:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2018	$(1,724)	$(14)	$(8)	$(1,746)

Other Comprehensive Income before Reclassifications	$35	$—	$—	$35
Reclassifications	$—	$—	$8	$8
Net activity	$35	$—	$8	$43

Balance at September 30, 2019	$(1,689)	$(14)	$—	$(1,703)

Balance at December 31, 2017	$(1,484)	$(26)	$(9)	$(1,519)

Other Comprehensive Income before Reclassifications	(170)	—	—	(170)
Reclassifications	—	1	—	1
Net activity	(170)	1	—	(169)

Balance at September 30, 2018	$(1,654)	$(25)	$(9)	$(1,688)

16. Share-Based Compensation

We recognized the following employee share-based compensation expense during the third quarter and first nine months of 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Share-based compensation	$5	$11	$19	$38
Related tax benefit	—	—	—	—

During the first nine months of 2019, we granted 76 thousand restricted share units at a weighted average grant date fair value of $0.90 per share. As of September 30, 2019, there was $16 million of unrecognized compensation expense related to our unvested restricted share grants and $5 million of unrecognized compensation expense related to our performance share units. This cost is expected to be recognized over a weighted average period of less than two years or until our emergence from bankruptcy, whichever is earlier.

Beginning in March 2019, we temporarily discontinued the use of equity awards as long-term incentive compensation.

17.  Earnings per Share

Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities and potentially dilutive shares. The following table presents our basic and diluted weighted average shares outstanding for the third quarter and the first nine months of 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2019	2018	2019	2018
Basic and Diluted weighted average shares outstanding	1,004	998	1,004	996

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the third quarter and the first nine months of 2019 and 2018 exclude potential shares for stock options, restricted shares, performance units, exchangeable notes, warrant outstanding and the Employee Stock Purchase Plan as we have net losses for those periods and their inclusion would be anti-dilutive. The following table discloses the number of anti-dilutive shares excluded for the third quarter and the first nine months of 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2019	2018	2019	2018
Anti-dilutive potential shares due to net loss	163	251	208	251

Upon emergence from bankruptcy, our existing ordinary shares will be cancelled and exchanged for 1% of the New Common Stock and four-year warrants to purchase 10% of the New Common Stock in accordance with the RSA, both subject to dilution on account of the equity issued pursuant to the management incentive plan. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details.

18. Revenues

Revenue by Product Line and Geographic Region

The following tables disaggregate our product and service revenues from contracts with customers by major product line and geographic region for the third quarter and the first nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues Excluding Rental Revenues
Product Lines:
Production	$295	$90	$385
Completions	117	168	285
Drilling and Evaluation	114	197	311
Well Construction	108	161	269
Total	$634	$616	$1,250

	Three Months Ended September 30, 2018
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues Excluding Rental Revenues
Product Lines:
Production	$293	$89	$382
Completions	154	149	303
Drilling and Evaluation	152	201	353
Well Construction	106	225	331
Total	$705	$664	$1,369

	Nine Months Ended September 30, 2019
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues Excluding Rental Revenues
Product Lines:
Production	$898	$251	$1,149
Completions	378	515	893
Drilling and Evaluation	382	554	936
Well Construction	304	461	765
Total	$1,962	$1,781	$3,743

	Nine Months Ended September 30, 2018
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues Excluding Rental Revenues
Product Lines:
Production	$887	$270	$1,157
Completions	459	440	899
Drilling and Evaluation	449	575	1,024
Well Construction	294	671	965
Total	$2,089	$1,956	$4,045

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Geographic Areas:
United States	$285	$359	$938	$1,050
Latin America	293	258	835	754
Canada	56	88	189	285
Western Hemisphere	634	705	1,962	2,089

Middle East & North Africa	286	355	864	1,074
Europe/Sub-Sahara Africa/Russia	252	230	683	671
Asia	78	79	234	211
Eastern Hemisphere	616	664	1,781	1,956

Total Product and Service Revenue before Rental Revenues	1,250	1,369	3,743	4,045
Equipment Rental Revenues	64	75	226	270
Total Revenues	$1,314	$1,444	$3,969	$4,315

The unmanned equipment that we lease to customers as operating leases consist primarily of drilling rental tools and artificial lift pumping equipment. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts.

Contract Balances

The following table provides information about receivables for product and services included in “Accounts Receivable, Net” at September 30, 2019 and December 31, 2018, respectively.

(Dollars in millions)	September 30, 2019	December 31, 2018
Receivables for Product and Services in Accounts Receivable, Net	$1,195	$1,051

Changes in the contract assets and liabilities balances during the period are as follows:

(Dollars in millions)	Contract Assets	Contract Liabilities
Balance at December 31, 2018	$4	$64
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	—	(50)
Increase due to consideration received, net of amount recognized as revenue during the period	—	31
Increase due to revenue recognized during the period but contingent on future performance	8	—
Transferred to receivables from contract assets recognized at the beginning of the period	(8)	—
Adjustments due to changes in estimates or contract modifications	—	9
Balance at September 30, 2019	$4	$54

In the following table, estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of September 30, 2019 primarily relate to subsea services and an artificial lift contract.

(Dollars in millions)	2019	2020	2021	2022	Thereafter	Total
Service Revenue	$17	$42	$18	$18	$18	$113

19. Income Taxes

We have determined that because small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for determining the quarterly provision for income taxes. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the third quarter and the first nine months of 2019, we had a tax expense of $31 million and $76 million, respectively, on a loss before income taxes of $784 million and $1.5 billion, respectively, compared to the third quarter and the first nine months of 2018 tax expense of $22 million and $80 million, respectively on a loss before income taxes of $172 million and $615 million, respectively. The sum of goodwill impairment, prepetition charges (prior to Petition Date), reorganization items (after Petition Date), asset write-downs and other, transformation, facility restructuring and severance charges, and the net gain on sale of businesses resulted in no significant tax benefit for the third quarter of 2019 and no significant tax benefit in the first nine months of 2019, respectively. The tax expense for the third quarter and the first nine months of 2019 and 2018 also includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

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

	Three Months Ended September 30, 2019
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$675	$15	$44
Eastern Hemisphere	639	56	73
	1,314	71	117
Corporate General and Administrative		(31)	1
Goodwill Impairment (a)		(399)
Asset Write-Downs and Other		(42)
Transformation, Facility Restructuring and Severance Charges		(53)
Gain on Operational Assets Sale		15
Loss on Sale of Businesses, Net		(8)
Total	$1,314	$(447)	$118

(a)	Impairment of the remaining goodwill related to our reporting units.

	Three Months Ended September 30, 2018
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$762	$78	$46
Eastern Hemisphere	682	38	81
	1,444	116	127
Corporate General and Administrative		(31)	1
Asset Write-Downs and Other (b)		(71)
Transformation, Facility Restructuring and Severance Charges		(27)
Total	$1,444	$(13)	$128

(b)	Includes long-lived asset impairments and other asset write-downs primarily related to deferred mobilization costs and other assets of the land drilling rigs business.

	Nine Months Ended September 30, 2019
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$2,120	$35	$137
Eastern Hemisphere	1,849	104	215
	3,969	139	352
Corporate General and Administrative		(95)	5
Goodwill Impairment (c)		(730)
Prepetition Charges (d)		(86)
Asset Write-Downs and Other (e)		(120)
Transformation, Facility Restructuring and Severance Charges		(93)
Gain on Operational Assets Sale		15
Gain on Sale of Businesses, Net (f)		104
Total	$3,969	$(866)	$357

(c)	Impairment of the remaining goodwill related to our reporting units.

(d)	Prepetition charges for professional and other fees related to the Cases.

(e)	Includes asset write-downs and other charges, partially offset by a reduction of a contingency reserve on a legacy contract.

(f)	Primarily includes the gain on sale of our laboratory services business.

	Nine Months Ended September 30, 2018
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$2,287	$152	$162
Eastern Hemisphere	2,028	73	251
	4,315	225	413
Corporate General and Administrative		(101)	6
Asset Write-Downs and Other (g)		(159)
Transformation, Facility Restructuring and Severance Charges		(90)
Total	$4,315	$(125)	$419

(g)
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

21. Condensed Consolidating Financial Statements

Weatherford Ireland, a public limited company organized under the laws of Ireland, and the ultimate parent of the Weatherford group, guarantees the obligations of its subsidiaries – Weatherford Bermuda and Weatherford Delaware, including the notes and credit facilities listed below. Weatherford Ireland, Weatherford Bermuda, and Weatherford Delaware are the Debtors to the Plan under the Bankruptcy Code. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for further details.

The 6.80% senior notes due 2037 and 9.875% senior notes due 2025 of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2019 and December 31, 2018.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2019 and December 31, 2018: (1) A&R Credit Agreement, (2) 6.50% senior notes due 2036, (3) 7.00% senior notes due 2038, (4) 9.875% senior notes due 2039, (5) 5.125% senior notes due 2020, (6) 6.75% senior notes due 2040, (7) 4.50% senior notes due 2022, (8) 5.95% senior notes due 2042, (9) 5.875% exchangeable senior notes due 2021, (10) 7.75% senior notes due 2021, (11) 8.25% senior notes due 2023 and (12) 9.875% senior notes due 2024. On July 3, 2019, the Debtors borrowed under the DIP Credit Agreement and the proceeds of the borrowings under the DIP Credit Agreement were used to repay certain prepetition indebtedness, cash collateralized certain obligations with respect to letters of credit and similar instruments and finance the working capital needs and general corporate purposes of the Debtors and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured The Term Loan Agreement and 364-Day Credit Agreement with borrowings from our DIP Credit Agreement.

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss) (Unaudited)
Three Months Ended September 30, 2019

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,314	$—	$1,314
Costs and Expenses	(2)	(37)	—	(1,722)	—	(1,761)
Operating Income (Loss)	(2)	(37)	—	(408)	—	(447)

Other Income (Expense):
Interest Expense, Net	—	(22)	(4)	—	—	(26)
Reorganization Items	(38)	(250)	(15)	—	—	(303)
Intercompany Charges, Net	(13)	7	(26)	(1,254)	1,286	—
Equity in Subsidiary Income (Loss)	(768)	(103)	33	—	838	—
Other, Net	—	(7)	(1)	—	—	(8)
Income (Loss) Before Income Taxes	(821)	(412)	(13)	(1,662)	2,124	(784)
(Provision) Benefit for Income Taxes	—	—	—	(31)	—	(31)
Net Income (Loss)	(821)	(412)	(13)	(1,693)	2,124	(815)
Noncontrolling Interests	—	—	—	6	—	6
Net Income (Loss) Attributable to Weatherford	$(821)	$(412)	$(13)	$(1,699)	$2,124	$(821)
Comprehensive Income (Loss) Attributable to Weatherford	$(841)	$(386)	$(6)	$(1,721)	$2,113	$(841)

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

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Nine Months Ended September 30, 2019
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$3,969	$—	$3,969
Costs and Expenses	(60)	(39)	—	(4,736)	—	(4,835)
Operating Income (Loss)	(60)	(39)	—	(767)	—	(866)

Other Income (Expense):
Interest Expense, Net	—	(310)	(55)	12	12	(341)
Reorganization Items	(38)	(250)	(15)	—	—	(303)
Intercompany Charges, Net	(13)	15	(69)	(1,264)	1,331	—
Equity in Subsidiary Income (Loss)	(1,507)	(166)	(87)	—	1,760	—
Other, Net	—	(3)	(2)	(13)	—	(18)
Income (Loss) Before Income Taxes	(1,618)	(753)	(228)	(2,032)	3,103	(1,528)
(Provision) Benefit for Income Taxes	—	—	—	(76)	—	(76)
Net Income (Loss)	(1,618)	(753)	(228)	(2,108)	3,103	(1,604)
Noncontrolling Interests	—	—	—	14	—	14
Net Income (Loss) Attributable to Weatherford	$(1,618)	$(753)	$(228)	$(2,122)	$3,103	$(1,618)
Comprehensive Income (Loss) Attributable to Weatherford	$(1,575)	$(758)	$(231)	$(2,081)	$3,070	$(1,575)

Condensed Consolidating Statement of Operations and
Comprehensive Income (Loss)
Nine Months Ended September 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$4,315	$—	$4,315
Costs and Expenses	(5)	—	—	(4,435)	—	(4,440)
Operating Income (Loss)	(5)	—	—	(120)	—	(125)

Other Income (Expense):
Interest Expense, Net	—	(422)	(65)	14	16	(457)
Intercompany Charges, Net	(9)	115	(36)	(793)	723	—
Equity in Subsidiary Income (Loss)	(761)	(229)	(148)	—	1,138	—
Other, Net	67	142	179	(240)	(181)	(33)
Income (Loss) Before Income Taxes	(708)	(394)	(70)	(1,139)	1,696	(615)
(Provision) Benefit for Income Taxes	—	—	—	(80)	—	(80)
Net Income (Loss)	(708)	(394)	(70)	(1,219)	1,696	(695)
Noncontrolling Interests	—	—	—	13	—	13
Net Income (Loss) Attributable to Weatherford	$(708)	$(394)	$(70)	$(1,232)	$1,696	$(708)
Comprehensive Income (Loss) Attributable to Weatherford	$(877)	$(436)	$(41)	$(1,401)	$1,878	$(877)

Condensed Consolidating Balance Sheet
September 30, 2019
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$121	$32	$523	$—	$676
Restricted Cash	—	146	—	228	—	374
Other Current Assets	9	3	517	2,862	(517)	2,874
Total Current Assets	9	270	549	3,613	(517)	3,924

Equity Investments in Affiliates	(5,904)	7,443	7,000	374	(8,913)	—
Intercompany Receivables, Net	669	548	—	1,685	(2,902)	—
Other Assets	—	5	1	2,394	—	2,400
Total Assets	$(5,226)	$8,266	$7,550	$8,066	$(12,332)	$6,324

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,396	$300	$10	$—	$1,706
Accounts Payable and Other Current Liabilities	36	26	2	2,127	(517)	1,674
Total Current Liabilities	36	1,422	302	2,137	(517)	3,380

Long-term Debt	—	—	—	59	—	59
Intercompany Payables, Net	—	—	2,902	—	(2,902)	—
Other Long-term Liabilities	—	7	—	475	(7)	475
Total Liabilities Not Subject to Compromise	36	1,429	3,204	2,671	(3,426)	3,914

Liabilities Subject to Compromise	—	6,756	878	—	—	7,634

Weatherford Shareholders’ (Deficiency) Equity	(5,262)	81	3,468	5,357	(8,906)	(5,262)
Noncontrolling Interests	—	—	—	38	—	38
Total Liabilities and Shareholders’ (Deficiency) Equity	$(5,226)	$8,266	$7,550	$8,066	$(12,332)	$6,324

Condensed Consolidating Balance Sheet
December 31, 2018

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$284	$—	$318	$—	$602
Other Current Assets	1	—	654	2,887	(694)	2,848
Total Current Assets	1	284	654	3,205	(694)	3,450

Equity Investments in Affiliates	(3,694)	7,531	7,203	354	(11,394)	—
Intercompany Receivables, Net	—	103	—	2,966	(3,069)	—
Other Assets	—	15	4	3,132	—	3,151
Total Assets	$(3,693)	$7,933	$7,861	$9,657	$(15,157)	$6,601

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$373	$—	$10	$—	$383
Accounts Payable and Other Current Liabilities	9	174	—	2,428	(694)	1,917
Total Current Liabilities	9	547	—	2,438	(694)	2,300

Long-term Debt	—	6,632	775	130	68	7,605
Intercompany Payables, Net	3	—	3,066	—	(3,069)	—
Other Long-term Liabilities	—	7	—	362	(7)	362
Total Liabilities	12	7,186	3,841	2,930	(3,702)	10,267

Weatherford Shareholders’ (Deficiency) Equity	(3,705)	747	4,020	6,688	(11,455)	(3,705)
Noncontrolling Interests	—	—	—	39	—	39
Total Liabilities and Shareholders’ (Deficiency) Equity	$(3,693)	$7,933	$7,861	$9,657	$(15,157)	$6,601

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,618)	$(753)	$(228)	$(2,108)	$3,103	$(1,604)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	13	(15)	69	1,264	(1,331)	—
Equity in (Earnings) Loss of Affiliates	1,507	166	87	—	(1,760)	—
Reorganization Items	—	120	14	—	—	134
Other Adjustments	110	(530)	(268)	1,491	(12)	791
Net Cash Provided (Used) by Operating Activities	12	(1,012)	(326)	647	—	(679)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(177)	—	(177)
Acquisition of Intellectual Property	—	—	—	(12)	—	(12)
Proceeds from Sale of Assets	—	—	—	80	—	80
Proceeds from Sale of Businesses and Equity Investment, Net	—	—	—	319	—	319
Net Cash Provided (Used) by Investing Activities	—	—	—	210	—	210
Cash Flows from Financing Activities:
Proceeds from Debtor in Possession Credit Facility	—	1,386	—	—	—	1,386
Debtor in Possession Financing Payments and Payments on Backstop Agreement	—	(110)	—	—	—	(110)
Borrowings (Repayments) Short-term Debt, Net	—	(527)	300	202	—	(25)
Borrowings (Repayments) Long-term Debt, Net	—	(13)	—	(304)	—	(317)
Borrowings (Repayments) Between Subsidiaries, Net	(12)	259	58	(305)	—	—
Other, Net	—	—	—	(17)	—	(17)
Net Cash Provided (Used) by Financing Activities	(12)	995	358	(424)	—	917
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	—	—	—
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	—	(17)	32	433	—	448
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	—	284	—	318	—	602
Cash and Cash Equivalents and Restricted Cash at End of Period	$—	$267	$32	$751	$—	$1,050

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(Unaudited)

(Dollars in millions)	Weatherford Ireland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(708)	$(394)	$(70)	$(1,219)	$1,696	$(695)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	9	(115)	36	793	(723)	—
Equity in (Earnings) Loss of Affiliates	761	229	148	—	(1,138)	—
Other Adjustments	74	566	(1,485)	1,028	165	348
Net Cash Provided (Used) by Operating Activities	136	286	(1,371)	602	—	(347)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(141)	—	(141)
Acquisition of Business, Net of Cash Acquired	—	—	—	4	—	4
Acquisition of Intellectual Property	—	—	—	(11)	—	(11)
Proceeds from Sale of Assets	—	—	—	70	—	70
Proceeds from Sale of Businesses, Net	—	—	—	37	—	37
Net Cash Provided (Used) by Investing Activities	—	—	—	(41)	—	(41)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	192	—	(22)	—	170
Borrowings (Repayments) Long-term Debt, Net	—	(464)	587	(8)	—	115
Borrowings (Repayments) Between Subsidiaries, Net	(136)	(143)	784	(505)	—	—
Other, Net	—	—	—	(62)	—	(62)
Net Cash Provided (Used) by Financing Activities	(136)	(415)	1,371	(597)	—	223
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(55)	—	(55)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	—	(129)	—	(91)	—	(220)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	—	195	—	418	—	613
Cash and Cash Equivalents and Restricted Cash at End of Period	$—	$66	$—	$327	$—	$393

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

•
Well Construction builds or rebuilds well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores. We also include our land drilling rig business as part of Well Construction. We divested a majority of our land drilling rig operations in the fourth quarter of 2018 and first nine months of 2019.

Recent Developments

Voluntary Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

On July 1, 2019 (“Petition Date”), Weatherford Ireland, Weatherford International Ltd. (“Weatherford Bermuda”), and Weatherford International, LLC (“Weatherford Delaware”) (collectively, “Weatherford Parties,” or “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors obtained joint administration of their Chapter 11 cases under the caption In re Weatherford International plc, et al., Case No. 19-33694 (“Cases”). On June 28, 2019, the Debtors commenced a solicitation for acceptance of their prepackaged plan of reorganization (“Plan”) by causing the Plan and the corresponding disclosure statement to be distributed to certain creditors of the Company that were entitled to vote on the Plan. On September 11, 2019 the Plan, as amended, was confirmed by the Bankruptcy Court.

Weatherford Ireland filed a petition on September 23, 2019 under the Irish Companies Act 2014 in Ireland (“Irish Examinership Proceeding”) to seek approval for its scheme of arrangement following confirmation of the Plan in the U.S. The filing of the Irish Examinership Proceeding commenced a 100-calendar day protection period under Irish law, during which Weatherford Ireland will have the benefit of protection against enforcement and other actions by its creditors. Weatherford Ireland intends to continue operating its business in the ordinary course during the protection period. It is anticipated that the terms of the Irish scheme will mirror the terms of the Plan.

Weatherford Bermuda has commenced provisional liquidation proceedings (“Bermuda Proceedings”) pursuant to the Bermuda Companies Act 1981 by presenting a winding up petition to the Supreme Court of Bermuda (“Bermuda Court”). The Bermuda Court appointed a provisional liquidator who acts as an officer of the Bermuda Court, and is required under the Bermuda Court’s order to report from time to time on the progress of the Bermuda Proceedings. The provisional liquidator will have the power to oversee Weatherford Bermuda’s restructuring process. The Debtors’ management team and board of directors will remain in control of Weatherford Bermuda’s day-to-day operations and its Cases. The appointment of the provisional liquidator provided an automatic statutory stay of proceedings in Bermuda against Weatherford Bermuda and its assets. On the return date of September 6, 2019 for the Bermuda petition – similar to a second day hearing in a Chapter 11 proceeding – Weatherford Bermuda postponed its petition for a specified period, while the Cases are administered. Before the Debtors emerge from Chapter 11, Weatherford Bermuda may, along with the provisional liquidator and subject to the direction of the Bermuda Court, convene meetings of the impaired creditors in order to consider and approve, if appropriate, a scheme of arrangement pursuant to the Bermuda Companies Act 1981. It is anticipated that the terms of the Bermuda scheme will mirror the terms of the Plan and once properly approved, is a mechanism for ensuring that all of the impaired creditors of Weatherford Bermuda are bound by the terms of the Bermuda scheme. On October 25, 2019, Weatherford Bermuda filed its originating summons with the Bermuda Court.

Our remaining non-debtor affiliates that have not filed voluntary petitions under the Bankruptcy Code will continue operating their businesses and facilities without disruption to customers, vendors, partners or employees. The Plan and first day relief provide that vendors and other unsecured creditors who continue to work with the non-debtor affiliates on existing terms will be paid in full and in the ordinary course of business (in the case of creditors of the Debtors, following consummation of the Plan). All existing customer and vendor contracts continue to remain in place and be serviced in the ordinary course of business.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Cases. In addition, all of the Debtors’ prepetition unsecured senior notes and related unpaid interest are liabilities subject to compromise, further discussed below. Since the commencement of the Cases, the Debtors have continued to operate their businesses as debtors in possession under the jurisdiction of and in accordance with the applicable provisions of the Bankruptcy Code, orders of the Bankruptcy Court, the Irish Examinership Proceeding and the Bermuda Proceeding.

Restructuring Support Agreement

On May 10, 2019, the Debtors entered into the Restructuring Support Agreement (“RSA”) with certain holders of our unsecured notes (“Consenting Creditors”). The RSA sets forth, subject to certain conditions, the terms of the capital financial restructuring of the Company (“Transaction”).

On August 23, 2019, the Debtors entered into the second amendment of the RSA (the “Second RSA Amendment”) with certain of the noteholders, and certain equity holders who collectively hold approximately 208 million shares of the Weatherford’s outstanding ordinary shares (the “Consenting Equity Holders”) which joins the Consenting Equity Holders as parties to the RSA. In addition, it provided for the payment of $250 thousand (included in Professional Fees of the Reorganization Items table later in this footnote) to the Consenting Equity Holders’ counsel and amended the terms of the new warrants to be issued under the Plan to the holders of the Company’s existing ordinary shares. The amended new warrant terms include extending the maturity date of the warrants to four years after the effective date of the Plan and reduced the exercise price.

On September 9, 2019, the Debtors and certain of the noteholders entered into a third amendment to the RSA (the “Third RSA Amendment”). Pursuant to the terms of the Third RSA Amendment the Debtors will issue a single tranche of up to $2.1 billion aggregate principal amount of new unsecured notes (“Exit Notes”) upon emergence from bankruptcy, consisting of up to $1.6 billion of Exit Notes issued for cash to holders of subscription rights issued in a rights offering (the “Rights Offering Notes”) and to holders of Unsecured Notes Claims and $500 million of Exit Notes issued on a pro rata basis (the “Takeback Notes”). The Exit Notes will be issued in lieu of the two tranches of new unsecured notes in aggregate principal amount of $2.5 billion previously contemplated by the original RSA. The Exit Notes will bear interest at a rate of 11% per annum and will otherwise generally have the terms set forth in the form of New Senior Unsecured Notes Indenture (“Notes Indenture”) with modifications to reflect the amendments contemplated by the Third RSA Amendment, the removal of the 125% of Consolidated Cash Flow prong in the Notes Indenture and the addition of a covenant requiring the Company to use commercially reasonable efforts to obtain and maintain a rating for the Exit Notes from both Standard & Poor’s and Moody’s Investors Service.

On September 11, 2019, the Transaction was approved through the confirmation of the Plan filed in the Cases.

The amended RSA and the confirmed Plan contemplates a comprehensive deleveraging of our balance sheet and provides, in pertinent part, as follows (as further described in later paragraphs):

•
Our existing unsecured notes will be cancelled and exchanged for 99% of the ordinary shares of the reorganized Company (“New Common Stock”) and the Debtors will issue a single tranche of up to $2.1 billion aggregate principal amount of new Exit Notes upon emergence from bankruptcy, consisting of up to $1.6 billion of Rights Offering Notes (fully backstopped by Commitment Parties in the Backstop Commitment Agreement) issued for cash to holders of subscription rights issued in a rights offering and $500 million of Takeback Notes issued on a pro rata basis with a five-year maturity.

•
On July 3, 2019, our secured Term Loan facility and 364-day Revolving Credit Facility were repaid in full with borrowings from the DIP Credit Agreement, also entered into the same day. We expect to repay the DIP Credit Agreement and A&R Credit Agreement in full with proceeds from the exit financing to include the Rights Offering Notes and a combination of credit facilities in the principal amount of at least up to $600 million upon the effective date of the Plan.

•	All trade claims against the Company whether arising prior to or after the commencement of the Cases will be paid in full in the ordinary course of business.

•
Our existing equity will be cancelled and exchanged for 1% of the New Common Stock and four-year warrants to purchase 10% of the New Common Stock, both subject to dilution on account of the equity issued pursuant to the management incentive plan. The strike price of the warrants is expected to be set at an equity value at which the noteholders would receive a recovery equal to par as of the date of the commencement of the Cases in respect of the existing unsecured notes and all other general unsecured claims that are pari passu with the existing unsecured notes.

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

Payments Due on Certain Indebtedness

The Debtors’ 7.75% Senior Notes due 2021, 8.25% Senior Notes due 2023 and 6.80% Senior Notes due 2037 (together, “Certain Senior Notes”) provide for an aggregate $69 million interest payment that became due on June 15, 2019. The applicable indenture governing the Certain Senior Notes provides a 30-day grace period that extended the latest date for making this interest payment to July 16, 2019, before an event of default would occur under the applicable indenture. The Debtors elected to not make this interest payment on the due date and to utilize the 30-day grace period provided by the indentures. As a result of filing the Cases on July 1, 2019, an event of default occurred under each indenture governing these unsecured notes, which automatically accelerated maturity of the principal, plus any accrued and unpaid interest, on such series of unsecured notes and certain other obligations of the Debtors. Any efforts to enforce such payment obligations under the unsecured notes or other accelerated obligations of the Debtors are automatically stayed as a result of the Cases, and the creditors’ rights of enforcement in respect of the unsecured notes and other accelerated obligations of the Debtors are subject to the applicable provisions of the Bankruptcy Code. The interest and principal on this indebtedness remains unpaid as of this report date. In addition, all of the Debtors’ prepetition unsecured senior notes and related unpaid interest are now classified as “Liabilities Subject to Compromise” on our Condensed Consolidated Balance Sheets.

The Debtors’ Term Loan Agreement required a quarterly payment of $12.5 million plus interest that became due on June 30, 2019. On July 1, 2019, the Debtors and the Term Loan Lenders entered into a Term Loan Forbearance Agreement where the lenders agreed to forbear from exercising their rights and remedies available to them, including the right to accelerate any indebtedness, for a specified period of time. As of July 3, 2019, all unpaid principal and interest under the Term Loan Agreement were repaid in full. See discussion below.

Forbearance Agreements

On July 1, 2019, the Debtors and the Credit Agreement Lenders under the Amended and Restated Credit Agreement (the “A&R Credit Agreement”), dated as of May 9, 2016, among WOFS Assurance Limited and Weatherford Bermuda, as borrowers, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto entered into a forbearance agreement (the “Credit Agreement Forbearance Agreement”) with respect to certain defaults under the A&R Credit Agreement, including those arising from the Debtors’ commencement of the Cases. Specifically, under the Credit Agreement Forbearance Agreement, the Credit Agreement Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. Under the terms of the Credit Agreement Forbearance Agreement, the Debtors paid a fee for the ratable account of the Credit Agreement Lenders in an amount equal to 0.25% on the outstanding principal amount of the loans and total letter of credit exposure under the A&R Credit Agreement. Additionally, (i) to the extent such entities were not already guarantors under the A&R Credit Agreement, all subsidiaries of the Company who are guarantors under the DIP Credit Agreement (defined below) joined as guarantors under the A&R Credit Agreement and (ii) all U.S. and Canadian subsidiaries of the Company granted a second lien security interest in favor of the Credit Agreement Lenders in the same assets that such U.S. and Canadian subsidiaries pledged a first lien security interest in under the DIP Credit Agreement; provided that the aggregate amount of the guaranteed obligations to be secured under the A&R Credit Agreement did not exceed $100 million; and provided, further, that if the obligations under the A&R Credit Agreement are not paid in full by November 30, 2019, such second lien security interest of the Credit Agreement Lenders shall automatically transition from second liens to pari passu liens with the liens under the DIP Credit Agreement.

On July 1, 2019, the Debtors and the Term Loan Lenders under the Term Loan Agreement, dated as of May 4, 2016, among Weatherford Bermuda, as borrower, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”) entered into a forbearance agreement (the “Term Loan Forbearance Agreement”) with respect to certain defaults under the Term Loan Agreement. Specifically, under the Term Loan Forbearance Agreement, the Term Loan Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. On July 3, 2019, the Company repaid in full its outstanding indebtedness under the Term Loan.

On July 1, 2019, the Debtors and the 364-Day Lenders under the 364-Day Revolving Credit Agreement, dated August 16, 2018, among Weatherford Bermuda, as borrower, the other borrowers party thereto, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (“364-Day Credit Agreement”) entered into a forbearance agreement (the “364-Day Revolving Forbearance Agreement”) with respect to certain defaults under the 364-Day Credit Agreement. Specifically, under the 364-Day Revolving Forbearance Agreement, the 364-Day Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. On July 3, 2019, the Company repaid in full its outstanding indebtedness under the 364-Day Revolving Credit Agreement.

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

Backstop Commitment Agreement

On July 1, 2019, the Weatherford Parties and the commitment parties thereto (the “Initial Commitment Parties”) entered into a Backstop Commitment Agreement. Pursuant to the terms of the Plan, and subject to approval by the Bankruptcy Court in connection with confirmation of the Plan, the Company intends to offer to holders of its existing unsecured notes, including the Commitment Parties, subscription rights to purchase the Exit Notes in aggregate principal amount of $1.25 billion, upon the Company’s emergence from bankruptcy. On September 9, 2019, the Weatherford Parties, certain of the Initial Commitment Parties and certain additional commitment parties (the “Additional Commitment Parties” and, together with the Initial Commitment Parties, the “Commitment Parties”) entered into an amendment to the Backstop Commitment Agreement. The Backstop Commitment Agreement Amendment provides for (i) the joinder of the Additional Commitment Parties to the Backstop Commitment Agreement, (ii) the increase in the backstop commitment by $350 million (the “Increased Commitment”) from $1.25 billion to up to $1.6 billion, and (iii) an amendment to the Backstop Commitment Agreement to account for the changes reflected in the Third RSA Amendment.

Subject to the terms and conditions contained in the Backstop Commitment Agreement, the Consenting Creditors agreed to purchase any Exit Notes that are not duly subscribed for pursuant to the rights offering at a price equal to $1,000 per $1,000 in principal amount of the Exit Notes purchased by such Commitment Party. On July 1, 2019, as consideration for the commitment, the Weatherford Parties made an aggregate payment of $62.5 million in cash to the Commitment Parties. Except under certain circumstances set forth in the Backstop Commitment Agreement, the payment is non-refundable, regardless of the principal amount of unsubscribed Exit Notes (if any) purchased by the Commitment Parties. As consideration for the Increased Commitment agreed to on September 9, 2019, the Weatherford Parties will make an aggregate payment of $18.7 million in cash to certain of the Commitment Parties upon our emergence date. Subject to certain termination rights, the payment is non-refundable, regardless of the principal amount of unsubscribed Exit Notes (if any) purchased by the Commitment Parties.

The transactions contemplated by the Backstop Commitment Agreement are conditioned upon the satisfaction or waiver of customary conditions for transactions of this nature, including, without limitation, that (i) the Bankruptcy Court shall have approved the rights offering, (ii) the Bankruptcy Court shall have confirmed the Plan and (iii) the rights offering shall have been conducted, in all material respects, in accordance with the approval of the Bankruptcy Court, the Plan and the Backstop Commitment Agreement.

Debtor in Possession Credit Agreement

On July 3, 2019, the Weatherford Parties entered into a senior secured superpriority debtor in possession credit agreement (the “DIP Credit Agreement”). The DIP Credit Agreement has two debtor in possession (“DIP”) facilities to provide liquidity during the pendency of the Cases. The facilities consist of (a) a DIP revolving credit facility in the principal amount of up to $750 million provided by banks or other lenders and (b) a DIP term loan facility in the amount of up to $1.0 billion, which is fully backstopped by the Consenting Creditors. The DIP Credit Agreement will mature on the earlier of (i) the date that is 12 months after the Weatherford Parties’ entry into the DIP Credit Agreement or (ii) the date of completion of the Transaction. The DIP Credit Agreement bears interest (i) with respect to Eurodollar borrowings, based on an adjusted LIBOR rate plus an applicable margin of 3.00%, with a 0.00% LIBOR floor and (ii) with respect to alternate base rate borrowings, a base rate plus an applicable margin of 2.00%. In addition to paying interest on outstanding principal amounts under the DIP Credit Agreement, the Debtors will be required to pay an unused commitment fee to the revolving facility lenders in respect of the unutilized DIP revolving facility commitments at a rate equal to 0.375% per annum on the average daily amount of the unutilized revolving facility commitments.

The DIP Credit Agreement has a minimum liquidity covenant of $150 million and is secured by substantially all the personal assets and properties of the Debtors and certain of their subsidiaries. The DIP Credit Agreement is also guaranteed on an unsecured basis by certain other subsidiaries of the Debtors. At September 30, 2019, we were in compliance with our covenants under the DIP Credit Agreement.

On July 3, 2019, the Debtors borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds of the borrowings under the DIP Credit Agreement were used to repay certain prepetition indebtedness, cash collateralized certain obligations with respect to letters of credit and similar instruments and finance the working capital needs and general corporate purposes of the Debtors and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement. In addition, the Company cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 11 – Short-term Borrowings and Other Debt Obligations” for additional details. At September 30, 2019, DIP Credit Agreement borrowings were $1.386 billion.

Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern

Our bond and share price decline, as well as our declining credit ratings, have over time increased the level of uncertainty in our business and have impacted various key stakeholders, including our employees, our customers and suppliers, and our key lenders. Continued weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. In order to decrease our level of indebtedness and maintain the liquidity at levels we believed would be sufficient to meet our commitments, we undertook a number of actions, including minimizing capital expenditures, divesting non-core businesses and further reducing our recurring operating expenses. Ultimately, we concluded, even after taking these actions, we would not have sufficient liquidity to satisfy our debt service obligations and meet other financial obligations as they came due. As a result, on May 10, 2019, we announced the Company’s execution of the RSA and on July 1, 2019 the Debtors filed the Cases. We expect the DIP Credit Agreement should provide sufficient liquidity for the Company during the pendency of the Cases.

Upon emergence, we expect the exit financing to include the backstopped Rights Offering Notes of $1.6 billion and a combination of a contemplated senior secured asset based loan revolving credit facility and a contemplated senior secured revolving credit facility dedicated for letters of credit. On October 28, 2019, the Company entered into a proposal letter pursuant to these facilities. We expect the exit financing will provide the necessary liquidity to repay the outstanding DIP Credit Agreement and A&R Credit Agreement, and will provide the necessary liquidity to conduct ongoing operations, including the credit lines for letters of credits and working capital needs.

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

As of September 30, 2019, our unaudited Condensed Consolidated Financial Statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. In addition, our unaudited Condensed Consolidated Financial Statements have been prepared in accordance with ASC 852.

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

Prepetition Charges

Expenses, gains and losses that are realized or incurred before July 1, 2019 and in relation to the Cases are recorded under the caption “Prepetition Charges” on our Condensed Consolidated Statements of Operations. The $86 million of prepetition charges were recorded primarily consisted of professional and other fees related to the Cases.

Reorganization Items

Any expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and as a direct result of the Cases are recorded under “Reorganization Items” on our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, “Reorganization Items” were $303 million and consisted of the following items:

(Dollars in millions)	September 30, 2019
Unamortized Debt Issuance and Discount Expensed	$126
Unamortized Interest Rate Derivative Loss Expensed	8
Reorganization Items (Non-Cash)	134

Backstop Commitment Fees	81
DIP Financing Fees	56
Professional Fees	32
Reorganization Items (Fees)	169

Total Reorganization Items	$303

Reorganization Items (Fees) Unpaid	$45
Reorganization Items (Fees) Paid	$124

Liabilities Subject to Compromise

The Debtors’ prepetition unsecured senior notes and related unpaid accrued interest as of the Petition Date have been classified as “Liabilities Subject to Compromise” on our Condensed Consolidated Balance Sheets. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less. At September 30, 2019, liabilities subject to compromise of $7.6 billion consisted of the unsecured senior and exchangeable notes and unpaid accrued interest as of the Petition Date.

Financial Results and Overview

There was continued weakness within the energy market during the third quarter of 2019, particularly in North America, with the price of oil, based on WTI, trading at 8% below the closing price at the end of the second quarter of 2019, rig counts in North America declining by 3% over the same period, and reduced spending by customers in North America, who are under pressure from financial investors and financial institutions. This was combined with an uncertain economic and political situation in Argentina, leading to a reduction in activity. These factors were offset by seasonal improvements in Europe and Russia, as well as activity growth in the Middle East. While an improved product mix, favorable exchange rates and transformation cost savings contributed to improvements in our operations during the third quarter of 2019, we incurred significant reorganization expenses as part of our voluntary reorganization under Chapter 11 and made significant cash investments in working capital.

We generated revenues of $1.3 billion in the third quarter of 2019 and $4.0 billion in the nine months ended September 30, 2019, a decrease of $130 million, or 9%, and $346 million, or 8%, compared to the third quarter and the nine months ended September 30, 2018, respectively. Our revenue decline was predominantly driven by lower activity levels in Canada, lower demand for services in the United States, uncertainty related to economic conditions and customer budget reductions in Argentina, as well as decreased revenues associated with the divested land drilling rigs, laboratory services and surface logging businesses. This decline was partially offset by higher seasonal service activity in Russia and the North Sea and increased activity in the Middle East. Excluding the impact of revenues from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, consolidated revenues were down $21 million, or 2%, in the third quarter of 2019 and down $42 million, or 1%, in the nine months ended September 30, 2019 compared to the third quarter and in the nine months ended September 30, 2018, respectively.

Consolidated operating results declined $434 million in the third quarter of 2019 and $741 million in the nine months ended September 30, 2019, compared to the third quarter and the nine months ended September 30, 2018, respectively. The decline in operating results in the third quarter and the nine months ended September 30, 2019 was primarily due to the impairment of our goodwill, restructuring and prepetition charges, partially offset by the net gain on sale of businesses and improved results in the Eastern Hemisphere as a result of a more favorable geographic and product mix. Excluding goodwill impairment, prepetition charges, and the net gain on sale of businesses of $407 million in the third quarter and $712 million in the nine months ended September 30, 2019, respectively, consolidated results were down $27 million in the third quarter of 2019 and $29 million in the nine months ended September 30, 2019 compared to the third quarter and the nine months ended September 30, 2018, respectively.

Segment operating income was $71 million in the third quarter of 2019, a decrease of $45 million compared to the third quarter of 2018. Segment operating income was $139 million in the nine months ended September 30, 2019, a decrease of $86 million compared to the nine months ended September 30, 2018. The decrease was driven by lower activity levels in Canada, the United States and Argentina. These declines were partially offset by improved operating results from higher integrated service project activity in Mexico and operational improvements in the Eastern Hemisphere. Excluding the impact of operating results from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, segment operating results in the third quarter and the nine months ended September 30, 2019 declined $15 million and $26 million, respectively, compared to the third quarter and the nine months ended September 30, 2018.

For the third quarter ended September 30, 2019, we determined that goodwill for our Latin America, Russia/China, and Asia reporting units was impaired and as a result we incurred a goodwill impairment charge of $399 million. For the nine months ended September 30, 2019, we determined that goodwill for all our reporting units in the Western Hemisphere and Eastern Hemisphere was fully impaired and as a result we incurred a goodwill impairment charge of $730 million.

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

Additionally, we did not fully achieve our projected savings targets for the transformation primarily due to market headwinds and higher than anticipated costs associated with rationalizing our manufacturing footprint. Concurrently, our Chapter 11 filing negatively impacted our pricing leverage with customers as well as our buying power with suppliers which squeezed margins and reduced overall benefits of the transformation. While we remain committed to improving our business performance through our transformation strategy, which is designed to improve our execution capabilities and lower our cost structure, the achievement of our targeted $1 billion in incremental adjusted earnings before interest, taxes and depreciation (compared to 2017) has extended beyond the year-end 2019 target date.

In the nine months ended September 30, 2019, cash used in operating activities was $679 million and was driven by working capital needs, cash payments for debt interest, professional fees related to our financial restructuring and transformation and restructuring costs. As a result of the market conditions but more importantly due to our voluntary Chapter 11 filing, customer collections slowed, inventory levels increased and accounts payable declined.

Opportunities and Challenges

While our industry offers many opportunities, there were significant challenges that materialized in the first nine months of 2019 and challenges that continue to persist and impact our organization, including but not limited to slower collections from customers, pressure from suppliers to shorten payment terms or lower credit limits, increased inventory balances resulting from a disruption in deliveries and continued uncertainty until we successfully emerge from Chapter 11. Our challenges also include adverse market conditions making our targeted transformation benefits more difficult to obtain, uncertainty related to our capital structure and the ability to recruit and retain employees. Growing negative sentiment for the energy industry in the capital markets may impact demand for our products and services, as our customers, particularly those in North America, may face challenges securing appropriate amounts of capital under suitable terms to finance their operations. The cyclicality of the energy industry continues to impact the demand for our products and services, such as our drilling and evaluation services, well construction and well completion services, which strongly depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on the number of wells and the type of production systems used. We are following our long-term strategy aimed at achieving profitability in our businesses, servicing our customers, and creating value for our stakeholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including the ongoing and prolonged industry downturn, our ability to respond to industry demands and periods of over-supply or low oil prices, emerging from Chapter 11 pursuant to the terms of the Plan and on the timeline anticipated and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

During bankruptcy proceedings our non-debtor affiliates that have not filed voluntary petitions under the Plan will continue operating their businesses and facilities without disruption to customers, vendors, partners or employees. Vendors and other unsecured creditors who continue to work with the non-debtor affiliates on existing terms will continue to be paid in full and in the ordinary course of business. All existing customer and vendor contracts are expected to remain in place and be serviced in the ordinary course of business. Upon emergence from bankruptcy our lower leverage ratio and debt levels should enable us to capture additional market share. There is no assurance, however, that we will be able to execute on our strategies or achieve the intended benefits.

Business Outlook

In the Western Hemisphere, North American exploration and production (“E&P”) capital spending levels in 2019 are expected to decrease by high-single digit to low double-digit levels as compared to 2018 due to lower commodity prices, an increasing focus on financial returns and positive cash flow versus production growth and infrastructure challenges, which are expected to negatively impact activity and the demand for our products and services. The number of active rigs in the United States have declined from peak levels achieved during the third quarter of 2018, a trend which is expected to continue through the near to medium-term based on forecasted E&P spending plans. Activity in Canada remains at subdued levels as infrastructure constraints have resulted in lower realized oil prices for producers and yielding lower production. These conditions are anticipated to persist through 2020, creating continued negative effects on our product and services. We expect activity levels in Latin America to remain somewhat constructive as recent contract wins and the introduction of new technologies to various markets are expected to support our operations throughout the region. This will be partially offset by a negative activity outlook for 2020 in Argentina, driven by lower prices for natural gas as well as a fixed price for oil below global market rates for local producers, which has already begun to negatively affect our results during 2019.

In the Eastern Hemisphere, we anticipate the North Sea to remain relatively stable, whereas activity in Europe will reduce in the fourth quarter due to the absence of product sales which we recognized in the third quarter in the Mediterranean region. We anticipate activity levels in Russia to decline due to seasonal factors during the remainder of 2019. Operating results from our core businesses in the Middle East are expected to increase, driven by market share gains and new technology introductions across the region. Overall revenue and operating income in the region are expected to decline in 2019 as compared to 2018 as gains associated with our core businesses are offset by the effect of the divestiture of our land drilling rigs, laboratory services and surface logging businesses in the region.

In the absence of any geopolitical events, we believe our industry will remain within a ‘medium-for-longer’ price level paradigm. We will continue to push innovation, both from a technological and a business model perspective, and we intend to deliver operational excellence to help bring the cost of production down to a point where all market participants can make acceptable returns. Customer collections are anticipated to continue at a slow pace, with little to no fundamental improvement and we expect supplier balances to broadly remain at their current payment terms. We continue to focus on our Transformation Plan, which started late in the fourth quarter of 2017. This program has already generated significant cost savings through the flattening of our organizational structure, the implementation of process changes, the enhancement of our capabilities and the improvement of our efficiency in our supply chain, sales and general administrative organizations as well as the rationalization of our manufacturing footprint. Furthermore, through our transformation program we have seen improvements in our operating efficiency, reduced our non-productive time and improved our collaboration with our customers. We made steady progress towards our transformation targets during 2018, recognizing approximately 40% of the identified opportunities in our operating results on a run-rate basis by the end of the year. During the nine months ended September 30, 2019, our transformation cost savings targets were not achieved due to higher than expected costs associated with rationalizing our manufacturing footprint combined with market headwinds negatively impacting progress towards our sales and commercial savings targets. As a result of the market conditions but more importantly due to our voluntary Chapter 11 filing, customer collections slowed, inventory levels increased and accounts payable declined. We believe that these same factors will continue to negatively impact the progress of our transformation and while we anticipate achieving additional cost savings and operational efficiencies, we expect that the impact of these savings and efficiencies will take significantly longer than the original year-end 2019 target date.

As production decline rates persist and reservoir productivity complexities increase, our customers will continue to face challenges in balancing the cost of extraction activities with securing desired rates of production, while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency, which in turn puts pressure on us to deliver our products and services at competitive rates. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will depend heavily on pricing, volume of work and our ability to offer solutions to more efficiently extract hydrocarbons, control costs and penetrate new and existing markets with our newly developed technologies.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions or purchases of assets, businesses, investments or joint ventures based on the strategic fit within our business and/or our short and long-term objectives.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
September 30, 2019	$54.07	$2.33	1,117	1,094
December 31, 2018	45.41	2.94	1,223	988
September 30, 2018	73.25	3.01	1,214	1,069

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count for the period to presented – Source: Baker Hughes Rig Count

During the first nine months of 2019 oil prices ranged from a low of $46.54 per barrel in early-January to a high of $66.30 per barrel in late April and averaged $56.47 per barrel in the third quarter of 2019. Natural gas ranged from a high of $3.59 MM/BTU in mid-January to a low of $2.07 MM/BTU in early-August and averaged $2.33 MM/BTU in the third quarter of 2019. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Results of Operations

The following table contains selected financial data comparing our consolidated and segment results from operations for the third quarter and the first nine months of 2019 and 2018:

	Three Months Ended
	September 30,
(Dollars and shares in millions, except per share data)	2019	2018	Favorable (Unfavorable)	Percentage Change
Revenues:
Western Hemisphere	$675	$762	$(87)	(11)%
Eastern Hemisphere	639	682	(43)	(6)%
Total Revenues	1,314	1,444	(130)	(9)%

Operating Income (Loss):
Western Hemisphere	15	78	(63)	(81)%
Eastern Hemisphere	56	38	18	47%
Total Segment Operating Income	71	116	(45)	(39)%
Corporate General and Administrative	(31)	(31)	—	—%
Goodwill Impairment	(399)	—	(399)	—%
Asset Write-Downs and Other	(42)	(71)	29	41%
Transformation, Facility Restructuring and Severance Charges	(53)	(27)	(26)	(96)%
Gain on Operational Assets Sale	15	—	15	—%
(Loss) on Sale of Businesses, Net	(8)	—	(8)	—%
Total Operating Loss	(447)	(13)	(434)	(3,338)%

Reorganization Items	(303)	—	(303)	—%
Interest Expense, Net (Unrecognized Contractual Interest Expense was $133 million for three months ended September 30, 2019)	(26)	(156)	130	83%
Warrant Fair Value Adjustment	—	11	(11)	(100)%
Currency Devaluation Charges	—	(8)	8	100%
Other Expense, Net	(8)	(6)	(2)	(33)%
Loss Before Income Taxes	(784)	(172)	(612)	(356)%
Income Tax Provision	(31)	(22)	(9)	(41)%
Net Loss	(815)	(194)	(621)	(320)%
Net Income Attributable to Noncontrolling Interests	6	5	(1)	(20)%
Net Loss Attributable to Weatherford	$(821)	$(199)	$(622)	(313)%

Depreciation and Amortization	$118	$128	$10	8%

	Nine Months Ended
	September 30,
(Dollars and shares in millions, except per share data)	2019	2018	Favorable (Unfavorable)	Percentage Change
Revenues:
Western Hemisphere	$2,120	$2,287	$(167)	(7)%
Eastern Hemisphere	1,849	2,028	(179)	(9)%
Total Revenues	3,969	4,315	(346)	(8)%

Operating Income (Loss):
Western Hemisphere	35	152	(117)	(77)%
Eastern Hemisphere	104	73	31	42%
Total Segment Operating Income	139	225	(86)	(38)%
Corporate General and Administrative	(95)	(101)	6	6%
Goodwill Impairment	(730)	—	(730)	—%
Prepetition Charges	(86)	—	(86)	—%
Asset Write-Downs and Other	(120)	(159)	39	25%
Transformation, Facility Restructuring and Severance Charges	(93)	(90)	(3)	(3)%
Gain on Operational Assets Sale	15	—	15	—%
Gain on Sale of Businesses, Net	104	—	104	—%
Total Operating Loss	(866)	(125)	(741)	(593)%

Reorganization Items	(303)	—	(303)	—%
Interest Expense, Net (Unrecognized Contractual Interest Expense was $133 million for three months ended September 30, 2019)	(341)	(457)	116	25%
Bond Tender and Call Premium	—	(34)	34	100%
Warrant Fair Value Adjustment	—	67	(67)	(100)%
Currency Devaluation Charges	—	(45)	45	100%
Other Expense, Net	(18)	(21)	3	14%
Loss Before Income Taxes	(1,528)	(615)	(913)	(148)%
Income Tax Provision	(76)	(80)	4	5%
Net Loss	(1,604)	(695)	(909)	(131)%
Net Income Attributable to Noncontrolling Interests	14	13	(1)	(8)%
Net Loss Attributable to Weatherford	$(1,618)	$(708)	$(910)	(129)%

Depreciation and Amortization	$357	$419	$62	15%

Revenues Percentage by Business Group

The following chart contains the consolidated revenues of our business groups for the third quarter and first nine months of 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Production	30%	26%	29%	27%
Completions	22	21	23	21
Drilling and Evaluation	24	25	24	24
Well Construction	24	28	24%	28%
Total	100%	100%	100%	100%

Consolidated and Segment Revenues

Consolidated revenues decreased $130 million, or 9%, in the third quarter of 2019 and $346 million, or 8%, in the nine months ended September 30, 2019, compared to the third quarter and the nine months ended September 30, 2018, respectively. Excluding the impact of revenues from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, consolidated revenues were down $21 million, or 2%, in the third quarter of 2019 and $42 million, or 1%, in nine months ended September 30, 2019 compared to the third quarter and the nine months ended September 30, 2018, respectively.

•
Western Hemisphere revenues decreased $87 million, or 11%, in the third quarter of 2019 and $167 million, or 7%, for the nine months ended September 30, 2019 compared to the third quarter and the nine months ended September 30, 2018, respectively, due to lower activity levels in the U.S. and Canada as a result of a decline in rig related activity and exploration spending, which has reduced demand for drilling, completion and production products and services. The decline in Canada was partially offset by higher activity in integrated service projects and product sales in Mexico.

•
Eastern Hemisphere revenues decreased $43 million, or 6%, in the third quarter of 2019 and $179 million, or 9%, for the nine months ended September 30, 2019 compared to the third quarter and the nine months ended September 30, 2018, respectively. The decline in revenues was primarily due to lower revenues from our divested land drilling rigs businesses in the Middle East and North Africa, as well as our divested laboratories and surface logging businesses. Increased revenues in the completions product line partially offset this decline. Excluding the impact of revenues from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, revenues in the third quarter of 2019 increased $51 million, or 9%, in the third quarter of 2019 and increased $97 million, or 6% for the nine months ended September 30, 2019 compared to the third quarter and the nine months ended September 30, 2018, respectively.

Consolidated and Segment Operating Results

Consolidated operating results declined $434 million in the third quarter of 2019 and $741 million in the nine months ended September 30, 2019, compared to the third quarter and the nine months ended September 30, 2018, respectively. The decline in operating results in the third quarter and the nine months ended September 30, 2019 was primarily due to the impairment of our goodwill and prepetition charges, partially offset by the net gain on sale of businesses and improved results in the Eastern Hemisphere as a result of a more favorable geographic and product mix. Excluding goodwill impairment, prepetition charges, and the net gain on sale of businesses of $407 million in the third quarter and $712 million in the nine months ended September 30, 2019, respectively, consolidated results were down $27 million in the third quarter of 2019 and down $29 million in the nine months ended September 30, 2019 compared to the third quarter and the nine months ended September 30, 2018, respectively.

Additionally, lower demand for our products and services coupled with an unfavorable product mix and lack of supply chain savings have caused the expected benefits from our transformation initiatives to slow and consequently resulted in significantly lower actual results compared to our expectations for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, transformation cost savings targets were not achieved due to higher than forecasted costs associated with rationalizing our manufacturing footprint and market headwinds negatively impacting progress towards our sales and commercial savings targets.

Segment operating income was $71 million in the third quarter of 2019, a decrease of $45 million compared to the third quarter of 2018. Segment operating income was $139 million in the nine months ended September 30, 2019, a decrease of $86 million compared to the nine months ended September 30, 2018. The decrease was driven by lower activity levels, an unfavorable product mix in Canada and the United States, and start-up costs for projects in Latin America. These declines were partially offset by improved operating results from higher integrated service project activity in Latin America and operational improvements in the Eastern Hemisphere. Excluding the impact of operating results from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, segment operating results in the third quarter and the nine months ended September 30, 2019 declined $15 million and $26 million, respectively, compared to the third quarter and the nine months ended September 30, 2018, respectively.

•
Western Hemisphere segment operating income of $15 million in the third quarter 2019 declined $63 million or 81%, compared to the third quarter of 2018. Western Hemisphere segment operating income of $35 million declined $117 million, or 77%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The segment income decline was driven by lower activity levels, lower operating margin product sales in Canada, start-up costs for projects in Latin America and employee retention expenses. These declines were partially offset by improved operating results from higher integrated service project activity in Mexico.

•
Eastern Hemisphere segment operating income of $56 million in the third quarter of 2019 improved $18 million, or 47%, compared to the third quarter of 2018. Eastern Hemisphere segment operating income of $104 million in the nine months ended September 30, 2019 improved $31 million, or 42%, compared to the nine months ended September 30, 2018. The improvement in segment operating income was due to the lower direct expenses, cost improvements from our transformation program, partially offset by the impact of the divestitures. Excluding the impact of operating results from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, segment operating results in the third quarter and the nine months ended September 30, 2019 improved $45 million and $88 million, respectively, compared to the third quarter and the nine months ended September 30, 2018, respectively.

•
For the third quarter ended September 30, 2019, we determined that goodwill for our Latin America, Russia/China, and Asia reporting units was impaired and as a result we incurred a goodwill impairment charge of $399 million. For the nine months ended September 30, 2019, we determined that goodwill for all our reporting units in the Western Hemisphere and Eastern Hemisphere was fully impaired and as a result we incurred a goodwill impairment charge of $730 million.

•	Prepetition charges were $86 million for professional and other fees related to the Cases incurred before the petition date.

•
Transformation, facility restructuring and severance charges increased $26 million in the third quarter of 2019 and $3 million in the first nine months of 2019 compared to the third quarter and first nine months of 2018.

•
Asset write-downs and other charges decreased $29 million in the third quarter of 2019 and $39 million in the nine months ended September 30, 2019 compared to the third quarter and for the nine months ended September 30, 2018, respectively. Charges in the nine months ended September 30, 2019 primarily included asset write-downs and other charges, partially offset by a reduction of a contingency reserve on a legacy contract. Charges in the nine months ended September 30, 2018 primarily includes long-lived asset impairments, other asset write-downs and inventory charges, partially offset by gains on purchase of the remaining interest in a joint venture, property sales and a reduction of a contingency reserve on a legacy contract.

Interest Expense, Net

Net interest expense was $26 million and $341 million in the third quarter and the nine months ended September 30, 2019, respectively, compared to $156 million and $457 million in the third quarter and the nine months ended September 30, 2018, respectively. The decrease in interest expense for the third quarter and the nine months ended September 30, 2019 is primarily due to unrecognized contractual interest (no longer accruing interest) on our unsecured senior notes and the unpaid balance has been classified as “Liabilities Subject to Compromise” on our Condensed Consolidated Balance Sheets and is expected to be allowed as claims by the Bankruptcy Court. The decrease was also attributed to the discontinuation of the amortization of deferred financing and debt discounts as the unamortized balances were removed in the third quarter and recorded under “Reorganization Items” on our Condensed Consolidated Statements of Operations. Net interest expense in the third quarter of 2019 primarily represents interest on debtor in possession financing and default interest on our A&R Credit Agreement.

Warrant Fair Value Adjustment

We recognized an insignificant amount of unrealized gain in May 2019 related to the warrant expiration. We recognized unrealized gains of $11 million and $67 million for the third quarter and the nine months ended September 30, 2018, respectively, related to the fair value adjustment to our warrant liability. The change in fair value of the warrant in the third quarter and the nine months ended September 30, 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in Weatherford’s stock price.

Currency Devaluation Charges

We did not recognize currency devaluation charges in the third quarter and the nine months ended September 30, 2019, compared to $8 million and $45 million in the third quarter and the nine months ended September 30, 2018, respectively, which were primarily related to the devaluation of the Angolan kwanza. The devaluation of the Angolan kwanza was due to a change in Angolan central bank policy in January 2018. For additional information see “Cash Requirements” of the “Liquidity and Capital Resources” section in “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Income Taxes

We have determined that because small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for determining the quarterly provision for income taxes. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the third quarter and the first nine months of 2019, we had a tax expense of $31 million and $76 million, respectively, on a loss before income taxes of $784 million and $1.5 billion, respectively, compared to the third quarter and the first nine months of 2018 tax expense of $22 million and $80 million, respectively on a loss before income taxes of $172 million and $615 million, respectively. The sum of goodwill impairment, prepetition charges (prior to Petition Date), reorganization items (after Petition Date), asset write-downs and other, transformation, facility restructuring and severance charges, and the net gain on sale of businesses resulted in no significant tax benefit for the third quarter of 2019 and no significant tax benefit in the first nine months of 2019, respectively. The tax expense for the third quarter and the first nine months of 2019 and 2018 also includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

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

Transformation, Facility Restructuring and Severance Charges

Due to the highly competitive nature of our business and the continuing losses we incurred over the last few years, we continue to reduce our overall cost structure and workforce to better align our business with current activity levels. The ongoing transformation plan, which began in 2018 and is expected to extend significantly beyond the originally planned year-end 2019 target (the “Transformation Plan”), includes a workforce reduction, organization restructure, facility consolidations and other cost reduction measures and efficiency initiatives across all of our geographic regions.

In connection with the Transformation Plan, we recognized restructuring and transformation charges of $53 million and $93 million in the third quarter and first nine months of 2019, respectively, which include severance charges of $7 million and $10 million, respectively, other restructuring charges of $40 million and $69 million, respectively, and restructuring related asset charges of $6 million and $14 million, respectively. Other restructuring charges in both periods included contract termination costs, relocation and other associated costs. Please see “Note 9 – Transformation, Facility Restructuring and Severance Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

At September 30, 2019, we had cash and cash equivalents of $676 million and restricted cash of $374 million compared to cash and cash equivalents of $602 million December 31, 2018. The following table summarizes cash flows provided by (used in) each type of activity for the first nine months of 2019 and 2018:

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Net Cash Used in Operating Activities	$(679)	$(347)
Net Cash Provided by (Used in) Investing Activities	210	(41)
Net Cash Provided by Financing Activities	917	223

Operating Activities

Our cash used in operating activities was $679 million during the first nine months of 2019 compared to cash used of $347 million during the first nine months of 2018. Cash used in operating activities in 2019 and 2018 were driven by working capital needs, payments for debt interest, retention and performance bonus, severance and other restructuring and transformation costs. In 2019, primarily in the second and third quarters, cash used in operating activities included payments for reorganization items and prepetition charges primarily for professional and other fees related to the Cases.

Investing Activities

Our cash provided by investing activities was $210 million during the first nine months of 2019 compared to cash used of $41 million during the first nine months of 2018.

During the first nine months of 2019, the primary uses of cash in investing activities were (i) capital expenditures of $177 million for property, plant and equipment and the acquisition of assets held for sale and (ii) cash paid of $12 million to acquire intellectual property and other intangibles. During the first nine months of 2019, the primary sources of cash were (i) proceeds from the sale of business of $319 million primarily from completed dispositions of our rigs business, laboratory services and surface data logging businesses and (ii) proceeds of $80 million from the disposition of other assets.

During the first nine months of 2018, the primary uses of cash in investing activities were (i) capital expenditures of $141 million for property, plant and equipment and the acquisition of assets held for sale and (ii) cash paid of $11 million to acquire intellectual property and other intangibles. During the first nine months of 2018, the primary sources of cash primarily included cash proceeds of $70 million from asset dispositions and cash proceeds of $37 million from the sale of our continuous sucker rod service business in Canada and an equity investment.

The amount we spend for capital expenditures varies each year and is based on the types of contracts into which we enter, our asset availability and our expectations with respect to activity levels.

Financing Activities

Our cash provided by financing activities was $917 million during the first nine months of 2019 compared to cash provided of $223 million during the first nine months of 2018.

On July 3, 2019, the Debtors borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds of the borrowings under the DIP Credit Agreement were used to repay certain prepetition indebtedness, cash collateralized certain obligations with respect to letters of credit and similar instruments and finance the working capital needs and general corporate purposes of the Debtors and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement. In addition, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 11 – Short-term Borrowings and Other Debt Obligations” for additional details.

In the first nine months of 2019, we had net short-term repayments of $25 million primarily from our the borrowings and repayments of our Revolving Credit Agreements, including the repayment of our 364-Day Credit Agreement, and long-term debt repayments of $317 million on our Term Loan Agreement and financed leases.

In February 2018, we issued $600 million in aggregate principal amount of our 9.875% senior notes due 2025 for net proceeds of $586 million. We used part of the proceeds from our debt offering to repay in full our 6.00% senior notes due March 2018 and to fund a concurrent tender offer to purchase all of our 9.625% senior notes due 2019.

Net long- and short-term debt repayments, including the tender offer and net payments under the prior Revolving Credit Agreement in the first nine months of 2018 totaled $335 million. We settled the tender offer for $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative loss of $34 million on these transactions in “Bond Tender and Call Premium” on the accompanying Condensed Consolidated Statements of Operations. The debt repayments and bond tender premium payments were partially offset by net borrowings primarily under our revolving credit facilities of $170 million.

Other financing activities in the first nine months of 2019 and 2018 primarily included payments of noncontrolling interest dividends.

Sources of Liquidity

Our sources of available liquidity have included DIP Credit Agreement borrowings, cash and cash equivalent balances, accounts receivable factoring and cash from dispositions. As discussed in “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” and earlier in “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we believed we would not have sufficient liquidity to satisfy our debt service obligations and meet other financial obligations as they came due and as a result, the Debtors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. We expect the DIP Credit Agreement should provide sufficient liquidity for the Company during the pendency of the Cases. Upon emergence, we expect the exit financing to include the backstopped Rights Offering Notes of $1.6 billion and a combination of an asset based loan revolving credit facility, a letters of credit facility and/or a term loan to provide the necessary liquidity to repay the outstanding DIP Credit Agreement and A&R Credit Agreement and to provide the necessary liquidity to conduct ongoing operations, including the credit lines for letters of credits and working capital needs.

The energy industry faces growing negative sentiment in the market on the ability to access appropriate amounts of capital and under suitable terms. While we have confidence in the level of support from our lenders, this negative sentiment in the energy industry has not only impacted our customers in North America, it is also affecting the availability and the pricing for most credit lines extended to participants in this industry.

Cash Requirements

We anticipate our cash requirements will continue to include payments for capital expenditures, repayment of financed leases, interest payments primarily from our DIP Credit Agreement and A&R Credit Agreement (interest payments on our unsecured senior notes are stayed during the pendency of the Cases), payments for short-term working capital needs and transformation costs, including severance and professional consulting payments. Our cash requirements also include employee retention programs and awards under our employee incentive programs and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, availability under our DIP Credit Agreement (during the pendency of the Cases), accounts receivable factoring and proceeds from disposals of businesses or capital assets that no longer fit our long-term strategy. While we expect these sources of liquidity to be sufficient, there is uncertainty as discussed above and we cannot provide assurance that cash flows and other internal and external sources of liquidity will at all times be sufficient to satisfy our cash requirements.

Capital expenditures for 2019 are projected to be approximately $250 million due to anticipated activity in the oil and gas business. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and actual industry activity levels in 2019. Expenditures are expected to be used primarily to support the ongoing activities of our core business. If we are unable to generate positive cash flows or access other sources of liquidity described in the previous section, we may need to reduce or eliminate our anticipated capital expenditures in 2019.

Cash, cash equivalents and restricted cash of $1.05 billion at September 30, 2019, are held by subsidiaries outside of Ireland. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax. As of September 30, 2019, we had cash and cash equivalents of $12 million denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. dollar conversions.

DIP Credit Agreement, Revolving Credit Agreements and Term Loan Agreement

The DIP Credit Agreement is comprised of the DIP Term Loan and the DIP Revolving Credit Facility. On July 3, 2019, the Debtors borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds of the borrowings under the DIP Credit Agreement were used to repay certain prepetition indebtedness, cash collateralized certain obligations with respect to letters of credit and similar instruments and financed the working capital needs and general corporate purposes of the Debtors and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement, leaving only the A&R Credit Agreement with total borrowings of $305 million outstanding at September 30, 2019 to be repaid in full upon emergence from Bankruptcy on the Plan effective date under the terms of the RSA. In addition, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding interest rates and terms of the DIP Credit Agreement.

The Term Loan Agreement required a quarterly payment of $12.5 million plus interest that became due on June 30, 2019. On July 1, 2019, the Debtors and the Term Loan Lenders entered into a Term Loan Forbearance Agreement where the lenders agreed to forbear from exercising their rights and remedies available to them, including the right to accelerate any indebtedness, for a specified period of time. As mentioned above, on July 3, 2019, the Company repaid in full its outstanding indebtedness under the Term Loan.

The filing of the Cases on July 1, 2019, constituted an event of default that accelerated the Company’s obligations under our credit agreements previously mentioned in “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern”, however forbearance agreements were obtained for each agreement and efforts to enforce payments under these credit agreements were automatically stayed as a result of the Cases. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding how the Plan and Transaction will impact the A&R Credit Agreement.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. See “Note 4 – Accounts Receivable Factoring” to our Condensed Consolidated Financial Statements for details on our factoring arrangements.

Ratings Services’ Credit Ratings

As of September 30, 2019, Weatherford was no longer rated by Moody’s Investors Service as they withdrew our credit ratings following the filing of the Plan in Bankruptcy Court. S&P Global Ratings continues to rate our senior unsecured notes a D, with a negative outlook, and our issuer credit rating is also a D.

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

Letters of Credit and Performance and Bid Bonds

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At September 30, 2019, we have $275 million of letters of credit under various uncommitted facilities to include those cash collateralized with borrowings from the DIP Credit Agreement and $104 million of letters of credit under the A&R Credit Agreement. At September 30, 2019, we have $371 million related to letters of credit included as “Restricted Cash” in the accompanying Condensed Consolidated Balance Sheets.

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

Business Combinations and Goodwill

Goodwill represents the excess of consideration paid over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Goodwill is allocated to Weatherford’s reporting units when initially acquired. Reporting units are operating segments or one level below the operating segment level. For the third quarter ended September 30, 2019, we determined that goodwill for our Latin America, Russia/China, and Asia reporting units were impaired and as a result we incurred a goodwill impairment charge of $399 million. For the nine months ended September 30, 2019, we determined that the remaining goodwill for all our reporting units in the Western Hemisphere and Eastern Hemisphere were impaired and as a result we incurred a goodwill impairment charge of $730 million. Our cumulative impairment loss for goodwill was $3.4 billion at September 30, 2019. The impairment reflects the overall decline in the fair value of the reporting unit. The carrying amounts of goodwill by reporting unit as of September 30, 2019 were written down to zero.

The impairment indicators during the nine months ended September 30, 2019 were a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and forecasted growth in all our reporting units. Our lower than expected and forecasted financial results were due to the continued weakness within the energy market and consequently our inability to meet the original timeline of our Transformation Plan savings, (as defined in “Note 9 – Transformation, Facility Restructuring and Severance Charges”). These circumstances prompted us to evaluate whether circumstances had changed that would more likely than not reduce the fair value of one or more of our reporting units below their carrying amount as of September 30, 2019.

When conducting this evaluation, we considered macroeconomic and industry conditions, including the outlook for exploration and production spending by our customers and overall financial performance of each of our reporting units. We also considered whether there were any changes in our long-term forecasts, which are impacted by assumptions about the future commodity pricing and supply and demand for our goods and services.

For the quantitative assessment, the fair values of our Latin America, Russia/China, and Asia reporting units were determined using a combination of the income approach and the market approach. The income approach estimates fair value by discounting the reporting unit’s estimated future cash flows. The income approach requires us to make certain estimates and judgments. To arrive at our future cash flows, we use estimates of economic and market information, including growth rates in revenues and costs, working capital and capital expenditure requirements, and operating margins and tax rates. Several of the assumptions used in our discounted cash flow analysis are based upon a financial forecast. This process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. Assumptions are also made for periods beyond the financial forecast period. The discount rate used in the income approach is determined using a weighted average cost of capital and reflects the risks and uncertainties in the cash flow estimates. The weighted average cost of capital includes a cost of debt and equity. The cost of equity is estimated using the capital asset pricing model, which includes inputs for a long-term risk-free rate, equity risk premium, country risk premium, and an asset beta appropriate for the assets in the reporting unit. The discount rate for the Latin America, Russia/China, and Asia reporting units ranged from 13.25% – 15.00% as of our September 30, 2019 impairment test. The market approach estimates fair value as a multiple of the reporting unit’s actual and forecasted earnings based on market multiples of comparable publicly traded companies over a three-year period. The market multiples for the Latin America, Russia/China, and Asia reporting units ranged from 2x – 4x as of our September 30, 2019 impairment test.

We engaged an independent valuation specialist for the assumptions used in our quantitative impairment test to assist us in our valuations under both methods. The final estimates of the Latin America, Russia/China, and Asia reporting units’ fair values were determined by using an appropriate weighting of the values from each method, where the income method was weighted more heavily than the market method as we believe that the income method and assumptions therein are more reflective of a market participant’s view of fair value given current market conditions.

Refer also to “Note 8 – Goodwill” to our Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (as amended, the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.

We have appropriately implemented Financial Accounting Standards Board Accounting Standard Codification Topic No. 852 – Reorganizations (“ASC 852”), during the quarter and have prepared the interim Condensed Consolidated Financial Statements and disclosures in accordance with ASC 852.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 14 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. As of September 30, 2019, there have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report in Form 10-Q for the fiscal quarter ended June 30, 2019.

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

Exhibit Number	Description	Original Filed Exhibit	File Number
2.1	Second Amended Joint Prepackaged Plan of Reorganization of Weatherford International plc and its Affiliate Debtors, dated September 9, 2019	Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 10, 2019	File No. 1-36504
3.1	Memorandum and Articles of Association of Weatherford International public limited company	Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 2, 2014	File No. 1-36504
10.1
First Amendment to the Restructuring Support Agreement, dated as of July 1, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and certain noteholders party thereto
		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 2, 2019	File No. 1-36504
10.2
Second Amendment to Restructuring Support Agreement, dated as of August 23, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the Consenting Creditors

		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2019	File No. 1-36504
10.3	Third Amendment to the Restructuring Support Agreement by and among Weatherford International plc, its Affiliate Debtors and the noteholders party thereto, dated as of September 9, 2019	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 10, 2019	File No. 1-36504
10.4	Backstop Commitment Agreement, dated as of July 1, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the commitment parties thereto	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2019	File No. 1-36504
10.5	First Amendment to Backstop Commitment Agreement by and among Weatherford International plc, its Affiliate Debtors and the Commitment Parties, dated as of July 1, 2019	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 10, 2019	File No. 1-36504
10.6
Credit Agreement Forbearance Agreement, dated as of July 1, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the lenders under the Credit Agreement party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 2, 2019	File No. 1-36504
10.7
Term Loan Forbearance Agreement, dated as of July 1, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the lenders under the Term Loan party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 2, 2019	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
10.8
364-Day Forbearance Agreement, dated as of July 1, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC, the other Obligors party thereto, the lenders under the 364-Day Credit Agreement and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on July 2, 2019	File No. 1-36504
10.9
Swap Agreement Forbearance Agreement, dated as of July 1, 2019, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the lenders under the swap agreements (incorporated by reference as Exhibit 10.6 of the Company’s Form 8-K filed July 2, 2019, File No. 1-36504).
		Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on July 2, 2019	File No. 1-36504
10.10
Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated July 3, 2019, by and among Weatherford International plc, Weatherford International, Ltd., Weatherford International, LLC and the Lenders thereto and Citibank, N.A. as administrative agent, collateral agent and issuing bank
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2019	File No. 1-36504
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	October 30, 2019	By:	/s/ Christoph Bausch
Christoph Bausch
Executive Vice President and
Chief Financial Officer

Date:	October 30, 2019	By:	/s/ Stuart Fraser
Stuart Fraser
Vice President and
Chief Accounting Officer