Form 10-K
period 2019-12-31
Weatherford International plc
filed 2020-03-16
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	Form	10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact name of registrant as specified in its charter)

Ireland			98-0606750
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2000 St. James Place,	Houston,	Texas	77056
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 713.836.4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) (1)	Name of each exchange on which registered
Ordinary Shares, par value $0.001 per share	WFTLF	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☑	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $50.2 million based upon the closing price on the New York Stock Exchange as of such date.
The registrant had 69,999,966 ordinary shares outstanding as of March 12, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and will be incorporated by reference from, Weatherford’s definitive proxy statement for the 2020 Annual General Meeting of Shareholders to be held on June 12, 2020 to be filed by Weatherford with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2019.
______________

1 Since our emergence from bankruptcy, our ordinary shares have been quoted on the OTC Pink Marketplace. While our ordinary shares remain registered on the NYSE, the NYSE suspended trading in our ordinary shares in May 2019 and our appeal of that suspension is pending.

Weatherford International plc
Form 10-K for the Year Ended December 31, 2019

Table of ContentsItem 1 | Business

PART I

Item 1. Business

Weatherford International plc, an Irish public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a multinational oilfield service company. Weatherford is the leading wellbore and production solution company providing equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

We conduct operations in over 80 countries and have service and sales locations in virtually all of the major oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis and we report our Western Hemisphere and Eastern Hemisphere as separate and distinct reporting segments.

 Our principal executive offices are located at 2000 St. James Place, Houston, Texas 77056 and our telephone number at that location is +1.713.836.4000. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our Board of Directors, can be found on our website under the “Investor Relations” section. On our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC. The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov. While our ordinary shares remain registered on the New York Stock Exchange (the “NYSE”), the NYSE suspended trading in our ordinary shares in May 2019 and our appeal of that suspension is pending. Since our emergence from bankruptcy, our ordinary shares have been quoted on the OTC Pink Marketplace under the symbol “WFTLF”.

Recent Developments – Reorganization and Emergence from Bankruptcy Proceedings

On July 1, 2019 (the “Petition Date”), Weatherford International plc, Weatherford International Ltd., and Weatherford International, LLC (collectively, the “Weatherford Parties” or the “Company”) commenced voluntary cases (the “Cases”), seeking relief under Chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On September 9, 2019, the Company filed with the Bankruptcy Court the proposed Second Amended Joint Prepackaged Plan of Reorganization of Weatherford International plc and its Affiliate Weatherford Parties (as amended, the “Plan”).

On September 11, 2019, the Bankruptcy Court entered an order, Docket No. 343 (the “Confirmation Order”), confirming and approving the Plan. On December 13, 2019 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied and the Weatherford Parties emerged from Chapter 11, including, but not limited to, the effectiveness of the schemes of arrangement in Ireland and Bermuda.

Upon emergence from bankruptcy on December 13, 2019, the Company’s then-existing unsecured senior and exchangeable senior notes (including unpaid interest) totaling $7.6 billion were cancelled pursuant to the terms of the Plan, resulting in a gain on settlement of liabilities subject to compromise included in “Reorganization Items” on the Consolidated Statements of Operations. See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and “Note 3 – Fresh Start Accounting” for additional details on bankruptcy emergence.

On the Effective Date, we adopted and applied the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or “Fresh Start Accounting.”  Under Fresh Start Accounting, our balance sheet on the Effective Date reflects all our assets and liabilities at fair value. Our emergence from bankruptcy and the adoption of Fresh Start Accounting resulted in a new reporting entity, referred to herein as the “Successor,” for financial reporting purposes.  To facilitate discussion and analysis of our financial condition and results of operations herein, we refer to the reorganized Weatherford Parties as the Successor for periods subsequent to December 13, 2019 and as the “Predecessor” for periods on or prior to December 13, 2019.  As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, our consolidated financial statements subsequent to December 13, 2019 may not be comparable to our consolidated financial statements on or prior to December 13, 2019, and as such, “black-line” financial statements are presented to distinguish between the Predecessor and Successor companies.

Weatherford International plc – 2019 Form 10-K | 3

References to the year ended December 31, 2019 relate to the combined Successor and Predecessor Periods for the year ended December 31, 2019 as the 18 days of the Successor Period is not a significant period of time impacting the combined results.

Strategy

Our primary objective is to build stakeholder value through profitable growth in our core product lines with disciplined use of capital and a strong customer focus.

Our customers’ objectives are continually evolving and are currently focused on lowering capital and operational expenditures, generating positive cash flow, reducing emissions, and enhancing safety. Weatherford is aligning its technology development and operations around these trends and expanding its role as a leading “Tier 1 solutions provider” that assists our customers in addressing their key operational challenges related to four domains:

•
Mature Fields: rejuvenating aging assets from the reservoir to the point of sale through optimizing lift efficiency, restoring wellbore efficiency and integrity, accelerating reservoir recovery, and permanently abandoning wells when they are no longer economic to produce;

•
Unconventionals: enabling customers to monetize wells by drilling faster, deeper, and cheaper and combating production declines through accurate reservoir evaluation, efficient well construction, effective stimulation, and optimizing production;

•
Offshore: supporting customers sustain high-margin, long-term production with a focus on reducing rig time, enhancing safety and reliability, and increasing well integrity through the optimization of well placement and construction;

•	Digitalization and Automation: leveraging our core competencies and applying Industry 4.0, including internet of things (IoT), data analytics, and cloud computing across our many solutions.

We are enabling this solution-based focus across our organization through a commitment to improving safety and service quality, embedding a returns-focused mindset in our organization, and developing and commercializing new technologies.

Markets

We are the leading wellbore and production solutions company providing equipment and services to the oil and natural gas exploration and production industry. Demand for our industry’s services and products depends upon commodity prices for oil and gas, the number of oil and natural gas wells drilled, the depth and drilling conditions of wells, the number of well completions, the depletion and age of existing wells and the level of workover activity worldwide.

Technology is critical to the oil and natural gas marketplace as a result of the maturity of the world’s oil and natural gas reservoirs, the acceleration of production decline rates and the focus on complex well designs, including deepwater prospects. Customers continue to seek, test and use production-enabling technologies at an increasing rate. We have invested substantial resources into building our technology offerings, which helps us to provide our customers with more efficient tools to find and produce oil and natural gas. Our products and services enable our customers to reduce their costs of drilling and production, increase production rates, or both. Furthermore, these offerings afford us additional opportunities to sell our core products and services to our clients.

Divestitures

On April 30, 2019, we completed the sale of our Reservoir Solutions business, also known as our laboratory services business, to Oil & Gas Labs, LLC, an affiliate of CSL Capital Management, L.P., for an aggregate purchase price of $206 million in cash, subject to escrow release and customary post-closing working capital adjustments. The business disposition included our laboratory and geological analysis business, including the transfer of substantially all personnel and associated contracts related to the business.

Also on April 30, 2019, we completed the sale of our surface data logging business to Excellence Logging for $50 million in total consideration, subject to customary post-closing working capital adjustments. The business disposition included our surface data logging equipment, technology and associated contracts related to the business.

Weatherford International plc – 2019 Form 10-K | 4

We divested a majority of our land drilling rig operations during the year ended 2019 as well as in the fourth quarter of 2018. In the fourth quarter of 2018, we completed the sale of a portion of the land drilling rigs operations we previously committed to divesting in the fourth quarter of 2017 and received gross cash proceeds of $216 million. The sale represented two of a series of four closings pursuant to the purchase and sale agreements entered into with ADES International Holding Ltd. (“ADES”) in July of 2018, to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia, as well as, two idle land rigs in Iraq. In the first quarter of 2019, we completed the final closings in the series of closings pursuant to the purchase and sale agreements entered into with ADES and received gross proceeds of $72 million. The transactions with ADES included our land rigs and related drilling contracts, as well as the transfer of employees and contract personnel, for aggregate proceeds of $288 million, subject to customary post-closing adjustments based on working capital and net cash.

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

Our divestitures were subject to deferred closings, escrow releases and customary post-closing working capital adjustments and may result in subsequent adjustments that are recorded through the Consolidated Statements of Operations.

Reporting Segments

The Company's chief operating decision maker (the Chief Executive Officer) regularly reviews the information of our two reportable segments which are our Western Hemisphere and Eastern Hemisphere. These reportable segments are based on management’s organization and view of Weatherford’s business when making operating decisions, allocating resources and assessing performance. Research and development expenses are included in the results of both our Western and Eastern Hemisphere segments. Our corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately under the caption Corporate General and Administrative.

Products and Services

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both onshore and offshore. Product and services include: (1) Production, (2) Completions, (3) Drilling and Evaluation and (4) Well Construction.

Production offers production optimization services and a complete production ecosystem, featuring our artificial-lift portfolio, testing and flow-measurement solutions and optimization software, to boost productivity and profitability.

Artificial Lift Systems provides a mechanical method to produce oil or gas from a well lacking sufficient reservoir pressure for natural flow. We provide most forms of lift, including reciprocating rod lift systems, progressing cavity pumping, gas-lift systems, hydraulic-lift systems, plunger-lift systems and hybrid lift systems for special applications. We also offer related automation and control systems.

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

Completion Systems offers customers a comprehensive line of completion tools-such as safety systems, production packers, downhole reservoir monitoring, flow control, isolation packers, multistage fracturing systems and sand-control technologies that set the stage for maximum production with minimal cost per barrel.

Weatherford International plc – 2019 Form 10-K | 5

Liner Systems includes liner hangers to suspend a casing string within a previous casing string rather than from the top of the wellbore. The service line offers a comprehensive liner-hanger portfolio, along with engineering and executional experience, for a wide range of applications that include high-temperature and high-pressure wells.

Cementing Products enables operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids for proper zonal isolation. Specialized equipment includes plugs, float and stage equipment and torque-and-drag reduction technology. Our cementing engineers analyze complex wells and provide all job requirements from pre-job planning to installation.

Drilling and Evaluation comprises a suite of services ranging from early well planning to reservoir management. The drilling services offer innovative tools and expert engineering to increase efficiency and maximize reservoir exposure. The evaluation services merge wellsite capabilities including wireline, logging while drilling and surface logging with laboratory-fluid and core analyses to reduce reservoir uncertainty.

Drilling Services includes directional drilling, logging while drilling, measurement while drilling and rotary-steerable systems. This service line also includes our full range of downhole equipment, including high-temperature and high-pressure sensors, drilling reamers and circulation subs.

Managed Pressure Drilling helps to manage wellbore pressures to optimize drilling performance. The services incorporate various technologies, including rotating control devices and advanced automated control systems, as well as, several drilling techniques, such as closed-loop drilling, air drilling, managed-pressure drilling and underbalanced drilling.

Wireline Services includes open-hole and cased-hole logging services that measure the physical properties of underground formations to determine production potential, locate resources and detect cement and casing integrity issues. The service line also executes well intervention and remediation operations by conveying equipment via cable into oil and natural gas wells.

Surface Data Logging Systems provides real-time formation evaluation data by analyzing cuttings, gases and fluids while drilling. Our offerings include conventional mud-logging services, drilling instrumentation, advanced gas analysis and wellsite consultants. On April 30, 2019, we completed the sale of our surface data logging business to Excellence Logging for $50 million in total consideration, subject to customary post-closing working capital adjustments. The business disposition included our surface data logging equipment, technology and associated contracts related to the business.

Reservoir Solutions provides rock and fluid analysis to evaluate hydrocarbon resources, advisory solutions with engineering strategy and technologies to support assets at various development stages, and software products to optimize production and automate drilling. On April 30, 2019, we completed the sale of our laboratory services for an aggregate consideration of $206 million.

Well Construction builds or rebuilds well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment and our drilling tools provide reliable pressure control even in extreme wellbores. We also include our land drilling rig business as part of Well Construction.

Tubular Running Services provides equipment, tubular handling, tubular management and tubular connection services for the drilling, completions and workover of oil or natural gas wells. The services include conventional rig services, automated rig systems, real-time torque-monitoring and remote viewing of the makeup and breakout verification process. In addition, they include drilling-with-casing services.

Intervention Services provides re-entry, fishing, wellbore cleaning and well abandonment services, as well as, advanced multilateral well systems.

Drilling Tools and Rental Equipment delivers our patented tools and equipment, including drillpipe and collars, bottom hole assembly tools, tubular-handling equipment, pressure-control equipment, and machine-shop services, for drilling oil and natural gas wells.

Land Drilling Rigs provides onshore contract drilling services and related operations on a fleet of land drilling and workover rigs primarily operated in the Eastern Hemisphere. With our technologically diverse fleet, we have the ability to perform a

Weatherford International plc – 2019 Form 10-K | 6

broad range of advanced drilling projects that include multi-well pad drilling, high-pressure high-temperature drilling, deep gas drilling, special well design and other unconventional drilling methods in various climates. We divested substantially all of our land drilling rig operations during the year ended 2019, as well as, in the fourth quarter of 2018.

Other Business Data

Competition

We provide our products and services worldwide and compete in a variety of distinct segments with a number of competitors. Our principal competitors include Schlumberger, Halliburton, Baker Hughes, National Oilwell Varco, Nabors Industries, Apergy Corp. and Frank’s International. We also compete with various other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, depth and breadth of products. The oilfield services business is highly competitive, which may adversely affect our ability to succeed. Additionally, the impact of consolidation and acquisitions of our competitors is difficult to predict and may harm our business as a result.

Raw Materials

We purchase a wide variety of raw materials, as well as, parts and components made by other manufacturers and suppliers for use in our manufacturing facilities. Many of the products or components of products sold by us are manufactured by other parties. We are not dependent in any material respect on any single supplier for our raw materials or purchased components.

Customers

Substantially all of our customers are engaged in the energy industry. Most of our international sales are to large international or national oil companies. As of December 31, 2019, the Eastern Hemisphere and Western Hemisphere accounted for 53% and 47% of our net outstanding accounts receivables. As of December 31, 2019, our net outstanding accounts receivable in the U.S. accounted for 14% of our balance and Mexico accounted for approximately 17% of our net balance. No other country accounted for more than 10% of our net outstanding accounts receivables balance. During the years ended December 31, 2019, 2018 and 2017 no individual customer accounted for more than 10% of our consolidated revenues.

Backlog

Our services are usually short-term, day-rate based and cancellable should our customers wish to alter the scope of work. Consequently, our backlog of firm orders is not material to our business.

Research, Development and Patents

We maintain world-class technology and training centers throughout the world. Additionally, we have research, development and engineering facilities that are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Weatherford has also developed significant expertise, trade secrets, and know-how with respect to manufacturing equipment and providing services. As many areas of our business rely on patents and proprietary technology, we seek and ensure patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance.

With respect to the Successor, we amortize developed technology over 5 years.

With respect to the Predecessor, we amortized patents over the years that we expect to benefit from their existence, which typically extends from the grant of the patent through and until 20 years after the filing date of the patent application.

Although in the aggregate our patents are important to the manufacturing and marketing of many of our products and services, we do not believe that the expiration of any one of our patents would have a materially adverse effect on our business.

Weatherford International plc – 2019 Form 10-K | 7

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

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Our 2019 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2020 to be material.

Employees

As of December 31, 2019, we employed approximately 24,000 employees, which is 9% and 18% lower than our workforce as of December 31, 2018 and 2017, respectively. In response to the price of crude oil and a lower level of exploration and production spending and have reduced our overall costs and workforce to better align with activity levels. See “Item 8. – Financial Statements and Supplementary Data – Note 11 – Restructuring, Facility Consolidation and Severance Charges” for details on our workforce reductions. In addition, our workforce has been reduced, as a result of the dispositions of certain businesses. Certain of our operations are subject to union contracts and these contracts cover approximately 17% of our employees. We believe we have a dedicated and capable workforce despite the significant headcount reductions over the past three years which were necessary to adapt our Company to the market conditions.

Weatherford International plc – 2019 Form 10-K | 8

Information about our Executive Officers

The following table sets forth, as of March 16, 2020, the names and ages of the executive officers of Weatherford, including all offices and positions held by each for at least the past five years.

Name	Age	Current Position and Five-Year Business Experience
Mark A. McCollum (a)	61	President, Chief Executive Officer and Director of Weatherford International plc, since April 2017
		Executive Vice President and Chief Financial Officer of Halliburton Company, July 2016 to March 2017
		Executive Vice President and Chief Integration Officer of Halliburton Company, January 2015 to June 2016
		Executive Vice President and Chief Financial Officer of Halliburton Company, January 2008 to December 2014

Karl Blanchard (a) (b)	60	Executive Vice President and Chief Operating Officer of Weatherford International plc, since August 2017
		Chief Operating Officer of Seventy Seven Energy, June 2014 to April 2017
		Vice President of Production Enhancement of Halliburton Company, 2012 to June 2014

Christian Garcia	56	Executive Vice President and Chief Financial Officer of Weatherford International plc, since January 2020
		Executive Vice President and Chief Financial Officer of Visteon Corporation, October 2016 to October 2019
		Senior Vice President, Finance and Acting Chief Financial Officer of Halliburton Company, from January 2015 to August 2016
		Chief Accounting Officer of Halliburton Company, January 2014 to December 2015

Christina M. Ibrahim (a)	52	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of Weatherford International plc, since October 2017
		Executive Vice President, General Counsel and Corporate Secretary of Weatherford International plc, May 2015 to September 2017
		Vice President, Chief Commercial Counsel and Corporate Secretary of Halliburton Company, January 2015 to April 2015
		Vice President, Corporate Secretary & Chief Commercial Counsel – Western Hemisphere of Halliburton Company, January 2014 to December 2014

(a)
On July 1, 2019, the Weatherford Parties, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Weatherford continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. On September 11, 2019 the Plan, as amended, was confirmed by the Bankruptcy Court and on December 13, 2019 we emerged from bankruptcy after successfully completing the reorganization pursuant to the Plan.

(b)
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

Weatherford International plc – 2019 Form 10-K | 9

Table of ContentsItem 1A | Risk Factors

Item 1A. Risk Factors

An investment in our securities involves various risks. You should consider carefully all the risk factors described below, the matters discussed herein under “Forward-Looking Statements” and other information included and incorporated by reference in this Form 10-K, as well as in other reports and materials that we file with the SEC. If any of the risks described below, or elsewhere in this Form 10-K, were to materialize, our business, financial condition, results of operations, cash flows and or prospects could be materially adversely affected. In such case, the trading price of our ordinary shares could decline and investors could lose part or all of their investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial condition, results of operations and cash flows.

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

Prices for oil and natural gas are highly volatile and fluctuate in response to relatively minor changes in the supply of and demand for oil and natural gas. Factors that can or could cause these price fluctuations include: excess supply of crude oil relative to demand; domestic and international drilling activity; global market uncertainty; the risk of slowing economic growth or recession in the United States, China, Europe or emerging markets in Asia and the Middle East; the ability or willingness of OPEC and other non-member nations, including Russia, to set and maintain production levels for oil; the decision of OPEC or other non-member nations to abandon production quotas and/or member-country quota compliance within OPEC agreements; oil and gas production levels by non-OPEC countries; the nature and extent of governmental regulation, including environmental regulation; technological advances affecting energy consumption; adverse weather conditions and a variety of other economic factors that are beyond our control. For example, in March 2020, members of OPEC and Russia considered extending their previously agreed oil production cuts and potentially making additional oil production cuts. However, these negotiations were unsuccessful. Saudi Arabia has announced a significant reduction in its export prices effective immediately and Russia has announced that all agreed oil production cuts between members of OPEC and Russia will expire on April 1, 2020. Following these announcements, global oil and natural gas prices declined sharply and may continue to decline. Any perceived or actual further reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity and decrease spending by our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Sustained lower oil and natural gas prices have led to a significant decrease in spending by our customers over the past several years, which have led to significantly decreased revenues. Further decreases in oil and natural gas prices could lead to further cuts in spending and potential lower revenues for the company. Several large oil and gas exploration and production companies have recently announced reductions in their previously announced planned capital expenditures during 2020 in light of declining global oil and natural gas prices. Our customers also take into account the volatility of energy prices and other risk factors when determining whether to pursue capital projects and higher perceived risks generally mandate higher required returns. Any of these factors have and could further affect the demand for oil and natural gas and has and could further have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our business is dependent on capital spending by our customers and reductions in capital spending by our customers has had, and could continue to have, an adverse effect on our business, financial condition and results of operations.

Sustained low oil and natural gas prices have led to lower spending by our customers. Most of our contracts can be cancelled by our customers at any time. Low commodity prices, the short-term tenor of most of our contracts and the potential extreme financial stress experienced by our customers (some of whom may have to seek bankruptcy protection), have combined to generate demands by many of our customers for reductions in the prices of our products and services. Further reductions in capital spending or requests for further cost reductions by our customers could, directly impact our business by reducing demand for our services and products and have a material adverse effect on our business, financial condition, results of operations and prospects. Spending by exploration and production companies can also be impacted by conditions in the capital markets, which have been volatile in recent years. Limitations on the availability of capital or higher costs of capital may cause exploration and production companies

Weatherford International plc – 2019 Form 10-K | 10

Table of ContentsItem 1A | Risk Factors

to make additional reductions to capital budgets even if oil and natural gas prices increase from current levels. Any such cuts in spending would curtail drilling programs, as well as, discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and the utilization of our assets. Moreover, reduced discovery rates of new oil and natural gas reserves or a decrease in the development rate of reserves in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could also have a material adverse impact on our business, even in a stronger oil and natural gas price environment. With respect to national oil company customers, we are also subject to risk of policy, regime, currency and budgetary changes all of which may affect their capital expenditures.

Weakened global macro-economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide macro-economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These global macro-economic conditions can suddenly arise and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the COVID-19 pandemic, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.

Public health threats could have a material adverse effect on our business and results of operations.

Public health threats, such as severe influenza, COVID-19 and other highly communicable viruses or diseases, outbreaks of which have already occurred in various parts of the world in which we operate, could adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. The quarantine of personnel or inability to access our offices or customer facilities could adversely affect our operations. Travel operational, or logistical restrictions in any part of the world in which we operate, or any reduction in the demand for our products and services caused by public health threats in the future, may materially impact our operations and have an adverse effect on our results of operations.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing beyond the ABL Credit Agreement and LC Credit Agreement. In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and will continue to incur, significant professional fees and other costs following the Cases and our emergence from bankruptcy. We cannot assure you that cash on hand, cash flow from operations and any financing we are able to obtain through the ABL Credit Agreement and LC Credit Agreement will be sufficient to continue to fund our operations and allow us to satisfy our obligations.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash flow from operations; (iii) changes in market conditions that negatively impact our revenue, and (iv) the professional fees and cost related to the Cases and our emergence from bankruptcy.

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

Weatherford International plc – 2019 Form 10-K | 11

Table of ContentsItem 1A | Risk Factors

We utilize letters of credit and performance and bid bonds to provide credit support to our customers. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called and it could have an adverse impact on our business, operations, and financial condition.

As of December 31, 2019, we had $399 million of letters of credit and performance and bid bonds outstanding, consisting of $141 million of letters of credit under the ABL Credit Agreement, $105 million of letters of credit under the LC Credit Agreement and $153 million of letters of credit under various uncommitted facilities. At December 31, 2019, we had cash collateral of $152 million supporting letters of credit under our various uncommitted facilities. The cash is included in “Restricted Cash” in the accompanying Consolidated Balance Sheets. In Latin America we utilize surety bonds as part of our customary business practice. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities or the surety bonds, our available liquidity would be reduced by the amount called and it could have an adverse impact on our business, operations and financial condition.

Severe or unseasonable weather could adversely affect our business and results of operations.

Variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions. Adverse weather conditions, such as hurricanes in the Gulf of Mexico or extreme winter conditions in Canada, Russia and the North Sea, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions or loss of productivity or result in a loss of revenue or damage to our equipment and facilities, which may or may not be insured. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Not responding timely to changes in the market and customer requirements in the highly competitive oilfield services business may adversely affect our ability to succeed. Additionally, the impact of consolidation and acquisitions of our competitors is difficult to predict.

Our business is highly competitive, particularly with respect to marketing our products and services to our customers and securing equipment and trained personnel. Currently the oilfield service industry has excess capacity relative to customer demand, and, in most cases, multiple sources of comparable oilfield services are available from a number of different competitors. This competitive environment could impact our ability to maintain market share, defend, maintain or increase pricing for our products and services and negotiate acceptable contract terms with our customers and suppliers. In order to remain competitive, we must continue to add value for our customers by providing, relative to our peers, new technologies, reliable products and services and competent personnel. The anticipated timing and cost of the development of competitive technology and new product introductions, could impact our financial results, particularly if one of our competitors were to develop competing technology that accelerates the obsolescence of any of our products or services. Additionally, we may be disadvantaged competitively and financially by a significant movement of exploration and production operations to areas of the world in which we are not currently active, particularly if one or more of our competitors is already operating in that area of the world.

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

Weatherford International plc – 2019 Form 10-K | 12

Table of ContentsItem 1A | Risk Factors

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

Our indemnification arrangements may not protect us in every case. For example, our indemnity arrangements may be held to be overly broad in some courts and/or contrary to public policy in some jurisdictions, and to that extent may be unenforceable. Additionally, some jurisdictions which permit indemnification nonetheless limit its scope by statute. We may be subject to claims brought by third parties or government agencies with respect to which we are not indemnified. Furthermore, the parties from which we seek indemnity may not be solvent, may become bankrupt, may lack resources or insurance to honor their indemnities or may not otherwise be able to satisfy their indemnity obligations to us. The lack of enforceable indemnification could expose us to significant potential losses.

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

As of December 31, 2019, we had approximately $2.2 billion of long-term debt with $2.1 billion in aggregate principal amount of our senior notes maturing on December 1, 2024. Pursuant to the terms of our senior notes, we expect to have interest payments of approximately $231 million annually until the maturity of our senior notes. We also have a senior secured asset-based revolving credit agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”), which was entered into pursuant to the Plan. As of December 31, 2019, we had no borrowings under the ABL Credit Agreement. Our level of indebtedness could have significant negative consequences for our business, financial condition and results of operations, including:

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

Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. Lower commodity prices and in turn lower demand for our products and services have negatively impacted our revenues, earnings and cash flows, and sustained low oil and natural gas prices could have an adverse effect on our liquidity position. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business and operations. If we continue to experience operating losses and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, including our potential strategic divestitures and other business operations, then our liquidity needs may exceed availability under our Exit Credit Agreements (as defined herein) and other facilities that we may enter into in the future, and we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to secure such additional funds, we may not be able to meet our future obligations as they become due.

Weatherford International plc – 2019 Form 10-K | 13

Table of ContentsItem 1A | Risk Factors

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

Our insurance may not be sufficient to cover any particular loss or our insurance may not cover all losses. For example, although we maintain product liability insurance, this type of insurance is limited in coverage and it is possible an adverse claim could arise in excess of our coverage. Additionally, insurance rates have in the past been subject to wide fluctuation and may be unavailable on terms that we or our customers believe are economically acceptable. Reductions in coverage, changes in the insurance markets and accidents affecting our industry may result in further increases in our cost and higher deductibles and retentions in future years and may also result in reduced activity levels in certain markets. As a result, we may not be able to continue to obtain insurance on commercially reasonable terms. Any of these events would have an adverse impact on our financial performance.

Our operations are subject to numerous laws and regulations, including environmental laws and regulations, treaties and international agreements related to greenhouse gases, climate change and alternate energy sources that may expose us to significant liabilities, result in additional compliance costs and could reduce our business opportunities and revenues.

We are subject to various laws and regulations relating to the energy industry in general and the environment in particular. These laws are often complex and may not always be applied consistently in emerging markets. These laws and regulations often change and can cover broad subject matters, including tax, trade, customs (import/export), the environment, greenhouse gases, climate change and alternate energy sources. In the case of environmental regulations, an environmental claim could arise with respect to one or more of our current businesses, products or services, or a business or property that one of our predecessors owned or used, and such claims could involve material expenditures. Generally, environmental laws have in recent years become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties and have increased the costs associated with complying with the more stringent laws and regulations. The scope of regulation of our industry and our products and services may increase further, including possible increases in liabilities or funding requirements imposed by governmental agencies. For example, state, national and international governments and agencies in areas in which we conduct business continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. We also cannot ensure that our future business in the deepwater Gulf of Mexico, if any, will be profitable in light of regulations that have been, and may continue to be, promulgated and in light of the current risk environment and insurance markets. Additional regulations on deepwater drilling elsewhere in the world could be imposed, and those regulations could limit our business where they are imposed.

In addition, members of the U.S. Congress, the U.S. Environmental Protection Agency and various agencies of several states within the U.S. frequently review, consider and propose more stringent regulation of hydraulic fracturing, a stimulation treatment routinely performed on oil and gas wells in low-permeability reservoirs. We previously provided (and may, in the future, resume providing) fracturing services to customers and regulators are investigating whether any chemicals used in the fracturing process might adversely affect groundwater or whether the fracturing processes could lead to other unintended effects or damages. For example, in December 2016, the EPA released its final report regarding the potential impacts of hydraulic fracturing on drinking water resources, concluding that water cycle activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. In recent years, several cities and states within the U.S. passed new laws and regulations concerning or banning hydraulic fracturing. A significant portion of North American service activity today is directed at prospects that require hydraulic fracturing in order to produce hydrocarbons. Therefore, additional regulation could increase the costs of conducting our business by subjecting fracturing to more stringent regulation. Such regulation, among other things, may change construction standards for wells intended for hydraulic fracturing, require additional certifications concerning the conduct of hydraulic fracturing operations, change requirements pertaining to the management of water used in hydraulic fracturing operations, require other measures intended to prevent operational hazards or ban hydraulic fracturing completely. Any such federal, state, local or foreign legislation could increase our costs of providing services or could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation or if we are not able to pass along any cost increases to our customers. We are unable to predict whether changes in laws or regulations or any other governmental proposals or responses

Weatherford International plc – 2019 Form 10-K | 14

Table of ContentsItem 1A | Risk Factors

will ultimately occur, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.

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

If our long-lived assets, goodwill, intangible assets and other assets are impaired, we may be required to record significant non-cash charges to our earnings.

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
Our non-United States operations accounted for $3.9 billion of our combined consolidated revenue in 2019, $4.1 billion in 2018 and $4.1 billion in 2017. Operations in countries other than the United States are subject to various risks, including:

•	volatility in political, social and economic conditions;

•	exposure to expropriation of our assets or other governmental actions;

•	social unrest, acts of terrorism, war or other armed conflict;

•	confiscatory taxation or other adverse tax policies;

•	deprivation of contract rights;

•	trade and economic sanctions or other restrictions imposed by the European Union, the United States or other countries;

•	exposure under the United States Foreign Corrupt Practices Act (“FCPA”) or similar legislation;

•	restrictions on the repatriation of income or capital;

•	currency exchange controls;

•	inflation; and

•	currency exchange rate fluctuations and devaluations.

Our ability to retain or attract skilled employees, including executive officers and other key personnel, could have a material adverse effect on our business.

Our business is dependent on our ability to attract, develop, and retain qualified employees, including executive officers and other key personnel. Our operations require highly skilled personnel to operate and provide technical support and services. Our ability to meet such employment needs is subject to external and internal factors such as the current and future prices of oil and natural gas, the demand for employees by companies in our industry, our reputation within the labor market (particularly in our highly competitive industry), as well as our employees’ perception of opportunities with us as compared to our peers (including as to our financial performance and incentives related thereto). Furthermore, these internal and external factors may also be impacted by our recent emergence from bankruptcy, the uncertainties currently facing us and the business environment and changes we may make to the organizational structure to adjust to changing circumstances.

If we are unable to attract and retain adequate numbers and an appropriate mix of qualified employees, the quality of products and services we provide to our customers may decrease and our financial performance may be adversely affected. Further, we depend on the contributions of key personnel for our future success. Departures of key employees can cause disruptions to, and

Weatherford International plc – 2019 Form 10-K | 15

Table of ContentsItem 1A | Risk Factors

uncertainty in, our business and operations. Future departures of key employees, including changes in our senior management, could disrupt our business and have a material and adverse effect on our financial condition and results of operations.

If we are unable to comply with the restrictions and covenants in the agreements governing our indebtedness, including the Exit Credit Agreements and the indenture governing our Exit Notes, there could be a default under the terms of these agreements, which could result in an acceleration of payment of funds that we have borrowed and would affect our ability to make principal and interest payments on our indebtedness.

Any default under the agreements governing our indebtedness that is not cured or waived by the required lenders or holders, and the remedies sought by the holders of any such indebtedness, could make us unable to pay principal and interest our indebtedness and, in the case of our Exit Notes, substantially decrease the market value of such indebtedness. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the agreements governing our indebtedness (including covenants in the Exit Credit Agreements and the indenture governing our Exit Notes), we could be in default under the terms of such agreements. In the event of such default:

•	the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders under such agreements could elect to terminate their commitment thereunder and cease making further loans; and;

•	we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to obtain waivers under the Exit Credit Agreements, the indenture governing our Exit Notes or agreements governing any other outstanding indebtedness. If we breach our covenants under the Exit Credit Agreements, the indenture governing our Exit Notes or the agreements governing any other outstanding indebtedness, and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders, as applicable. If this occurs, we would be in default under such agreements, the lenders, holders or trustee, as applicable, could exercise their rights or remedies, as described above, and we could be forced into bankruptcy or liquidation.

Our actual financial results after emergence from bankruptcy are not comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and the implementation of fresh start accounting.

In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. The failure of any such results, or any other developments contemplated by the Plan, to materialize, or of any such results or developments to have the anticipated effect on us and our subsidiaries or our business or operations, could materially adversely our business and prospects as a post-emergence company.

In addition, upon our emergence from bankruptcy, we adopted fresh start accounting and adjusted our assets and liabilities to fair values and our accumulated deficit was restated to zero. Fresh start accounting results in the Company becoming a new entity for financial reporting purposes on December 13, 2019, the effective date of the Plan. Accordingly, our financial condition and results of operations following our emergence from bankruptcy will not be comparable to the financial condition and results of operations reflected in our historical financial statements. Implementation of the Plan and the transactions contemplated thereby may materially change the amounts and classifications reported in our consolidated historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our ordinary shares.

Weatherford International plc – 2019 Form 10-K | 16

Table of ContentsItem 1A | Risk Factors

There may be circumstances in which the interests of our significant shareholders could be in conflict with the interests of our other shareholders.

In the aggregate, certain funds associated with our largest eight shareholders currently own in excess of 80% of our outstanding ordinary shares. Circumstances may arise in which this shareholder may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional equity or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our ordinary shares. In addition, our significant concentration of share ownership post-emergence may adversely affect the trading price of our ordinary shares because investors may perceive disadvantages in owning shares in companies with significant shareholders.

An active trading market for our ordinary shares may not develop.

During bankruptcy, our old ordinary shares were traded on the OTC Pink Marketplace. Immediately following emergence from bankruptcy, our New Ordinary Shares (as defined herein) were not initially listed on any national or regional securities exchange or quoted on any over-the-counter market. Subsequent to emergence our ordinary shares began quotation on the OTC Pink Marketplace.

However, we cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. In addition, no assurances can be given regarding when, and if, we will resume our listing on a national exchange, including whether or not we will be able to meet applicable listing standards for any such exchange. If an active trading market does not develop, holders of our shares may have difficulty selling any of our ordinary shares that may now be owned or may purchase later. In addition, until we are able resume our listing on a national exchange, the number of investors willing to hold or acquire our ordinary shares may be reduced, we may receive decreased news and analyst coverage and we may be limited in our ability issue additional securities or obtain additional financing in the future.

The price and trading volume of our ordinary shares may fluctuate significantly.

Even if an active trading market develops for our ordinary shares, the market price of our ordinary shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our ordinary shares may fluctuate and cause significant price variations to occur. Volatility in the market price of our ordinary shares may prevent one from being able to sell shares at or above the ordinary share issuance price or above the price one paid to acquire the ordinary shares. The market price for our ordinary shares could fluctuate significantly for various reasons, including:

•	our new capital structure as a result of the Plan transactions;

•	our limited trading history subsequent to our emergence from bankruptcy;

•	our limited trading volume;

•	the concentration of holdings of our ordinary shares;

•	the lack of comparable historical financial information due to our adoption of fresh start accounting;

•	actual or anticipated variations in our operating results and cash flow;

•	the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets; and

•	business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions.

If credit rating agencies lower our credit ratings in the future, capital financing may not be available to us at attractive economic rates.

On December 16, 2019, after emergence from Chapter 11, S&P Global Ratings assigned us an issuer credit rating of B-, with a negative outlook. S&P assigned a B- for our newly issued Exit Notes and a B+ for our Exit Credit Agreements. Moody’s Investors Service withdrew our credit ratings following the filing of the Plan in Bankruptcy Court in the third quarter of 2019 and resumed rating services after emergence. Upon emergence, Moody’s assigned us an issuer credit rating of B1, with a stable outlook. Moody’s assigned a B2 for our newly issued Exit Notes and a Ba2 for our Exit Credit Agreements. Our credit ratings were subject to multiple downgrades by the credit rating agencies prior to our bankruptcy and could be subject to downgrade again in the future.

Moreover, our non-investment grade status may limit our ability to refinance our existing debt, could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest rates of

Weatherford International plc – 2019 Form 10-K | 17

Table of ContentsItem 1A | Risk Factors

our borrowings. Suppliers and financial institutions may lower or eliminate the level of credit provided through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances, negatively affect our cash flow and impact our access to the inventory and services needed to operate our business.

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

The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.

The Exit Credit Agreements and indenture governing our senior notes contain, and agreements governing our future indebtedness may contain, restrictive covenants that could impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

In addition, the restrictive covenants in our Exit Credit Agreements require us to maintain specified financial ratios and/or liquidity thresholds under certain circumstances. Our ability to meet those financial ratios or maintain such liquidity thresholds can be affected by events beyond our control.

A breach of the covenants under the Exit Credit Agreements, the indenture governing our senior notes or our other indebtedness could result in an event of default thereunder. Such a default may allow the lenders, holders or the trustee, as applicable, to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default under Exit Credit Agreements would permit the lenders thereunder to terminate all commitments. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. If we do not repay our debt out of cash on hand, we could attempt to (i) restructure or refinance such debt, (ii) sell assets or (iii) repay such debt with the proceeds from an equity offering. We cannot assure you that we will be able to generate sufficient cash flows from operating activities to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt. The terms of our debt, including our bank credit facility, may also prohibit us from taking such actions. Factors that will affect our ability to raise cash through offerings of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions and our market value and operating performance at the time of such offerings, refinancing or sale of assets. We cannot assure you that any such offerings, restructuring, refinancing or sale of assets will be successfully completed.

Weatherford International plc – 2019 Form 10-K | 18

Table of ContentsItem 1A | Risk Factors

If another party claims that we have infringed its intellectual property rights, we may be subject to litigation or we may need to take remedial steps to eliminate or mitigate liability.

A third-party may claim that we sell equipment or perform services that infringes upon the third-party’s patent rights or unlawfully uses the third-party’s trade secrets. Addressing such claims of patent infringement or trade secret misappropriation could result in significant legal and other costs and may adversely impact our business. To resolve such claims, we may be required to enter into license agreements that require us to make royalty payments to continue selling equipment or providing of services. Alternatively, the development of non-infringing technologies would increase our costs. If an allegation of patent infringement or trade secret misappropriation cannot be resolved through a license agreement, we might not be able to continue selling particular equipment or providing particular services, which could adversely affect our financial condition, results of operations, and cash flow.

Our business could be negatively affected by cybersecurity incidents and other technology disruptions.

We rely heavily on information systems to conduct and protect our business. These information systems are increasingly subject to sophisticated cybersecurity incidents such as unauthorized access to data and systems, loss or destruction of data (including confidential customer, supplier and employee information), computer viruses, or other malicious code, phishing and cyber-attacks, and other similar events. These incidents arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, human error, complications encountered as existing systems are maintained, repaired, replaced, or upgraded or outbreaks of hostilities or terrorist acts.

Given the rapidly evolving nature of cyber incidents, there can be no assurance that the systems we have designed and implemented to prevent or limit the effects of cyber incidents or attacks will be sufficient in preventing all such incidents or attacks, or be able to avoid a material impact to our systems should such incidents or attacks occur. A cybersecurity incident or attack, could result in the disclosure of confidential or proprietary customer, supplier or employee information, theft or loss of intellectual property, damage to our reputation with our customers, suppliers and the market, failure to meet customer requirements or customer dissatisfaction, theft or exposure to litigation, damage to equipment (which could cause environmental or safety issues) and other financial costs and losses. Moreover, we have no control over the information technology systems of our customers, suppliers and others with which our systems may connect and communicate. As a result, the occurrence of a cyber-incident could go unnoticed for a period time. As cybersecurity incidents continue to evolve, we may also be required to devote additional resources to continue to enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities. We do not presently maintain insurance coverage to protect against cybersecurity risks. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyber-attack or other incident. Any cybersecurity incident could have a material adverse effect on our business, financial condition and results of operations.

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

Weatherford International plc – 2019 Form 10-K | 19

Table of ContentsItem 1A | Risk Factors

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

The United States could treat Weatherford International PLC (parent corporation) as a US taxpayer under IRC Section 7874.

Following the emergence from bankruptcy, Weatherford continues to operate under Weatherford International PLC (PLC), an Irish tax resident. The IRS may, however, assert that PLC should be treated as a U.S. corporation for U.S. federal income tax purposes pursuant to IRC Section 7874. For U.S. federal income tax purposes, a corporation generally is classified as either a U.S. corporation or a foreign corporation by reference to the jurisdiction of its organization or incorporation. Because PLC is an Irish incorporated entity, it would generally be classified as a foreign corporation under these rules. IRC Section 7874 provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes. Under IRC Section 7874, a corporation created or organized outside the United States (i.e., a foreign corporation) will nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes when (i) the foreign corporation directly or indirectly acquires substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring the outstanding shares of the U.S. corporation), (ii) the shareholders of the acquired U.S. corporation hold, by vote or value, at least 80% (or 60% in certain circumstances if the Third Country Rule applies) of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the U.S. acquired corporation (the “Section 7874 Percentage”), and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of organization or incorporation relative to such expanded affiliated group’s worldwide activities. Although it is not free from doubt, we believe that as a result of the implementation of the plan of reorganization, PLC should not be treated as acquiring directly or indirectly substantially all of the properties of a U.S. corporation and, as a result, PLC is not expected to be treated as a U.S. corporation or otherwise subject to the adverse tax consequences of IRC Section 7874. The law and the Treasury Regulations promulgated under IRC Section 7874 are, however, unclear and there can be no assurance that the IRS will agree with this conclusion. If it is determined that IRC Section 7874 is applicable, PLC would be a U.S. corporation for U.S. federal income tax purposes, the taxable year of Weatherford US consolidated group could end on or prior to the emergence from bankruptcy, which could result in additional adverse tax consequences. In addition, although PLC would be treated as a U.S. corporation for U.S. federal income tax purposes, it would generally also be considered an Irish tax resident for Irish tax and other non-U.S. tax purposes.

Weatherford International plc – 2019 Form 10-K | 20

Table of ContentsItem 1A | Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our operations are conducted in over 80 countries and we have manufacturing facilities, research and technology centers, fluids and processing centers and sales, service and distribution locations throughout the world. The following sets forth the locations of our principal owned or leased facilities for our commercial operations by geographic segment as of December 31, 2019:

Region	Specific Location
Western Hemisphere:
Greenville, Houston, Huntsville, Katy, Odessa, San Antonio, Texas; Broussard, Louisiana; Williston, North Dakota; Bakersfield, California; Edmonton, and Nisku, Canada; Comodoro Rivadavia, Neuquén, and Rio Tercero, Argentina; Caxias Do Sul and Macae, Brazil; Venustiano Carranza and Villahermosa, Mexico; Lagunillas, Venezuela; and Villavicencio, Colombia.

Eastern Hemisphere:
Aberdeen, UK; Stavanger, Norway; Baku, Azerbaijan; Ploiesti, Romania; Luanda, Angola; Port Harcourt, Nigeria; Langenhagen, Germany; Aktau, Kazakhstan; Nizhnevartovsk and Noyabrsk, Russia; Hassi Messaoud, Algeria; Cairo, Egypt; North Rumaila and Erbil, Iraq; Mina Abdulla, Kuwait; Nimr, Oman; Karachi, Pakistan; Hassi Dhahran, Saudi Arabia; Abu Dhabi and Dubai, United Arab Emirates; Malaga, Australia; Dongying and Jiangsu, China; Barmer, India; and Bekasi, Indonesia.

Our principal executive offices are in Houston, Texas. We own or lease numerous other facilities such as service centers, shops and sales and administrative offices throughout the geographic regions in which we operate. Certain of our material U.S. properties

Weatherford International plc – 2019 Form 10-K | 21

Table of ContentsItem 2 | Properties

are all mortgaged to the lenders under our Asset Based Loan Credit Agreement and LC Credit Agreement. All of our remaining owned properties are unencumbered, however the lenders could require we mortgage them as well. We believe the facilities that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings

In the ordinary course of business, we are the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance. Please see the following:

•
For information on the Company’s Chapter 11 Cases, see “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings,” “Note 3 – Fresh Start Accounting” and “Item 1. Business – Recent Developments – Reorganization and Emergence from Bankruptcy Proceedings” which is incorporated by reference into this item.

•
“Item 1A. – Risk Factors – We have been the subject of governmental and internal investigations related to alleged corrupt conduct and violations of U.S. sanctioned country laws, which were costly to conduct, resulted in a loss of revenue and substantial financial penalties and created other disruptions for the business. If we are the subject of such investigations in the future, it could have a material adverse effect on our business, financial condition and results of operations, which is incorporated by reference into this item.”

•	“Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19 – Disputes, Litigation and Legal Contingencies.”

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

Item 4. Mine Safety Disclosures

Not applicable.

Weatherford International plc – 2019 Form 10-K | 22

Table of ContentsItem 5 | Market for Registrants Ordinary Shares

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our old ordinary shares were traded on the New York Stock Exchange under the symbol “WFT” until trading was suspended in May 2019 (which suspension remains in place). During bankruptcy, our old ordinary shares were traded on the OTC Pink Marketplace under the symbol “WFTIQ”. Subsequent to emergence, our New Ordinary Shares began quotation on the OTC Pink Marketplace under the symbol “WFTLF”. As of March 12, 2020, there were 74 shareholders of record. The actual number of stockholders is considerably greater than the number of shareholders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

 Item 6. Selected Financial Data

The following table sets forth certain selected historical consolidated financial data for our Successor and Predecessor Periods and should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. – Financial Statements and Supplementary Data,” which contain information on the comparability of the selected financial data and are both contained in this report. Discussion of material uncertainties is included in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19 – Disputes, Litigation and Legal Contingencies.” The following information may not be indicative of our future operating results. We have not declared dividends to shareholders’ in the periods listed below.

	Successor	Predecessor
	Period From	Period From
(Dollars in millions, except	12/14/19	01/01/19	Years Ended
per share amounts)	through	through	December 31,
Statements of Operations Data:	12/31/19	12/13/19	2018	2017	2016	2015
Revenues	$261	$4,954	$5,744	$5,699	$5,749	$9,433
Operating Income (Loss)	1	(1,182)	(2,084)	(2,170)	(2,245)	(1,546)
Net Income (Loss) Attributable to Weatherford	(26)	3,661	(2,811)	(2,813)	(3,392)	(1,985)
Basic and Diluted Income (Loss) Per Share Attributable To Weatherford	(0.37)	3.65	(2.82)	(2.84)	(3.82)	(2.55)

	Successor	Predecessor
(Dollars in millions, except	Year Ended	Years Ended
per share amounts)	December 31,	December 31,
Balance Sheet Data:	2019	2018	2017	2016	2015
Total Assets	$7,293	$6,601	$9,747	$12,664	$14,760
Short-term Borrowings and Current Portion of Long-term Debt	13	383	148	179	1,582
Long-term Debt	2,151	7,605	7,541	7,403	5,852
Total Shareholders’ Equity (Deficiency)	2,916	(3,666)	(571)	2,068	4,365

Weatherford International plc – 2019 Form 10-K | 23

Table of ContentsItem 7 | MD&A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this item, the “Company,” “we,” “us” and “our” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis.

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

Overview

General

We conduct operations in over 80 countries and have service and sales locations in virtually all of the major oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis, and we report the following as separate, distinct reporting segments: Western Hemisphere and Eastern Hemisphere.

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

•
Well Construction builds or rebuilds well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores. We also included our land drilling rig business as part of Well Construction. We divested a majority of our land drilling rig operations during 2019 and in the fourth quarter of 2018.

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

Weatherford International plc – 2019 Form 10-K | 24

Table of ContentsItem 7 | MD&A

Emergence from Bankruptcy Proceedings

On July 1, 2019, the Weatherford Parties commenced the Cases under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. On September 9, 2019, the Company filed with the Bankruptcy Court the proposed Second Amended Joint Prepackaged Plan of Reorganization of Weatherford International plc and its Affiliate Weatherford Parties.

On September 11, 2019, the Bankruptcy Court entered a Confirmation Order confirming and approving the Plan. On December 13, 2019, the conditions to effectiveness of the Plan were satisfied and the Company emerged from Chapter 11, including, but not limited to, the effectiveness of the schemes of arrangement in Ireland and Bermuda. The Company filed a notice of the Effective Date of the Plan with the Bankruptcy Court on December 13, 2019 (the “Notice of Effective Date”). See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and “Note 3 – Fresh Start Accounting” for additional details on bankruptcy emergence.

On the Effective Date, we adopted and applied the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or “Fresh Start Accounting.” Under Fresh Start Accounting, our balance sheet on the Effective Date reflects all of our assets and liabilities at fair value. Our emergence from bankruptcy and the adoption of Fresh Start Accounting resulted in a new reporting entity, referred to herein as the “Successor,” for financial reporting purposes.  To facilitate discussion and analysis of our financial condition and results of operations herein, we refer to the reorganized Weatherford Parties as the Successor for periods subsequent to December 13, 2019 and as the “Predecessor” for periods on or prior to December 13, 2019.  As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, our consolidated financial statements subsequent to December 13, 2019 may not be comparable to our consolidated financial statements on or prior to December 13, 2019, and as such, “black-line” financial statements are presented to distinguish between the Predecessor and Successor companies.

References to the year ended December 31, 2019 relate to the combined Successor Predecessor Periods for the year ended December 31, 2019.

Industry Trends

The level of spending in the energy industry is heavily influenced by the current and expected future prices of oil and natural gas. Changes in expenditures result in an increased or decreased demand for our products and services. The Rig Count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves. The following chart sets forth certain statistics that reflect historical market conditions:

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
2019	$61.06	$2.19	1,077	1,098
2018	$45.41	$2.94	1,223	988
2017	$60.42	$2.95	1,082	948

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the last business day of the year indicated at Cushing Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the last business day of the year indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average Rig Count – Source: Baker Hughes Rig Count

During 2019 oil prices ranged from a low of $46.54 per barrel during early-January, to a high of $66.30 per barrel in late April and averaged $56.82 per barrel in the fourth quarter of 2019. Natural gas ranged from a high of $3.59 MM/BTU during mid-January to a low of $2.07 MM/BTU in early-August and averaged $2.41 MM/BTU in the fourth quarter of 2019. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, level of production capacity and weather and geopolitical uncertainty.

Outlook

Recent developments have created significant uncertainty on the industry’s trajectory for 2020. The global impacts surrounding the COVID-19 pandemic, including operational and manufacturing disruptions, logistical constraints and travel restrictions, are rapidly evolving and increasingly dynamic. We may experience delays or a lack of availability of key components from our suppliers, customer restrictions that would prevent access to their sites, community measures to contain the spread of the virus,

Weatherford International plc – 2019 Form 10-K | 25

Table of ContentsItem 7 | MD&A

changes to Weatherford’s policies that may restrict our employees, and other actions that may negatively impact our ability to operate.

Further, recent actions by certain members of OPEC and its partners have also disrupted the supply/demand equation, resulting in commodity price weakness and reductions to the capital spending plans of our customers. The COVID-19 pandemic and the recent customer responses to OPEC initiatives have resulted in weaker demand for our products and services. These events have had a significant impact on our outlook and may constrain our ability to generate revenues, profits, cash flows and may affect our liquidity profile. The WTI crude oil on the last business day of the 2019 year closed at $61.06 per barrel and during the second week of trading in March 2020 the price per barrel had fallen to the low $30’s per barrel.

We were already taking a number of actions which were yielding improvements in our cost structure as we entered the year. However, given current developments, we are now implementing more aggressive actions to right-size our business to address current market conditions. Despite this challenging outlook, we are committed to improving our profitability and free cash flow in 2020. We are embedding a returns-focused mindset into our organization and this, alongside continued cost-reduction efforts and the non-recurrence of costs associated with our financial restructuring, will assist in achieving our profit and cash flow objectives.

In the fourth quarter of 2017, we launched a program (“Transformation Program”) focused on increasing our revenue, profitability, and cash flows by improving operations across the company, including flattening our organizational structure, implementing process changes, enhancing our supply chain, and rationalizing our manufacturing footprint. The improvements from the Transformation Program were impacted by the adverse market conditions and our voluntary Chapter 11 bankruptcy filing in 2019, and the original timeline to generate targeted savings is expected to take longer than originally anticipated. Going forward, we will continue to focus on improving our operations and these efforts will include workforce reductions, facility consolidations, and other cost efficiency initiatives across all of our geographic regions.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures based on the strategic fit within our business and/or our short and long-term objectives. On April 30, 2019, we completed the sale of our laboratory services and surface data logging businesses for an aggregate consideration of $256 million. We divested a majority of our land drilling rig operations in the fourth quarter of 2018 and during 2019 for consideration of $288 million.

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

Opportunities and Challenges

As production decline rates persist and reservoir productivity complexities increase, our customers will continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency, which in turn puts pressure on us to deliver our products and services at competitive rates. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will depend heavily on pricing, volume of work, and our ability to offer solutions to more efficiently extract hydrocarbons, control costs, and penetrate new and existing markets with our newly developed technologies.

While our industry offers many opportunities, there were significant challenges that materialized throughout 2019, including but not limited to slower collections from customers, pressure from suppliers to shorten payment terms or lower credit limits and increased inventory balances resulting from a disruption in deliveries as we went through the Chapter 11 bankruptcy process. As we have emerged successfully from the bankruptcy process we anticipate that our new capital structure will help alleviate many of these aforementioned issues.

Our challenges also include adverse market conditions that could make our targeted cost reduction benefits more difficult to obtain and the ability to recruit and retain employees problematic. Continued negative sentiment for the energy industry in the capital markets may impact demand for our products and services, as our customers, particularly those in North America, may face challenges securing appropriate amounts of capital under suitable terms to finance their operations. The cyclicality of the energy industry continues to impact the demand for our products and services, such as our drilling and evaluation services, well construction and well completion services, which strongly depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems,

Weatherford International plc – 2019 Form 10-K | 26

Table of ContentsItem 7 | MD&A

are dependent on the number of wells and the type of production systems used. We are following our long-term strategy aimed at achieving profitability in our businesses, servicing our customers, and creating value for our stakeholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including the ongoing and prolonged industry downturn, our ability to respond to industry demands and periods of over-supply or low oil prices, and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

During bankruptcy proceedings our non-debtor affiliates that did not file voluntary petitions continued to operate their businesses and facilities without disruption to customers, vendors, partners or employees. Vendors and other unsecured creditors who continued to work with the non-debtor affiliates on existing terms were paid in full and in the ordinary course of business. All existing customer and vendor contracts remained in place and were serviced in the ordinary course of business. On emergence from bankruptcy our lower leverage ratio and debt levels should enable us to capture additional market share. There is no assurance, however, that we will be able to execute on our strategies or achieve the intended benefits.

Recent Developments

Bankruptcy and Fresh Start Accounting

On July 1, 2019, Weatherford Ireland, Weatherford International Ltd. (“Weatherford Bermuda”), and Weatherford International, LLC (“Weatherford Delaware”) (collectively, “Weatherford Parties”), filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. On September 11, 2019 the Plan, as amended, was confirmed by the Bankruptcy Court and on December 13, 2019 (“Effective Date or Fresh Start Reporting Date”) we emerged from bankruptcy after successfully completing the reorganization pursuant to the Plan.

The Consolidated Financial Statements included herein have been prepared as if we were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (“ASC 852”). See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and “Note 3 – Fresh Start Accounting” for additional details regarding the bankruptcy.

As a result, during bankruptcy we segregated liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 proceedings and classified these items as “Liabilities Subject to Compromise” on our Consolidated Financial Statements with respect to the Predecessor as shown in “Note 3 – Fresh Start Accounting”. In addition, we have classified all income, expenses, gains or losses that were incurred or realized as a result of the Chapter 11 proceedings as “Reorganization Items” in our Consolidated Statements of Operations.

In accordance with ASC 852, we adopted fresh start accounting (“Fresh Start Accounting”) upon emergence from Chapter 11, at which point we became a new entity for financial reporting because (i) the holders of the then existing ordinary shares of the Predecessor company received less than 50% of the new ordinary shares of the Successor company outstanding upon emergence and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims. Upon adoption of Fresh Start Accounting, the reorganization value derived from the range of enterprise value as disclosed in the Disclosure Statement associated with the Plan, as adjusted for the revised projections filed with the SEC on a Form 8-K on October 7 and October 16, 2019, was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with ASC 805 – Business Combinations. The amount of deferred income taxes to be recorded was determined in accordance with ASC 740 – Income Taxes. The Effective Date fair values of the Company’s assets and liabilities may differ materially from their recorded values as reflected on the historical balance sheet.

Financial Results and Overview

References to the year ended December 31, 2019 relate to the combined Successor Predecessor Periods for the year ended December 31, 2019.

There was continued weakness within the energy market during 2019, particularly in North America, with price uncertainty in WTI crude, lower rig counts, and reduced spending by customers. This was combined with an uncertain economic and political situation in Argentina, leading to a reduction in activity. These factors were offset by activity growth in the Middle East as well as improvements in Europe and Russia. While an improved product mix, favorable exchange rates and cost savings contributed to improvements in our operations during 2019, we incurred significant reorganization expenses as part of our voluntary reorganization under Chapter 11 and made significant cash investments in working capital.

Combined revenues in 2019 compared to 2018 decreased $529 million, or 9%, which was predominantly driven by lower activity levels in Canada, lower demand for services in the United States, uncertainty related to economic conditions and customer

Weatherford International plc – 2019 Form 10-K | 27

Table of ContentsItem 7 | MD&A

budget reductions in Argentina, as well as decreased revenues associated with the divested land drilling rigs, laboratory services and surface logging businesses. This decline was partially offset by increased activity in the Middle East and higher service activity in Russia and the North Sea. Excluding the impact of revenues from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, consolidated revenues were down $166 million, or 3% in 2019 compared to 2018.

Combined consolidated operating results improved $903 million, or 43% in 2019 compared to 2018 while combined segment operating income declined $133 million, or 41% in 2019 compared to 2018. The 2019 improvement in combined consolidated operating results was primarily due to lower goodwill impairment charges in 2019 compared to 2018. The combined segment operating income declined due to the reduced activity in North America and an unfavorable product mix in Canada and the United States. Lower demand for our products and services coupled with an unfavorable product mix and lack of supply chain savings caused the expected benefits from our cost reduction initiatives to slow and consequently resulted in significantly lower actual results compared to our expectations during 2019.

These declines were partially offset by higher integrated service project activity in Latin America and operational improvements in the Eastern Hemisphere as a result of a more favorable geographic and product mix. Excluding the impact of operating results from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, segment operating results in 2019 declined $55 million compared to 2018.

Divestitures

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

We divested a majority of our land drilling rig operations during the year ended 2019 as well as in the fourth quarter of 2018. In the fourth quarter of 2018, we completed the sale of a portion of the land drilling rigs operations we previously committed to divesting in the fourth quarter of 2017 and received gross cash proceeds of $216 million. The sale represented two of a series of four closings pursuant to the purchase and sale agreements entered into with ADES in July of 2018 to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia, as well as two idle land rigs in Iraq. The sale was for 31 land rigs and related drilling contracts, as well as the transfer of employees and contract personnel, for an aggregate purchase price of $288 million, subject to customary closing conditions and adjustments based on working capital, net cash, loss or destruction of rigs and drilling contract backlog. In the first quarter of 2019, we completed the final closings in a series of closings pursuant to the purchase and sale agreements entered into with ADES and received gross proceeds of $72 million.

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

Summary of Significant Charges and Credits

Reorganization items in the 2019 Predecessor Period directly related to bankruptcy include the $4.3 billion gain on settlement of liabilities subject to compromise, $1.4 billion gain on revaluation of the Company’s assets and liabilities, and $346 million of charges for debt issuance write-offs, debt discount write-offs, backstop commitment fees, DIP financing fees and professional fees related to bankruptcy matters. In addition, we incurred $86 million of prepetition charges for professional and other fees related to the Cases incurred before the petition date.

For the Predecessor Period, we recorded $730 million of goodwill impairment charges related to our fair value assessment of our reporting units, $189 million of severance and restructuring charges and $374 million of inventory write-off, long-lived asset impairments, asset write-downs and other charges.

Weatherford International plc – 2019 Form 10-K | 28

Table of ContentsItem 7 | MD&A

For the year ended December 31, 2018, we recorded $1.9 billion of goodwill impairment charges related to our annual fair value assessment of our business and assets, $151 million of long-lived asset impairments, $126 million of severance and restructuring charges and $87 million of other asset write-downs.

For the year ended December 31, 2017, we incurred $928 million of long-lived asset impairments, $540 million inventory write-off and other related charges including excess and obsolete, $230 million in the write-down of Venezuelan receivables and $183 million of severance and restructuring charges.

Goodwill and Long-lived Asset Impairments

During 2019, we determined that goodwill for all our reporting units in the Western Hemisphere and Eastern Hemisphere was fully impaired and as a result we incurred a goodwill impairment charge of $730 million. The impairment indicators during 2019 were a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and growth in all our reporting units. Our lower than expected and forecasted financial results were due to the continued weakness within the energy market which impacted our ability to meet the original timeline of our revenue and profitability improvement efforts under our restructuring over the past two years, defined in “Note 11 – Restructuring, Facility Consolidation and Severance Charges”. These circumstances prompted us to evaluate whether circumstances in the Predecessor Period had changed that would more likely than not reduce the fair value of one or more of our reporting units below their carrying amount.

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

During the Predecessor Period in 2019, we recognized long-lived asset impairments of $20 million to write-down our assets to the lower of carrying amount or fair value less cost to sell for our land drilling rigs. We had asset write-downs of $91 million for assets where there was low or no demand.

During 2018, we recorded a goodwill impairment of $1.9 billion which was based upon our annual fair value assessment of our business and assets. The rapid and steep decline in oil prices and consequentially lower expectations for future exploration and production capital spending, resulted in a sharp reduction in share prices in the oilfield services sector, including our share price, which triggered the goodwill impairment. During 2018, we also recognized long-lived asset impairments of $151 million related to our land drilling rigs assets primarily to write-down our land drilling rigs assets to the lower of carrying amount or fair value less cost to sell. The 2018 impairments were due to the sustained downturn in the oil and gas industry that resulted in a reassessment of our disposal groups for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives.

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

See “Note 9 – Long-Lived Asset Impairments and Asset Write-Downs,” “Note 10 – Goodwill and Intangible Assets” and “Note 15 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding goodwill and long-lived asset impairments.

Weatherford International plc – 2019 Form 10-K | 29

Table of ContentsItem 7 | MD&A

Debt Transactions and Equity Issuances

On July 3, 2019, the Weatherford Parties borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds were used to repay certain prepetition indebtedness, cash collateralize certain obligations with respect to letters of credit and similar instruments and finance the working capital needs and general corporate purposes of the Weatherford Parties and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement. In addition, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 13 – Short-term Borrowings and Other Debt Obligations” for additional details. The DIP Credit Agreement was repaid in full upon emergence from Bankruptcy on December 13, 2019.

As of the Petition Date, the Predecessor’s senior notes and exchangeable senior notes and related unpaid accrued interest totaling $7.6 billion were placed into liabilities subject to compromise during the bankruptcy period with respect to the Predecessor as shown in “Note 3 – Fresh Start Accounting”. Upon emergence from bankruptcy on December 13, 2019, the Predecessor’s senior and exchangeable senior notes were cancelled pursuant to the terms of the Plan, resulting in a gain on extinguishment of debt of $4.3 billion recorded in “Reorganization Items” on the Consolidated Statements of Operations.

On the Effective Date we issued Exit Notes for an aggregate principal amount of $2.1 billion (of which $500 million was in the form of Exit Takeback Notes to existing creditors on the senior notes being cancelled). Interest on the Exit Notes will accrue at the rate of 11.00% per annum and will be payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2020.

For the 2019 Predecessor Period, we had net short-term repayments of $347 million primarily from our borrowings and repayments of the DIP Credit Agreement and our Predecessor Revolving Credit Agreements, including the repayment of our 364-Day Credit Agreement. Our long-term debt repayments of $318 million on our Term Loan Agreement and financed leases.

On December 13, 2019, all previously issued and outstanding equity interests in the Predecessor were cancelled and the Company issued 69,999,954 new ordinary shares (“New Ordinary Shares”) to the holders of the Company’s existing senior notes and holders of old ordinary shares (“Old Ordinary Shares”). The amount in excess of par value of $2.9 billion is reported in Capital in Excess of Par Value on the accompanying Consolidated Balance Sheets.

On the Effective Date, the Company issued warrants (“New Warrants”) to holders of the Company’s Old Ordinary Shares, to purchase up to an aggregate of 7,777,779 New Ordinary Shares in the Company, par value $0.001 (the “New Ordinary Shares”), at an exercise price of $99.96 per ordinary share. The New Warrants are equity classified and, upon issuance, have a value of $31 million, which was recorded in “Capital in Excess of Par Value.”

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

See “Note 13 – Short-term Borrowings and Other Debt Obligations” and “Note 14 – Long-term Debt” for additional details of our financing activities.

Results of Operations

The following table sets forth consolidated results of operations and financial information by operating segment and other selected information for the periods indicated. The Successor Period and the Predecessor Period are distinct reporting periods as a result of our emergence from bankruptcy on December 13, 2019. References in these results of operations to the change and the percentage change

Weatherford International plc – 2019 Form 10-K | 30

Table of ContentsItem 7 | MD&A

combine the Successor Period and Predecessor Period results for the year ended December 31, 2019 in order to provide some comparability of such information to the year ended December 31, 2018. While this combined presentation is not presented according to generally accepted accounting principles in the United States (“GAAP”) and no comparable GAAP measure are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the year ended December 31, 2018 as the eighteen days of the Successor Period is not a significant period of time impacting the combined results.

	Successor	Predecessor			Combined		Predecessor
	Period From	Period From			$ Change	% Change	% Change
	12/14/19	01/01/19	Years Ended		Favorable
	through	through	December 31,		(Unfavorable)
(Dollars in millions, except per share data)	12/31/19	12/13/19	2018	2017	2019 vs 2018	2019 vs 2018	2018 vs 2017
Revenues:
Western Hemisphere	$121	$2,620	$3,063	$2,937	$(322)	(11)%	4%
Eastern Hemisphere	140	2,334	2,681	2,762	(207)	(8)%	(3)%
Total Revenues	$261	$4,954	$5,744	$5,699	$(529)	(9)%	1%

Operating Income (Loss):
Western Hemisphere	$(4)	$54	$208	$(113)	$(158)	(76)%	284%
Eastern Hemisphere	10	134	119	(139)	25	21%	186%
Total Segment Operating Income (Loss)	$6	$188	$327	$(252)	$(133)	(41)%	230%
Total Other Operating Expenses, Net	(5)	(1,370)	(2,411)	(1,918)	1,036	43%	(26)%
Total Operating Income (Loss)	$1	$(1,182)	$(2,084)	$(2,170)	$903	43%	4%

Reorganization Items	$(4)	$5,389	$—	$—	$5,385	—%	—%
Interest Expense, Net	(12)	(362)	(614)	(579)	240	39%	(6)%
Total Other Income (Expense), Net	—	(26)	(59)	93	33	56%	(163)%
Income (Loss) before Income Taxes	(15)	3,819	(2,757)	(2,656)	6,561	238%	(4)%
Income Tax Provision	(9)	(135)	(34)	(137)	(110)	(324)%	75%
Net Income (Loss)	(24)	3,684	(2,791)	(2,793)	6,451	231%	—%
Net Income Attributable to Noncontrolling Interests	2	23	20	20	5	25%	—%
Net Income (Loss) Attributable to Weatherford	$(26)	$3,661	$(2,811)	$(2,813)	$6,446	229%	—%

Net Loss per Share	$(0.37)	$3.65	$(2.82)	$(2.84)	NA	NA	1%
Weighted Average Shares Outstanding	70	1,004	997	990	NA	NA	(1)%
Depreciation and Amortization	34	447	556	801	(75)	13%	31%

Revenues Percentage by Product Lines

We provide equipment and services used in the production, completions, drilling and evaluation, and well construction of oil and natural gas wells. The composition of our consolidated revenues by product line group is as follows:

Weatherford International plc – 2019 Form 10-K | 31

Table of ContentsItem 7 | MD&A

	Successor	Predecessor
	Period From	Period From
	12/14/19	01/01/19	Years Ended
	through	through	December 31,
	12/31/2019	12/13/2019	2018	2017
Production	32%	29%	27%	26%
Completions	25	23	21	22
Drilling and Evaluation	22	24	25	24
Well Construction	21	24	27	28
Total	100%	100%	100%	100%

Consolidated and Segment Revenues

2019 vs 2018 Revenues

Combined consolidated revenues decreased $529 million, or 9% in 2019, compared to 2018. Excluding the impact of revenues from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, consolidated revenues were down $166 million, or 3%, in 2019 compared to 2018.

•
Western Hemisphere combined revenues decreased $322 million, or 11%, in 2019 compared to 2018, due to lower activity levels in the U.S. and Canada as a result of a decline in rig related activity and exploration spending, which has reduced demand for drilling, completion and production products and services. The decline in Canada was partially offset by higher activity in integrated service projects and product sales in Mexico.

•
Eastern Hemisphere combined revenues decreased $207 million, or 8%, in 2019 compared to 2018. The decline in revenues was primarily due to lower revenues from our divested land drilling rigs businesses in the Middle East and North Africa, as well as our divested laboratories and surface logging businesses. Increased revenues in the completions product line partially offset this decline. Excluding the impact of revenues from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, revenues in 2019 increased $105 million, or 5% in 2019 compared to 2018.

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

Weatherford International plc – 2019 Form 10-K | 32

Table of ContentsItem 7 | MD&A

Consolidated and Segment Operating Results

2019 vs 2018 Operating Results

Combined consolidated operating results improved $903 million, or 43%, in 2019 compared to 2018, while combined segment operating income declined $133 million, or 41%, in 2019 compared to 2018. The improvement was due to lower goodwill impairment charges, the net gain on sale of businesses and improved results in the Eastern Hemisphere as a result of a more favorable geographic and product mix, partially offset by higher prepetition charges. Excluding goodwill impairment, prepetition charges, and the net gain on sale of businesses of $704 million in 2019 and goodwill impairment of $1.9 billion in 2018, consolidated results were down $310 million in 2019 compared to 2018.

Additionally, during 2019 lower demand for our products and services coupled with an unfavorable product mix and lack of supply chain savings caused the delay of the expected benefits from our revenue and profitability improvement efforts and consequently resulted in significantly lower actual results. During 2019, we also incurred higher than forecasted costs associated with consolidating our manufacturing facilities and the deteriorating market negatively impacted progress towards our sales and commercial savings targets.

Combined segment operating income decreased $133 million in 2019 compared 2018. The decrease was driven by lower activity levels, an unfavorable product mix in Canada and the United States, and start-up costs for projects in Latin America. These declines were partially offset by improved operating results from higher integrated service project activity in Latin America and operational improvements in the Eastern Hemisphere. Excluding the impact of operating results from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, segment operating results in 2019 declined $55 million compared to 2018.

•
Western Hemisphere combined segment operating income of declined $158 million, or 76%, in 2019 compared to 2018. The segment income decline was driven by lower activity levels, lower operating margin product sales in Canada, start-up costs for projects in Argentina and employee retention expenses. These declines were partially offset by improved operating results from higher integrated service project activity in Mexico.

•
Eastern Hemisphere combined segment operating income improved $25 million, or 21%, in 2019 compared to 2018. The improvement in segment operating income was due to the lower direct expenses, cost improvements, partially offset by the impact of the divestitures. Excluding the impact of operating results from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, segment operating results in 2019 improved $94 million compared to 2018.

2018 vs 2017 Operating Results

Consolidated operating results improved $86 million, or 4%, in 2018 compared to 2017 and segment operating income of $327 million improved $579 million, or 230%, in 2018 compared to 2017. Our consolidated operating loss improvement was primarily due to the following:

•	Higher activity and productivity related to the increase in Western Hemisphere rig count;

•
Higher utilization in our product lines, improved sales mix and the continued realization of savings from cost reduction measures related to headcount reductions and facility closures, and lower depreciation and amortization due to decreased capital spending;

•
Through our revenue and profit improvement efforts we have improved our segment operating income following the positive structural changes, improvements in our operating efficiency, ongoing lowering of our non-productive time, improvements in our collaboration with our customers by continuing our steady progress on our transformation initiatives: and

•	Lower long-lived asset impairments and asset write-downs compared to 2017.

Weatherford International plc – 2019 Form 10-K | 33

Table of ContentsItem 7 | MD&A

Western Hemisphere 2018 segment operating income of $208 million improved $321 million, or 284%, compared to 2017. The improvement was driven by Production, Completions and Well Construction activity increases in the U.S. with a profitable product mix, and a decline in operating costs as a result of our transformation efforts. Operating income also improved due to growth in Latin America driven by higher demand for Integrated Services and Projects and improved activity levels in Latin America across all product lines. These improvements were partially offset by lower operating results in Canada as a result of the difficult macro environment and adverse foreign exchange rate impacts in Latin America.

Eastern Hemisphere 2018 segment operating income of $119 million improved $258 million, or 186%, compared to 2017. The improvement is primarily a result of improved product mix, a reduced cost structure and improved service quality resulting in greater operational efficiency.

Interest Expense, Net

Net interest expense was $12 million for the Successor Period representing interest expense on our Exit Notes, due December 1, 2024, with a stated interest rate of 11%, and $362 million for the 2019 Predecessor Period, as compared to $614 million for the Predecessor in 2018. This decrease in interest expense was $240 million, or 39%. The decrease in interest expense for 2019 was primarily due to unrecognized contractual interest (no longer accruing interest) on our unsecured senior notes during the Chapter 11 proceedings, which began July 1, 2019, as well as the elimination of the amortization of deferred financing costs and debt discounts. These unamortized balances were recognized as expenses under “Reorganization Items” on our Condensed Consolidated Statements of Operations. Included in interest expense during the 2019 Predecessor Period, was interest on debtor-in-possession financing and default interest on our A&R Credit Agreement.

Net interest expense was $614 million in 2018 compared to $579 million in 2017. This increased interest expense of $35 million, or 6%, was primarily due to a full year of interest expense on higher interest rates from the senior notes and exchangeable notes issued in 2016.

Warrant Fair Value Adjustment – Predecessor

We did not have any warrant fair value income in 2019. Warrant fair value income was $70 million in 2018 and $86 million in 2017 related to the fair value adjustment to the warrant liability. On May 21, 2019, the option period to exercise the warrants lapsed and the warrants expired unexercised with a fair value of zero. The change in fair value of the warrant during 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in the Predecessor’s stock price. The change in fair value of the warrant during 2017 was principally due to a decrease in the Predecessor’s stock price.

Other Income (Expense), Net

We incurred other expense of $26 million in the 2019 Predecessor Period, other expense of $46 million in 2018 and other income of $7 million in 2017. In 2019 and 2018, other expense was primarily driven by foreign currency exchange losses, letter of credit fees, other financing fees and non-service periodic pension and other post-retirement benefit expenses. In 2017, other income was primarily due to gains associated with our supplemental executive retirement plan and non-service periodic pension and other post-retirement benefit expenses partially offset by foreign currency exchange losses, letter of credit and other financing fees. Foreign exchange losses are typically due to the strengthening U.S. dollar compared to our foreign denominated operations.

Currency Devaluation Charges

We did not recognize currency devaluation charges for the Predecessor Period or the Successor Period. For the year ended December 31, 2018, we recognized currency devaluation charges of $49 million primarily related to the devaluation of the Angolan kwanza due to a change in Angolan central bank policy in 2018. For the year ended December 31, 2017, we had no significant currency devaluation charges. Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Consolidated Statements of Operations. For additional information see “Cash Requirements” of the “Liquidity and Capital Resources” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Income Taxes

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors, which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions, the impacts of tax planning activities and the resolution of tax audits. On September 26, 2019, our parent company

Weatherford International plc – 2019 Form 10-K | 34

Table of ContentsItem 7 | MD&A

ceased to be a Swiss tax resident and became an Irish tax resident subject to tax under the Irish tax regime. Prior to our reorganization, our income derived from sources outside Switzerland were exempt from Swiss cantonal and communal tax and are also granted participation relief from Swiss federal tax for qualifying dividend income and capital gains related to the sale of qualifying investments in subsidiaries. The participation relief should result in a full exemption of participation income from Swiss federal income tax. However, our effective rate differs significantly from the Irish and Swiss statutory tax rate as the majority of our operations are taxed in jurisdictions with much higher tax rates.

We record deferred tax assets for net operating losses and temporary differences between the book and tax basis of assets and liabilities that are expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those deferred tax assets would be deductible. The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) when determining whether a valuation allowance is required. The Company evaluated possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies, and the impact of fresh start accounting in making this assessment. The realizability of the deferred tax assets is dependent upon judgments and assumptions inherent in the determination of future taxable income, including factors such as future operation conditions (particularly as related to prevailing oil prices and market demand for our products and services).

We will continue to evaluate whether valuation allowances are needed in future reporting periods. Valuation allowances will remain until the Company can determine that net deferred tax assets are more likely than not to be realized. In the event that the Company were to determine that it would be able to realize the deferred income tax assets in the future as a result of significant improvement in earnings as a result of market conditions, the Company would adjust the valuation allowance, reducing the provision for income taxes in the period of such adjustment.

In 2019, the income tax provision was $9 million for the Successor Period and $135 million for the Predecessor Period as compared to a tax provision of $34 million in 2018 and $137 million in 2017, respectively, which resulted in an effective tax rate of (60)%, 3%, (1)% and (5)%, respectively.

Our income tax provision during the Successor Period of $9 million on a loss before income taxes of $15 million was primarily driven by profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss.

Our income tax provision during the 2019 Predecessor Period of $135 million on earnings before income taxes of $3.8 billion was primarily driven by profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Our results for the Predecessor Period also include $32 million of tax expense related to the Fresh Start Accounting impacts and $14 million of tax benefit primarily related to the goodwill and other asset impairments or write-downs. Other charges of approximately $77 million, related to restructuring expense and gain on the sale of businesses, resulted in $3 million in tax expense. Prepetition charges (charges prior to Petition Date) and reorganization items (charges after Petition Date) had no significant tax impact. We also had $4.3 billion gain on Settlement of Liabilities Subject to Compromise as a result of the bankruptcy with no tax impact due to it being attributed to Bermuda, which has no income tax regime, and the U.S., which resulted in the reduction of our U.S. unbenefited net operating losses carryforward under the operative tax statute and applicable regulations offset by the release of the valuation allowance.

Our effective tax rate for these periods was also negatively impacted by the taxing regimes in certain countries and our operating structure. Several of the countries in which we operate, primarily in our Eastern Hemisphere, tax is based on “deemed”, rather than actual, profits. We are not currently profitable in certain of those countries, which results in us accruing and paying taxes based on a “deemed profit” instead of recognizing no tax expense or potentially recognizing a tax benefit. Our operating structure results in us paying withholding taxes on intercompany and third-party transactions for items such as rentals, management fees, royalties, and interest as well as on applicable third-party transactions. Such net withholding taxes were $2 million in Successor Period in 2019, $41 million in Predecessor Period in 2019, $40 million in 2018 and $43 million in 2017 prior to possibly receiving a tax benefit in the jurisdiction of the payee. We also incur pre-tax losses in certain jurisdictions that do not have a corporate income tax and thus we are not able to recognize an income tax benefit on those losses.

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

Weatherford International plc – 2019 Form 10-K | 35

Table of ContentsItem 7 | MD&A

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

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or “TCJA”). The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017 held in cash and illiquid assets (with the latter taxed at a lower rate), and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax). The permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% decreased the amount of the U.S. deferred tax assets and liabilities by $249 million with a decrease to the valuation allowance of $301 million for a net tax benefit of $52 million recorded for the year ended December 31, 2017. The TCJA did not have other impacts on the Company’s effective tax rate because of the valuation allowance against the U.S. deferred tax assets. Any potential impact would be offset by un-benefitted U.S. net operating loss carryforwards. As we did not have all the necessary information to analyze all effects of this tax reform as of December 31, 2017, this was a provisional amount which we believed represented a reasonable estimate of the accounting implications of this tax reform. We finalized our accounting for this matter during 2018 and concluded that no adjustments to the provisional amounts recorded during 2017 were identified during the twelve months ended December 31, 2019 or 2018.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of December 31, 2019, we anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $6 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

Restructuring, Facility Consolidation and Severance Charges

Due to the highly competitive nature of our business and the continuing losses we incurred over the last few years, we continue to reduce our overall cost structure and workforce to better align our business with current activity levels. Our current and historical restructuring plans include workforce reductions, organization restructurings, facility consolidations and other cost reduction measures and efficiency initiatives across all of our geographic regions.

During the 2019 Predecessor Period, we recognized restructuring charges of $189 million, which include severance charges of $53 million and other restructuring charges of $99 million and restructuring related asset charges of $37 million.

During 2018, we recognized restructuring charges of $126 million, which include severance charges of $61 million, other restructuring charges of $59 million and restructuring related asset charges of $6 million.

During 2017, we recognized restructuring charges of $183 million, which include severance charges of $109 million, other restructuring charges of $62 million and restructuring related asset charges of $12 million.

Please see “Note 11 – Restructuring, Facility Consolidation and Severance Charges” to our Consolidated Financial Statements for additional details of our charges by segment.

Weatherford International plc – 2019 Form 10-K | 36

Table of ContentsItem 7 | MD&A

Liquidity and Capital Resources

Cash Flows

At December 31, 2019, we had cash, cash equivalents and restricted cash of $800 million compared to $602 million at December 31, 2018 and $613 million at December 31, 2017. At December 31, 2019, we had available liquidity of approximately $850 million, which is calculated as cash and cash equivalents plus ABL facility availability. The following table summarizes cash provided by (used in) each type of business activity, for the years ended December 31, 2019, 2018 and 2017:

	Successor	Predecessor
	Period From	Period From
	12/14/19	1/1/2019	Years Ended
	through	through	December 31,
(Dollars in millions)	12/31/2019	12/13/2019	2018	2017
Net Cash Provided by (Used in) Operating Activities	$61	$(747)	$(242)	$(388)
Net Cash Provided by (Used in) Investing Activities	(14)	149	122	(62)
Net Cash Provided by (Used in) Financing Activities	(2)	749	168	20

Operating Activities

Cash provided by operating activities in the Successor Period, was $61 million. Cash used in operating activities was $747 million in the Predecessor Period compared to $242 million in 2018 and $388 million in 2017. Cash used in operating activities in 2019 and 2018 were driven by working capital needs, payments for debt interest, retention and performance bonus, severance and other restructuring and transformation costs. In 2019, cash used in operating activities included payments for reorganization items and prepetition charges primarily for professional and other fees related to the Cases. In 2018, operating cash outflow improvement was a result of working capital efficiencies and lower cash severance and restructuring. In 2017, operating cash outflows also included cash for litigation settlements.

Investing Activities

Cash used in investing activities was $14 million during the Successor Period primarily for capital expenditures, which was partially offset by adjustments to proceeds from a prior sale of a business. Our investing activities provided cash of $149 million during the Predecessor Period and $122 million during 2018 and utilized cash of $62 million during 2017.

During the Successor Period, the primary use of cash from investing activities was $20 million capital expenditures for property, plant and equipment. During the 2019 Predecessor Period, the primary uses of cash in investing activities were (i) capital expenditures of $250 million for property, plant and equipment and (ii) cash paid of $13 million to acquire intellectual property and other intangibles. During 2019, the primary sources of cash were (i) proceeds from the sale of business of $328 million primarily from completed dispositions of our rigs business, laboratory services and surface data logging businesses and (ii) proceeds of $84 million from the disposition of other assets. See “Note 7 – Business Combinations and Divestitures” for additional information.

During 2018, the primary uses of cash in investing activities were (i) capital expenditures of $217 million for property, plant and equipment and the acquisition of assets held for sale and (ii) cash paid of $28 million to acquire intellectual property and other intangibles. During 2018, the primary sources of cash were (i) cash proceeds from the sale of business of $257 million from the sale of our land drilling rigs businesses in Kuwait and Saudi Arabia, as well as the continuous sucker rod service business in Canada and the sale of an equity investment and (ii) cash proceeds of $106 million from the disposition of other assets.

On December 29, 2017, we completed the sale of our U.S. pressure pumping and pump-down perforating assets for $430 million in cash. As part of this transaction, we sold our U.S. pressure pumping and pump-down perforating related facilities and supplier and customer contracts. In addition, during 2017, we received cash proceeds of $51 million from the disposition of other assets.

The primary drivers of cash used in investing activities are capital expenditures for PP&E and the purchase of assets held for sale. Capital expenditures for the Predecessor were $250 million, $186 million and $225 million for 2019, 2018 and 2017, respectively. In addition, during 2018 we purchased assets totaling $31 million related to our land drilling rigs business, which were impaired at the time of purchase as our land drilling rigs were classified as held for sale. Additionally, in 2017 we purchased

Weatherford International plc – 2019 Form 10-K | 37

Table of ContentsItem 7 | MD&A

assets held for sale of $244 million related to certain leased equipment utilized in our North America pressure pumping operations. The amount we spend for capital expenditures varies each year based on the type of contracts that we enter, our asset availability and our expectations with respect to industry activity levels in the following year.

Investing activities in 2017 also included the purchase of held-to-maturity Angolan government bonds of $50 million, payments of $15 million to acquire intellectual property and other intangibles, and $7 million of business acquisition payments primarily related to our last installment payment for a previously completed acquisition.

Financing Activities

Our financing activities provided cash of $749 million, $168 million and $20 million during the 2019 Predecessor Period, and years ended December 31, 2018 and 2017, respectively.

On July 3, 2019, the Weatherford Parties borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds were used to repay certain prepetition indebtedness, cash collateralize certain obligations with respect to letters of credit and similar instruments and finance the working capital needs and general corporate purposes of the Weatherford Parties and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement. In addition, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 13 – Short-term Borrowings and Other Debt Obligations” for additional details. The DIP Credit Agreement was repaid in full upon emergence from Bankruptcy on December 13, 2019.

As of the Petition Date, the Predecessor’s senior notes and exchangeable senior notes and related unpaid accrued interest totaling $7.6 billion were placed into liabilities subject to compromise during the bankruptcy period with respect to the Predecessor as shown in “Note 3 – Fresh Start Accounting”. Upon emergence from bankruptcy on December 13, 2019, the Predecessor’s senior and exchangeable senior notes were cancelled pursuant to the terms of the Plan, resulting in a gain on extinguishment of debt of $4.3 billion recognized in “Reorganization Items” on the Consolidated Statements of Operations.

On December 13, 2019, the Effective Date we issued unsecured 11.00% Exit Notes due in 2024 for an aggregate principal amount of $2.1 billion (of which $500 million was in the form of Exit Takeback Notes to existing creditors on the senior notes being cancelled). Interest on the Exit Notes will accrue at the rate of 11.00% per annum and will be payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2020.

In the 2019 Predecessor Period, we had net short-term repayments of $347 million primarily from our borrowings and repayments of the DIP Credit Agreement and our Predecessor Revolving Credit Agreements, including the repayment of our 364-Day Credit Agreement. Our long-term debt repayments of $318 million on our Term Loan Agreement and financed leases.

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

During 2017, we received net proceeds of approximately $250 million from the June 2017 issuance of our 9.875% senior notes due in 2024. Long-term debt repayments in 2017 were $69 million. Net short-term debt repayments of $128 million in 2017 included the repayment of our 6.35% senior notes with a principal balance of $88 million. Other financing activities in 2017 related primarily to payments of non-controlling interest dividends. See “Note 13 – Short-term Borrowings and Other Debt Obligations” and “Note 14 – Long-term Debt” for additional details of our financing activities.

Weatherford International plc – 2019 Form 10-K | 38

Table of ContentsItem 7 | MD&A

Sources of Liquidity

Our sources of available liquidity have included cash and cash equivalent balances, accounts receivable factoring, borrowings under credit agreements and cash from dispositions. As discussed in “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and earlier in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we believed we would not have sufficient liquidity to satisfy our debt service obligations and meet other financial obligations as they came due and as a result, the Weatherford Parties filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. During the pendency of the Cases, the DIP Credit Agreement borrowings provided sufficient liquidity for the Company. Upon emergence, all outstanding obligations under our unsecured senior and exchangeable notes were cancelled and the applicable agreements governing such obligations were terminated; and our new exit financing included a $2.1 billion aggregate principal amount of unsecured 11.00% Exit Notes, a senior secured asset-based revolving credit agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”) and a senior secured letter of credit agreement in an aggregate amount of $195 million (the “LC Credit Agreement”) for issuance of bid and performance letters of credit. The exit financing repaid the outstanding DIP and A&R Credit Agreements and provide the necessary liquidity to conduct ongoing operations, including the credit lines for letters of credits and working capital needs. At December 31, 2019, we had available liquidity in excess of $850 million, which is calculated as cash and cash equivalents plus ABL facility availability.

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

Our sources of available liquidity going forward include cash and cash equivalent balances, cash generated by our operations, accounts receivable factoring, dispositions, and availability under committed lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. From time to time we may and have entered into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Exit Senior Note, ABL Credit Agreement and LC Credit Agreement

On December 13, 2019, the date of bankruptcy emergence, or the effective date pursuant to the terms of the Plan, we issued unsecured 11.00% Exit Notes due in 2024 for an aggregate principal amount of $2.1 billion (of which $500 million was in the form of a Exit Takeback Notes to existing creditors on the senior notes being cancelled). Interest on the Exit Notes will accrue at the rate of 11.00% per annum and will be payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2020.

On December 13, 2019, the Company entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent. Among other things, proceeds of loans under the ABL Credit Agreement may be used to refinance certain existing indebtedness in connection with the Cases, pay fees and expenses associated with the ABL Credit Agreement and finance ongoing working capital and general corporate needs of the Company and certain of its subsidiaries. The maturity date of loans made under the ABL Credit Agreement is June 13, 2024. At December 31, 2019, the Company had no borrowings under the ABL Credit Agreement. At December 31, 2019, excluding the letters of credit outstanding, availability under the ABL Credit Agreement was in excess of $235 million.

On December 13, 2019, the Company entered into a senior secured letter of credit credit agreement in an aggregate amount of $195 million (the “LC Credit Agreement”, together with the ABL Credit Agreement, the “Exit Credit Agreements”) with the lenders party thereto and Deutsche Bank Trust Company Americas as administrative agent. The LC Credit Agreement will be used for the issuance of bid and performance letters of credit of the Company and certain of its subsidiaries. The maturity date under the LC Credit Agreement is June 13, 2024. The outstanding amount of each letter of credit under the LC Credit Agreement will bear interest at LIBOR plus an applicable margin of 350 basis points per annum. The LC Credit Agreement includes (i) a 12.5 basis point per annum fronting fee on the outstanding amount of each such letter of credit and (ii) an unused commitment fee in respect of the unutilized commitments at a rate of 50 basis point per annum on the average daily unused commitments under the LC Credit Agreement. Upon the Effective Date, the Company had approximately $65.8 million in outstanding letters of credit under the LC Credit Agreement.

The LC Credit Agreement has a minimum liquidity covenant of $200 million and is secured by substantially all the personal assets and properties of the Company and certain of its subsidiaries (including a first lien on the priority collateral for the LC Credit

Weatherford International plc – 2019 Form 10-K | 39

Table of ContentsItem 7 | MD&A

Agreement and a second lien on the priority collateral for the ABL Credit Agreement, in each case, subject to permitted liens). The LC Credit Agreement is also guaranteed on an unsecured basis by certain other subsidiaries of the Company.

As of December 31, 2019, we were in compliance with these financial covenants as defined in the Exit Credit Agreements and in the covenants under our indentures. We expect to remain in compliance with all our covenants in 2020. Should circumstances arise where we are not in compliance with our covenants during any quarterly reporting period, we may have to seek a waiver from our lenders or take measures to reduce indebtedness under the Credit Agreements to a level that would comply with the covenants. These measures include, among other things, issuing equity, but the proceeds we may be able to generate are limited by the current trading price for our stock and the limited number of shares we have authorized to issue under our governing documents. Furthermore, if we seek a waiver, we may not be able to obtain a waiver from the required lenders.

Predecessor DIP Credit Agreement, Revolving Credit Agreements and Term Loan Agreement

The DIP Credit Agreement was comprised of the DIP Term Loan and the DIP Revolving Credit Facility. On July 3, 2019, the Weatherford Parties borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds were used to repay certain prepetition indebtedness, cash collateralize certain obligations with respect to letters of credit and similar instruments and financed the working capital needs and general corporate purposes of the Weatherford Parties and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement, leaving only the A&R Credit Agreement with total borrowings of $305 million outstanding at September 30, 2019 to be repaid in full upon emergence from Bankruptcy on the Effective Date under the terms of the RSA. In addition, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” for additional details regarding interest rates and terms of the DIP Credit Agreement.

The Term Loan Agreement required a quarterly payment of $12.5 million plus interest that became due on June 30, 2019. On July 1, 2019, the Weatherford Parties and the Term Loan Lenders entered into a Term Loan Forbearance Agreement where the lenders agreed to forbear from exercising their rights and remedies available to them, including the right to accelerate any indebtedness, for a specified period of time. As mentioned above, on July 3, 2019, the Company repaid in full its outstanding indebtedness under the Term Loan.

The filing of the Cases on July 1, 2019, constituted an event of default that accelerated the Company’s obligations under our credit agreements previously mentioned in “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings”, however forbearance agreements were obtained for each agreement and efforts to enforce payments under these credit agreements were automatically stayed as a result of the Cases. See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” for additional details regarding the Plan and Transaction.

Other Short-Term Borrowings and Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities. At December 31, 2019, we had $3 million in short-term borrowings under these arrangements. At December 31, 2019, the current portion of long-term debt was primarily related to our finance leases.

Ratings Services’ Credit Ratings

On December 16, 2019, after emergence from Chapter 11, S&P Global Ratings assigned us an issuer credit rating of B- from D, with a negative outlook. S&P assigned a B- for our newly issued Exit Notes and a B+ for both our $450 million ABL revolving credit facility and $195 million letter of credit facility. Moody’s Investors Service withdrew our credit ratings following the filing of the Plan in Bankruptcy Court in the third quarter of 2019 and resumed rating services after emergence. Upon emergence, Moody’s assigned us an issuer credit rating of B1, with a stable outlook. Moody’s assigned a B2 for our newly issued Exit Notes and a Ba2 for both our $450 million ABL revolving credit facility and $195 million letter of credit facility.

As of December 31, 2018, S&P Global Ratings maintained a CCC- rating on our senior unsecured notes, with a negative outlook and our issuer credit rating was CCC. Moody’s Investors Service maintained a Caa3 credit rating on our senior unsecured notes, with a negative outlook.

Weatherford International plc – 2019 Form 10-K | 40

Table of ContentsItem 7 | MD&A

While we expect to continue to have access to credit markets, our non-investment grade status may limit our ability to refinance our existing debt, which could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest of our borrowings. Suppliers and financial institutions may lower or eliminate the level of credit provided through payment or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which could decrease our ability to repay debt balances, negatively affect our cash flow and impact our access to the inventory and services needed to operate our business.

Cash Requirements
We anticipate our cash requirements will continue to include payments for capital expenditures, repayment of financed leases, interest payments primarily from on our senior note and Exit Credit Agreements, payments for short-term working capital needs and costs associated with our revenue and cost improvement efforts under our restructuring plans, including severance and professional consulting payments. Our cash requirements may also include opportunistic debt repurchases, business acquisitions, employee retention programs and awards under our employee incentive programs and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, availability under our Exit Credit Agreements, accounts receivable factoring and proceeds from disposals of businesses or capital assets that no longer fit our long-term strategy.

In light of the challenging outlook, our capital spending for 2020 is projected to be between $100 - $150 million. Expenditures are expected to be used primarily to support the ongoing activities of our core business. If we are unable to generate positive cash flows or access other sources of liquidity described in the previous paragraph, we may need to reduce or eliminate our anticipated capital expenditures in 2020.

Cash and cash equivalents and restricted cash of $799 million at December 31, 2019, are held by subsidiaries outside of Ireland, the Company’s taxing jurisdiction. Based on the nature of our structure, we are generally able to redeploy cash with no incremental tax.

As of December 31, 2019, $8 million of our cash and cash equivalents balance was denominated in Angolan kwanza. The National Bank of Angola supervises all kwanza exchange operations and has limited U.S. dollar conversions. In January 2018, the Angolan National Bank announced a new currency exchange policy and the Angolan kwanza subsequently devalued. As a result, we recognized currency devaluation charges of $49 million in 2018, primarily for the Angolan kwanza. Sustained Angolan exchange limitations may continue and has limited our ability to repatriate earnings and exposes us to additional exchange rate risk.

Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. During the Successor Period, we sold accounts receivable of $7 million, recognized an insignificant loss and received cash proceeds of $7 million. In the 2019 Predecessor Period, we sold accounts receivable of $199 million, recognized a loss of $1 million and received cash proceeds of $186 million. For the full year 2019, we sold a total combined amount of accounts receivable of $206 million, recognized a loss of $1 million and received cash proceeds totaling $193 million on these sales. In 2018, we sold accounts receivables of $382 million, recognized a loss of $2 million and received cash proceeds totaling $373 million on these sales. In 2017, we sold accounts receivables of $227 million, recognized a loss of $1 million and received cash proceeds totaling $223 million on these sales. Our factoring transactions were recognized as sales, and the proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.

In the first quarter of 2017, we converted trade receivables of $65 million into a note from a customer with a face value of $65 million. The note had a three-year term at a 4.625% stated interest rate. During the second quarter of 2017, we sold the note for $59 million.

Weatherford International plc – 2019 Form 10-K | 41

Table of ContentsItem 7 | MD&A

Contractual Obligations

The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period
(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Short-term Debt	$3	$—	$—	$—	$—	$—	$3
Long-term Debt (a)	12	11	11	11	2,111	25	2,181
Interest on Long-term Debt	231	231	231	231	231	—	1,155
Operating Leases	101	80	54	30	24	149	438
Purchase Obligations	311	8	6	—	—	—	325
	$658	$330	$302	$272	$2,366	$174	$4,102

(a)	Amounts represent the expected cash payments of principal associated with our long-term debt.

Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $290 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations table above.

We have defined benefit pension and other post-retirement benefit plans covering certain of our U.S. and international employees. During 2019, we made contributions and paid direct benefits of approximately $5 million in connection with those plans and we anticipate funding approximately $5 million during 2020. Our projected benefit obligations for our defined benefit pension and other post-retirement benefit plans were $198 million as of December 31, 2019.

Derivative Instruments

Warrant - Predecessor

During the fourth quarter of 2016, in conjunction with the issuance of 84.5 million ordinary shares, we issued a warrant that gives the holder the option to acquire an additional 84.5 million ordinary shares. The exercise price on the warrant was $6.43 per share and was exercisable prior to May 21, 2019. The option period lapsed and the warrants expired unexercised with a fair value of zero. The warrant was classified as a liability and carried at fair value on the Consolidated Balance Sheets and changes in the fair value were reported through earnings. The fair value of the warrant was nil at December 31, 2018. The change in fair value of the warrant during 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in Weatherford’s stock price. See “Note 16 – Derivative Instruments” for information related to the warrant.

The warrant fair value was a Level 2 valuation and is estimated using the Black Scholes valuation model. Inputs to the model include Weatherford’s share price, volatility of our share price, and the risk-free interest rate. The fair value of the warrant was nil at December 31, 2018. We recognized an insignificant gain in May 2019 related to the warrant expiration. We recognized a gain of $70 million and $86 million in 2018 and 2017, respectively, with changes in fair value of the warrants recorded each period in “Warrant Fair Value Adjustment” on the accompanying Condensed Consolidated Statements of Operations. The change in fair value of the warrant during 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in the Predecessor’s stock price. The change in fair value of the warrant during 2017 was principally due to a decrease in the Predecessor’s stock price.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. See “Note 16 – Derivative Instruments” to our Consolidated Financial Statements for additional details.

Weatherford International plc – 2019 Form 10-K | 42

Table of ContentsItem 7 | MD&A

Cash Flow Hedges

We may use interest rate swaps to mitigate our exposure to variability in forecasted cash flows due to changes in interest rates. In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt, and the associated loss is being amortized from “Accumulated Other Comprehensive Income (Loss)” to interest expense over the remaining term of the debt. As of December 31, 2019 and 2018, we had net unamortized losses of zero and $8 million, respectively, associated with our cash flow hedge terminations. As of December 31, 2019, we did not have any cash flow hedges designated.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2019 and 2018, we had outstanding foreign currency forward contracts with notional amounts aggregating to $389 million and $435 million, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates. See “Note 16 – Derivative Instruments” for additional information.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded in each period in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations. See “Note 16 – Derivative Instruments” for additional information.

Off-Balance Sheet Arrangements

Guarantees

Weatherford International plc, a public limited company organized under the laws of Ireland, and as the ultimate parent of the Weatherford group, guarantees the obligations of its subsidiaries – Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), including the notes and credit facilities listed below.

On December 13, 2019, the date of bankruptcy emergence, or the effective date pursuant to the terms of the Plan, we issued unsecured 11.00% Exit Notes due December 1, 2024 of Weatherford Bermuda guaranteed by Weatherford Delaware for an aggregate principal amount of $2.1 billion.

Upon emergence from bankruptcy on December 13, 2019, the Predecessor’s senior and exchangeable senior notes, and guarantees under these instruments, were cancelled pursuant to the terms of the Plan. In addition, we repaid in full the Predecessor’s A&R Credit Agreement and Term Loan pursuant to the terms of the plan. See “Note 3 – Fresh Start Accounting and Note 14 – Long-term Debt” for additional details related to our financial restructuring.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of December 31, 2019, we had $399 million of letters of credit and performance and bid bonds outstanding, consisting of $141 million of letters of credit under the ABL Credit Agreement, $105 million of letters of credit under the LC Credit Agreement and $153 million of letters of credit under various uncommitted facilities. At December 31, 2019, we had cash collateral of $152 million supporting letters of credit under our various uncommitted facilities. The cash is included in “Restricted Cash” in the accompanying Consolidated Balance Sheets. In Latin America we utilize surety bonds as part of our customary business practice. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called and it could have an adverse impact on our business, operations and financial condition.

Weatherford International plc – 2019 Form 10-K | 43

Table of ContentsCritical Accounting Policies and Estimates

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

Fresh Start Accounting

On the Effective Date, we adopted and applied the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or “Fresh Start Accounting.”  Under Fresh Start Accounting, our balance sheet on the Effective Date reflects all of our assets and liabilities at fair value. Our emergence from bankruptcy and the adoption of Fresh Start Accounting resulted in a new reporting entity, referred to herein as the “Successor,” for financial reporting purposes.  To facilitate discussion and analysis of our financial condition and results of operations herein, we refer to the reorganized Weatherford Parties as the Successor for periods subsequent to December 13, 2019 and as the “Predecessor” for periods on or prior to December 13, 2019.  As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, our consolidated financial statements subsequent to December 13, 2019 are not comparable to our consolidated financial statements on or prior to December 13, 2019, and as such, “black-line” financial statements are presented to distinguish between the Predecessor and Successor Periods.

Allocation of Reorganization Value under Fresh Start Accounting

We allocated the reorganization value under Fresh Start Accounting to the Company’s identifiable tangible and intangible assets and liabilities based on estimated fair values. The excess of the reorganization value over the amount allocated to the assets and liabilities was recorded as goodwill. We used all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and widely accepted valuation techniques such as discounted cash flows. We engaged third-party appraisal firms to assist in fair value determination of PP&E, inventories, leases, identifiable intangible assets and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

Goodwill

Successor goodwill represents the excess of reorganization value over the fair value of our identifiable tangible and intangible assets and liabilities as of December 13, 2019 and was allocated to our Middle East/North Africa and Russia reporting units.

Predecessor goodwill represented the excess of consideration paid over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Predecessor goodwill was allocated to Weatherford’s reporting units when initially acquired. Reporting units are operating segments or one level below the operating segment level. Our Predecessor reporting units are based on our regions and include North America, Latin America, Europe and Sub-Sahara Africa, Russia/China, Middle East/North Africa, and Asia.

Goodwill is not amortized but is evaluated for impairment. We perform an impairment test for goodwill annually as of October 1 or more frequently if indicators of potential impairment exist that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. We have the option to assess qualitative factors to determine if it is necessary to perform the quantitative goodwill impairment test. If it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we must perform the quantitative goodwill impairment test. We also have the unconditional option to bypass the qualitative assessment at any time and perform the quantitative step. The quantitative step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. An impairment reflects the overall decline in the fair value of the reporting unit. For Successor goodwill, based on our goodwill impairment assessment performed as of December 31, 2019, no goodwill impairments were deemed necessary. We recognized goodwill impairment of $730 million in the Predecessor Period and $1.9 billion in the period ending December 31, 2018. Our cumulative impairment loss for goodwill was $3.4 billion at December 13, 2019.

The impairments recognized in 2019 and 2018 were a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and impacted our forecasted growth in all our reporting units. Our

Weatherford International plc – 2019 Form 10-K | 44

Table of ContentsCritical Accounting Policies and Estimates

lower than expected and forecasted financial results were due to the continued weakness within the energy market and consequently our inability to achieve revenue and profit improvements. When we conducted our impairment evaluation, we considered macroeconomic and industry conditions, including the outlook for exploration and production spending by our customers and overall financial performance of each of our reporting units. We also considered whether there were any changes in our long-term forecasts, which are impacted by assumptions about the future commodity pricing and supply and demand for our goods and services.

For the quantitative assessment in the Predecessor Periods, the fair values of our reporting units were determined using a combination of the income approach and the market approach and then we applied an appropriate weighting of the values from each method. The income approach estimates fair value by discounting the reporting unit’s estimated future cash flows. The income approach requires us to make certain estimates and judgments. To arrive at our future cash flows, we use estimates of economic and market information, including growth rates in revenues and costs, working capital and capital expenditure requirements, and operating margins and tax rates. Several of the assumptions used in our discounted cash flow analysis were based upon a financial forecast. This process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. Assumptions were also made for periods beyond the financial forecast period. The discount rate used in the income approach was determined using a weighted average cost of capital and reflected the risks and uncertainties in our cash flow estimates. The weighted average cost of capital includes a cost of debt and equity. The cost of equity was estimated using the capital asset pricing model, which included inputs for a long-term risk-free rate, equity risk premium, country risk premium, and an asset beta appropriate for the assets in the reporting unit. We engaged an independent valuation specialist to assist us in our valuations under both valuation methods.

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

Estimated Useful Lives
Buildings and Leasehold Improvements	10 – 40 years or lease term
Rental and Service Equipment	2 – 15 years (3 – 10 years for assets added after emergence)
Machinery and Other	2 – 12 years
Intangible Assets	2 – 20 years

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

Weatherford International plc – 2019 Form 10-K | 45

Table of ContentsCritical Accounting Policies and Estimates

Assets are grouped at the lowest level at which cash flows are identifiable and independent. We generally group operating assets by product line of the respective region. We have long-lived assets, such as facilities, utilized by multiple operating divisions that do not have identifiable cash flows and impairment testing for these long-lived assets is based on the consolidated entity.

We recognized long-lived asset impairments of $20 million for the Predecessor Period ended December 13, 2019 to write-down our assets to the lower of carrying amount or fair value less cost to sell for our land drilling rigs. We had asset write-downs of $91 million for assets where there was low or no demand.

The long-lived asset impairments in 2019 were primarily related to our Western Hemisphere segment totaling $13 million and Eastern Hemisphere totaling $7 million. During the second quarter of 2019, we reclassified our remaining land drilling rigs assets back into held for use. The 2019 impairments were due to the sustained downturn in the oil and gas industry that resulted in us having to reassess our disposal groups for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. The Level 3 fair values of the long-lived assets were determined using a combination of the market and income approach. The market approach considered market sales values for similar assets. The unobservable inputs to the income approach included the assets’ estimated future cash flows and estimates of discount rates commensurate with the assets’ risks. See “Note 15 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the fair value determination used in the impairment calculation.

During 2018, we recognized long-lived asset impairments of $151 million, of which $141 million ($43 million in our Western Hemisphere segment and $98 million in our Eastern Hemisphere segment) was to write-down our land drilling rigs assets to the lower of carrying amount or fair value less cost to sell and the remaining $10 million ($3 million was in our Western Hemisphere and $7 million is in our Eastern Hemisphere segment) of charges were for land drilling rigs assets charges not in held for sale. See “Note 7 – Business Combinations and Divestitures” for more details. The 2018 impairments were due to the sustained downturn in the oil and gas industry that resulted a reassessment of our disposal groups for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. See “Note 15 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the fair value determination used in the impairment calculation.

In the fourth quarter of 2017, we recognized long-lived asset impairment charges of $928 million, of which $923 million was related to PP&E impairments and $5 million was related to the impairment of intangible assets. The fourth quarter 2017 PP&E impairment charges were primarily in our Eastern Hemisphere segment in the amount of $740 million related to the write-down to the lower of carrying amount or fair value less cost to sell of our land drilling rigs assets classified as held for sale, PP&E impairment charges related to our product lines of $135 million in the Western Hemisphere segment and $37 million in the Eastern Hemisphere segment. In addition, we recognized $11 million of long-lived impairment charges related to Corporate assets.

The long-lived assets impairment charges were due to the prolonged downturn in the oil and gas industry, whose recovery in the third quarter was not as strong as expected and whose recovery in the fourth quarter of 2017 was slower than we had previously been anticipated. The change in the expectations of the market’s recovery, in addition to successive negative operating cash flows in certain asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives.

The decline and its impact on demand represent a significant adverse change in the business climate and an indication that some of our long-lived assets may not be recoverable. Based on the impairment indicators noted we performed an analysis of our long-lived assets in 2019, 2018 and 2017 and recorded long-lived and other asset impairment charges to adjust to fair value. See “Note 9 – Long-Lived Asset Impairments and Asset Write-Downs” for additional information regarding the long-lived assets impairment.

Management cannot predict the occurrence of future impairment-triggering events, so we continue to assess whether indicators of impairment to long-lived assets exist due to the current business conditions in the oilfield services industry.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected

Weatherford International plc – 2019 Form 10-K | 46

Table of ContentsCritical Accounting Policies and Estimates

to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. In 2019, the income tax provision was $9 million in the Successor Period and $135 million during the Predecessor Period as compared to a tax provision of $34 million in 2018 and $137 million in 2017, respectively, which resulted in an effective tax rate of (60)%, 3%, (1)% and (5)%, respectively. Our 2019 effective tax rate was driven by tax expense due to profits in certain jurisdictions, deemed profit countries, withholding taxes on intercompany and third-party transactions, and the tax impact of Fresh Start accounting.

We recognize the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in over 80 countries through hundreds of legal entities. As a result, we are subject to numerous tax laws in the jurisdictions, and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions in which we operate are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), withholding taxes based on revenue, and other alternative minimum taxes. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of December 31, 2019, we had recorded reserves for uncertain tax positions of $214 million, excluding accrued interest and penalties of $77 million. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities.

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

As of December 31, 2019, our deferred tax assets were $1.3 billion before a related valuation allowance of $1.2 billion. As of December 31, 2018, our deferred tax assets were $1.8 billion before a related valuation allowance of $1.7 billion. The deferred tax assets were also offset by deferred tax liabilities of $121 million and $124 million as of December 31, 2019 and 2018, respectively. The decrease in the valuation allowance from 2018 to 2019 was primarily driven by the tax impact of the gain on Settlement of Liabilities Subject to Compromise and Fresh Start Accounting, which included the reduction of our U.S. unbenefited net operating losses carryforward under the operative tax statute and applicable regulations offset by the release of the valuation allowance.

Weatherford International plc – 2019 Form 10-K | 47

Table of ContentsCritical Accounting Policies and Estimates

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Significant judgment is involved in recognizing this allowance. The determination of the collectability requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectability is reasonably assured, as well as consideration of the overall business and political climate in which our customers operate. Provisions for doubtful accounts are recorded when it becomes evident that customer accounts are uncollectible. The allowance in “Accounts Receivable, Net of Allowance for Uncollectible Account” was zero as of December 31, 2019 due to Fresh Start Accounting. For the year ended December 31, 2018, the allowance for accounts receivable was $123 million, or 10%, over total gross accounts receivable.

In the 2019 Predecessor Period, and the years ended December 31, 2018 and 2017, we recognized bad debt expense of $4 million, $5 million and $238 million, respectively.

In the second quarter of 2017, we changed the accounting for revenue with our primary customer in Venezuela and reclassified net accounts receivable for this customer as a net long-term receivable. In the fourth quarter of 2017, we changed the accounting for revenue with substantially all of our customers in Venezuela due to the downgrade of the country’s bonds by certain credit agencies, continued significant political and economic turmoil and continued economic sanctions around certain financing transactions imposed by the U.S. government. In connection with this development, we recorded a charge of $230 million fully reserving our receivables for these customers in Venezuela. The long-term allowance related to our primary customer in Venezuela was zero and $171 million as of December 31, 2019 and December 31, 2018.

We believe that our allowance for doubtful accounts is adequate to cover bad debt losses under current conditions. However, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A 5% change in the current allowance for doubtful accounts would have had an immaterial impact on loss before income taxes in 2019.

Inventory Reserves

Inventory represents a significant component of current assets and is stated at the lower of cost or net realizable value using either the first-in, first-out (“FIFO”) or average cost method. To maintain a book value that is the lower of cost or net realizable value, we maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we review inventory quantities on hand, future product demand, market conditions, production requirements and technological obsolescence. This review requires us to make judgments regarding potential future outcomes. At December 31, 2019 our inventory reserve was zero due to Fresh Start Accounting and remeasuring our inventory to fair value upon emergence from bankruptcy on December 13, 2019. Refer to Note 3 – Fresh Start Accounting for further details. At December 31, 2018, inventory reserves represented 23% of gross inventory. During 2019, 2018 and 2017, we recognized inventory write-off and other related charges, including excess and obsolete inventory charges totaling $159 million and $80 million and $540 million, respectively. These charges were largely attributable to the downturn in the oil and gas industry, where certain inventory has been deemed commercially unviable or technologically obsolete considering current and future demand. We believe that our reserves are adequate to properly value excess, slow-moving and obsolete inventory under current conditions.

Weatherford International plc – 2019 Form 10-K | 48

Table of ContentsCritical Accounting Policies and Estimates

Disputes, Litigation and Contingencies

As of December 31, 2019, we have accrued an estimate of the probable and estimable cost to resolve certain legal and investigation matters. For matters not deemed probable and reasonably estimable, we have not accrued any amounts in accordance with U.S. GAAP. Our legal department manages all pending or threatened claims and investigations on our behalf. The estimate of the probable costs related to these matters is developed in consultation with internal and outside legal counsel. Our contingent loss estimates are based upon an analysis of potential results, assuming a combination of probable litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the issues. Whenever possible, we attempt to resolve these matters through settlements, mediation and arbitration proceedings if advantageous to the company. If the actual settlement costs, final judgments or fines differ from our estimates, our future financial results may be adversely affected. For a more comprehensive discussion, see “Note 19 – Disputes, Litigation and Legal Contingencies.”

Leases

We lease certain facilities, land, vehicles, and equipment. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet (including short-term sale leaseback transactions); we recognize lease expense for these leases on a straight-line basis over the lease term.

Beginning January 1, 2019, operating right of use (“ROU”) assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. We determine if an arrangement is classified as a lease at inception of the arrangement. As most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate, together with the lease term information available at commencement date of the lease, in determining the present value of lease payments, which is updated on a quarterly basis. For adoption of Topic 842 we used the December 31, 2018 incremental borrowing rate, for operating leases that commenced prior to December 31, 2018. For certain equipment leases, such as copiers and vehicles, we account for the leases under a portfolio method. Operating lease payments include related options to extend or terminate lease terms that are reasonably certain of being exercised.

Upon emergence from bankruptcy on December 13, 2019, our lease liabilities were remeasured to fair value using the present value of the remaining lease payments as if Weatherford acquired new leases. The remeasurement was based on our incremental borrowing rate as of December 13, 2019. Additionally, the ROU assets were revalued based upon the present value of market-based rent. The remeasurement of our ROU assets was based on the real estate market discount rate as of December 13, 2019.

See “Note 4 – New Accounting Pronouncements” and “Note 12 – Leases” for details on the impact of adoption of the new revenue recognition guidance and our revenue recognition policies.

New Accounting Pronouncements

See “Note 4 – New Accounting Pronouncements” to our Consolidated Financial Statements for additional information.

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

Currency devaluation charges are included in current earnings in “Currency Devaluation Charges” on the accompanying Consolidated Statements of Operations. For the year ended December 31, 2018, the Predecessor recognized currency devaluation charges of $49 million primarily related to the devaluation of the Angolan kwanza. For additional details see “Currency Devaluation Charges” sub-heading under “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Weatherford International plc – 2019 Form 10-K | 49

Table of ContentsItem 7A | Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency, Foreign Currency Forward Contracts and Cross-Currency Swaps

Assets and liabilities of entities for which the functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date result in translation adjustments that are reflected in Accumulated Other Comprehensive Loss in the Shareholders’ Deficiency section on our Consolidated Balance Sheets. Foreign currency translation comprehensive loss improved $52 million in 2019 due to emergence from Chapter 11 bankruptcy proceedings and fresh start accounting and worsened $240 million in 2018.

As of December 31, 2019 and 2018, we had outstanding foreign currency forward contracts with total notional amounts aggregating $389 million and $435 million, respectively. These contracts were entered into in order to hedge our net monetary exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts owed associated with closed contracts at December 31, 2019 and 2018, resulted in an immaterial net liability in both periods. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

Interest Rates

We are subject to interest rate risk on our long-term fixed-interest rate debt and variable-interest rate borrowings. Variable rate debt exposes us to short-term changes in market interest rates. Fixed rate debt exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance any maturing debt with new debt at a higher rate. All else being equal, the fair value of our fixed rate debt will increase or decrease inversely to changes in interest rates.

Our senior notes outstanding at December 31, 2019 and 2018, and that were subject to interest rate risk consist of the following:

	Successor		Predecessor
	December 31, 2019		December 31, 2018
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.00% Exit Notes due December 1, 2024	$2,097	$2,252	$—	$—
5.125% Senior Notes due 2020	—	—	364	266
5.875% Exchangeable Senior Notes due 2021 (a)	—	—	1,194	792
7.75% Senior Notes due 2021	—	—	743	571
4.50% Senior Notes due 2022	—	—	644	373
8.25% Senior Notes due 2023	—	—	742	448
9.875% Senior Notes due 2024	—	—	781	486
9.875% Senior Notes due 2025 (b)	—	—	588	363
6.50% Senior Notes due 2036	—	—	447	223
6.80% Senior Notes due 2037	—	—	255	134
7.00% Senior Notes due 2038	—	—	456	241
9.875% Senior Notes due 2039	—	—	245	138
6.75% Senior Notes due 2040	—	—	457	230
5.95% Senior Notes due 2042	—	—	369	190
Total	$2,097	$2,252	$7,285	$4,455

(a)	The fair value of the Exchangeable Senior Notes due 2021 includes an exchange feature reported in Capital in Excess of Par Value, and a debt component further described in “Note 14 – Long-term Debt.”

(b)	On February 28, 2018, the Predecessor issued $600 million in aggregate principal amount of our 9.875% senior notes due 2025.

We had various finance leases $64 million at December 31, 2019 but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $3 million at December 31, 2019 approximates their fair value.

Weatherford International plc – 2019 Form 10-K | 50

Table of ContentsItem 7A | Quantitative and Qualitative Disclosures about Market Risk

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Furthermore, from time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of these risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under “Part I – Item 1A. – Risk Factors” and the following:

•	the price and price volatility of oil, natural gas and natural gas liquids;

•	our ability to realize expected revenues and profitability levels from current and future contracts;

•	our ability to generate cash flow from operations to fund our operations;

•
global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, weak local economic conditions and international currency fluctuations;

•	member-country quota compliance within the Organization of Petroleum Exporting Countries (“OPEC”);

•	global public health threats and pandemics, such as severe influenza, COVID-19 and other highly communicable viruses or diseases;

•	increases in the prices and lack of availability of our procured products and services;

•	our ability to timely collect from customers;

•	our ability to realize cost savings and business enhancements from our revenue and cost improvement efforts;

•	our ability to attract, motivate and retain employees, including key personnel;

•
our ability to manage our workforce, supply chain and business processes, information technology systems and technological innovation and commercialization, including the impact of our organization restructure, business enhancements, improvement efforts and the cost and support reduction plans;

•	potential non-cash asset impairment charges for long-lived assets, intangible assets or other assets;

•	adverse weather conditions in certain regions of our operations; and

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations.

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

Weatherford International plc – 2019 Form 10-K | 51

Table of ContentsForward-Looking Statements

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

PAGE

Reports of Independent Registered Public Accounting Firm	53
Consolidated Statements of Operations for the Successor period from December 14, 2019 through December 31, 2019, the Predecessor periods from January 1, 2019 through December 13, 2019 and each of the two years ended December 31, 2018 and 2017	55
Consolidated Statements of Comprehensive Income (Loss) for the Successor period from December 14, 2019 through December 31, 2019, the Predecessor periods from January 1, 2019 through December 13, 2019 and each of the two years ended December 31, 2018 and 2017	56
Consolidated Balance Sheets as of December 31, 2019 and 2018	57
Consolidated Statements of Shareholders’ Equity (Deficiency) for the Successor period from December 14, 2019 through December 31, 2019, the Predecessor periods from January 1, 2019 through December 13, 2019 and each of the two years ended December 31, 2018 and 2017	58
Consolidated Statements of Cash Flows for the Successor period from December 14, 2019 through December 31, 2019, the Predecessor periods from January 1, 2019 through December 13, 2019 and each of the two years ended December 31, 2018 and 2017	59
Notes to Consolidated Financial Statements	61
Financial Statement Schedule II:
Valuation and Qualifying Accounts and Allowances	128

Weatherford International plc – 2019 Form 10-K | 52

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Weatherford International plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Weatherford International plc and subsidiaries (the Company) as of December 31, 2019 (Successor) and 2018 (Predecessor), the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficiency), and cash flows for the periods from December 14, 2019 to December 31, 2019 (Successor period) and from January 1, 2019 to December 13, 2019 and for each of the years in the two‑year period ended December 31, 2018 (Predecessor periods), and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the Successor and Predecessor periods, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New Basis of Presentation
As discussed in Notes 2 and 3 to the consolidated financial statements, on September 11, 2019, the United States Bankruptcy Court for the Southern District of Texas entered an order confirming the Company’s plan for reorganization under Chapter 11, which became effective on December 13, 2019. Accordingly, the accompanying consolidated financial statements as of December 31, 2019 and for the Successor period have been prepared in conformity with Accounting Standards Codification 852, Reorganizations, with the Company’s assets, liabilities, and capital structure having carrying amounts not comparable with prior periods.

Change in Accounting Principle
As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases.

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

Houston, Texas
March 16, 2020

Weatherford International plc – 2019 Form 10-K | 53

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Weatherford International plc:

Opinion on Internal Control Over Financial Reporting

We have audited Weatherford International plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 (Successor) and 2018 (Predecessor), the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficiency), and cash flows for the periods from December 14, 2019 to December 31, 2019 (Successor period) and from January 1, 2019 to December 13, 2019 and for each of the years in the two-year period ended December 31, 2018 (Predecessor periods), and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
March 16, 2020

Weatherford International plc – 2019 Form 10-K | 54

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period From	Period From
	12/14/19	01/01/19	Years Ended
	through	through	December 31,
(Dollars and shares in millions, except per share amounts)	12/31/19	12/13/19	2018	2017
Revenues:
Products	$111	$1,819	$2,051	$2,116
Services	150	3,135	3,693	3,583
Total Revenues	261	4,954	5,744	5,699

Costs and Expenses:
Cost of Products	100	1,685	1,887	2,142
Cost of Services	108	2,168	2,627	2,747
Research and Development	7	136	139	158
Selling, General and Administrative Attributable to Segments	40	777	764	904
Corporate General and Administrative	5	118	130	130
Goodwill Impairment	—	730	1,917	—
Long-Lived Asset Impairments, Write-Downs and Other	—	374	238	1,701
Restructuring Charges	—	189	126	183
Prepetition Charges	—	86	—	—
Gain on Sale of Operational Assets	—	(15)	—	—
Gain on Sale of Businesses, Net	—	(112)	—	(96)
Total Costs and Expenses	260	6,136	7,828	7,869

Operating Income (Loss)	1	(1,182)	(2,084)	(2,170)

Other Income (Expense):
Reorganization Items	(4)	5,389	—	—
Interest Expense, Net	(12)	(362)	(614)	(579)
Warrant Fair Value Adjustment	—	—	70	86
Bond Tender and Call Premium	—	—	(34)	—
Currency Devaluation Charges	—	—	(49)	—
Other Income (Expense), Net	—	(26)	(46)	7

Income (Loss) Before Income Taxes	(15)	3,819	(2,757)	(2,656)
Income Tax (Provision)	(9)	(135)	(34)	(137)
Net Income (Loss)	(24)	3,684	(2,791)	(2,793)
Net Income Attributable to Noncontrolling Interests	2	23	20	20
Net Income (Loss) Attributable to Weatherford	$(26)	$3,661	$(2,811)	$(2,813)

Income (Loss) Per Share Attributable to Weatherford:
Basic and Diluted	$(0.37)	$3.65	$(2.82)	$(2.84)

Weighted Average Shares Outstanding:
Basic & Diluted	70	1,004	997	990
The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2019 Form 10-K | 55

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor	Predecessor
	Period From	Period From
	12/14/19	01/01/19	Years Ended
	through	through	December 31,
(Dollars in millions)	12/31/19	12/13/19	2018	2017
Net Income (Loss)	$(24)	$3,684	$(2,791)	$(2,793)
Foreign Currency Translation	7	52	(240)	130
Defined Benefit Pension Activity	2	(11)	12	(39)
Interest Rate Derivative Loss	—	8	—	—
Other	—	—	1	—
Other Comprehensive Income (Loss)	9	49	(227)	91
Comprehensive Income (Loss)	(15)	3,733	(3,018)	(2,702)
Comprehensive Income Attributable to Noncontrolling Interests	2	23	20	20
Comprehensive Income (Loss) Attributable to Weatherford	$(17)	$3,710	$(3,038)	$(2,722)
The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2019 Form 10-K | 56

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31,	December 31,
(Dollars and shares in millions, except par value)	2019	2018
Assets:
Cash and Cash Equivalents	$618	$602
Restricted Cash	182	—
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $0 at December 31, 2019 and $123 at December 31, 2018	1,241	1,130
Inventories, Net	972	1,025
Other Current Assets	440	693
Total Current Assets	3,453	3,450

Property, Plant and Equipment, Net of Accumulated Depreciation of $25 at December 31, 2019 and $5,786 at December 31, 2018	2,122	2,086
Goodwill	239	713
Intangible Assets, Net of Accumulated Amortization of $9 at December 31, 2019 and $743 at December 31, 2018	1,114	213
Other Non-current Assets	365	139
Total Assets	$7,293	$6,601

Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$13	$383
Accounts Payable	585	732
Accrued Salaries and Benefits	270	249
Income Taxes Payable	205	214
Other Current Liabilities	599	722
Total Current Liabilities	1,672	2,300

Long-term Debt	2,151	7,605
Other Non-current Liabilities	554	362
Total Liabilities	4,377	10,267

Shareholders’ Equity (Deficiency):
Predecessor Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 1,002 shares at December 31, 2018	—	1
Successor Ordinary Shares - Par value $0.001; Authorized 1,356, Issued and Outstanding 70 at December 31, 2019	—	—
Predecessor Capital in Excess of Par Value	—	6,711
Successor Capital in Excess of Par Value	2,897	—
Retained Earnings (Deficit)	(26)	(8,671)
Accumulated Other Comprehensive Income (Loss)	9	(1,746)
Weatherford Shareholders’ Equity (Deficiency)	2,880	(3,705)
Noncontrolling Interests	36	39
Total Shareholders’ Equity (Deficiency)	2,916	(3,666)
Total Liabilities and Shareholders’ Equity (Deficiency)	$7,293	$6,601

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2019 Form 10-K | 57

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ (Deficiency) Equity
Balance at December 31, 2016 (Predecessor)	$1	$6,571	$(2,950)	$(1,610)	$56	$2,068
Net Income (Loss)	—	—	(2,813)	—	20	(2,793)
Other Comprehensive Income	—	—	—	91	—	91
Dividends Paid to Noncontrolling Interests	—	—	—	—	(21)	(21)
Equity Awards Granted, Vested and Exercised	—	84	—	—	—	84
Balance at December 31, 2017 (Predecessor)	$1	$6,655	$(5,763)	$(1,519)	$55	$(571)
Net Income (Loss)	—	—	(2,811)	—	20	(2,791)
Other Comprehensive Loss	—	—	—	(227)	—	(227)
Dividends Paid to Noncontrolling Interests	—	—	—	—	(16)	(16)
Adoption of Intra-Entity Transfers of Assets Other Than Inventory and Revenue from Contracts with Customers	—	—	(97)	—	—	(97)
Equity Awards Granted, Vested and Exercised	—	52	—	—	—	52
Other	—	4	—	—	(20)	(16)
Balance at December 31, 2018 (Predecessor)	$1	$6,711	$(8,671)	$(1,746)	$39	$(3,666)
Net Income (Loss)	—	—	3,661	—	23	3,684
Other Comprehensive Income	—	—	—	49	—	49
Dividends Paid to Noncontrolling Interests	—	—	—	—	(22)	(22)
Equity Awards Granted, Vested and Exercised	—	22	—	—	—	22
Equity Awards Vested and Cancelled in Connection With the Plan	—	24	—	—	—	24
Other Activity	—	—	—	—	2	2
Elimination of Predecessor Equity Balances	(1)	(6,757)	5,010	1,697	—	(51)
Issuance of New Ordinary Shares in Connection with the Plan to Creditors	—	2,837	—	—	—	2,837
Issuance of New Ordinary Shares to Prior Shareholders	—	29	—	—	—	29
Equity Value of Warrants	—	31	—	—	—	31
Fresh Start Adjustment to NCI	—	—	—	—	(8)	(8)
Balance at December 13, 2019 (Successor)	$—	$2,897	$—	$—	$34	$2,931
Net Income (Loss)	—	—	(26)	—	2	(24)
Other Comprehensive Income	—	—	—	9	—	9
Balance at December 31, 2019 (Successor)	$—	$2,897	$(26)	$9	$36	$2,916
The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2019 Form 10-K | 58

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period From	Period From
	12/14/19	1/1/2019	Years Ended
	through	through	December 31,
(Dollars in millions)	12/31/2019	12/13/2019	2018	2017
Cash Flows From Operating Activities:
Net Income (Loss)	$(24)	$3,684	$(2,791)	$(2,793)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	34	447	556	801
Goodwill Impairment	—	730	1,917	—
Gain on Settlement of Liabilities Subject to Compromise	—	(4,297)	—	—
Reorganization Items	—	(1,161)	—	—
Long-Lived Asset Impairments	—	20	151	928
Venezuelan Receivables Write-Down	—	—	—	230
Inventory Write-off and Other Related Charges	—	159	80	540
Asset Write-Downs and Other Charges	—	91	89	38
Employee Share-Based Compensation Expense	—	46	47	70
Currency Devaluation Charges	—	—	49	—
Bond Tender Premium	—	—	34	—
Gain on Sale Businesses, Net	—	(112)	—	(96)
Deferred Income Tax Provision (Benefit)	—	25	(79)	(25)
Warrant Fair Value Adjustment	—	—	(70)	(86)
Defined Benefit Pension Plan Gains	—	—	—	(47)
Other, Net	3	12	(35)	145
Change in Operating Assets and Liabilities, Net:
Accounts Receivable	36	(135)	(70)	(29)
Inventories	18	(215)	86	(37)
Accounts Payable	(79)	(72)	(90)	(2)
Other Assets and Liabilities, Net	73	31	(116)	(25)
Net Cash Provided by (Used in) Operating Activities	$61	$(747)	$(242)	$(388)

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2019 Form 10-K | 59

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Successor	Predecessor
	Period From	Period From
	12/14/19	1/1/2019	Years Ended
	through	through	December 31,
(Dollars in millions)	12/31/2019	12/13/2019	2018	2017
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	$(20)	$(250)	$(186)	$(225)
Acquisition of Assets Held for Sale	—	—	(31)	(244)
Acquisitions of Businesses, Net of Cash Acquired	—	—	4	(7)
Acquisition of Intangible Assets	(1)	(13)	(28)	(15)
Proceeds (Payment) from Disposition of Businesses and Investments	7	328	257	429
Proceeds from Disposition of Assets	—	84	106	51
Other Investing Activities	—	—	—	(51)
Net Cash Provided by (Used in) Investing Activities	$(14)	$149	$122	$(62)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	$—	$1,600	$586	$250
Borrowings on Debtor in Possession (“DIP”) Credit Agreement	—	1,529	—	—
Repayment on DIP Credit Agreement upon Emergence	—	(1,529)	—	—
Repayments of Long-term Debt	(1)	(318)	(502)	(69)
Borrowings (Repayments) of Short-term Debt, Net	(1)	(347)	158	(128)
DIP Financing Fees and Payments on Backstop Agreement	—	(137)	—	—
Bond Tender Premium	—	—	(34)	—
Other Financing Activities, Net	—	(49)	(40)	(33)
Net Cash Provided by (Used in) Financing Activities	$(2)	$749	$168	$20
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	1	(59)	6
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	46	152	(11)	(424)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	754	602	613	1,037
Cash, Cash Equivalents and Restricted Cash at End of Period	$800	$754	$602	$613

Supplemental Cash Flow Information
Interest Paid	$—	$272	$584	$538
Income Taxes Paid, Net of Refunds	$2	$89	$99	$87
Non-Cash Financing Obligations	$—	$19	$23	$24

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2019 Form 10-K | 60

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Weatherford International plc (“Weatherford Ireland”), an Irish public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a multinational oilfield service company. Weatherford is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. We operate in approximately 80 countries, which are located in virtually all of the major oil and natural gas producing regions in the world. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

The authorized share capital of Weatherford includes 1.356 billion ordinary shares with a par value of $0.001 per share. While our ordinary shares remain registered on the New York Stock Exchange (the “NYSE”), the NYSE suspended trading in our ordinary shares in May 2019 and our appeal of that suspension is pending. Since our emergence from bankruptcy, our ordinary shares have been quoted on the OTC Pink Marketplace under the symbol “WFTLF”.

Principles of Consolidation

We consolidate all wholly owned subsidiaries, controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary. At December 31, 2019, we had a variable interest entity related to our subsidiaries in Mexico held in trust during our bankruptcy proceedings. Subsequently, in January 2020, the trust was dissolved. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation, including those related to the adoption of new accounting standards. Prior year net income and shareholders’ deficiency were not affected by these reclassifications. See subsection entitled “New Accounting Pronouncements” for additional details.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including those related to uncollectible accounts receivable, lower of cost or net realizable value of inventories, equity investments, derivative financial instruments, intangible assets and goodwill, property, plant and equipment (“PP&E”), leases, income taxes, self-insurance, foreign currency exchange rates, pension and post-retirement benefit plans, disputes, litigation, contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

For information about our use of estimates relating to Fresh Start Accounting, refer to Note 3 – Fresh Start Accounting for further details.

Bankruptcy and Fresh Start Accounting

On July 1, 2019 (the “Petition Date”), Weatherford Ireland, Weatherford International Ltd. (“Weatherford Bermuda”), and Weatherford International, LLC (“Weatherford Delaware”) (collectively, “Weatherford Parties”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Weatherford Parties obtained joint administration of their Chapter 11 cases under the caption In re Weatherford International plc, et al., Case No. 19-33694 (“Cases”). On September 11, 2019 the Plan, as amended, was confirmed by the Bankruptcy Court and on December 13, 2019 (“Effective Date” or “Fresh Start Reporting Date”) after all conditions to effectiveness were satisfied, we emerged from bankruptcy after successfully completing the reorganization pursuant to the Plan.

Weatherford International plc – 2019 Form 10-K | 61

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

The Consolidated Financial Statements included herein have been prepared as if we are a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (“ASC 852”).

During bankruptcy we segregated liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 proceedings and classified these items as “Liabilities Subject to Compromise” with respect to the Predecessor (as defined below) as shown in “Note 3 – Fresh Start Accounting”. In addition, we have classified all income, expenses, gains or losses that were incurred or realized as a result of the Chapter 11 proceedings as “Reorganization Items” in our Consolidated Statements of Operations through the Effective Date.

In accordance with ASC 852, we qualified for and adopted fresh start accounting (“Fresh Start Accounting”) upon emergence from Chapter 11, at which point we became a new entity for financial reporting because (i) the holders of the then existing ordinary shares of the Predecessor company received less than 50% of the new ordinary shares of the Successor company outstanding upon emergence and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

Upon adoption of Fresh Start Accounting as reflected in “Note 3 – Fresh Start Accounting,” the reorganization value derived from the enterprise value associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values (except for deferred income taxes), with the remaining excess value allocated to Goodwill in accordance with ASC 805 – Business Combinations. Deferred income tax amounts were determined in accordance with ASC 740 – Income Taxes. The Effective Date fair values of the Company’s assets and liabilities differ materially from their recorded values as reflected on the Predecessor balance sheets.

References to “Predecessor” relate to the Consolidated Balance Sheets as of December 31, 2018, and Consolidated Statements of Operations for the year ended December 31, 2018 and 2017 and for the period from January 1, 2019 through and including the adjustments from the application of Fresh Start Accounting on December 13, 2019 (“Predecessor Period”). References to “Successor” relate to the Consolidated Balance Sheets of the reorganized Company as of December 31, 2019 and Consolidated Statements of Operations from December 14, 2019 through December 31, 2019 (“Successor Period”) and are not comparable to the Consolidated Financial Statements of the Predecessor as indicated by the “black line” division in the financials and footnote tables, which emphasizes the lack of comparability between amounts presented. In addition, Note 3 – Fresh Start Accounting provides a summary of the Consolidated Balance Sheets as of December 13, 2019 in the first column, and then presents adjustments to reflect the Plan and fresh start impacts to derive the opening Successor Consolidated Balance Sheets as of December 13, 2019. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and “Note 3 – Fresh Start Accounting” for additional details regarding the bankruptcy.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Our restricted cash balance of $182 million as of December 31, 2019 primarily includes cash collateral for certain of our letters of credit facilities and cash escrowed for the payment of bankruptcy professional fees. We had no restricted cash balances as of December 31, 2018.

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

Major Customers and Credit Risk

Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and

Weatherford International plc – 2019 Form 10-K | 62

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

industry conditions. We perform on-going credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain allowances for potential credit losses. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of our international sales are to large international or national oil companies and these sales have resulted in a concentration of receivables from certain national oil companies. As of December 31, 2019, the Eastern Hemisphere accounted for 53% of our net outstanding accounts receivables and the Western Hemisphere accounted for 47% of our net outstanding accounts receivables. As of December 31, 2019, our net outstanding accounts receivable in the U.S. accounted for 14% of our balance and Mexico accounted for 17% of our balance. No other country accounted for more than 10% of our net outstanding accounts receivables balance. During 2019, 2018 and 2017, no individual customer accounted for more than 10% of our consolidated revenues.

Inventories

Inventory held as of our emergence date was remeasured to fair value. Refer to Note 3 – Fresh Start Accounting for further details.

We value our inventories at the lower of cost or net realizable value using either the first-in, first-out (“FIFO”) or average cost method. Cost represents third-party invoice or production cost. Production cost includes material, labor and manufacturing overhead. Work in process and finished goods inventories include the cost of materials, labor and manufacturing overhead. To maintain a book value that is the lower of cost or net realizable value, we regularly review inventory quantities on hand and maintain reserves for excess, slow moving and obsolete inventory.

Property, Plant and Equipment

PP&E held as of our emergence date was remeasured to fair value. Refer to Note 3 – Fresh Start Accounting for further details.

PP&E, both owned and under finance leases, is carried at cost less accumulated depreciation. The carrying values are based on our estimates and judgments relative to capitalized costs, useful lives and salvage value, where applicable. We expense maintenance and repairs as incurred. We capitalize expenditures for improvements as well as renewals and replacements that extend the useful life of the asset. We depreciate our fixed assets on a straight-line basis over their estimated useful lives, allowing for salvage value where applicable.

The estimated useful lives of our major classes of PP&E are as follows:

Major Classes of Property, Plant and Equipment	Predecessor and Future PP&E Estimated Useful Lives
Buildings and leasehold improvements	10 – 40 years or lease term
Rental and service equipment	2 – 15 years (3 – 10 years for assets added after emergence)
Machinery and other	2 – 12 years

Assets Held for Sale

We consider businesses or assets to be held for sale when all of the following criteria are met: (a) management commits to a plan to sell the business or asset; (b) the business or asset is available for immediate sale in its present condition; (c) actions required to complete the sale of the business or asset have been initiated; (d) the sale of the business or asset is probable and we expect the completed sale will occur within one year; (e) the business or asset is actively being marketed for sale at a price that is reasonable given its current fair value; and, (f) it is unlikely that the plan to sell will be significantly modified or withdrawn.

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

Weatherford International plc – 2019 Form 10-K | 63

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Goodwill and Intangible Assets

Goodwill represents the excess of consideration paid (or with respect to Fresh Start Accounting, the excess of reorganization value) over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is evaluated for impairment. We perform an impairment test for goodwill annually as of October 1 or more frequently if indicators of potential impairment exist that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. We have the option to assess qualitative factors to determine if it is necessary to perform the quantitative step of the impairment test. If it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, further testing is not required. If it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we must perform the quantitative goodwill impairment test. We also have the unconditional option to bypass the qualitative assessment at any time and perform the quantitative step. The quantitative step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. If the carrying value of a reporting unit’s goodwill were to exceed its fair value, goodwill impairment is recognized as the difference to the extent of the goodwill balance.

With respect to the Successor and as a result of Fresh Start Accounting, our newly established identifiable intangible assets included developed technologies and our trade name. With respect to the Predecessor, our identifiable intangible assets were acquired technology, licenses, patents, customer relationships and other identifiable intangible assets. Successor identifiable intangible assets are amortized on a straight-line basis over their estimated economic lives generally ranging from 5 to 10 years. As many areas of our business rely on patents and proprietary technology, we seek patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. We capitalize patent defense costs when we determine that a successful defense is probable.

Long-Lived Assets

Long-lived assets held as of our emergence date were remeasured to fair value. Refer to Note 3 – Fresh Start Accounting for further details.

Long-lived assets at recorded at cost and reviewed on a regular basis to determine whether any events or changes in circumstances indicate the carrying amount of the assets or asset group may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset or asset group, a significant change in the long-lived asset’s physical condition, the introduction of competing technologies, legal challenges, a reduction in the utilization rate of the assets, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset or asset group may not be recoverable, we determine whether an impairment has occurred through analysis of undiscounted cash flow of the asset or asset group at the lowest level that has an identifiable cash flow. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset or asset group. We estimate the fair value of the asset or asset group using market prices when available or, in the absence of market prices, based on an estimate of discounted cash flows or replacement cost. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset.

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

Foreign Currency

Results of operations for our foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included in “Accumulated Other Comprehensive Income (Loss)”, a component of Shareholders’ Equity (Deficiency).

For our subsidiaries that have a functional currency that differs from the currency of their balances and transactions, inventories, PP&E and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured

Weatherford International plc – 2019 Form 10-K | 64

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

into the functional currency using historical exchange rates. All monetary assets and liabilities are remeasured into the functional currency at current exchange rates. All revenues and expenses are translated into the functional currency at average exchange rates. Remeasurement gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. We record net foreign currency gains and losses on foreign currency derivatives (see “Note 16 – Derivative Instruments”) in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations. Devaluation charges on foreign currencies when incurred are reported in “Currency Devaluation Charges” on the accompanying Consolidated Statements of Operations.

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

Leases

We lease certain facilities, land, vehicles, and equipment. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Beginning January 1, 2019, operating right of use (“ROU”) assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. We determine if an arrangement is classified as a lease at inception of the arrangement. As most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate, together with the lease term information available at commencement date of the lease, in determining the present value of lease payments, which is updated on a quarterly basis. For adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) issued by the Financial Accounting Standards Board (“FASB”) in February 2016 and the series of related updates that followed (collectively referred to as “Topic 842”), we used the December 31, 2018 incremental borrowing rate, for operating leases that commenced prior to December 31, 2018. For certain equipment leases, such as copiers and vehicles, we account for the leases under a portfolio method. Operating lease payments include related options to extend or terminate lease terms that are reasonably certain of being exercised.

Upon emergence from bankruptcy on December 13, 2019, our lease liabilities were remeasured to fair value using the present value of the remaining lease payments as if we acquired new leases. The remeasurement was based on our incremental borrowing rate as of December 13, 2019. Additionally, the ROU assets were revalued based upon the present value of market-based rent. The remeasurement of our ROU assets was based on the market discount rate as of December 13, 2019.

See “Note 4 – New Accounting Pronouncements” and “Note 12 – Leases” for details on the impact of adopting the new leasing guidance.

Disputes, Litigation and Contingencies

We accrue an estimate of costs to resolve certain disputes, legal matters and contingencies when a loss on these matters is deemed probable and reasonably estimable. For matters not deemed probable or not reasonably estimable, we have not accrued any amounts. Our contingent loss estimates are based upon an analysis of potential results, assuming a combination of possible litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the associated issues.

Weatherford International plc – 2019 Form 10-K | 65

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Revenue Recognition

The majority of our revenue is derived from short term contracts. Subsequent to January 1, 2018, we account for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all of the related amendments, collectively referred to as “Topic 606”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. As of January 1, 2018, we adopted the Topic 606 revenue recognition guidance and the comparative period information for 2017 has not been adjusted and continues to be reported under the previous revenue standard, the primary accounting policies for which are discussed below.

Our services and products are generally sold based upon purchase orders, contracts or other legally enforceable arrangements with our customers that included fixed or determinable prices but do not generally include right of return provisions or other significant post-delivery obligations. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications. Prior to the adoption of Topic 606, revenue was recognized for products when persuasive evidence of an arrangement existed, sales prices were fixed and determinable, title passed to the customer, collectability was reasonably assured, delivery occurred as directed by our customer and when the customer assumed the risks and rewards of ownership. Revenue was recognized for services when they are rendered. Both contract drilling and pipeline service revenue is contractual by nature and generally governed by day-rate based contracts. We recognized revenue for day-rate contracts as the services were rendered. See “Note 23 – Revenues” for details on revenue recognition disclosures.

The unmanned equipment that we lease to customers as operating leases consist primarily of drilling rental tools and artificial lift pumping equipment. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets (including unbilled receivables), and customer advances and deposits (contract liabilities classified as deferred revenues). Receivables for products and services with customers, under Topic 606, are included in “Accounts Receivable, Net,” contract assets are included in “Other Current Assets” and contract liabilities are included in “Other Current Liabilities” on our Consolidated Balance Sheets.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our major product lines: Production, Completions, Drilling and Evaluation, and Well Construction.

Generally, under Topic 606 our revenue is recognized for services over time as the services are rendered and we primarily utilize an output method such as time elapsed or footage drilled which coincides with how customers receive the benefit. Both contract drilling and pipeline service revenue is contractual by nature and generally governed by day-rate based contracts. Revenue is recognized on product sales at a point in time when control passes and is generally upon delivery but is dependent on the terms of the contract.

Our services and products are generally sold based upon purchase orders, contracts or call-out work orders that include fixed per unit prices or variable consideration but do not generally include right of return provisions or other significant post-delivery obligations. We generally bill our sales of services and products upon completion of the performance obligation. Product sales are billed and recognized when control passes to the customer. Our products are produced in a standard manufacturing operation, even

Weatherford International plc – 2019 Form 10-K | 66

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

if produced to our customer’s specifications. Revenues are recognized at the amount to which we have the right to invoice for services performed. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer and record as a contract liability. We defer revenue recognition on such payments until the products or services are delivered to the customer.

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

We provide certain assurance warranties on product sales which range from one to five years but do not offer extended warranties on any of our products or services. These assurance warranties are not separate performance obligations thus no portion of the transaction price is allocated to our obligations under the assurance warranties.

Earnings (Loss) per Share

Basic earnings (loss) per share for all periods presented equals net income (loss) divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares and performance units, when applicable.

Unvested share-based payment awards and other instruments issued by the Company that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings per share following the two-class method. Accordingly, we included restricted share awards and the outstanding warrant until it expired on May 21, 2019, which contained the right to receive dividends, in the computation of both basic and diluted earnings per share when dilutive.

Weatherford International plc – 2019 Form 10-K | 67

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

2. Emergence from Chapter 11 Bankruptcy Proceedings

Restructuring Support Agreement; Voluntary Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

On May 10, 2019, the Weatherford Parties entered into the Restructuring Support Agreement (“RSA”) with certain holders of our unsecured notes (“Consenting Creditors”), setting forth, subject to certain conditions, the terms of the proposed capital financial restructuring of the Company (“Transaction”). The RSA included certain milestones for the progress of the upcoming court proceedings, which included the dates by which the Weatherford Parties were required to, among other things, obtain certain court orders and complete the Transaction. In addition, the parties to the RSA had the right to terminate the RSA and their support for the Transaction under certain circumstances.

On June 28, 2019, the Weatherford Parties commenced a solicitation for acceptance of their prepackaged plan of reorganization (“Plan”) by causing the Plan and the corresponding disclosure statement to be distributed to certain creditors of the Company that were entitled to vote on the Plan. On July 1, 2019, Weatherford Ireland, Weatherford Bermuda, and Weatherford Delaware, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Cases”).

Payments Due on Certain Indebtedness

The Weatherford Parties’ 7.75% Senior Notes due 2021, 8.25% Senior Notes due 2023 and 6.80% Senior Notes due 2037 (together, “Certain Senior Notes”) provided for an aggregate $69 million interest payment that became due on June 15, 2019. The applicable indenture governing the Certain Senior Notes provided a 30-day grace period that extended the latest date for making this interest payment to July 16, 2019, before an event of default would occur under the applicable indenture. The Weatherford Parties elected to not make this interest payment on the due date and to utilize the 30-day grace period provided by the indentures. As a result of filing the Cases on July 1, 2019, an event of default occurred under each indenture governing these unsecured notes, which automatically accelerated maturity of the principal, plus any accrued and unpaid interest, on such series of unsecured notes and certain other obligations of the Weatherford Parties. Any efforts to enforce such payment obligations under the unsecured notes or other accelerated obligations of the Weatherford Parties were automatically stayed as a result of the Cases, and the creditors’ rights of enforcement in respect of the unsecured notes and other accelerated obligations of the Weatherford Parties were subject to the applicable provisions of the Bankruptcy Code. In addition, all of the Weatherford Parties’ prepetition unsecured senior notes and related unpaid interest were classified as “Liabilities Subject to Compromise” on our Consolidated Balance Sheets during bankruptcy as further defined herein and in subsequent disclosures throughout and with respect to the Predecessor as shown in “Note 3 – Fresh Start Accounting”.

The Weatherford Parties’ Term Loan Agreement required a quarterly payment of $12.5 million plus interest that became due on June 30, 2019. On July 1, 2019, the Weatherford Parties and the Term Loan Lenders entered into a Term Loan Forbearance Agreement where the lenders agreed to forbear from exercising their rights and remedies available to them, including the right to accelerate any indebtedness, for a specified period of time. On July 3, 2019, all unpaid principal and interest under the Term Loan Agreement were repaid in full. See discussion below.

Forbearance Agreements

On July 1, 2019, the Weatherford Parties and the Credit Agreement Lenders under the Amended and Restated Credit Agreement (the “A&R Credit Agreement”), dated as of May 9, 2016, among WOFS Assurance Limited and Weatherford Bermuda, as borrowers, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto entered into a forbearance agreement (the “Credit Agreement Forbearance Agreement”) with respect to certain defaults under the A&R Credit Agreement, including those arising from the Weatherford Parties’ commencement of the Cases. Specifically, under the Credit Agreement Forbearance Agreement, the Credit Agreement Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. Under the terms of the Credit Agreement Forbearance Agreement, the Weatherford Parties paid a fee for the ratable account of the Credit Agreement Lenders in an amount equal to 0.25% on the outstanding principal amount of the loans and total letter of credit exposure under the A&R Credit Agreement. Additionally, (i) to the extent such entities were not already guarantors under the A&R Credit Agreement, all subsidiaries of the Company who were guarantors under the DIP Credit Agreement (defined below) joined as guarantors under the A&R Credit Agreement and (ii) all U.S. and Canadian subsidiaries of the Company granted a second lien security interest in favor of the Credit Agreement Lenders in the same assets that such U.S. and Canadian subsidiaries pledged a first lien security interest in under the DIP Credit Agreement; provided that the aggregate amount of the guaranteed obligations to be secured under the A&R Credit Agreement did not exceed $100 million; and provided, further, that if the obligations under the A&R Credit Agreement were not paid in full by our emergence date, as amended, such second lien security

Weatherford International plc – 2019 Form 10-K | 68

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

interest of the Credit Agreement Lenders shall automatically transition from second liens to pari passu liens with the liens under the DIP Credit Agreement.

On July 1, 2019, the Weatherford Parties and the Term Loan Lenders under the Term Loan Agreement, dated as of May 4, 2016, among Weatherford Bermuda, as borrower, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”) entered into a forbearance agreement (the “Term Loan Forbearance Agreement”) with respect to certain defaults under the Term Loan Agreement. Specifically, under the Term Loan Forbearance Agreement, the Term Loan Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. On July 3, 2019, the Company repaid in full its outstanding indebtedness under the Term Loan.

On July 1, 2019, the Weatherford Parties and the 364-Day Lenders under the 364-Day Revolving Credit Agreement, dated August 16, 2018, among Weatherford Bermuda, as borrower, the other borrowers party thereto, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (“364-Day Credit Agreement”) entered into a forbearance agreement (the “364-Day Revolving Forbearance Agreement”) with respect to certain defaults under the 364-Day Credit Agreement. Specifically, under the 364-Day Revolving Forbearance Agreement, the 364-Day Lenders agreed to forbear from exercising their rights and remedies available to them due to the Specified Defaults defined in the agreement, including the right to accelerate any indebtedness, for a specified period of time. On July 3, 2019, the Company repaid in full its outstanding indebtedness under the 364-Day Revolving Credit Agreement.

On July 1, 2019, the Weatherford Parties and three lenders under the DIP Credit Agreement (the “Swap Counterparties”) each party to a hedging agreement with Weatherford Bermuda for the purpose of hedging foreign currency exposure incurred by the Weatherford Parties (each, a “Swap Agreement” and, collectively, the “Swap Agreements”) entered into a consent to swap agreement termination forbearance (the “Swap Forbearance Agreement”) with respect to certain defaults under the Swap Agreements. Specifically, under the Swap Forbearance Agreement, the Swap Counterparties agreed to forbear from exercising their rights and remedies available to them due to certain Events of Default and Termination Events defined in the agreements for a specified period of time. On July 3, 2019, the Weatherford Parties entered into amended and restated Swap Agreements with such Swap Counterparties to govern existing and future foreign currency transactions entered into with such Swap Counterparties.

Backstop Commitment Agreement

On July 1, 2019, the Weatherford Parties and the commitment parties thereto (the “Initial Commitment Parties”) entered into a Backstop Commitment Agreement. Pursuant to the terms of the Plan, and subject to approval by the Bankruptcy Court in connection with confirmation of the Plan, the Company agreed to offer to holders of its existing unsecured notes, including the Commitment Parties, subscription rights to purchase the Exit Notes in aggregate principal amount of $1.25 billion, upon the Company’s emergence from bankruptcy. On September 9, 2019, the Weatherford Parties, certain of the Initial Commitment Parties and certain additional commitment parties (the “Additional Commitment Parties” and, together with the Initial Commitment Parties, the “Commitment Parties”) entered into an amendment to the Backstop Commitment Agreement. The Backstop Commitment Agreement Amendment provided for (i) the joinder of the Additional Commitment Parties to the Backstop Commitment Agreement, (ii) the increase in the backstop commitment by $350 million (the “Increased Commitment”) from $1.25 billion to up to $1.6 billion, and (iii) an amendment to the Backstop Commitment Agreement to account for the changes reflected in the Third RSA Amendment.

Subject to the terms and conditions contained in the Backstop Commitment Agreement, the Consenting Creditors agreed to purchase any Exit Notes that were not duly subscribed for pursuant to the rights offering at a price equal to $1,000 per $1,000 in principal amount of the Exit Notes purchased by such Commitment Party. On July 1, 2019, as consideration for the commitment, the Weatherford Parties made an aggregate payment of $62.5 million in cash to the Commitment Parties. Except under certain circumstances set forth in the Backstop Commitment Agreement, the payment was non-refundable, regardless of the principal amount of unsubscribed Exit Notes (if any) purchased by the Commitment Parties. As consideration for the Increased Commitment agreed to on September 9, 2019, the Weatherford Parties made an aggregate payment of $18.7 million in cash to certain of the Commitment Parties upon our emergence date. Subject to certain termination rights, the payment was non-refundable, regardless of the principal amount of unsubscribed Exit Notes (if any) purchased by the Commitment Parties.

The transactions contemplated by the Backstop Commitment Agreement were conditioned upon the satisfaction or waiver of customary conditions for transactions of this nature, including, without limitation, that (i) the Bankruptcy Court shall have approved the rights offering, (ii) the Bankruptcy Court shall have confirmed the Plan and (iii) the rights offering shall have been conducted, in all material respects, in accordance with the approval of the Bankruptcy Court, the Plan and the Backstop Commitment Agreement.

Weatherford International plc – 2019 Form 10-K | 69

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Debtor in Possession Credit Agreement

On July 3, 2019, the Weatherford Parties entered into a senior secured superpriority debtor in possession credit agreement (the “DIP Credit Agreement”). The DIP Credit Agreement had two debtor in possession (“DIP”) facilities to provide liquidity during the pendency of the Cases. The facilities consisted of (a) a DIP revolving credit facility in the principal amount of up to $750 million provided by banks or other lenders and (b) a DIP term loan facility in the amount of up to $1.0 billion, which was fully backstopped by the Consenting Creditors. The DIP Credit Agreement matured on the earlier of (i) the date that is 12 months after the Weatherford Parties’ entry into the DIP Credit Agreement or (ii) the date of completion of the Transaction. The DIP Credit Agreement bore interest (i) with respect to Eurodollar borrowings, based on an adjusted LIBOR rate plus an applicable margin of 3.00%, with a 0.00% LIBOR floor and (ii) with respect to alternate base rate borrowings, a base rate plus an applicable margin of 2.00%. In addition to paying interest on outstanding principal amounts under the DIP Credit Agreement, the Weatherford Parties were required to pay an unused commitment fee to the revolving facility lenders in respect of the unutilized DIP revolving facility commitments at a rate equal to 0.375% per annum on the average daily amount of the unutilized revolving facility commitments.

The DIP Credit Agreement included a minimum liquidity covenant of $150 million and was secured by substantially all the personal assets and properties of the Weatherford Parties and certain of their subsidiaries. The DIP Credit Agreement was also guaranteed on an unsecured basis by certain other subsidiaries of the Weatherford Parties. Through the term of the DIP Credit Agreement, we were in compliance with our covenants under the DIP Credit Agreement.

On July 3, 2019, the Weatherford Parties borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds were used to repay certain prepetition indebtedness, cash collateralize certain obligations with respect to letters of credit and similar instruments and finance the working capital needs and general corporate purposes of the Weatherford Parties and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement. In addition, the Company cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 13 – Short-term Borrowings and Other Debt Obligations” for additional details. We repaid our DIP Credit Agreement borrowings in full on the Effective Date.

Amended RSA; Plan Confirmation

On August 23, 2019, the Weatherford Parties entered into the second amendment of the RSA (the “Second RSA Amendment”) with certain of the noteholders, and certain equity holders who collectively held approximately 208 million shares of the Weatherford’s outstanding ordinary shares (the “Consenting Equity Holders”) which joined the Consenting Equity Holders as parties to the RSA. In addition, it provided for the payment of $250 thousand to the Consenting Equity Holders’ counsel and amended the terms of the new warrants to be issued under the Plan to the holders of the Company’s existing ordinary shares. The amended new warrant terms include extending the maturity date of the warrants to four years after the effective date of the Plan and reduced the exercise price.

Pursuant to the terms of the Third RSA Amendment, the Weatherford Parties agreed to issue a single tranche of up to $2.1 billion aggregate principal amount of new unsecured notes (“Exit Notes”) upon emergence from bankruptcy, consisting of up to $1.6 billion of Exit Notes were issued for cash to holders of subscription rights issued in a rights offering (the “Exit Rights Offering Notes”) and to holders of Unsecured Notes Claims and $500 million of Exit Notes issued on a pro rata basis (the “Exit Takeback Notes”). The Exit Notes were issued in lieu of the two tranches of new unsecured notes in aggregate principal amount of $2.5 billion previously contemplated by the original RSA. The Exit Notes bear interest at a rate of 11% per annum and otherwise generally have the terms set forth in the form of New Senior Unsecured Notes Indenture (“Notes Indenture”) with modifications to reflect the amendments contemplated by the Third RSA Amendment, the removal of the 125% of Consolidated Cash Flow prong in the Notes Indenture and the addition of a covenant requiring the Company to use commercially reasonable efforts to obtain and maintain a rating for the Exit Notes from both Standard & Poor’s and Moody’s Investors Service.

On September 11, 2019, the Transaction was approved through the confirmation of the Plan filed in the Cases.

Weatherford International plc – 2019 Form 10-K | 70

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

The amended RSA and the confirmed Plan contemplated a comprehensive deleveraging of our balance sheet and provided, in pertinent part, as follows (as further described in later paragraphs):

•
Our existing unsecured notes would be cancelled and exchanged for 99% of the ordinary shares of the reorganized Company (“New Common Stock”) and the Weatherford Parties would issue a single tranche of up to $2.1 billion aggregate principal amount of new Exit Notes upon emergence from bankruptcy, consisting of up to $1.6 billion of Exit Rights Offering Notes (fully backstopped by Commitment Parties in the Backstop Commitment Agreement) issued for cash to holders of subscription rights issued in a rights offering and $500 million of Exit Takeback Notes issued on a pro rata basis with a five-year maturity.

•	All trade claims against the Company whether arising prior to or after the commencement of the Cases would be paid in full in the ordinary course of business.

•
Our existing equity would be cancelled and exchanged for 1% of the New Common Stock and four-year warrants to purchase 10% of the New Common Stock, both subject to dilution on account of the equity issued pursuant to the management incentive plan. The strike price of the warrants was expected to be set at an equity value at which the noteholders would receive a recovery equal to par as of the date of the commencement of the Cases in respect of the existing unsecured notes and all other general unsecured claims that were pari passu with the existing unsecured notes.

Our affiliates entities that did not file voluntary petitions under the Bankruptcy Code continued operating their businesses and facilities without disruption to customers, vendors, partners or employees. The Plan and first day relief provided that vendors and other unsecured creditors could continue to work with the non-debtor affiliates on existing terms and would be paid in the ordinary course of business (in the case of creditors of the Weatherford Parties, following consummation of the Plan). All existing customer and vendor contracts remained in place and were serviced in the ordinary course of business.

Weatherford Bermuda commenced provisional liquidation proceedings (“Bermuda Proceedings”) pursuant to the Bermuda Companies Act 1981 by presenting a winding up petition to the Supreme Court of Bermuda (“Bermuda Court”). The Bermuda Court appointed a provisional liquidator who acted as an officer of the Bermuda Court. The appointment of the provisional liquidator provided an automatic statutory stay of proceedings in Bermuda against Weatherford Bermuda and its assets. On the return date of September 6, 2019 for the Bermuda petition - similar to a second day hearing in a Chapter 11 proceeding - Weatherford Bermuda postponed its petition for a specified period, while the Cases were administered. Before the Weatherford Parties emerged from Chapter 11, Weatherford Bermuda, along with the provisional liquidator and subject to the direction of the Bermuda Court, convened meetings of the impaired creditors in order to consider and approve, if appropriate, a scheme of arrangement pursuant to the Bermuda Companies Act 1981. The terms of the approved Bermuda scheme mirrored the terms of the Plan and was a mechanism for ensuring that all of the impaired creditors of Weatherford Bermuda were bound by the terms of the Bermuda scheme. The Bermuda Scheme was effective as of November 25, 2019.

On September 23, 2019, Weatherford Ireland filed a petition under the Irish Companies Act 2014 in Ireland (“Irish Examinership Proceeding”) to seek approval for its scheme of arrangement following confirmation of the Plan in the U.S. The filing of the Irish Examinership Proceeding commenced a 100-calendar day protection period under Irish law, during which Weatherford Ireland had the benefit of protection against enforcement and other actions by its creditors. Weatherford Ireland continued operating its business in the ordinary course during the protection period. The approved terms of the Irish scheme mirrored the terms of the Plan. The Irish scheme was approved by the Irish High Court on December 12, 2019.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Weatherford Parties or their property to recover, collect or secure a claim arising prior to the date of the Cases. In addition, all of the Weatherford Parties’ prepetition unsecured senior notes and related unpaid interest were liabilities subject to compromise, further discussed below. Since the commencement of the Cases until emergence, the Weatherford Parties continued to operate their businesses as debtors-in-possession under the jurisdiction of and in accordance with the applicable provisions of the Bankruptcy Code, orders of the Bankruptcy Court, the Irish Examinership Proceeding and the Bermuda Proceeding.

Weatherford International plc – 2019 Form 10-K | 71

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Emergence

On the Effective Date of December 13, 2019, except as noted below:

(1)the Company amended and restated its certificate of incorporation and bylaws on December 10, 2019;
(2)the Company appointed new members to the Successor’s board of directors to replace the directors of the Predecessor;

(3)
all outstanding obligations under our unsecured senior and exchangeable notes were cancelled and the applicable agreements governing such obligations were terminated; for additional details see “Note 14 – Long-term Debt”;

(4)
the senior secured superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”) the Company previously entered into was paid in full and terminated; for additional details see “Note 13 – Short-term Borrowings and Other Debt Obligations”;

(5)	the Company issued a $2.1 billion aggregate principal amount of unsecured 11.00% Exit Notes due 2024; for additional details see “Note 14 – Long-term Debt”;

(6)
the Company entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent; for additional details see Note 13 – Short-term Borrowings and Other Debt Obligations;

(7)
the Company entered into a senior secured letter of credit agreement in an aggregate amount of $195 million (the “LC Credit Agreement”) for issuance of bid and performance letters of credit; for additional details see Note 13 – Short-term Borrowings and Other Debt Obligations;

(8)
the Company issued 69,999,954 shares of Successor new ordinary shares (“New Ordinary Shares”) to the holders of the Company’s existing senior notes and holders of the existing ordinary shares (“Old Ordinary Shares”); for additional details see “Note 20 – Shareholders’ Equity (Deficiency)”;

(9)
the Company issued warrants (the “New Warrants”), to holders of the Company’s existing Old Ordinary Shares, to purchase up to an aggregate of 7,777,779 New Ordinary Shares in the Company at an exercise price of $99.96 per ordinary share. The New Warrants are exercisable until the earlier of December 13, 2023 and the date of consummation of any liquidity event as defined in the Warrant Agreement; for additional details see “Note 20 – Shareholders’ Equity (Deficiency)”.

Prepetition Charges

Expenses, gains and losses that are realized or incurred before July 1, 2019 and in relation to the Cases are recorded under the caption “Prepetition Charges” on our Consolidated Statements of Operations. The $86 million of prepetition charges primarily consisted of professional and other fees related to the Cases.

Weatherford International plc – 2019 Form 10-K | 72

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Reorganization Items

Any expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and as a direct result of the Cases are recorded under “Reorganization Items” on our Consolidated Statements of Operations for the Predecessor and Successor Periods and consisted of the following:

	Successor	Predecessor
	Period From	Period From
	12/14/19	01/01/19
	through	through
Reorganization Gain (Expense) (Dollars in millions)	12/31/19	12/13/19
Gain on Settlement of Liabilities Subject to Compromise	$—	$4,297
Fresh Start Valuation Adjustments	—	1,434
Reorganization Items for Plan Effects (Non-Cash)	—	5,731

Unamortized Debt Issuance and Discount	$—	$(128)
Unamortized Interest Rate Derivative Loss	—	(8)
Reorganization Items (Non-Cash)	—	(136)

Backstop Commitment Fees	$—	$(81)
DIP Financing Fees	—	(56)
Professional Fees	(4)	(69)
Reorganization Fees	(4)	(206)

Total Reorganization Items	$(4)	$5,389

Reorganization Items (Fees) Unpaid	$30	$30
Reorganization Items (Fees) Paid	$4	$176

Weatherford International plc – 2019 Form 10-K | 73

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Liabilities Subject to Compromise

The Weatherford Parties’ prepetition principal balance on the Predecessor’s unsecured Senior and Exchangeable Senior Notes and related unpaid accrued interest as of the Petition Date were reclassified from “Long-term Debt” and “Other Current Liabilities”, respectively, to “Liabilities Subject to Compromise” on our Consolidated Balance Sheets on July 2, 2019 and during the bankruptcy proceedings at the amounts that were allowed as claims by the Bankruptcy Court. See also “Note 3 – Fresh Start Accounting” for further details. Upon emergence from bankruptcy, the liabilities subject to compromise of $7.6 billion were cancelled and the applicable agreements governing such obligations were terminated.

Predecessor
December 13,
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

The contractual interest expense on our Senior and Exchangeable Senior Notes is in excess of recorded interest expense on these notes by $257 million during the bankruptcy proceeding from the Petition Date until the Effective Date and was not included as interest expense on the Consolidated Statements of Operations for the Predecessor Period because the Company discontinued accruing interest subsequent to the Petition Date in accordance with ASC 852. We did not make any interest payments on our Senior and Exchangeable Senior Notes subsequent to the commencement of the Cases.

Weatherford International plc – 2019 Form 10-K | 74

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

3. Fresh Start Accounting

Fresh Start Accounting

Upon emergence from bankruptcy, we qualified for and adopted Fresh Start Accounting in accordance with ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes because (1) the holders of the then existing common shares of the Predecessor received less than 50 percent of the new common shares of the Successor outstanding upon emergence and (2) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

The reorganization value derived from the range of enterprise values associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values (except for deferred income taxes) with the remaining excess value allocated to goodwill in accordance with ASC 805 – Business Combinations. The amount of deferred income taxes recorded was determined in accordance with ASC 740 – Income Taxes. The Effective Date fair values of the Company’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets.

Reorganization Value

Under ASC 852, the Successor determined a value to be assigned to the equity of the emerging entity as of the date of adoption of Fresh Start Accounting. Based on the Company’s revised projections filed with the SEC on a Form 8-K on October 7, 2019 and October 16, 2019, management and its investment bankers reassessed the value of the Company, resulting in an estimated range of enterprise value between $4.5 billion and $6.0 billion. The Company engaged third-party valuation advisors to assist in determining a point estimate of enterprise value within the range. Management concluded that the best point estimate of enterprise value was $4.5 billion. The Company engaged valuation experts to assist management in the allocation of such enterprise value to the assets and liabilities for financial reporting purposes based on management’s latest outlook as of the effective date. Based on this reassessment, the Company deemed it appropriate to use a final enterprise value of $4.5 billion for financial reporting purposes.

The following table reconciles the enterprise value to the estimated fair value of our Successor common shares as of the Fresh Start Reporting Date:

(Dollars in millions)	Fresh Start Reporting Date
Enterprise Value	$4,516
Plus: Cash and Cash Equivalents (includes $25 million cash collateral released from restricted cash on 12/17/19)	518
Less: Fair Value of Debt	(2,103)
Fair Value of Successor Equity	$2,931

The following table reconciles the enterprise value to the reorganization value of the Successor’s assets to be allocated to the Company’s individual assets as of the Fresh Start Reporting Date:

(Dollars in millions)	Fresh Start Reporting Date
Enterprise Value	$4,516
Plus: Cash and Cash Equivalents (includes $25 million cash collateral released from restricted cash on 12/17/19)	518
Plus: Current Liabilities Excluding Short-term Borrowings and Current Portion of Long-term Debt	1,707
Plus: Non-current Liabilities Excluding Long-term Debt	627
Reorganization Value of Successor’s Assets to be Allocated	$7,368

With the assistance of third-party valuation advisors, we determined the enterprise and corresponding equity value of the Successor using various valuation methods, including: (i) a calculation of the present value of future cash flows based on our financial projections, and (ii) a peer group trading analysis. The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in our valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the financial projections, the

Weatherford International plc – 2019 Form 10-K | 75

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, we cannot assure you that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.

Valuation Process

The fair values of the Company’s principal assets, including inventory, rental and service equipment, real property, and intangible assets were estimated with the assistance of third-party valuation advisors. In addition, we also estimated the fair value of the Company’s lease liabilities, Exit Notes, and New Warrants issued.

Inventory

The fair value of the inventory was determined by using both a cost approach and income approach. Inventory was segregated into raw materials, spare parts, work in process (“WIP”), and finished goods. Fair value of raw materials and spare parts inventory were determined using the cost approach. Fair value of WIP and finished goods inventory were determined by estimating the net realizable value of the inventory, adjusted for holding period before an item is sold. Additional obsolescence assessment was performed on the estimated fair value of inventory to determine if further adjustments were necessary.

Property, Plant and Equipment

Land, Buildings and Leasehold Improvements

The fair value of real property locations were estimated using the sales comparison (market) approach and cost approach. As part of the valuation process, the third-party advisors obtained information on the Company’s current usage, building type, year built, and history of major capital expenditures made by the Company. Certain site inspections were conducted and review of market information such as comparable sales and current listings were obtained for the Company’s largest sites. In addition, an obsolescence assessment for real property locations at the reporting unit level was reviewed to determine if adjustments to fair value estimates were needed.

Rental and Service Equipment, Machinery and Other

The fair values of rental and service equipment and machinery were estimated using a direct and indirect cost approach depending upon the asset type. The cost approach estimates fair value by considering the amount required to construct or purchase a new asset of equal utility at current prices, with adjustments for asset function, age, physical deterioration, and obsolescence. For certain assets, such as trucks, trailers and metalworking equipment, where an active secondary market exists, fair value was estimated using the market approach.

Intangible Assets

We applied the income approach methodology to estimate the value of developed and acquired technology and trade name (the “Intangible Assets”). The value of the Company’s trade name and developed and acquired technology were estimated through the relief from royalty method based on the present value of the cost savings realized due to the Company’s ownership of the assets. For acquired and developed technology, the present values of the hypothetical royalty savings were applied to revenue attributable to technologies after obsolescence. The hypothetical royalty savings percentage ranged from 1% to 7% of revenue depending on the segment, reporting unit and market differentiation the technologies. For the Company’s trade name, the present value of hypothetical royalty savings applied to revenue attributable to trade name ranged from 1.5% to 2% depending on the reporting unit. The present value of the after tax cash flows for all Intangible Assets were estimated based on a discount rate between 12.8% and 16%.

Lease liabilities and right of use assets

The fair value of lease liabilities was measured as the present value of the remaining lease payments, as if the lease were a new lease as of the Effective Date. The Company used its incremental borrowing rate (“IBR”) as the discount rate in determining the present value of the remaining lease payments, which is consistent with the market yield utilized in determining the fair value of the Company’s Exit Notes, discussed below. Based upon the corresponding lease term, the IBR ranged from 8.45% to 10.35%.

Weatherford International plc – 2019 Form 10-K | 76

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Upon emergence from bankruptcy on December 13, 2019, the ROU assets were revalued based upon the present value of market-based rent. The remeasurement of our ROU assets was based on the real estate market discount rate as of December 13, 2019.

Exit Notes

The fair value of the Exit Notes was estimated to approximate par value based on third-party valuation advisors’ analysis of the Company’s collateral coverage, financial metrics, and interest rate for the Exit Notes relative to market rates.

New Warrants

The fair value of the new warrants was estimated by applying a Black-Scholes model. The Black-Scholes model is a pricing model used to estimate the theoretical price or fair value for a European-style call or put option/warrant based on current stock price, strike price, time to maturity, risk-free rate, volatility, and dividend yield.

Consolidated Balance Sheet

The adjustments included in the following fresh start consolidated balance sheet reflect the effects of the transactions contemplated by the Plan and executed by the Company on the Fresh Start Reporting Date (reflected in the column “Reorganization Adjustments”), and fair value and other required accounting adjustments resulting from the adoption of Fresh Start Accounting (reflected in the column “Fresh Start Accounting Adjustments”). The explanatory notes provide additional information and significant assumptions with regard to the adjustments recorded and the methods used to determine the fair values.

Weatherford International plc – 2019 Form 10-K | 77

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

	As of December 13, 2019
				Fresh Start
		Reorganization		Accounting
(Dollars in millions)	Predecessor	Adjustments (1)		Adjustments		Successor
Assets:
Cash and Cash Equivalents	$641	$(148)	(2)	$—		$493
Restricted Cash	398	(137)	(3)	—		261
Accounts Receivable, Net	1,274	—		—		1,274
Inventories, Net	1,071	—		(84)	(17)	987
Other Current Assets	494	(4)	(4)	(14)	(18)	476
Total Current Assets	3,878	(289)		(98)		3,491

Property, Plant and Equipment, Net	1,838	—		289	(19)	2,127
Goodwill	—	—		239	(20)	239
Intangible Assets, Net	166	—		957	(21)	1,123
Other Non-current Assets	336	25	(5)	27	(22)	388
Total Assets	$6,218	$(264)		$1,414		$7,368

Liabilities:
Debtor in Possession Financing	$1,528	$(1,528)	(6)	$—		$—
Short-term Borrowings and Current Portion of Long-term Debt	319	(305)	(7)	(1)	(23)	13
Accounts Payable	667	(4)	(8)	—		663
Accrued Salaries and Benefits	263	—		—		263
Income Taxes Payable	214	—		—		214
Other Current Liabilities	618	(22)	(9)	(39)	(24)	557
Total Current Liabilities	3,609	(1,859)		(40)		1,710

Long-term Debt	60	2,097	(10)	(6)	(25)	2,151
Other Non-current Liabilities	518	—		58	(26)	576
Total Liabilities Not Subject to Compromise	4,187	238		12		4,437

Liabilities Subject to Compromise	7,634	(7,634)	(11)	—		—

Shareholders’ Equity (Deficiency):
Predecessor Ordinary Shares	1	(1)	(12)	—		—
Successor Ordinary Shares	—	—	(13)	—		—
Predecessor Capital in Excess of Par Value	6,733	(35)	(14)	(6,698)	(27)	—
Successor Capital in Excess of Par Value	—	2,897	(15)	—	(28)	2,897
Retained Earnings (Deficit)	(10,682)	4,271	(16)	6,411	(27)	—
Accumulated Other Comprehensive Income (Loss)	(1,697)	—		1,697	(27)	—
Weatherford Shareholders’ Equity (Deficiency)	(5,645)	7,132		1,410		2,897
Noncontrolling Interests	42	—		(8)	(28)	34
Total Shareholders’ Equity (Deficiency)	(5,603)	7,132		1,402		2,931
Total Liabilities and Shareholders’ Equity (Deficiency)	$6,218	$(264)		$1,414		$7,368

Weatherford International plc – 2019 Form 10-K | 78

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Reorganization Adjustments (Dollars in Millions)

Reorganization adjustments required in connection with the application of Fresh Start Accounting and the allocation of the enterprise value to our individual assets and liabilities by reporting unit resulted in the following Reorganization Adjustments.

(1)
Represent amounts recorded as of the Effective Date for the implementation of the Plan, including, among other items, settlement of the Predecessor’s liabilities subject to compromise, repayment of certain of the Predecessor’s debt, issuances of the Successor’s common shares, proceeds received from the Successor’s debt offering and transfer of restricted cash for the issuance of the Successor’s debt.

(2)	Net change in Cash and Cash Equivalents:

Proceeds from Exit Notes	$1,600
Cash Collateral Released	167
Payment in full on the DIP Credit Agreement and related unpaid interest	(1,531)
Payment in full on the A&R Credit Agreement and related unpaid interest	(306)
Payment to Escrow Remaining Professional Fees	(30)
Payment on Deferred Financing Fees for Exit Credit Agreements	(22)
Payments on Other Liabilities	(18)
Payment on Professional Fees not escrowed	(8)
Net Change in Cash and Cash Equivalents	$(148)

(3)	Net change in Restricted Cash:

Payment to Escrow Professional Fees	$30
Cash Collateral Released	(167)
Net Change in Restricted Cash	$(137)

(4)	Represents the reclass of amounts to deferred financing fees on the Exit Credit Agreements.

(5)	Net change in Other Non-current Assets include the following:

Payment on Deferred Financing Fees, Including Professional Fees, on the Exit Credit Agreements.	$22
Reclass of amounts from Other Current Assets to deferred financing fees on the Exit Credit Agreements.	4
Accrual of Deferred Financing Fees on the Exit Credit Agreements	1
Write-off of Deferred Financing Fees on the A&R Credit Agreement	(2)
Net Change in Other Non-current Assets	$25

(6)	Represents the payment in full on the DIP Credit Agreement Principal.

(7)	Represents the payment in full on the A&R Credit Agreement Principal.

(8)	The decrease in Accounts Payable represents the payment on professional fees offset by the accrual of deferred financing fees.

(9)	Net change in Other Current Liabilities include the following:

Payments of Other Liabilities	$(18)
Payment of Interest on the DIP Credit Agreement	(3)
Payment of Interest on the A&R Credit Agreement	(1)
Net Change in Other Current Liabilities	$(22)

Weatherford International plc – 2019 Form 10-K | 79

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

(10)
Changes in Long-term debt include the issuance of the unsecured 11.00% Exit Notes Due 2024 which is comprised of $1.6 billion of the Exit Rights Offering Notes and $500 million of the Exit Takeback Notes, offset by the accrual of deferred financing fees.

(11)	Liabilities Subject to Compromise to be settled in accordance with the Plan and the resulting gain were determined as follows:

Liabilities Subject to Compromise	$7,634
Distribution of equity to creditors	(2,837)
Issue Exit Takeback Notes to creditors	(500)
Gain on Settlement of Liabilities Subject to Compromise	$4,297

(12)	Represents the cancellation of Predecessor Ordinary Shares at Par Value.

(13)	Represents the issuance of New Ordinary Shares to Creditors and Prior Ordinary Share Holders at Par Value.

(14)	Net change in Predecessor Capital in Excess of Par Value include the following:

Acceleration of share-based compensation	$24
Cancellation of Predecessor Ordinary Shares	1
Issuance of New Ordinary Shares to Prior Ordinary Share Holders	(29)
Issuance of New Warrant to Prior Ordinary Share Holders	$(31)
Net Change in Predecessor Capital in Excess of Par Value	$(35)

(15)	Net change in Successor Capital in Excess of Par Value include the following:

Issuance of New Ordinary Shares to Creditors	$2,837
Issuance of New Warrant to Prior Ordinary Share Holders	31
Issuance of New Ordinary Shares to Prior Ordinary Share Holders	29
Net Change in Successor Capital in Excess of Par Value	$2,897

(16)	Net Change in Retained Deficit include the following:

Gain on Settlement of Liabilities Subject to Compromise	$4,297
Acceleration of share-based compensation	(24)
Write-off of deferred financing fees on the A&R Credit Agreement	(2)
Net Change in Retained Deficit	$4,271

Fresh Start Adjustments (Dollars in Millions)

(17)	Changes in Inventories, Net reflect the fair value adjustment of $84 million.

	Successor Fair Value	Predecessor Historical Value
Raw Materials, Components and Supplies	78	$78
Work in Process	51	55
Finished Goods	858	938
Totals	$987	$1,071

Weatherford International plc – 2019 Form 10-K | 80

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

(18)
Reflects the elimination of current deferred costs associated with contracts with customers of $10 million and the elimination of certain prepaid taxes of $4 million due to the adoption of Fresh Start Accounting.

(19)	Changes in Property, Plant and Equipment, Net reflect the fair value adjustment of $289 million.

	Successor Fair Value	Predecessor Historical Value
Land, Buildings and Leasehold Improvements	$569	$1,205
Rental and Service Equipment	1,280	4,697
Machinery and Other	278	1,543
	2,127	7,445
Less: Accumulated Depreciation	—	(5,607)
Property, Plant and Equipment, Net	$2,127	$1,838

(20)	Reflects the recognition of Goodwill.

(21)	Changes in Intangible Assets reflect the fair value adjustment of $957 million.

	Successor Fair Value	Predecessor Historical Value
Developed and Acquired Technology	$728	$74
Trade Name	395	—
Customer Relationships and Contracts	—	39
Other	—	53
Totals	$1,123	$166

(22)	Reflects the fair value adjustment to the increase the Company’s Right of Use Assets by $13 million and Non-current Deferred Tax Asset by $14 million.

(23)	Reflects the fair value adjustment to the Company’s current portion of financed lease obligations.

(24)
Reflects the fair value adjustments to (i) increase the current portion of operating lease obligations by $5 million, (ii) decrease deferred revenues associated with contracts with customers by $29 million, and (iii) decrease intangible liability by $15 million.

(25)	Reflects the fair value adjustment to the Company’s long-term portion of financed lease obligations.

(26)
Reflects the fair value adjustment to (i) increase the long-term portion of operating lease obligations by $22 million, (ii) decrease the intangible liability by $7 million, and (iii) record a Non-current Deferred Tax Liability of $43 million.

(27)	Reflects the cumulative impact of Fresh Start Accounting adjustments discussed herein and the elimination of Predecessor accumulated other comprehensive loss and Predecessor accumulated deficit.

(28)	Reflects the fair value adjustment to noncontrolling ownership interests in certain subsidiaries.

Weatherford International plc – 2019 Form 10-K | 81

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

4. New Accounting Pronouncements

Accounting Standards Adopted in 2019

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) issued by the FASB in February 2016 and the series of related updates that followed (collectively referred to as “Topic 842”), which requires a lessee to recognize a ROU lease asset and lease liability for all qualifying leases with terms longer than twelve months on the balance sheet, including those classified as operating leases under previously existing U.S. GAAP. The ASU also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors.

We elected to adopt Topic 842 using the modified retrospective approach. As such, comparative financial information for prior periods has not been restated and continues to be reported under the previous accounting guidance for those periods. We did not elect the hindsight practical expedient. See “Note 12 – Leases” for additional lease information and practical expedients elected.

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

In July 2017, the FASB issued ASU 2017-11, Part I Accounting for Certain Financial Instruments with Down Round Features, which amends the accounting for certain equity-linked financial instruments and states a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. For an equity-linked financial instrument no longer accounted for as a liability at fair value, the amendments require a down round to be treated as a dividend and as a reduction of income available to ordinary shareholders in basic earnings per share. We adopted this standard in the first quarter of 2019 on a retrospective basis and the adoption did not have a significant impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and other post-retirement benefit plans. We adopted ASU 2018-14 for the year ended December 31, 2019 and the adoption did not have a significant impact on the disclosures to our Consolidated Financial Statements.

Accounting Standards Issued Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The ASU is effective beginning with the first quarter of 2020, and early adoption is permitted. The ASU is required to be applied retrospectively, except the new Level 3 disclosure requirements which are applied prospectively. We evaluated the potential impact of this new standard and concluded that the adoption of the ASU will not have a significant impact on the disclosures to our Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable

Weatherford International plc – 2019 Form 10-K | 82

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

information to determine credit loss estimates. The guidance requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance applies to (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, and (ii) loan commitments and other off-balance sheet credit exposures. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We will adopt the new standard, including subsequent amendments, on the effective date of January 1, 2020. We evaluated the potential impact of this new standard and concluded that the adoption of the ASU will not have a significant impact on our Consolidated Financial Statements.

5. Accounts Receivable Factoring and Other Receivables

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. During the Successor Period, we sold accounts receivable of $7 million, recognized an insignificant loss and received cash proceeds of $7 million. In the 2019 Predecessor Period, we sold accounts receivable of $199 million, recognized a loss of $1 million and received cash proceeds of $186 million. For the full year 2019, we sold a total combined amount of accounts receivable of $206 million, recognized a loss of $1 million and received cash proceeds totaling $193 million on these sales. In 2018, we sold accounts receivables of $382 million, recognized a loss of $2 million and received cash proceeds totaling $373 million on these sales. In 2017, we sold accounts receivables of $227 million, recognized a loss of $1 million and received cash proceeds totaling $223 million on these sales. Our factoring transactions were recognized as sales, and the proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.

In the first quarter of 2017, we converted trade receivables of $65 million into a note from a customer with a face value of $65 million. The note had a three-year term at a 4.625% stated interest rate. During the second quarter of 2017, we sold the note for $59 million.

6. Inventories, Net

Inventories, net of reserves, by category were as follows:

	Successor	Predecessor
	December 31,	December 31,
(Dollars in millions)	2019	2018
Raw Materials, Components and Supplies	$78	$131
Work in Process	64	47
Finished Goods	830	847
	$972	$1,025

During the 2019 Predecessor Period, and years ended December 31, 2018 and 2017, we recognized inventory write-off and other related charges, including excess and obsolete charges, totaling $159 million, $80 million and $540 million, respectively. These charges were largely attributable to the downturn in the oil and gas industry, where certain inventory has been deemed commercially unviable or technologically obsolete considering current and future demand.

Weatherford International plc – 2019 Form 10-K | 83

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

7. Business Combinations and Divestitures

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

In the first quarter of 2019, we completed the final closings in a series of closings pursuant to the purchase and sale agreements (“Agreements”) entered into with ADES International Holding Ltd. (“ADES”). We entered into the Agreements in July of 2018 to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia, as well as two idle land rigs in Iraq, for an aggregate purchase price of $288 million to be completed in a series of closings. As a result of entering into certain purchase and sale agreements as asset sales, we recognized asset write-down charges of $58 million for deferred mobilization costs and other rigs related assets as such costs were no longer recoverable. During the third quarter of 2018, we recorded an $18 million charge to “Long-Lived Asset Impairments, Asset Write-Downs and Other” in our Consolidated Statements of Operations to correct an immaterial error relating to our estimates of recoverability of certain assets associated with the original and ongoing valuation of the assets and liabilities classified as held for sale associated with the planned disposition of our land drilling rig operations. We received the remaining gross proceeds of $72 million and recognized a loss of $6 million in the first quarter of 2019. The carrying amounts of net assets divested previously included in held for sale was $66 million. In the fourth quarter of 2018, we received gross proceeds of $216 million and recognized a loss of $9 million. The carrying amount of the assets and liabilities held for sale sold in 2018 totaled $253 million and $36 million, respectively, to include PP&E, inventory, accounts receivable and other assets and liabilities. The closings in the fourth quarter of 2018 were for our land drilling rigs operations in Kuwait and Saudi Arabia. We divested several of our remaining rig assets through separate asset sale agreements throughout 2019.

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

Weatherford International plc – 2019 Form 10-K | 84

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

See “Note 9 – Long-Lived Asset Impairments and Asset Write-Downs” for further details related to impairments and those specific to our land drilling rigs assets.

Held for Sale

During the second quarter of 2019, we reclassified remaining land drilling rigs held for sale assets of $53 million to assets held for use as the time required to close the recent land drilling rigs sales indicate that we may not be able to conclude that a sale is probable to occur in an appropriate timeline. However, we continue to pursue options to sell all of our remaining land drilling rigs operations and successfully divested several of our remaining rig assets through separate asset sale agreements throughout 2019. At December 31, 2019, assets qualifying as held for sale were insignificant.

At December 31, 2018, assets qualifying as held for sale totaled $265 million and liabilities held for sale totaled $17 million. These amounts primarily consisted of our surface data logging and laboratory services business held for sale (which was completed as of April 30, 2019) and our remaining land drilling rigs operations held for sale (which the unsold portions were reclassified back to held for use). During 2018 and 2017, there were no reclassifications from held for sale into held and used.
8. Property, Plant and Equipment, Net

Property, plant and equipment, net was composed of the following:

	Successor	Predecessor
	December 31,	December 31,
(Dollars in millions)	2019	2018
Land, Buildings and Leasehold Improvements	$571	$1,303
Rental and Service Equipment	1,296	4,869
Machinery and Other	280	1,700
	2,147	7,872
Less: Accumulated Depreciation	25	5,786
Property, Plant and Equipment, Net	$2,122	$2,086

Depreciation expense for the Successor Period was $25 million and was $386 million during the Predecessor Period, and $493 million and $749 million for the years ended December 31, 2018 and 2017, respectively.

Weatherford International plc – 2019 Form 10-K | 85

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

9. Long-Lived Asset Impairments and Asset Write-Downs

We recognized long-lived asset impairments of $20 million for the 2019 Predecessor Period to write-down our assets to the lower of carrying amount or fair value less cost to sell for our land drilling rigs. We had asset write-downs of $91 million for assets where there was low or no demand.

The long-lived asset impairments in 2019 were primarily related to our Western Hemisphere segment totaling $13 million and Eastern Hemisphere totaling $7 million. During the second quarter of 2019, we reclassified our remaining land drilling rigs assets back into held for use. The 2019 impairments were due to the sustained downturn in the oil and gas industry that resulted in us having to reassess our disposal groups for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. The Level 3 fair values of the long-lived assets were determined using a combination of the market and income approach. The market approach considered market sales values for similar assets. The unobservable inputs to the income approach included the assets’ estimated future cash flows and estimates of discount rates commensurate with the assets’ risks. See “Note 15 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the fair value determination used in the impairment calculation.

During 2018, we recognized long-lived asset impairments of $151 million, of which $141 million ($43 million in our Western Hemisphere segment and $98 million in our Eastern Hemisphere segment) was to write-down our land drilling rigs assets to the lower of carrying amount or fair value less cost to sell and the remaining $10 million, of which $3 million was in our Western Hemisphere and $7 million is in our Eastern Hemisphere segment) of charges were for land drilling rigs assets charges not in held for sale. See “Note 7 – Business Combinations and Divestitures” for more details. The 2018 impairments were due to the sustained downturn in the oil and gas industry that resulted a reassessment of our disposal groups for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. See “Note 15 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the fair value determination used in the impairment calculation.

During 2017, we recognized long-lived asset impairments of $928 million, of which $923 million was related to PP&E impairments and $5 million was related to the impairment of intangible assets. The PP&E impairments in our Eastern Hemisphere segment include a $740 million write-down to the lower of carrying amount or fair value less cost to sell of our land drilling rigs classified as held for sale, $135 million related to Western Hemisphere segment product line assets and $37 million related to other Eastern Hemisphere segment product line assets. In addition, we recognized $11 million of long-lived impairment charges related to Corporate assets. The 2017 impairments were due to the sustained downturn in the oil and gas industry, whose recovery was not as strong as expected and whose recovery in subsequent quarters was slower than had previously been anticipated. The change in the expectations of the market’s recovery, in addition to successive negative operating cash flows in certain asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. See “Note 15 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the fair value determination used in the impairment calculation.

Weatherford International plc – 2019 Form 10-K | 86

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

10. Goodwill and Intangible Assets

Goodwill

As a result of Fresh Start Accounting, we recognized $239 million of goodwill in our Middle East & North Africa (“MENA”) and Russia reporting units. In the Predecessor Period, our goodwill impairment tests indicated that goodwill for all our reporting units in the Western Hemisphere and Eastern Hemisphere were impaired and as a result we incurred a goodwill impairment charge of $730 million. In the fourth quarter of 2018, our annual and interim goodwill impairment tests indicated that our goodwill was impaired and as a result we incurred a goodwill impairment charge of $1.9 billion. The cumulative impairment loss for goodwill was $3.4 billion for the Predecessor. The changes in the carrying amount of goodwill by reporting segment are presented in the following table.

The impairment indicators during the 2019 Predecessor Period and December 31, 2018, included the steep decline in oil prices and expectations for lower exploration and production capital spending that resulted in a sharp reduction in share prices in the oilfield services sector. See Goodwill Impairment Assessment Factors below for additional details. In 2017 our annual goodwill impairment test indicated that goodwill was not impaired. The changes in the carrying amount of goodwill by reporting segment for the years ended December 31, 2019 and 2018, are presented in the following table.

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2017 (Predecessor)	$1,958	$769	$2,727
Impairment	(1,380)	(537)	(1,917)
Disposals	(10)	—	(10)
Reclassification to assets held for sale	(5)	(2)	(7)
Acquisitions	—	27	27
Foreign currency translation	(69)	(38)	(107)
Balance at December 31, 2018 (Predecessor)	$494	$219	$713
Impairment	(508)	(222)	(730)
Reclassification from assets held for sale	4	—	4
Foreign currency translation	10	3	13
Balance at December 13, 2019 (Predecessor)	—	—	—
Fresh Start Accounting Valuation	—	239	239
Balance at December 31, 2019 (Successor)	$—	$239	$239

Goodwill Impairment Assessment Factors

The Predecessor impairment indicators during 2019 were a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and forecasted growth in all our reporting units. Our lower than expected and forecasted financial results were due to the continued weakness within the energy market and consequently our inability to meet the original timeline of our restructuring plan savings, defined in “Note 11 – Restructuring, Facility Consolidation and Severance Charges.” These circumstances, prompted us to evaluate whether circumstances had changed that would more likely than not reduce the fair value of one or more of our reporting units below their carrying amount.

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

Weatherford International plc – 2019 Form 10-K | 87

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Intangible Assets

The components of intangible assets were as follows:

	Successor
	December 31, 2019
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$728	$(7)	$721
Trade Names	395	(2)	393
Totals	$1,123	$(9)	$1,114

At December 31, 2018, our intangible assets were $213 million, net of amortization. Amortization expense was $9 million in the Successor Period and was $61 million for the Predecessor Period, and $63 million and $52 million for the years ended December 31, 2018 and 2017, respectively. Based on the carrying value of intangible assets at December 31, 2019, amortization expense for the subsequent five years is estimated as follows (dollars in millions):

Period	Amount
2020	$184
2021	184
2022	184
2023	184
2024	177

Weatherford International plc – 2019 Form 10-K | 88

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

11. Restructuring, Facility Consolidation and Severance Charges

Due to the highly competitive nature of our business and the continuing losses we incurred over the last few years, we continue to reduce our overall cost structure and workforce to better align our business with current activity levels. Our current and historical restructuring plans include workforce reductions, organization restructurings, facility consolidations and other cost reduction measures and efficiency initiatives across all of our geographic regions.

During the 2019 Predecessor Period, we recognized restructuring charges of $189 million, which include severance charges of $53 million and other restructuring charges of $99 million and restructuring related asset charges of $37 million.

During 2018, we recognized restructuring charges of $126 million, which include severance charges of $61 million, other restructuring charges of $59 million and restructuring related asset charges of $6 million.

During 2017, we recognized restructuring charges of $183 million, which include severance charges of $109 million, other restructuring charges of $62 million and restructuring related asset charges of $12 million.

The following table presents total restructuring charges by reporting segment and Corporate for the Successor Period and the Predecessor Period in 2019 and the years ended December 31, 2018 and 2017.

	Western Hemisphere	Eastern Hemisphere	Corporate	Total
Successor Period - 2019	$—	$—	$—	$—
Predecessor Period - 2019	84	50	55	189
2018	27	45	54	126
2017	70	77	36	183

The following table presents total restructuring accrual activity charges, payments and other changes for the Successor and Predecessor Periods in 2019 and the years ended December 31, 2018 and 2017. In the first quarter of 2019, we reclassified $12 million of restructuring cease-use liability to the initial ROU asset in accordance with the adoption of Topic 842.

(Dollars in millions)	Accrued Balance at Beginning of Period	Charges	Cash Payments	Other	Accrued Balance at End of Period
Successor - 2019	$66	$—	$—	$—	$66
Predecessor - 2019	$59	$152	$(120)	$(25)	$66
2018	$61	$120	$(109)	$(13)	$59
2017	$86	$171	$(167)	$(29)	$61

The restructuring charges accrual in the table above excludes restructuring related asset charges of $37 million in the 2019 Predecessor Period, $6 million for the period ended December 31, 208 and $12 million for the period ended December 31, 2017.

Weatherford International plc – 2019 Form 10-K | 89

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

12. Leases

We lease certain facilities, land, vehicles, and equipment. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet (including short-term sale leaseback transactions); we recognize lease expense for these leases on a straight-line basis over the lease term.

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

The unmanned equipment that we lease to customers as operating leases consists primarily of drilling rental tools and artificial lift pumping equipment. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. See “Note 1 – Summary of Significant Accounting Policies” and “Note 23 – Revenues” for additional details on our equipment rental revenues.

		Successor
(Dollars in millions)	Classification	December 31, 2019
Balance Sheet Components:
Assets
Operating	Other Non-Current Assets	$256
Finance	Property Plant and Equipment, Net	62
Total leased assets		$318

Liabilities
Current
Operating	Other Current Liabilities	$79
Finance	Short-term Borrowings and Current Portion of Long-term Debt	10

Non-Current
Operating	Other Non-Current Liabilities	213
Finance	Long-term Debt	54
Total lease liabilities		$356

	Successor	Predecessor
	Period From	Period From
	12/14/19	1/1/2019
	through	through
(Dollars in millions)	12/31/2019	12/13/2019
Lease Expense Components:
Operating lease expense	$5	$109
Short-term and variable lease expense	5	91
Finance lease expense: Amortization of ROU assets and interest on lease liabilities	1	11
Sublease income	(1)	(6)
Total lease expense	$10	$205

Weatherford International plc – 2019 Form 10-K | 90

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

In 2019 total expense incurred under operating leases was $10 million in the Successor Period and $200 million in the Predecessor Period, and $187 million and $217 million for the years ended December 31, 2018 and December 31, 2017, respectively.

We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum commitments under operating and finance leases are as follows:

	Successor
	Operating	Finance
(Dollars in millions)	Leases	Leases
Maturity of Lease Liabilities as of December 31, 2019:
2020	$101	$15
2021	80	12
2022	54	11
2023	30	11
2024	24	11
After 2024	149	25
Total Lease Payments	438	85
Less: Interest	146	21
Present Value of Lease Liabilities	$292	$64

	Successor	Predecessor
	Period From	Period From
	12/14/19	1/1/2019
	through	through
(Dollars in millions except years and percentages)	12/31/2019	12/13/2019
Other Supplemental Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5	$131
Operating cash outflows from finance leases	$—	$4
Financing cash outflows from finance leases	$1	$8

ROU assets obtained in exchange of new operating lease liabilities	$2	$59
ROU assets obtained in exchange of new finance lease liabilities	$—	$6
Loss on sale leaseback transactions (short-term) (a)	$—	$34

	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.8
Finance leases	6.7

Weighted-average discount rate (percentages)
Operating leases	9.2%
Finance leases	9.1%
(a) Included in “Long-Lived Asset Impairments, Write-Downs and Other” in our Condensed Consolidated Statements of Operations and “Other, Net” in our Condensed Consolidated Statements of Cash Flows.

Weatherford International plc – 2019 Form 10-K | 91

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

13. Short-term Borrowings and Other Debt Obligations

	Successor	Predecessor
	December 31,	December 31,
(Dollars in millions)	2019	2018
364-Day Credit Agreement (repaid in full July 3, 2019)	$—	$317
A&R Credit Agreement (repaid in full December 13, 2019)	—	—
ABL Credit Agreement (issued December 13, 2019)	—	—
Other Short-term Loans	3	9
Current Portion of Long-term Debt	10	57
Short-term Borrowings and Current Portion of Long-term Debt	$13	$383

Exit Credit Agreements (Effective Date)

ABL Credit Agreement

On the Effective Date pursuant to the terms of the Plan, the Company entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent. Among other things, proceeds of loans under the ABL Credit Agreement may be used to refinance certain existing indebtedness in connection with the Cases, and finance ongoing working capital and general corporate needs of the Company and certain of its subsidiaries. The maturity date of loans made under the ABL Credit Agreement is June 13, 2024. At December 31, 2019, the Company did not have any borrowings under the ABL Credit Agreement.

Revolving Loans as defined in and under the ABL Credit Agreement will bear interest at a rate of (i) in the case of LIBOR rate borrowings, the LIBOR rate plus an applicable margin in the range of 175-225 basis points per annum, with a zero LIBOR rate floor, and (ii) in the case of base rate borrowings, the base rate plus an applicable margin in the range of 75-125 basis points per annum, in the case of clauses (i) and (ii), based on the Average Excess Availability (as defined in the ABL Credit Agreement).

The FILO Loans (as defined in the ABL Credit Agreement) under the ABL Credit Agreement will bear interest at a rate of (i) in the case of LIBOR rate borrowings, the LIBOR rate plus an applicable margin of 350 basis points per annum, with a zero LIBOR rate floor, and (ii) in the case of base rate borrowings, the base rate plus an applicable margin of 250 basis points per annum. In addition to paying interest on outstanding principal amounts under the ABL Credit Agreement, the Company will be required to pay (A) a letter of credit fee for each letter of credit issued thereunder equal to (i) in the case of those allocated to the Revolver Commitments (as defined in the ABL Credit Agreement), 175-225 basis points per annum based on the Average Excess Availability, and (ii) in the case of those allocated to the FILO Commitments (as defined in the ABL Credit Agreement), 350 basis points per annum, in each case, on the amount of each such letter of credit, and (b) a 12.5 basis point per annum fronting fee on the amount of each such letter of credit, and (B) an unused commitment fee in respect of the average unutilized Revolver Commitments and the average unutilized FILO Commitments at a rate of either 37.5 or 50 basis point per annum, based on the level of the Average Facility Usage (as defined in the ABL Credit Agreement).

The ABL Credit Agreement has a financial covenant that applies only after the occurrence of a Covenant Trigger Event (as defined in the ABL Credit Agreement) and requires, during any Covenant Testing Period (as defined in the ABL Credit Agreement), at least a 1.00 to 1.00 ratio of (a) Consolidated Adjusted EBITDA (as defined in the ABL Credit Agreement) minus Unfinanced Capital Expenditures (as defined in the ABL Credit Agreement) to (b) Fixed Charges (as defined in the ABL Credit Agreement). The ABL Credit Agreement is secured by substantially all of the personal assets and properties of the Company and certain of its subsidiaries (including a first lien on the priority collateral for the ABL Credit Agreement and a second lien on the priority collateral for the LC Credit Agreement (as defined below), in each case, subject to permitted liens). The ABL Credit Agreement is also guaranteed on an unsecured basis by certain other subsidiaries of the Company.

LC Credit Agreement

On December 13, 2019, pursuant to the terms of the Plan, the Company entered into a senior secured letter of credit credit agreement in an aggregate amount of $195 million (the “LC Credit Agreement”, together with the ABL Credit Agreement, the “Exit Credit Agreements”) with the lenders party thereto and Deutsche Bank Trust Company Americas as administrative agent. The LC Credit Agreement will be used for the issuance of bid and performance letters of credit of the Company and certain of its subsidiaries. The maturity date under the LC Credit Agreement is June 13, 2024. The outstanding amount of each letter of credit

Weatherford International plc – 2019 Form 10-K | 92

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

under the LC Credit Agreement will bear interest at LIBOR plus an applicable margin of 350 basis points per annum. The LC Credit Agreement includes (i) a 12.5 basis point per annum fronting fee on the outstanding amount of each such letter of credit and (ii) an unused commitment fee in respect of the unutilized commitments at a rate of 50 basis point per annum on the average daily unused commitments under the LC Credit Agreement. Upon the Effective Date, the Company had approximately $65.8 million in outstanding letters of credit under the LC Credit Agreement.

The LC Credit Agreement has a minimum liquidity covenant of $200 million and is secured by substantially all the personal assets and properties of the Company and certain of its subsidiaries (including a first lien on the priority collateral for the LC Credit Agreement and a second lien on the priority collateral for the ABL Credit Agreement, in each case, subject to permitted liens). The LC Credit Agreement is also guaranteed on an unsecured basis by certain other subsidiaries of the Company.

As of December 31, 2019, we were in compliance with these financial covenants as defined in the Exit Credit Agreements and in the covenants under our indentures.

DIP Credit Agreements Overview

On July 3, 2019, the Weatherford Parties borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds were used to repay certain prepetition indebtedness, cash collateralize certain obligations with respect to letters of credit and similar instruments and financed the working capital needs and general corporate purposes of the Weatherford Parties and certain of their subsidiaries. The DIP Credit Agreement was comprised of the DIP Term Loan and the DIP Revolving Credit Facility. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement, leaving only the A&R Credit Agreement with total borrowings of $305 million outstanding at December 13, 2019 that was repaid in full upon emergence date from Bankruptcy on the Effective Date under the terms of the RSA. In addition, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and “Note 3 – Fresh Start Accounting” for additional details regarding interest rates and terms of the DIP Credit Agreement.

Prior Credit Agreements (364-Day, A&R, and Term Loan)

At December 31, 2018, we had two revolving credit agreements with total commitments of $846 million, comprised of an unsecured senior revolving credit agreement (the “A&R Credit Agreement”) in the amount of $529 million, and a Secured Second Lien 364-Day Revolving Credit Agreement (the “364-Day Credit Agreement” and, together with the A&R Credit Agreement, the “Revolving Credit Agreements”) in the amount of $317 million. At December 31, 2018, we had principal borrowings of $310 million under the Term Loan Agreement. We collectively refer to our Revolving Credit Agreements and Term Loan Agreement as the “Prior Credit Agreements.”

Under the terms of the A&R Credit Agreement, commitments of $226 million from non-extending lenders (“non-extending lenders”) matured on July 12, 2019 and commitments of $303 million from extending lenders (“extending lenders”) would mature on July 13, 2020.The 364-Day Credit Agreement matured on August 15, 2019. On July 3, 2019, the Company repaid in full its outstanding indebtedness under the 364-Day Credit Agreement. The A&R Credit Agreement was repaid in full upon emergence from Bankruptcy on December 13, 2019 under the terms of the RSA.

The Term Loan Agreement required a quarterly payment of $12.5 million plus interest that became due on June 30, 2019. On July 1, 2019, the Weatherford Parties and the Term Loan Lenders entered into a Term Loan Forbearance Agreement where the lenders agreed to forbear from exercising their rights and remedies available to them, including the right to accelerate any indebtedness, for a specified period of time. On July 3, 2019, the Company repaid in full its outstanding indebtedness under the Term Loan.

On July 3, 2019, the Weatherford Parties borrowed approximately $1.4 billion under the DIP Credit Agreement, comprised of the DIP Term Loan and the DIP Revolving Credit Facility, and the proceeds of the borrowings were used to repay certain prepetition indebtedness, cash collateralize certain obligations with respect to letters of credit and similar instruments and financed the working capital needs and general corporate purposes of the Weatherford Parties and certain of their subsidiaries. The borrowings were used to repay in full the outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million on July 3, 2019. The DIP Credit Agreement was repaid in full upon emergence from Bankruptcy on December 13, 2019.

Loans under the Prior Credit Agreements were subject to varying rates of interest based on whether the loan was a Eurodollar loan or an alternate base rate loan. We also incurred a quarterly facility fee on the amount of the A&R Credit Agreement. For the

Weatherford International plc – 2019 Form 10-K | 93

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

year ended December 31, 2019 and through the time the outstanding balances were each paid in full, the interest rate for the A&R Credit Agreement was LIBOR plus a margin rate of 3.55% for extending lenders and LIBOR plus a margin rate of 2.80% for non-extending lenders and the interest rate for borrowings under the Term Loan Agreement and 364-Day Credit Agreement was LIBOR plus a margin rate of 2.30% and LIBOR plus a margin rate of 3.05%, respectively. Note after the Petition Date, the interest rate for the A&R Credit Agreement was LIBOR plus default interest of 2.0% in addition to a margin rate of 3.55% for extending lenders and a margin rate of 2.80% for non-extending lenders; the interest rate for alternate base rate borrowings under the A&R Credit Agreement, was alternate base rate plus default interest of 2.0% in addition to a margin rate of 2.55% for extending lenders and a margin rate of 1.80% for non-extending lenders. Prior to the repayment of the borrowings of the Term Loan and 364-Day Credit Agreement on July 3, 2019, the interest rate for borrowings under our Term Loan Agreement and 364-Day Credit Agreement were LIBOR plus a margin rate of 2.30% and LIBOR plus a margin rate of 3.05%, respectively.

Other Short-Term Borrowings and Debt Activity

In February 2018, we repaid in full our 6.00% senior notes due March 2018. In June 2017, we repaid in full our 6.35% senior notes on the maturity date.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities and other financing arrangements. At December 31, 2019, we had $3 million in short-term borrowings under these arrangements.

As of December 31, 2019, we had $399 million of letters of credit and performance and bid bonds outstanding, consisting of $141 million of letters of credit under the ABL Credit Agreement, $105 million of letters of credit under the LC Credit Agreement and $153 million of letters of credit under various uncommitted facilities. At December 31, 2019, we had cash collateral of $152 million supporting letters of credit under our various uncommitted facilities. The cash is included in “Restricted Cash” in the accompanying Consolidated Balance Sheets.

At December 31, 2019 and December 31, 2018, the current portion of long-term debt was primarily related to the short-term portion of our financed leases and the current portion of our Term Loan Agreement of $50 million, respectively.

Weatherford International plc – 2019 Form 10-K | 94

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

14. Long-term Debt

Our long-term debt carrying value consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
(Dollars in millions)	2019	2018
11.00 % Exit Notes due 2024	$2,097	$—
5.125% Senior Notes due 2020	—	364
5.875% Exchangeable Senior Notes due 2021	—	1,194
7.75% Senior Notes due 2021	—	743
4.50% Senior Notes due 2022	—	644
8.25% Senior Notes due 2023	—	742
9.875% Senior Notes due 2024	—	781
9.875% Senior Notes due 2025	—	588
6.50% Senior Notes due 2036	—	447
6.80% Senior Notes due 2037	—	255
7.00% Senior Notes due 2038	—	456
9.875% Senior Notes due 2039	—	245
6.75% Senior Notes due 2040	—	457
5.95% Senior Notes due 2042	—	369
Term Loan Agreement due 2020	—	308
Finance and Other Lease Obligations	64	69
Total Senior Notes and Other Debt	2,161	7,662
Less: Amounts Due in One Year	10	57
Long-term Debt	$2,151	$7,605

The accrued interest on our borrowings was $12 million and $140 million at December 31, 2019 and 2018, respectively. The following is a summary of scheduled long-term debt maturities by year (dollars in millions):

2020	$10
2021	7
2022	7
2023	8
2024	2,105
Thereafter	24
$2,161

Successor Exit Notes

On the Effective Date pursuant to the terms of the Plan, we issued unsecured 11.00% Exit Notes due in 2024 for an aggregate principal amount of $2.1 billion (of which $500 million was in the form of Exit Takeback Notes to existing creditors on the senior notes being cancelled). Interest on the Exit Notes will accrue at the rate of 11.00% per annum and will be payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2020.

At any time prior to December 1, 2021, the Company may redeem the Exit Notes, in whole or in part, at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) the “make-whole” premium at the redemption date, plus (iii) accrued and unpaid interest, if any, to the redemption date (subject to the right of the noteholders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date). On and after December 1, 2021, the Company may redeem all or part of the 11.00% Exit Notes at redemption prices (expressed as percentages of the principal amount)

Weatherford International plc – 2019 Form 10-K | 95

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

equal to (i) 105.500% for the twelve-month period beginning on December 1, 2021; (ii) 102.750% for the twelve-month period beginning on December 1, 2022; and (iii) 100.000% for the twelve-month period beginning December 1, 2023 and at any time thereafter, plus accrued and unpaid interest at the redemption date.

In addition, at any time prior to December 1, 2022, the Company may redeem up to $500 million in the aggregate principal amount of the 11.00% Exit Notes at a redemption price of 103.00% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

If a change of control (as defined in the Indenture) occurs, holders of the Exit Notes will have the right to require the Company to repurchase all or any part of their Exit Notes at a purchase price equal to 101% of the aggregate principal amount of the 11.00% Exit Notes repurchased, plus accrued and unpaid interest, if any, to the repurchase date.

The Exit Notes are guaranteed on a senior basis by the Company’s existing domestic subsidiaries and certain foreign subsidiaries that guarantee its obligations under the Exit Credit Agreements on a full and unconditional basis.

The Indenture governing the Exit Notes contains covenants that limit, among other things, the Company’s ability and the ability of certain of its subsidiaries, to: incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; sell stock of its subsidiaries; transfer or sell assets; create liens; enter into transactions with affiliates; and enter into mergers or consolidations.

At such time as (1) the Exit Notes have an investment grade rating from both of Moody’s Investors Service, Inc. and Standard and Poor’s Ratings Services and (2) no default has occurred and is continuing under the Indenture, certain of these and other covenants will be suspended and cease to be in effect so long as the rating assigned by either Moody’s or S&P has not subsequently declined to below Baa3 or BBB- (or equivalent).

The Indenture also provides for certain customary events of default, including, among others, nonpayment of principal or interest, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, bankruptcy and insolvency events, and cross acceleration, which would permit the principal, premium, if any, interest and other monetary obligations on all the then outstanding Exit Notes to be declared due and payable immediately.

Term Loan Agreement

The Term Loan Agreement was due in 2020 and comprised $50 million of the current portion of long-term debt as of December 31, 2018. On July 3, 2019, the Company repaid in full its outstanding indebtedness under the Term Loan. See Note 13 – Short-term Borrowings and Other Debt Obligations for additional information.

Weatherford International plc – 2019 Form 10-K | 96

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Predecessor Senior Notes, Exchangeable Senior Notes and Tender Offers

Prior to the Petition Date, we issued various senior notes, all of which rank equally with our existing and future senior unsecured indebtedness, which have semi-annual interest payments and no sinking fund requirements. As of the Petition Date, the Predecessor’s senior notes and exchangeable senior notes and related unpaid accrued interest totaling $7.6 billion were placed into liabilities subject to compromise during the bankruptcy period. The related unamortized debt issuance and debt discounts were expensed to “Reorganization Items” on the Consolidated Statements of Operations. See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” for details regarding reorganization items and liabilities subject to compromise. Upon emergence from bankruptcy on December 13, 2019, the Predecessor’s senior and exchangeable senior notes were cancelled pursuant to the terms of the Plan, resulting in a gain on extinguishment of debt of $4.3 billion recorded in “Reorganization Items” on the Consolidated Statements of Operations.

Predecessor Exchangeable Senior Notes

On June 7, 2016, we issued exchangeable notes with a par value of $1.265 billion and an interest rate of 5.875%. The notes have a conversion price of $7.74 per share and are exchangeable into a total of 163.4 million shares of the Company upon the occurrence of certain events on or after January 1, 2021. The notes mature on July 1, 2021. We have the choice to settle an exchange of the notes in any combination of cash or shares. Before the Petition date, the exchange feature was reported with a carrying amount of $97 million in “Capital in Excess of Par Value” on the accompanying Consolidated Balance Sheets. Upon emergence from bankruptcy on December 13, 2019, the exchangeable senior notes were cancelled pursuant to the terms of the Plan, resulting in a gain recorded at face value in “Reorganization Items” on the Consolidated Statement of Operations. In 2019 (through the Petition Date), full year 2018 and 2017, interest expense related to accrued interest and amortization of the discount on the notes was $50 million, $99 million and $97 million, respectively.

Predecessor Senior Notes

Upon the Effective Date, the notes were cancelled pursuant to the terms of the Plan, resulting in a gain recorded at face value included in “Reorganization Items” on the Consolidated Statement of Operations.

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

Predecessor Tender Offers

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

Weatherford International plc – 2019 Form 10-K | 97

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

15. Fair Value of Financial Instruments, Assets and Other Assets

Financial Instruments and Other Assets Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 16 – Derivative Instruments” and held for sale assets and liabilities described in “Note 1 – Summary of Significant Accounting Policies” and “Note 7 – Business Combinations and Divestitures,” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at December 31, 2019 and 2018.

Fair Value of Other Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, held-to-maturity investments, short-term borrowings and long-term debt. The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy. During 2017, we purchased $50 million of held-to-maturity Angolan government bonds maturing in 2020. The carrying value of $50 million in both periods approximate their fair value as of December 31, 2019 and 2018. We assess whether an other-than-temporary impairment loss on the investment has occurred due to a decline in fair value or other market conditions. If the fair value of the security is below amortized cost and it is more likely than not that we will not be able to recover its amortized cost basis before its stated maturity, we will record an other-than-temporary impairment charge in the Consolidated Statements of Operations.

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

The fair value and carrying value of our senior notes were as follows:

	Successor	Predecessor
	December 31,	December 31,
(Dollars in millions)	2019	2018
Fair Value	$2,252	$4,455
Carrying Value	2,097	7,285

Non-recurring Fair Value Measurements

In the Successor Period, our Fresh Start Accounting to determine the reorganization value derived from the enterprise value associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values (except for deferred income taxes), with the remaining excess value allocated to Goodwill. They were determined to be Level 3 fair values. See further discussion at Note 3 – Fresh Start Accounting.

In the 2019 Predecessor Period, our goodwill impairment tests indicated that our goodwill was impaired and as a result all of our reporting units were written down to their estimated fair value. The Level 3 fair values of our reporting units were determined using a combination of the income and market approach. The unobservable inputs to the income approach included each reporting unit’s estimated future cash flows and estimates of discount rates commensurate with the reporting unit’s risks. The market approach considered market multiples of comparable publicly traded companies to estimate fair value as a multiple of each reporting unit’s actual and forecasted earnings. See further discussion at “Note 10 – Goodwill and Intangible Assets.”

Weatherford International plc – 2019 Form 10-K | 98

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

During the 2019 Predecessor Period, we recognized long-lived asset impairments to write-down our assets to the lower of carrying amount or fair value less cost to sell for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. The Level 3 fair values of the long-lived assets were determined using a combination of the market and income approach. See further discussion at “Note 9 – Long-Lived Asset Impairments and Asset Write-Downs.”

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

16. Derivative Instruments

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

Warrants – Successor

On the Effective Date, pursuant to the terms of the Plan, the Company issued warrants (“New Warrants”) to holders of the Company’s Old Ordinary Shares, to purchase up to an aggregate of 7,777,779 New Ordinary Shares in the Company. For details on the New Warrants see “Note 20 – Shareholders’ Equity (Deficiency)”.

Warrants – Predecessor

During the fourth quarter of 2016, in conjunction with the issuance of 84.5 million ordinary shares, we issued a warrant (“Old Warrant”) that gave the holder the option to acquire an additional 84.5 million ordinary shares. The exercise price on the Old Warrant was $6.43 per share and was exercisable prior to May 21, 2019. The option period lapsed and the warrants expired unexercised with a fair value of zero. The Old Warrant was classified as a liability and carried at fair value on the Consolidated Balance Sheets and changes in the fair value were reported through earnings.

The Old Warrant fair value was a Level 2 valuation and was estimated using the Black Scholes valuation model. Inputs to the model included Weatherford’s share price, volatility of our share price, and the risk-free interest rate. The fair value of the Old Warrant was nil at December 31, 2018. We recognized an insignificant gain in May 2019 related to the Old Warrant expiration. We recognized a gain of $70 million and $86 million in 2018 and 2017, respectively, with changes in fair value of the Old Warrant recorded each period in “Warrant Fair Value Adjustment” on the accompanying Consolidated Statements of Operations. The change in fair value of the Old Warrant during 2018 was primarily driven by eliminating the warrant share value associated with any future

Weatherford International plc – 2019 Form 10-K | 99

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

equity issuance and a decrease in Weatherford’s stock price. The change in fair value of the warrant during 2017 was principally due to a decrease in Weatherford’s stock price.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of fixed-rate debt. The interest rate swap is recorded at fair value with changes in fair value recorded in earnings. The carrying value of fixed-rate debt would be adjusted for changes in interest rates, with the changes in value recorded in earnings. After termination of the hedge, any discount or premium on fixed-rate debt is amortized to interest expense over the remaining term of the debt. As of December 31, 2019, we did not have any fair value hedges designated.

Cash Flow Hedges

We may use interest rate swaps to mitigate our exposure to variability in forecasted cash flows due to changes in interest rates. In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt in 2008, and the associated loss was being amortized from “Accumulated Other Comprehensive Income (Loss)” to interest expense over the remaining term of that debt and was fully recognized under ASC 852 and Fresh Start Accounting. As of December 31, 2019, we did not have any cash flow hedges designated.

Other Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2019 and 2018, we had outstanding foreign currency forward contracts with notional amounts aggregating to $389 million and $435 million, respectively. These foreign currency forward contracts are not designated as hedges under ASU 2014-03, Derivatives and Hedging (Topic 815). The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded in each period in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations.

The amount of derivative instruments’ gain or (loss) on the Consolidated Statements of Operations is in the table below.

	Successor	Predecessor
	Period From	Period From
	12/14/19 to	01/01/19 to	Year Ended 12/31
(Dollars in millions)	12/31/19	12/13/19	2018	2017	Classification
Foreign Currency Forward Contracts	$1	$—	$(15)	$(25)	Other Income (Expense), Net
Old Warrant on Weatherford Shares	—	—	70	86	Warrant Fair Value Adjustment

17. Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $31 million, $37 million and $24 million for the Predecessor Period and years ended December 31, 2018 and 2017, respectively. Contribution expenses for the Successor Period were not material. The increase in employer contributions subsequent to 2017 relates primarily to the recommencement of employer matching contributions to our U.S. 401(k) savings plan and other contribution plans sponsored by the Company.

We have defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees.  Plan benefits are generally based on factors such as age, compensation levels and years of service. Net periodic benefit income/cost related to these plans totaled $5 million of cost, $8 million of cost, and $38 million of income for the Predecessor Period and the years ended December 31, 2018 and 2017 respectively. Net periodic benefit cost for the Successor Period was not material. The decrease in net periodic benefit cost in the Predecessor Period is due primarily to the conversion of our Netherlands plan from

Weatherford International plc – 2019 Form 10-K | 100

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

defined benefit to defined contribution which led to no defined benefit expense for the year and a curtailment gain for that plan. The change in net periodic benefit cost in 2018 was due primarily to amortization of the unrecognized net gain associated with our supplemental executive retirement plan in 2017. The projected benefit obligations on a consolidated basis were $198 million and $173 million as of December 31, 2019 and 2018, respectively. The increase year over year is due primarily to actuarial losses as a result of lower discount rates. The fair values of plan assets on a consolidated basis (determined primarily using Level 2 inputs) were $144 million and $123 million as of December 31, 2019 and 2018, respectively. The increase in plan assets year over year is due primarily to positive asset returns. As of December 31, 2019 and December 31, 2018, the net underfunded obligation was substantially all recorded within Other Non-current Liabilities. Additionally, the consolidated pre-tax amount in accumulated other comprehensive income (loss) as of December 31, 2019, that has not yet been recognized as a component of net periodic benefit cost was a net gain of $2 million. The consolidated pre-tax amount in accumulated other comprehensive income (loss) as of December 31, 2018, along with gains (losses) incurred up to December 13, 2019 have been eliminated in conjunction with Fresh Start Accounting.

The weighted average assumption rates used for benefit obligations were as follows:

	Successor	Predecessor
	Period From 12/14/19	Year Ended December 31,
	to 12/31/19	2018
Discount rate:
United States Plans	2.50% - 3.25%	3.00% - 4.25%
International Plans	0.80% - 6.25%	1.85% - 7.25%
Rate of Compensation Increase:
United States Plans	—	—
International Plans	2.00% - 3.50%	2.00% - 3.50%

During the Predecessor Period and the year ended December 31, 2018, we made contributions and paid direct benefits of $5 million and $5 million, respectively, in connection with our defined benefit pension and other post-retirement benefit plans. Contributions in the Successor Period were immaterial. In 2020, we expect to fund approximately $5 million related to those plans.

Weatherford International plc – 2019 Form 10-K | 101

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

18. Income Taxes

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. The relationship between our pre-tax income or loss and our income tax provision or benefit varies from period to period as a result of various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure. On September 26, 2019, our parent company ceased to be a Swiss tax resident and became an Irish tax resident subject to tax under the Irish tax regime. Our income derived from sources outside Switzerland are exempt from Swiss cantonal and communal tax and are also granted participation relief from Swiss federal tax for qualifying dividend income and capital gains related to the sale of qualifying investments in subsidiaries. The participation relief should result in a full exemption of participation income from Swiss federal income tax.

Our income tax provision from continuing operations consisted of the following:

	Successor	Predecessor
	Period From	Period From
	12/14/19	1/1/2019	Years Ended
	through	through	December 31,
(Dollars in millions)	12/31/2019	12/13/2019	2018	2017
Total Current Provision	$(9)	$(110)	$(113)	$(162)
Total Deferred (Provision) Benefit	—	(25)	79	25
Provision for Income Taxes	$(9)	$(135)	$(34)	$(137)

The difference between the income tax provision at the Irish and Swiss income tax rate and the income tax (provision) benefit attributable to “Loss Before Income Taxes” for the 2019 Successor and Predecessor Periods, and the Predecessor years ended December 31, 2018 and 2017 is analyzed below:

	Successor	Predecessor
	Period From	Period From
	12/14/19	1/1/2019	Years Ended
	through	through	December 31,
(Dollars in millions)	12/31/2019	12/13/2019	2018	2017
Irish or Swiss Income Tax rate at 12.5% and 7.83%, respectively	$2	$(299)	$216	$208
Tax on Operating Earnings Subject to Rates Different than the Irish or Swiss Federal Income Tax Rate	(65)	197	(387)	123
Estimated Tax on Settlement of Liabilities Subject to Compromise and Fresh Start Accounting	—	(495)	—	—
Change in Valuation Allowance Attributed to Estimated Tax on Settlement of Liabilities Subject to Compromise and Fresh Start Accounting	—	463	—	—
U.S. Tax Reform - Remeasure of U.S. Deferred Tax Assets	—	—	—	(249)
Change in Valuation Allowance Attributed to U.S. Tax Reform	—	—	—	301
Change in Valuation Allowance	56	17	166	(459)
Change in Uncertain Tax Positions	(2)	(18)	(29)	(61)
Provision for Income Taxes	$(9)	$(135)	$(34)	$(137)

Our income tax provision in the Successor Period was $9 million on a loss before income taxes of $15 million. The primary drivers of the tax expense for the Successor Period included profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss.

Weatherford International plc – 2019 Form 10-K | 102

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Our income tax provision in the 2019 Predecessor Period was $135 million on earnings before income taxes of $3.8 billion. The primary drivers of the tax expense for the 2019 Predecessor Period included profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Our results for period also include $32 million of tax expense related to the Fresh Start accounting impacts and $14 million of tax benefit primarily related to goodwill and other asset impairments or write-downs. Other charges of approximately $77 million, related to restructuring expense and gain on the sale of businesses, resulted in $3 million in tax benefit. We also recognized $4.3 billion gain on Settlement of Liabilities Subject to Compromise as a result of the bankruptcy (See “Note 3 – Fresh Start Accounting”) with no tax impact due to it being attributed to Bermuda, which has no income tax regime, and the U.S., which resulted in the reduction of our U.S. unbenefited net operating losses carryforward under the operative tax statute and applicable regulations offset by the release of the valuation allowance. Prepetition charges (charges prior to Petition Date) and reorganization items (charges after Petition Date) had no significant tax impact.

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

On December 22, 2017, the U.S. enacted into law a comprehensive tax reform bill (the “Tax Cuts and Jobs Act,” or “TCJA”). The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017 held in cash and illiquid assets (with the latter taxed at a lower rate), and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base, such as the base erosion and anti-abuse tax). The permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% decreased the amount of the U.S. deferred tax assets and liabilities by $249 million with a decrease to the valuation allowance of $301 million for a net tax benefit of $52 million recorded for the year ended December 31, 2017. The TCJA did not have other impacts on the Company’s effective tax rate because of the valuation allowance against the U.S. deferred tax assets. Any potential impact would be offset by un-benefitted U.S. net operating loss carryforwards. As we did not have all the necessary information to analyze all effects of this tax reform as of December 31, 2017, this was a provisional amount which we believed represented a reasonable estimate of the accounting implications of this tax reform. We finalized our accounting for this matter during 2018 and concluded that no adjustments to the provisional amounts recorded during 2017 were identified during the twelve months ended December 31, 2019 or 2018.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations.

Weatherford International plc – 2019 Form 10-K | 103

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	Successor	Predecessor
	December 31,	December 31,
(Dollars in millions)	2019	2018
Deferred Tax Assets:
Net Operating Losses Carryforwards	$696	$1,002
Accrued Liabilities and Reserves	155	331
Tax Credit Carryforwards	11	94
Employee Benefits	26	29
Property, Plant and Equipment	63	—
Inventory	67	67
Other Differences between Financial and Tax Basis	264	324
Valuation Allowance	(1,166)	(1,702)
Total Deferred Tax Assets	116	145
Deferred Tax Liabilities:
Property, Plant and Equipment	—	(15)
Intangible Assets	(90)	(57)
Other Differences between Financial and Tax Basis	(31)	(52)
Total Deferred Tax Liabilities	(121)	(124)
Net Deferred Tax Asset (Liability)	$(5)	$21

We record deferred tax assets for net operating losses and temporary differences between the book and tax basis of assets and liabilities that are expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those deferred tax assets would be deductible. The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) when determining whether a valuation allowance is required. The Company evaluated possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies, and the impact of fresh start accounting in making this assessment. The realizability of the deferred tax assets is dependent upon judgments and assumptions inherent in the determination of future taxable income, including factors such as future operation conditions (particularly as related to prevailing oil prices and market demand for our products and services).

We will continue to evaluate whether valuation allowances are needed in future reporting periods. Valuation allowances will remain until the Company can determine that net deferred tax assets are more likely than not to be realized. In the event that the Company were to determine that it would be able to realize the deferred income tax assets in the future as a result of significant improvement in earnings as a result of market conditions, the Company would adjust the valuation allowance, reducing the provision for income taxes in the period of such adjustment.

The decrease in the valuation allowance in 2019 is primarily attributable to a decrease of un-benefited net operating loss carryforwards, primarily attributed to the US (see discussion below), and the foreign exchange remeasurement of our net deferred tax assets.

Deferred income taxes generally have not been recognized on the cumulative undistributed earnings of our non-Irish subsidiaries because they are considered to be indefinitely reinvested. Distribution of these earnings in the form of dividends or otherwise may result in a combination of income and withholding taxes payable in various countries. As of December 31, 2019, the pool of positive undistributed earnings of our non-Irish subsidiaries that are considered indefinitely reinvested and may be subject to tax if distributed amounts to approximately$1.6 billion. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the unrecognized amount of deferred income taxes and the related dividend withholding taxes associated with these undistributed earnings.

Weatherford International plc – 2019 Form 10-K | 104

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

 At December 31, 2019, we had approximately $4 billion of NOLs in various jurisdictions, $1.9 billion of which were generated by certain U.S. subsidiaries. On December 13, 2019 the company emerged from Chapter 11 of the U.S. bankruptcy code. As a result, in the U.S. approximately $480 million of cancellation of indebtedness (COD) income was realized for tax purposes. Under exceptions applying to COD income resulting from a bankruptcy reorganization, the U.S. subsidiaries were not required to recognize this COD income currently as taxable income. Instead, the company’s US net operating losses were reduced under the operative tax statute and applicable regulations, affecting the balance of deferred taxes. The Company also realized COD income attributable to Bermuda, which does not have an income tax regime. As a result, there was no impact from the COD Income. Our U.S. subsidiaries experienced an ownership change as the Company’s emergence from Chapter 11 bankruptcy proceedings is considered a “ownership change” for purposes of Internal Revenue Code section 382. The Internal Revenue Code sections 382 and 383 impose limitations on the ability of a company to utilize tax attributes after experiencing an “ownership change.” We estimate that we would have an annual limitation of approximately $23 million against the utilization of our U.S. loss carryforwards and other tax attributes, including credits, in the future, subject to the final valuation of the U.S. As a result, $1.2 billion of the U.S. loss carryforward will expire before it can be utilized. The gross amount of our U.S. subsidiaries NOLs that we will be able to utilize is not $1.9 billion and our net operating loss carryforward deferred tax asset decreased by $257 million (tax effect of the anticipated expired U.S. loss carryforward). The Company maintains a valuation allowance against the U.S. net deferred tax asset position so the adjustment to the U.S. loss carryforward had a corresponding reduction to the valuation allowance and therefore resulted in no current financial impact. The deferred tax asset, as of December 31, 2019, reflects the maximum amount of U.S. loss carryforward that the Company may be able to utilize, which is $639 million. Our non-indefinite loss carryforwards, if not utilized, will mostly expire for U.S. subsidiaries from 2030 through 2037 and at various dates from 2019 through 2038 for non-U.S. subsidiaries. At December 31, 2019, we had $77 million of tax credit carryovers, of which $66 million is for U.S. subsidiaries. The U.S. credits primarily consists of $35 million of research and development tax credit carryforwards which expire from 2020 through 2038, and $31 million of foreign tax credit carryforwards which expire from 2020 through 2038. We anticipate that all the U.S. credits will expire before they can be utilized because of the annual limitation. As a result, as of December 31, 2019, our tax credit carryforward is $11 million and the tax credit deferred tax asset has been decreased by $66 million with an offsetting reduction in valuation allowance.

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:

	Successor	Predecessor
	Period From	Period From
	12/14/19	1/1/2019	Years Ended
	through	through	December 31,
(Dollars in millions)	12/31/2019	12/13/2019	2018	2017
Balance at Beginning of Year	$213	$195	$217	$208
Additions as a Result of Tax Positions Taken During a Prior Period	—	34	31	65
Reductions as a Result of Tax Positions Taken During a Prior Period	—	(1)	(9)	(1)
Additions as a Result of Tax Positions Taken During the Current Period	2	17	14	12
Reductions Relating to Settlements with Taxing Authorities	(1)	(20)	(18)	(29)
Reductions as a Result of a Lapse of the Applicable Statute of Limitations	—	(5)	(23)	(38)
Foreign Exchange Effects	—	(7)	(17)	—
Balance at End of Year	$214	$213	$195	$217

Substantially all of the uncertain tax positions, if recognized in future periods, would impact our effective tax rate. To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense and other non-current liabilities in the Consolidated Financial Statements in accordance with our accounting policy. We recorded an expense of $1 million, $15 million, $1 million and $10 million in interest and penalty for the 2019 Successor and Predecessor Periods and the years ended December 31, 2018 and 2017, respectively. The amounts in the table above exclude cumulative accrued interest and penalties of $77 million, $60 million, and $61 million at December 31, 2019, 2018 and 2017, respectively, which are included in other liabilities.

Weatherford International plc – 2019 Form 10-K | 105

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

We are subject to income tax in many of the approximately 80 countries where we operate. As of December 31, 2019, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Canada	2011 - 2019
Mexico	2009 - 2019
Russia	2016 - 2019
Switzerland	2011 - 2019
United States	2016 - 2019

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of December 31, 2019, we anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $6 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

19. Disputes, Litigation and Legal Contingencies

Shareholder Litigation

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

Prior Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain then current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the Foreign Corrupt Practices Act of 1977 and trade sanctions related to the U.S. government investigations disclosed in our SEC filings since 2007. Those shareholder derivative cases were filed in Harris County, Texas state court and consolidated under the caption Neff v. Brady, et al., No. 2010040764 (collectively referred to as the “Neff Case”). Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, also asserting breach of duty and other claims against certain then current and former officers and directors of the Company related to the same subject matter as the Neff Case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 201420933 (Harris County, Texas) was consolidated into the Neff Case in September 2014. A motion to dismiss was granted May 15, 2015, and an appeal was filed on June 15, 2015. Following briefing and oral argument, on June 29, 2017, the Texas Court of Appeals denied in part and granted in part the shareholders’ appeal. The Court ruled that the shareholders lacked standing to bring claims that arose prior to the Company’s redomestication to Switzerland in 2009 and upheld the dismissal of those claims. The Court reversed as premature the trial court’s dismissal of claims arising after the redomestication and remanded to the trial court for further proceedings. On February 1, 2018, the individual defendants and nominal defendant Weatherford filed a motion for summary judgment on the remaining claims in the case. On February 13, 2018, the trial court dismissed with prejudice certain directors for lack of jurisdiction. The plaintiffs have appealed the jurisdictional ruling. We cannot reliably predict the outcome of the remaining claims, including the amount of any possible loss.

U.S. Government Investigation

As of December 31, 2016, the Company had agreed to pay as part of the terms of a settlement with the SEC a total civil monetary penalty of $140 million relating to the SEC and the U.S. Department of Justice (“DOJ”) investigation of certain accounting issues associated with the material weakness in our internal control over financial reporting for income taxes for historical periods indicated in 2012 and 2011 SEC filings reporting the historical financial restatements. In addition, certain reports and certifications

Weatherford International plc – 2019 Form 10-K | 106

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

regarding our internal controls over accounting for income taxes were delivered to the SEC during the two years following the settlement. We have completed these reports as of April 2018. A payment of $50 million was made in 2016 and the remaining $90 million was paid in 2017. The 2017 payments are reported under the caption “Other Assets and Liabilities, Net” on our Consolidated Statements of Cash Flows.

Rapid Completions and Packers Plus Litigation

Several subsidiaries of the Company are defendants in a patent infringement lawsuit filed by Rapid Completions LLC (“RC”) in U.S. District Court for the Eastern District of Texas on July 31, 2015. RC claims that we and other defendants are liable for infringement of seven U.S. patents related to specific downhole completion equipment and the methods of using such equipment. These patents have been assigned to Packers Plus Energy Services, Inc., a Canadian corporation (“Packers Plus”), and purportedly exclusively licensed to RC. RC is seeking a permanent injunction against further alleged infringement, unspecified damages for infringement, supplemental and enhanced damages, and additional relief such as attorneys’ fees. The Company has filed a counterclaim against Packers Plus, seeking declarations of non-infringement, invalidity, and unenforceability of the four patents that remain asserted against the Company on the grounds of inequitable conduct. The Company is seeking attorneys’ fees and costs incurred in the lawsuit. The litigation was stayed, pending resolution of inter partes reviews (“IPR”) of each of the four patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”). On February 22, 2018, the PTAB issued IPR decisions finding that all of the claims of the ‘505, ‘634, and ‘774 patents that were challenged by the Company in the IPRs are invalid. On October 16, 2018, the PTAB issued an IPR decision finding that all of the claims of the ‘501 patent are invalid. RC has appealed the decisions of the PTAB. On June 3, 2019, the Federal Circuit heard RC’s oral arguments on the appeal related to the ‘505, ‘634, and ‘774 patents and affirmed on June 6, 2019 the PTAB’s decision that the patents are invalid. The oral argument on RC’s appeal of the of the PTAB’s decision on the ‘501 patent took place on January 8, 2020, and the Federal Circuit affirmed the PTAB’s decision on January 21, 2020. All of the claims of the ‘501, ‘505, ‘634, and ‘774 patents that were asserted against the Company in the U.S. litigation are now invalid. With the exception of the Company’s potential claim for inequitable conduct against Packers Plus, the litigation in the U.S. has concluded.

On October 14, 2015, Packers Plus and RC filed suit in Federal Court in Toronto, Canada against the Company and certain subsidiaries alleging infringement of a related Canadian patent and seeking unspecified damages and an accounting of the Company’s profits. Trial on the validity of the Canadian patent was completed in March 2017. On November 3, 2017, the Federal Court issued its decision, wherein it concluded that the defendants proved that the patent-in-suit was invalid and dismissed Packers Plus and RC’s claims of infringement. On January 5, 2018, Packers Plus and RC filed their Notice of Appeal. The Company filed its responsive brief in June 2018. The hearing of the appeal took place on February 6, 2019, and on April 24, 2019, the appeal was dismissed in favor of Weatherford. Packers Plus and RC filed an Application for Leave to the Supreme Court of Canada requesting that the Supreme Court hear their appeal from the appellate court’s decision, but the Supreme Court dismissed the Application, thus concluding the litigation.

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2019 and 2018 were $44 million and $29 million, respectively. The increase in our accrued litigation balance was incurred primarily in our 2019 Predecessor Period.

Weatherford International plc – 2019 Form 10-K | 107

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

20. Shareholders’ Equity (Deficiency)

Changes in our ordinary shares issued were as follows:

(Shares in millions)	Issued
Balance at December 31, 2017 (Predecessor)	993
Equity Awards Granted, Vested and Exercised	9
Balance at December 31, 2018 (Predecessor)	1,002
Equity Awards Granted, Vested and Exercised	7
Predecessor Shares Cancellation	(1,009)
Balance at December 13, 2019 (Predecessor)	—
Share Issuance	70
Balance at December 13, 2019 (Successor)	70
Share Issuance	—
Balance at December 31, 2019 (Successor)	70

Upon the effectiveness of the Plan, all previously issued and outstanding equity interests in the Predecessor were cancelled and the Company issued 69,999,954 “New Ordinary Shares” to the holders of the Company’s existing senior notes and holders of “Old Ordinary Shares”. The amount in excess of par value of $2.9 billion is reported in Capital in Excess of Par Value on the accompanying Consolidated Balance Sheets.

On the Effective Date, the Company issued New Warrants to holders of the Company’s Old Ordinary Shares, to purchase up to an aggregate of 7,777,779 New Ordinary Shares in the Company, par value $0.001, at an exercise price of $99.96 per ordinary share. The New Warrants are equity classified and, upon issuance, have a value of $31 million, which was recorded in “Capital in Excess of Par Value.” At December 31, 2019 no warrants had been exercised. The warrant fair value was a Level 2 valuation and is estimated using the Black Scholes valuation model. Inputs to the model include Weatherford’s share price, volatility of our share price, and the risk-free interest rate.

The New Warrants are exercisable until “Expiration Date” of which is the earlier of (i) December 13, 2023 and (ii) the date of consummation of any liquidity event resulting in the sale or exchange of all or substantially all of the equity interests of the Company to one or more third parties (whether by merger, sale, recapitalization, consolidation, combination or otherwise) or the sale, directly or indirectly, by the Company of all or substantially all of the assets of the Company and its Subsidiaries, taken as a whole; or a liquidation, dissolution or winding up of the Company. All unexercised New Warrants will expire, and the rights of the warrant holders to purchase New Ordinary Shares will terminate, on the Expiration Date.

On November 21, 2016, we issued 84.5 million ordinary shares at a price of $5.40 per ordinary share, and a warrant (“Old Warrant”) to purchase 84.5 million ordinary shares on or prior to May 21, 2019 at an exercise price of $6.43 per ordinary share to a selected institutional investor. On May 21, 2019, the Old Warrant option period lapsed and the warrants expired unexercised.

Weatherford International plc – 2019 Form 10-K | 108

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Accumulated Other Comprehensive Loss

The following table presents the changes in our accumulated other comprehensive loss by component:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2017 (Predecessor)	$(1,484)	$(26)	$(9)	$(1,519)
Other Comprehensive (Loss) Income before Reclassifications	(240)	10	—	(230)
Reclassifications	—	2	1	3
Net Activity	(240)	12	1	(227)
Balance at December 31, 2018 (Predecessor)	(1,724)	(14)	(8)	(1,746)
Other Comprehensive Income (Loss) before Reclassifications	52	(12)	—	40
Reclassifications	—	1	8	9
Net Activity	52	(11)	8	49
Balance at December 13, 2019 (Predecessor)	(1,672)	(25)	—	(1,697)
Elimination of Predecessor Equity Balances	1,672	25	—	1,697
Balance at December 13, 2019 (Successor)	—	—	—	—
Other Comprehensive Income	7	2	—	9
Balance at December 31, 2019 (Successor)	$7	$2	$—	$9

Weatherford International plc – 2019 Form 10-K | 109

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

21. Share-Based Compensation

As part of the emergence from bankruptcy, outstanding awards under all Predecessor equity incentive plans were cancelled, and the 2019 Plan was approved by the Successor.

The share-based compensation plans permit the grant of options, stock appreciation rights, restricted share awards restricted share units (“RSUs”), performance share awards, performance unit awards (“PUs”), other share-based awards and cash-based awards to any employee, non-employee directors and other individual service providers or any affiliate. In addition, the Predecessor had share-based compensation provisions under the Employee Share Purchase Plan (“ESPP”).

For restricted share awards and RSUs, compensation expense is recognized on a straight-line basis over the requisite service period for the separately vesting portion of each award. For PUs, compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. Upon emergence from bankruptcy, all remaining compensation expense was recognized when certain shares accelerated due to change in control provisions in the original award agreements and all remaining outstanding awards were cancelled.

The provisions of each award vary based on the type of award granted and are determined by the Compensation Committee of our Board of Directors. Those awards that are based on a specific contractual term will be granted with a term not to exceed 10 years. Upon grant of a restricted share award, the recipient has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares, but not the right to disposition prior to vesting. Recipients of RSUs do not have the rights of a shareholder until such date as the shares are issued or transferred to the recipient under the Plan. As of December 31, 2019, we had four million shares available for grant under our Successor share-based compensation plan.

Share-Based Compensation Expense

We did not recognize any share-based compensation expense during the Successor Period. We recognized the following share-based compensation expense during the 2019 Predecessor Period and the years ended December 31, 2018 and December 31, 2017:

	Successor	Predecessor
	Period From	Period From
	12/14/19	01/01/2019	Years Ended
	through	through	December 31,
(Dollars in millions)	12/31/2019	12/13/2019	2018	2017
Share-based Compensation	$—	$46	$47	$70
Related Tax (Provision) Benefit	—	—	—	—

Weatherford International plc – 2019 Form 10-K | 110

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Restricted Share Awards and Restricted Share Units

There were no restricted share awards outstanding in 2019. RSUs vest based on continued employment, generally over a three-year period. The fair value of RSUs is determined based on the closing price of our shares on the date of grant. The total fair value, less forfeitures, is expensed over the vesting period. The weighted-average grant date fair value of RSUs granted during the 2019 Predecessor Period and the years ended December 31, 2018 and December 31, 2017 was $0.90, $1.76 and $4.26, respectively. The total fair value of restricted share awards and RSUs vested during the 2019 Predecessor Period and the years ended December 31, 2018 and December 31, 2017 was $2 million, $17 million and $30 million, respectively.

A summary of RSU activity is presented below:

	RSU	Weighted Average Grant Date Fair Value
	(In thousands)
Non-Vested at December 31, 2018 (Predecessor)	17,278	$2.82
Granted	76	0.90
Vested	(9,747)	3.64
Cancelled or Forfeited	(7,607)	1.75
Non-Vested at December 13, 2019 (Predecessor)	—	—
Granted, Vested, Cancelled or Forfeited	—	—
Non-Vested at December 31, 2019 (Successor)	—	—

Performance Units

The performance units granted by the Predecessor had a three-year service period and were to vest upon the Company’s achievement of certain market-based and performance goals. Depending on the performance levels achieved in relation to the predefined targets, shares may be issued for up to 200% of the units awarded. If the established performance goals are not met no shares are issued. In addition, the award agreement had a 200% accelerated vesting condition in the event of a change in control. The grant date fair value of the performance units with market-based goals was determined through use of the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation during the year ended December 31, 2018, included a weighted average risk-free rate of 2.28%, volatility of 63.0% and a zero dividend yield. The grant date fair value of the performance units with performance goals was determined based on the closing price of our shares on the date of grant. The weighted-average grant date fair value of all performance units we granted during the years ended December 31, 2018 and 2017 was $4.57 and $6.06, respectively. For the 2019 Predecessor Period, 6 million shares were issued when the bankruptcy triggered a change of control clause accelerating the vesting of all outstanding performance units at 200%. The total fair value of these shares was $95 thousand. For the year ended December 31, 2018, we did not issue any shares for performance units. For the year ended December 31, 2017, 145 thousand shares were issued for the performance units related to the departure of a former executive officer. The total fair value of these shares was $1 million.

A summary of performance unit activity for the year ended December 31, 2019, is presented below:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested at December 31, 2018 (Predecessor)	4,014	$4.99
Granted	—	—
Vested	(3,033)	4.79
Cancelled or Forfeited	(981)	5.63
Non-vested at December 13, 2019 (Predecessor)	—	—
Granted	—	—
Non-vested at December 31, 2019 (Successor)	—	—

Weatherford International plc – 2019 Form 10-K | 111

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Employee Stock Purchase Plan

The Predecessor had an ESPP which permitted eligible employees to make payroll deductions to purchase Weatherford shares.  Each offering period had a six-month duration beginning on either March 1 or September 1. Shares were purchased at 90% of the lower of the closing price for our ordinary shares on the first or last day of the offering period. We issued 4 million and 3 million shares under the ESPP during the years ended December 31, 2018 and 2017, respectively. In January 2019, we temporarily suspended our ESPP due to insufficient shares remaining available for issuance under the plan as a consequence of our lower share price. New Ordinary Shares have not been registered for issuance under our ESPP.

22. Earnings per Share

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

The following discloses basic and diluted weighted average shares outstanding:

	Successor	Predecessor
	Period From	Period From
	12/14/19	01/01/2019	Years Ended
	through	through	December 31,
(Shares in millions)	12/31/2019	12/13/2019	2018	2017
Basic and Diluted Weighted Average Shares Outstanding	70	1,004	997	990

Our basic and diluted weighted average shares outstanding for the 2019 Predecessor Period are equivalent as we believe including the dilutive impact of our Predecessor potential shares would not be meaningful as the potential shares were cancelled pursuant to the terms of the Plan.

Our basic and diluted weighted average shares outstanding for the Successor Period, and for the years ended December 31, 2018 and 2017, are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the Successor Period, and the years ended December 31, 2018 and 2017, exclude potential shares for stock options, restricted shares, performance units, exchangeable senior notes, warrants outstanding and the ESPP as we have net losses for those periods and their inclusion would be anti-dilutive. The following table discloses the number of shares excluded:

	Successor	Predecessor
	Period From	Period From
	12/14/19	01/01/2019	Years Ended
	through	through	December 31,
(Shares in millions)	12/31/2019	12/13/2019	2018	2017
Potential Shares Excluded	8	197	251	250

Weatherford International plc – 2019 Form 10-K | 112

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

23. Revenues

Disaggregated Revenue by Product Line and Geographic Region

The following tables disaggregate our revenues from contracts with customers by major product line and geographic region. Equipment revenues recognized under ASC 842 was $12 million in the Successor Period, $284 million in the Predecessor Period and $337 million in the year ended December 31, 2018, which are included in the tables below.

	Successor
	Period from December 14, 2019 through December 31, 2019
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues
Product Lines:
Production	$56	$26	$82
Completions	22	44	66
Drilling and Evaluation	21	36	57
Well Construction	22	34	56
Total	$121	$140	$261

	Predecessor
	Period from January 1, 2019 to December 13, 2019
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues
Product Lines:
Production	$1,132	$339	$1,471
Completions	468	652	1,120
Drilling and Evaluation	498	695	1,193
Well Construction	522	648	1,170
Total	$2,620	$2,334	$4,954

	Predecessor
	Year Ended December 31, 2018
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues
Product Lines:
Production	$1,195	$364	$1,559
Completions	610	604	1,214
Drilling and Evaluation	647	778	1,425
Well Construction	611	935	1,546
Total	$3,063	$2,681	$5,744

Weatherford International plc – 2019 Form 10-K | 113

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

	Predecessor
	Year Ended December 31, 2017
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues
Product Lines:
Production	$1,085	$380	$1,465
Completions	641	624	1,265
Drilling and Evaluation	623	767	1,390
Well Construction	588	991	1,579
Total	$2,937	$2,762	$5,699

Revenues by Geographic Regions

Revenue by geographic area is summarized below. Revenues from customers in Ireland were nil in each of the years presented.

	Successor	Predecessor
	Period From	Period From
	12/14/19	01/01/19	Years Ended
	through	through	December 31,
(Dollars in millions)	12/31/19	12/13/19	2018	2017
Geographic Areas:
North America	$68	$1,548	$1,987	$2,047
Latin America	53	1,072	1,076	890
Western Hemisphere	121	2,620	3,063	2,937

Middle East & North Africa and Asia	88	1,427	1,716	1,755
Europe/Sub-Sahara Africa/Russia	52	907	965	1,007
Eastern Hemisphere	140	2,334	2,681	2,762

Total Revenues	$261	$4,954	$5,744	$5,699

Total revenues in the United States, part of our Western Hemisphere segment, were $59 million in the Successor Period and $1.3 billion in the Predecessor Period and $1.6 billion and $1.6 billion for the years ended December 31, 2018 and 2017, respectively.

Contract Balances

Receivables for products and services with customers are included in “Accounts Receivable, Net,” contract assets are included in “Other Current Assets” and contract liabilities are included in “Other Current Liabilities” on our Consolidated Balance Sheets. The following table provides information about receivables for product and services included in “Accounts Receivable, Net” at December 31, 2019 and 2018, respectively:

	Successor	Predecessor
(Dollars in millions)	December 31, 2019	December 31, 2018
Receivables for Product and Services in Accounts Receivable, Net	$1,089	$1,051
Weatherford International plc – 2019 Form 10-K | 114

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

Significant changes in the contract assets and liabilities balances during the period are as follows:

(Dollars in millions)	Contract Assets	Contract Liabilities
Balance at December 31, 2018 (Predecessor)	$4	$64
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	—	(61)
Increase due to cash received, net of amount recognized as revenue during the period	—	21
Increase due to revenue recognized during the period but contingent on future performance	9	—
Transferred to receivables from contract assets recognized at the beginning of the period	(2)	—
Transferred to receivables from contract assets recognized during the period	(8)	—
Adjustments due to changes in estimates or contract modifications	—	9
Adjustments due to Fresh Start Accounting	—	(29)
Balance at December 13, 2019 (Successor)	3	4
Increase due to cash received, net of amount recognized as revenue during the period	—	8
Balance at December 31, 2019 (Successor)	$3	$12

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In the following table, estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of December 31, 2019 primarily relate to subsea services and an artificial lift contract. All consideration from contracts with customers is included in the amounts presented below.

(Dollars in millions)	2020	2021	2022	2023	Thereafter	Total
Service revenue	$48	$17	$16	$16	$4	$101

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

Weatherford International plc – 2019 Form 10-K | 115

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

24. Segment Information

Reporting Segments

The Company’s chief operating decision maker (its chief executive officer) regularly reviews information by our two reportable segments, which are our Western Hemisphere and Eastern Hemisphere segments. These reportable segments are based on management’s organization and view of Weatherford’s business when making operating decisions, allocating resources and assessing performance. Research and development expenses are included in the results of our Western and Eastern Hemisphere segments. Our corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately on the caption Corporate General and Administrative.

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in “Note 1 – Summary of Significant Accounting Policies.” Excluded from capital expenditures in the tables below is the capital expenditures related to the acquisition of assets held for sale.

	Successor
	Period From December 14 through December 31, 2019
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Western Hemisphere	$121	$(4)	$14	$9
Eastern Hemisphere	140	10	20	7
	261	6	34	16
Corporate General and Administrative		(5)	—	4
Total	$261	$1	$34	$20

	Predecessor
	Period From January 1, 2019 to December 13, 2019
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Western Hemisphere	$2,620	$54	$171	$113
Eastern Hemisphere	2,334	134	269	115
	4,954	188	440	228
Corporate General and Administrative		(118)	7	22
Goodwill Impairment (a)		(730)
Prepetition Charges (b)		(86)
Long-live Asset Impairments, Asset Write-Downs, Inventory Write-Downs and Other (c)		(374)
Restructuring Charges (d)		(189)
Gain on Operational Assets Sale		15
Gain on Sale of Businesses, Net (e)		112
Total	$4,954	$(1,182)	$447	$250

(a)	Impairment of the remaining goodwill related to our reporting units.

(b)	Prepetition charges for professional and other fees related to the Cases.

(c)	Includes asset write-downs, inventory write-downs and other charges, partially offset by a reduction of a contingency reserve on a legacy contract.

Weatherford International plc – 2019 Form 10-K | 116

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

(d)	Includes restructuring charges of $189 million: $84 million in Western Hemisphere, $50 million in Eastern Hemisphere and $55 million in Corporate.

(e)	Primarily includes the gain on sale of our laboratory services business.

	Predecessor
	Year Ended December 31, 2018
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Western Hemisphere	$3,063	$208	$216	$81
Eastern Hemisphere	2,681	119	333	87
	5,744	327	549	168
Corporate General and Administrative		(130)	7	18
Goodwill Impairment (f)		(1,917)
Long-Lived Asset Impairments, Asset Write-Downs and Other Charges (g)		(238)
Restructuring Charges (h)		(126)
Total	$5,744	$(2,084)	$556	$186

(f)	Goodwill impairment of $1.9 billion was taken during the fourth quarter of 2018.

(g)
During 2018, impairments, asset write-downs and other includes $151 million in long-lived asset impairments primarily related to the land drilling rigs business and $87 million of other asset write-downs, charges and credits.

(h)	Includes restructuring charges of $126 million: $27 million in the Western Hemisphere, $45 million in the Eastern Hemisphere and $54 million in Corporate.

	Predecessor
	Year Ended December 31, 2017
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Western Hemisphere	$2,937	$(113)	$352	$70
Eastern Hemisphere	2,762	(139)	443	130
	5,699	(252)	795	200
Corporate General and Administrative		(130)	6	25
Long-Lived Asset Impairments, Write-Downs and Other Related Charges (i)		(1,711)
Restructuring Charges (j)		(183)
Litigation Charges		10
Loss on Sale of Businesses, Net (k)		96
Total	$5,699	$(2,170)	$801	$225

(i)
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

(j)	Includes restructuring charges of $183 million: $70 million in the Western Hemisphere, $77 million in the Eastern Hemisphere and $36 million in Corporate.

(k)	In the fourth quarter of 2017, we recognized a gain on the disposition of our U.S. pressure pumping and pump-down perforating assets.

Weatherford International plc – 2019 Form 10-K | 117

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

The following table presents total assets by segment at December 31:

	Successor	Predecessor
	December 31,	December 31,
(Dollars in millions)	2019	2018
Western Hemisphere	$2,514	$3,122
Eastern Hemisphere	4,392	2,966
Corporate	387	513
Total	$7,293	$6,601

Total assets in the United States, part of our Western Hemisphere segment, were $1.2 billion and $1.6 billion as of December 31, 2019 and 2018, respectively.

Revenues Percentages by Product Lines

We provide equipment and services used in the production, completions, drilling and evaluation, and well construction of oil and natural gas wells. The composition of our consolidated revenues by product line are as follows:

	Successor	Predecessor
	Period From	Period From
	12/14/19	01/01/19	Years Ended
	through	through	December 31,
	12/31/2019	12/13/2019	2018	2017
Production	32%	29%	27%	26%
Completions	25	23	21	22
Drilling and Evaluation	22	24	25	24
Well Construction	21	24	27	28
Total	100%	100%	100%	100%

Long-lived Assets by Geographic Areas

Long-lived assets by geographic area within the segments are summarized below. Long-lived assets in Ireland were nil in each of the years presented. Long-lived assets exclude goodwill and intangible assets as well as deferred tax assets of $39 million and $35 million at December 31, 2019 and 2018, respectively.

	Successor	Predecessor
	December 31,	December 31,
(Dollars in millions)	2019	2018
North America	$753	$809
Latin America	296	381
Western Hemisphere	$1,049	$1,190

Middle East & North Africa and Asia	$715	$587
Europe/Sub-Sahara Africa/Russia	684	411
Eastern Hemisphere	$1,399	$998

Total	$2,448	$2,188

Weatherford International plc – 2019 Form 10-K | 118

Table of ContentsItem 8 | Notes to the Consolidated Financial Statements

25. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the Successor and Predecessor Periods and for the year ended December 31, 2018 are presented in the following tables. In the following tables, the sum of “Basic and Diluted Loss Per Share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

	Predecessor									Successor
							Period From		Period From	Period From
	2019		2019		2019		10/01/19		01/01/19	12/14/19
(Dollars in millions, except	First		Second		Third		through		through	through
per share amounts)	Quarter		Quarter		Quarter		12/13/19		12/13/19	12/31/19
Revenues	$1,346		$1,309		$1,314		$985		$4,954	$261
Gross Profit	264		290		307		240		1,101	53
Net Income (Loss) Attributable to Weatherford	(481)	(a)	(316)	(b)	(821)	(c)	5,279	(d)	3,661	(26)

Basic and Diluted Income (Loss) Per Share	(0.48)		(0.31)		(0.82)		5.26		3.65	(0.37)

(a)
Includes charges of $298 million primarily related to goodwill impairment of $229 million, as well as $69 million primarily related to long-lived asset impairments, asset write-downs and inventory charges, restructuring and transformation charges and prepetition charges.

(b)
Includes charges of $125 million primarily related to goodwill impairment of $102 million and prepetition charges of $76 million, as well as $61 million primarily related to restructuring, transformation and asset write-downs charges, partially offset by gains on sales of businesses of $114 million.

(c)
Includes charges of $487 million primarily related to goodwill impairment of $399 million, restructuring and transformation charges and asset write-downs and inventory charges. We also incurred reorganization charges of $303 million related to our bankruptcy Plan.

(d)
Includes reorganization gains of $5.7 billion related to our emergence from bankruptcy and Fresh Start Accounting. Includes charges of $342 million primarily related to restructuring and transformation charges and asset write-downs and inventory charges.

	2018 Quarters
(Dollars in millions, except per share amounts)	First		Second		Third		Fourth		Total
Revenues	$1,423		$1,448		$1,444		$1,429		$5,744
Gross Profit	278		305		339		308		1,230
Net Loss Attributable to Weatherford	(245)	(e)	(264)	(f)	(199)	(g)	(2,103)	(h)	(2,811)

Basic and Diluted Loss Per Share	(0.25)		(0.26)		(0.20)		(2.10)		(2.82)

(e)
Includes charges of $57 million primarily related to a bond tender and call premium, restructuring and transformation charges, currency devaluation charges, asset write-downs and inventory charges, offset by gains on purchase of the remaining interest in a joint venture and a warrant fair value adjustment.

(f)
Includes credits of $109 million primarily related to restructuring and transformation charges, currency devaluation charges, long-lived asset impairments, other asset write-downs, offset by gains on property sales and a reduction of a contingency reserve on a legacy contract and a warrant fair value adjustment.

(g)
Includes charges of $95 million primarily related to restructuring and transformation charges, currency devaluation charges, long-lived asset impairments and deferred mobilization costs and other assets of the land drilling rigs business, offset by a gain on a warrant fair value adjustment.

(h)	Includes charges of $2.0 billion primarily related to goodwill impairment of $1.9 billion.

Weatherford International plc – 2019 Form 10-K | 119

Table of ContentsItem 9 | Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – An Integrated Framework (2013). As a result of this assessment, management concluded that as of December 31, 2019, our internal control over financial reporting was effective based on these criteria.

KPMG LLP has issued an attestation report dated March 16, 2020, on our internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

Changes in Internal Controls

Our management identified no change in our internal control over financial reporting, that occurred during the fourth quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Weatherford International plc – 2019 Form 10-K | 120

Table of ContentsItem 10 | Directors, Executive Officers and Corporate Governance

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See “Item 1. – Business – Executive Officers of Weatherford” of this report for Item 10 information regarding executive officers of Weatherford. Pursuant to General Instructions G(3), information on our directors and corporate governance matters is incorporated by reference from our Proxy Statement for the 2020 Annual General Meeting of Shareholders to be held on June 12, 2020.

We have adopted a code of ethics entitled “Code of Business Conduct,” which applies to all our employees, officers and directors and our board of directors has also adopted a separate “Supplemental Code of Business Conduct” for our senior officers. Copies of these codes can also be found at www.weatherford.com.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and any waiver from any provision of our Code of Business Conduct by posting such information on our web site at www.weatherford.com.

Item 11. Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation is incorporated by reference from our Proxy Statement for the 2020 Annual General Meeting of Shareholders to be held on June 12, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference from our Proxy Statement for the 2020 Annual General Meeting of Shareholders to be held on June 12, 2020.

Item 12(d). Securities Authorized for Issuance under Equity Compensation Plan Information

The following table provides information as of December 31, 2019, about the number of shares to be issued upon vesting or exercise of equity awards as well as the number of shares remaining available for issuance under our equity compensation plans.

Equity Compensation Plan Information
Plan Category (Shares in thousands, except share prices)	Numbers of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (a)
Equity compensation plans approved by shareholders (b)	—	$—	4,075,000

(a)	Excluding shares reflected in the first column of this table.

(b)	Includes our 2019 Plan, which was approved in connection with our emergence from bankruptcy in December 2019.

Weatherford International plc – 2019 Form 10-K | 121

Table of ContentsItem 15 | Exhibits

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our Proxy Statement for the 2020 Annual General Meeting of Shareholders to be held on June 12, 2020.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our Proxy Statement for the 2020 Annual General Meeting of Shareholders to be held on June 12, 2020.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report or incorporated by reference:

1.	The Consolidated Financial Statements of the Company listed on page 52 of this report.

2.	The financial statement schedule on page 128 of this report.

3.	The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a dagger (†) or double dagger (††).

(b)     Exhibits:

Exhibit Number	Description	Original Filed Exhibit	File Number
2.1	Second Amended Joint Prepackaged Plan of Reorganization of Weatherford International plc and its Affiliate Debtors, dated September 9, 2019.	Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 10, 2019	File No. 1-36504
3.1	Amended and Restated Memorandum and Articles of Association of Weatherford International public limited company.	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
† 4.1	Description of the Securities.
4.2	Indenture, dated December 13, 2019, by and among Weatherford International Ltd., as issuer, the guarantors thereto and Deutsche Bank Trust Company Americas, as trustee.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.3	Form of Senior Note.	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.4	Form of Warrant Certificate.	Included in Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504

Weatherford International plc – 2019 Form 10-K | 122

*10.1	Deed Poll of Assumption, dated June 16, 2014, executed by Weatherford Ireland	Exhibit 10.3 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.2	Employment Letter, dated March 3, 2017, between Weatherford International plc and Mark A. McCollum	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed April 28, 2017	File No. 1-36504
†*10.3	Offer Letter between Weatherford International Ltd. and Christian A. Garcia.
*10.4
Form of Deed of Indemnity of Weatherford International plc entered into by each director of Weatherford International plc and each of the following executive officers of Weatherford International plc: Mark McCollum (April 24, 2017), Christina Ibrahim (May 4, 2015), Karl Blanchard (August 21, 2017) and Christian A. Garcia (January 6, 2020).
		Exhibit 10.11 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.5
Form of Deed of Indemnity of Weatherford International Ltd entered into by each director of Weatherford International plc and each of the following executive officers of Weatherford International plc: Mark McCollum (April 24, 2017), Christina Ibrahim (May 4, 2015) and Christian A. Garcia (January 6, 2020).
		Exhibit 10.12 of the Company's Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.6	Deed of Indemnity of Weatherford Bermuda entered into by Karl Blanchard (August 21, 2017)	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 1, 2017	File No. 1-36504
10.7	Sale and Purchase Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holding Ltd. for the land drilling rigs operations in Saudi Arabia, dated as of July 11, 2018.	Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 2, 2018	File No. 1-36504
10.8	Sale and Purchase Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holding Ltd. for the land drilling rigs operations in Algeria and Kuwait, dated as of July 11, 2018.	Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 2, 2018	File No. 1-36504
10.9	Bridging Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holding Ltd., for the sale of land drilling rigs operations dated as of July 11, 2018.	Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 2, 2018	File No. 1-36504

Weatherford International plc – 2019 Form 10-K | 123

10.10	Letter Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holdings Ltd. dated October 31, 2018.	Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018	File No. 1-36504
10.11	Letter Agreement between Weatherford Worldwide Holdings GmbH and ADES International Holdings Ltd. dated November 30, 2018.	Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018	File No. 1-36504
*10.12	2019 Executive Bonus Plan.	Exhibit 99.1 of the Company’s Form 8-K filed April 2, 2019	File No. 1-36504
*10.13	Form of Retention Award.	Exhibit 99.2 of the Company’s Form 8-K filed April 2, 2019	File No. 1-36504
10.14	Letter Agreement by and between Weatherford Worldwide Holding GmbH and ADES International Holdings plc, dated February 27, 2019.	Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed May 10, 2019	File No. 1-36504
10.15	Letter Agreement by and between Weatherford Worldwide Holding GmbH and ADES International Holdings plc, dated March 18, 2019.	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed May 10, 2019	File No. 1-36504
10.16	Letter Agreement by and between Weatherford Worldwide Holding GmbH and ADES International Holdings plc, dated March 25, 2019.	Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed May 10, 2019	File No. 1-36504
10.17	Weatherford International Ltd. (Switzerland) Executive Non-Equity Incentive Plan (as amended and restated February 27, 2014) to be effective January 1, 2014	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 4, 2014	File No. 1-34258
10.18	Restructuring Support Agreement by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the Consenting Creditors, dated as of May 10, 2019.	Exhibit 10.1 of the Company’s Form 8-K filed May 13, 2019	File No. 1-36504
10.19
First Amendment to the Restructuring Support Agreement, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and certain noteholders party thereto, dated as of July 1, 2019.

		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 2, 2019	File No. 1-36504

Weatherford International plc – 2019 Form 10-K | 124

10.20
Second Amendment to Restructuring Support Agreement by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the Consenting Creditors, dated as of August 23, 2019.

		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2019	File No. 1-36504
10.21	Third Amendment to the Restructuring Support Agreement by and among Weatherford International plc, its Affiliate Debtors and the noteholders party thereto, dated as of September 9, 2019.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 10, 2019	File No. 1-36504
10.22	Backstop Commitment Agreement, by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the commitment parties thereto, dated as of July 1, 2019.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2019	File No. 1-36504
10.23	First Amendment to Backstop Commitment Agreement by and among Weatherford International plc, its Affiliate Debtors and the Commitment Parties, dated as of July 1, 2019.	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 10, 2019	File No. 1-36504
10.24
Credit Agreement Forbearance Agreement by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the lenders under the Credit Agreement party thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated as of July 1, 2019.

		Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 2, 2019	File No. 1-36504
10.25
Term Loan Forbearance Agreement by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the lenders under the Term Loan party thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated as of July 1, 2019.

		Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 2, 2019	File No. 1-36504
10.26
364-Day Forbearance Agreement by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the lenders under the 364-Day Credit Agreement, dated as of July 1, 2019.
		Exhibit 10.5 of the Company’s Form 8-K filed July 2, 2019	File No. 1-36504
10.27
Swap Agreement Forbearance Agreement by and among Weatherford International plc, Weatherford International Ltd., Weatherford International, LLC and the lenders under the swap agreements, dated as of July 1, 2019.

		Exhibit 10.6 of the Company’s Form 8-K filed July 2, 2019	File No. 1-36504
10.28
Senior Secured Superpriority Debtor-In-Possession Credit Agreement, by and among Weatherford International plc, Weatherford International, Ltd., Weatherford International, LLC and the Lenders thereto and Citibank, N.A. as administrative agent, collateral agent and issuing bank, dated July 3, 2019.

		Exhibit 10.1 of the Company’s Form 8-K filed July 5, 2019	File No. 1-36504

Weatherford International plc – 2019 Form 10-K | 125

10.29	Exit Facility Commitment Letter, dated as of November 11, 2019.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 13, 2019	File No. 1-36504
10.30
Amendment to Forbearance Agreement by and among Weatherford International plc, Weatherford International Ltd., WOFS Assurance Limited, and certain subsidiaries of Weatherford International plc, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, dated November 14, 2019.

		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 15, 2019	File No. 1-36504
10.31	Second Amendment to Backstop Commitment Agreement, by and among Weatherford International plc, its Affiliate Debtors and the Commitment Parties, dated as of November 25, 2019.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 26, 2019	File No. 1-36504
10.32
ABL Credit Agreement by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, Wells Fargo Bank, N.A. and the lenders party thereto from time to time, dated December 13, 2019.

		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.33
LC Credit Agreement by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, Deutsche Bank Trust Company Americas and the lenders party thereto from time to time, dated December 13, 2019.

		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.34
Intercreditor Agreement by and between Wells Fargo Bank, N.A., Deutsche Bank Trust Company Americas, Weatherford International plc and the grantors party there to from time to time, dated December 13, 2019.
		Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.35	Warrant Agreement by and between Weatherford International plc and American Stock Transfer & Trust Company, LLC, dated December 13, 2019.	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.36	Registration Rights Agreement by and among Weatherford International plc and certain stockholders thereto, dated December 13, 2019.	Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
*10.37
Form of Change in Control Agreement entered into by each of the following executive officers of Weatherford International plc: Mark McCollum (April 24, 2017), Christina Ibrahim (May 4, 2015), Karl Blanchard (August 21, 2017), Christian A. Garcia (January 6, 2020) and Stuart Fraser (April 15, 2018)

		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2016	File No. 1-36504

Weatherford International plc – 2019 Form 10-K | 126

*10.38
Form of Amendment to Change in Control Agreement entered into by each of the following executive officers of Weatherford International plc: Mark McCollum, Christina Ibrahim, Karl Blanchard and Stuart Fraser, each such amendment effective as of December 13, 2019.

		Exhibit 10.7 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
*10.39	Weatherford International plc 2019 Equity Incentive Plan.	Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504

†21.1	Subsidiaries of Weatherford International plc
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Weatherford International plc – 2019 Form 10-K | 127

Table of Contents    Valuation and Qualifying Accounts

Financial Statement Schedules

1.	Valuation and qualifying accounts and allowances.

SCHEDULE II

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE SUCCESSOR PERIOD ENDED DECEMBER 31, 2019
AND PREDECESSOR PERIOD ENDED DECEMBER 13, 2019, DECEMBER 31, 2018 DECEMBER 31, 2017

	Balance at				Balance at
	Beginning				End of
(Dollars in millions)	of Period	Expense (a)	Recoveries (b)	Other (c) (d)	Period (e)
Year Ended December 31, 2019 (Successor):
Allowance for Uncollectible Accounts Receivable	—	—	—	—	—
Valuation Allowance on Deferred Tax Assets	$1,222	$(56)	$—	$—	$1,166
Excess and Obsolete Inventory Reserve	—	—	—	—	—

Year Ended December 13, 2019 (Predecessor):
Current Allowance for Uncollectible Accounts Receivable	$123	$4	$(3)	$(124)	$—
Long-term Allowance for Uncollectible Accounts Receivable	171	—	(3)	(168)	—
Total Allowance for Uncollectible Accounts Receivable	$294	$4	$(6)	$(292)	$—

Valuation Allowance on Deferred Tax Assets	$1,702	$(480)	$—	$—	$1,222
Excess and Obsolete Inventory Reserve	$305	$163	$(4)	$(464)	$—

Year Ended December 31, 2018 (Predecessor):
Current Allowance for Uncollectible Accounts Receivable	$156	$5	$(15)	$(23)	$123
Long-term Allowance for Uncollectible Accounts Receivable	173	—	(2)	—	171
Total Allowance for Uncollectible Accounts Receivable	$329	$5	$(17)	$(23)	$294

Valuation Allowance on Deferred Tax Assets	$1,887	(166)	—	(19)	$1,702
Excess and Obsolete Inventory Reserve	$635	86	(6)	(410)	$305

Year Ended December 31, 2017 (Predecessor):
Allowance for Uncollectible Accounts Receivable	$129	$80	$—	$(53)	$156
Long-term Allowance for Uncollectible Accounts Receivable	—	158	—	15	173
Total Allowance for Uncollectible Accounts Receivable	$129	$238	$—	$(38)	$329

Valuation Allowance on Deferred Tax Assets	$1,738	158	—	(9)	$1,887
Excess and Obsolete Inventory Reserve	$265	545	(5)	(170)	$635

(a)
In the second quarter of 2017, we changed the accounting for revenue with our primary customer in Venezuela to record a discount reflecting the time value of money and accrete the discount as interest income over the expected collection period using the effective interest method. In the fourth quarter of 2017, we changed the accounting for revenue with substantially all of our customers in Venezuela due to the downgrade of the country’s bonds by certain credit agencies, continued economic turmoil and continued economic sanctions around certain financing transactions imposed by the U.S. government. We recorded a charge equal to a full allowance on our accounts receivable for customers in Venezuela of approximately $230 million. This reduced our long-term and current receivables by $158 million and $72 million, respectively, as of December 31, 2017. The long-term allowance related to our primary customer in Venezuela is $171 million and $173 million as of December 31, 2018 and December 31, 2017. Upon

Weatherford International plc – 2019 Form 10-K | 128

Table of Contents    Valuation and Qualifying Accounts

emergence from bankruptcy on December 13, 2019, the allowance for uncollectible accounts receivable related to our primary customer in Venezuela was nil.

(b)	Of the total recoveries in 2018, we collected $16 million on previously fully reserved Venezuelan accounts receivable.

(c)
Other for 2019 almost entirely represents our Fresh Start Accounting adjustments to record our reserves at fair value at December 31, 2019. Other within the allowance for uncollectible accounts receivable as of December 2017 includes write-offs and amounts reclassified to long-term and as of December 31, 2018, includes reductions to allowance reserves. Other within the excess and obsolete inventory reserve also includes removal of scrapped inventory that had been previously reserved.

(d)
Other for valuation allowance on deferred taxes in 2018 is primarily due to currency translation. Other for excess and obsolete inventory reserve in 2018 primarily represents the removal of scrapped inventory that had been previously reserved.

(e)
Upon emergence from bankruptcy on December 13, 2019, the allowance for uncollectible accounts receivable and the excess and obsolete inventory reserve were nil. There was no expense, recoveries, or other movements between December 13, 2019 through December 31, 2019 and the balance for both allowance for uncollectible accounts receivable and the excess and obsolete inventory reserve was nil at December 31, 2019.

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

Item 16. Form 10-K Summary

None.

Weatherford International plc – 2019 Form 10-K | 129

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2020.

Weatherford International plc

/s/ Mark A. McCollum
Mark A. McCollum
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark A. McCollum	President, Chief Executive Officer and Director	March 16, 2020
Mark A. McCollum	(Principal Executive Officer)

/s/ Christian A. Garcia	Executive Vice President and	March 16, 2020
Christian A. Garcia	Chief Financial Officer
(Principal Financial Officer)

/s/ Stuart Fraser	Vice President and	March 16, 2020
Stuart Fraser	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Thomas R. Bates, Jr.	Chairman of the Board and Director	March 16, 2020
Thomas R. Bates, Jr.

/s/ John F. Glick	Director	March 16, 2020
John F. Glick

/s/ Neal P. Goldman	Director	March 16, 2020
Neal P. Goldman

/s/ Gordon T. Hall	Director	March 16, 2020
Gordon T. Hall

/s/ Jacqueline Mutschler	Director	March 16, 2020
Jacqueline Mutschler

/s/ Charles M. Sledge	Director	March 16, 2020
Charles M. Sledge

Weatherford International plc – 2019 Form 10-K | 130