Form 10-Q
period 2020-03-31
Weatherford International plc
filed 2020-05-11
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
Registrant’s Telephone Number, Including Area Code: 713.836.4000

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) (1)	Name of each exchange on which registered
Ordinary shares, $0.001 par value per share	WFTLF	N/A

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
As of April 30, 2020, there were 70,017,356 Weatherford ordinary shares, $0.001 par value per share, outstanding.
______________
1 On April 17, 2020, the New York Stock Exchange (the “NYSE”) filed a Form 25 (the “Form 25”) with the Securities and Exchange Commission delisting our ordinary shares from trading on the NYSE, which delisting became effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the de-registration of our ordinary shares under Section 12(b) of the Exchange Act will become effective 90 days from the date of the Form 25 filing.

Weatherford International public limited company
Form 10-Q for the Three Months Ended March 31, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(Dollars and shares in millions, except per share amounts)	3/31/2020	3/31/2019
Revenues:
Products	$450	$496
Services	765	850
Total Revenues	1,215	1,346

Costs and Expenses:
Cost of Products	392	468
Cost of Services	521	614
Research and Development	33	36
Selling, General and Administrative	248	231
Long-lived Assets Impairment	640	—
Goodwill Impairment	167	229
Restructuring and Other Charges	36	69
Total Costs and Expenses	2,037	1,647

Operating Loss	(822)	(301)

Other Expense:
Reorganization Items	(9)	—
Interest Expense, Net	(58)	(155)
Other Expense, Net	(25)	(9)

Loss Before Income Taxes	(914)	(465)
Income Tax Provision	(44)	(12)
Net Loss	(958)	(477)
Net Income Attributable to Noncontrolling Interests	8	4
Net Loss Attributable to Weatherford	$(966)	$(481)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(13.80)	$(0.48)

Weighted Average Shares Outstanding:
Basic & Diluted	70	1,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(Dollars in millions)	3/31/2020	3/31/2019
Net Loss	$(958)	$(477)
Foreign Currency Translation Adjustments	(95)	33
Comprehensive Loss	(1,053)	(444)
Comprehensive Income Attributable to Noncontrolling Interests	8	4
Comprehensive Loss Attributable to Weatherford	$(1,061)	$(448)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except par value)	3/31/2020	12/31/2019
	(Unaudited)
Assets:
Cash and Cash Equivalents	$670	$618
Restricted Cash	94	182
Accounts Receivable, Net of Allowance for Credit Losses of $10 at March 31, 2020 and $0 at December 31, 2019	1,204	1,241
Inventories, Net	1,004	972
Other Current Assets	402	440
Total Current Assets	3,374	3,453

Property, Plant and Equipment, Net of Accumulated Depreciation of $124 at March 31, 2020 and $25 at December 31, 2019	1,554	2,122
Goodwill	72	239
Intangible Assets, Net of Accumulated Amortization of $55 at March 31, 2020 and $9 at December 31, 2019	928	1,114
Other Non-Current Assets	237	365
Total Assets	$6,165	$7,293

Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	26	13
Accounts Payable	544	585
Accrued Salaries and Benefits	248	270
Income Taxes Payable	199	205
Other Current Liabilities	627	599
Total Current Liabilities	1,644	1,672

Long-term Debt	2,149	2,151
Other Non-Current Liabilities	509	554
Total Liabilities	4,302	4,377

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 70 shares at March 31, 2020 and December 31, 2019	$—	$—
Capital in Excess of Par Value	2,897	2,897
Retained Deficit	(992)	(26)
Accumulated Other Comprehensive Income (Loss)	(86)	9
Weatherford Shareholders’ Equity	1,819	2,880
Noncontrolling Interests	44	36
Total Shareholders’ Equity	1,863	2,916
Total Liabilities and Shareholders’ Equity	$6,165	$7,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(Dollars in millions)	3/31/2020	3/31/2019
Cash Flows From Operating Activities:
Net Loss	$(958)	$(477)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	157	123
Goodwill Impairment	167	229
Long-lived Asset Impairments and Other Charges	648	31
Loss on Sale Businesses, Net	1	36
Deferred Income Tax Provision (Benefit)	23	(6)
Other Net Income Adjustments	5	2
Change in Operating Assets and Liabilities:
Accounts Receivable	(3)	(18)
Inventories	(48)	(40)
Accounts Payable	(32)	11
Other, Net	70	(140)
Net Cash Provided by (Used in) Operating Activities	30	(249)

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(38)	(59)
Payments of Deferred Consideration on the Acquisition of Equity Investment	(12)	—
Acquisition of Intangible Assets	(2)	(5)
Proceeds from Disposition of Assets	6	26
Proceeds from Disposition of Businesses, Net	(1)	74
Net Cash Provided by (Used in) Investing Activities	(47)	36

Cash Flows From Financing Activities:
Repayments of Long-term Debt	(2)	(15)
Borrowings (Repayments) of Short-term Debt, Net	(3)	228
Other Financing Activities	(3)	(5)
Net Cash Provided by (Used in) Financing Activities	(8)	208
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11)	1

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(36)	(4)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	800	602
Cash, Cash Equivalents and Restricted Cash at End of Period	$764	$598

Supplemental Cash Flow Information:
Interest Paid	$2	$157
Income Taxes Paid, Net of Refunds	$21	$35
Non-cash Financing Obligations	$17	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” or “Weatherford”) are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”).

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly state our results of operations, financial position and cash flows of the Company and its subsidiaries for the periods presented and are not necessarily indicative of the results that may be expected for a full year. The Company’s financial statements have been prepared on a consolidated basis. Under this basis, our financial statements consolidate all wholly owned subsidiaries and controlled joint ventures. All intercompany accounts and transactions have been eliminated.

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2019 Annual Report for the discussion on our significant accounting policies. Certain reclassifications of the financial statements and accompanying footnotes for the three months ended March 31, 2019 have been made to conform to the presentation for the three months ended March 31, 2020.

As described in “Note 1 – Summary of Significant Accounting Policies”, “Note 2 – Emergence from Bankruptcy Proceedings”, and “Note 3 – Fresh Start Accounting” of our Consolidated Financial Statements from our 2019 Annual Report, we filed voluntary petitions for bankruptcy on July 1, 2019, then emerged from bankruptcy on December 13, 2019 and adopted fresh-start accounting upon emergence. References to “Predecessor” herein relate to the Condensed Consolidated Statements of Operations for the period ended March 31, 2019 (“Predecessor Period”). References to “Successor” herein relate to the Condensed Consolidated Balance Sheets of the reorganized Company as of March 31, 2020 and December 31, 2019 and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 (“Successor Period”) and are not comparable to the Consolidated Financial Statements of the Predecessor as indicated by the “black line” division in the financials and footnote tables, which emphasizes the lack of comparability between amounts presented. The Company’s financial results for future periods will be different from historical trends and the differences may be material.

Impact of COVID-19 and Oil Price Declines on Our Operations and Liquidity

Throughout the first quarter of 2020, multiple events have created significant uncertainty for the trajectory of the industry and the Company, lowering expectations of oil and gas related spending throughout the remainder of 2020 and beyond. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In response, national and local governments imposed rapidly evolving social distancing guidelines, travel restrictions and stay-at-home orders that caused a significant decrease in activity in the global economy and the demand for oil and gas which negatively impacted the price of oil and gas. By the end of March, the spread of COVID-19 eventually caused most countries to implement lock-down or shelter-in-place measures. This has caused a demand destruction for hydrocarbons, causing unprecedented dislocations throughout the industry. These measures have negatively impacted, and will continue to have near-term and long-term impacts, on our ability to operate effectively, including operational and manufacturing disruptions such as a lack of availability of key components from our suppliers, customer restrictions that prevent us access to their sites and changes to Weatherford’s policies that have restricted the way our employees work.

Compounding the collapse in global demand for oil brought about by the COVID-19 lock-downs across the world, in March 2020, members of the Organization of the Petroleum Exporting Countries and ten other oil producing countries (“OPEC+”) met to discuss how to respond to the potential market effects of the global COVID-19 pandemic. The meeting ended on March 6, 2020, as Saudi Arabia failed to convince Russia to reduce production to offset falling demand due to slowing economic activity resulting from the global COVID-19 pandemic. In response to Russia’s refusal to accept the production cut, Saudi Arabia announced an immediate reduction in its export prices and Russia announced that all previously agreed oil production cuts would expire on April 1, 2020. These actions flooded the global market with an oversupply of oil. As a result, the price of oil and gas further declined and available worldwide storage was nearing capacity, which is further pressuring commodity prices and forcing producers to shut-in a significant amount of production globally. In early April 2020, in response to significantly depressed global oil prices, certain countries, led by Saudi Arabia, Russia and the United States, committed to implement reductions in world oil production. However, the price of oil and gas has not recovered to date and recovery is not expected in the near term. Worldwide economic activity is falling sharply, and oil demand destruction is leading to an unprecedented supply-demand imbalance in the range of 20-30 million barrels per day. Moreover, once the supply and demand equation re-balances, it is unclear when a stable oil market will return as record crude inventories will dampen the pace of any recovery, translating to near-term uncertainties in activity and challenges in forecasting our business.

The imbalance between supply and demand for oil created by simultaneous impacts of the COVID-19 pandemic and recent actions by certain OPEC+ nations, together with uncertainty around the extent and timing for an economic recovery, have caused extreme market volatility and resulted in a precipitous decline in commodity prices during March 2020 and April 2020 and substantial reductions to the capital spending plans of exploration and production companies. This has resulted in, and is expected to continue to result in, weakened demand for our products and services through the remainder of 2020 and, potentially, 2021. As a result, our financial results for the first quarter of 2020, and our outlook for the remainder of the year, have been materially and negatively impacted. In addition, we also anticipate substantial constraints on our ability to generate revenues, profits and cash flows and to maintain adequate liquidity. We currently expect a multi-year (2020 to 2021 and beyond) dislocation across the industry, with the quickest and deepest impacts to be felt across North America, followed by certain international markets such as Europe, Latin America and Sub Saharan Africa.

Entering 2020, we were already taking a number of actions that were yielding improvements in our cost structure. However, given current developments, we are now implementing more aggressive actions to right-size our business to address current market conditions. At March 31, 2020, we had adequate liquidity and were compliant with our financial covenants under the agreements governing our outstanding indebtedness. However, our rapidly changing operating environment has led to an inability to predict the ultimate length and depth of the adverse economic impact from the COVID-19 pandemic and uncertainty in the global oil markets on our industry and the Company, though the effects have been, and are expected to continue to be, significant. In this backdrop, given the material decline in our business as a result of the historic oversupply of hydrocarbons worldwide, we expect that a breach of our covenants under our ABL Revolving Credit Agreement is forthcoming. A breach of the financial covenants under our ABL Credit Agreement would constitute an event of default under our ABL Credit Agreement and if not cured or waived, would potentially constitute an event of default under our LC Credit Agreement and our unsecured Exit Notes. An event of default under these agreements could result in the obligations under these agreements being accelerated or cash collateralized. Either such result would constrain liquidity to the point where we would not be able to service the interest on our debt or pay other obligations and thus, raises substantial doubt on the Company’s ability to continue as a going concern within the next 12 months. As a result, our management and the Board of Directors are evaluating options to improve liquidity and address the Company’s long-term capital structure. To address this expected shortfall in liquidity and capital structure constraints, we are in discussions with holders of our unsecured senior notes with respect to potential deleveraging or restructuring transactions. The Company cannot provide any assurances if or when it will agree on the terms of or consummate any potential restructuring or deleveraging transactions.

Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern

The significant uncertainty on the long-term impacts of the COVID-19 pandemic in general, the global economy, and the oil and gas industry for 2020 and beyond is having a substantial negative impact on our business. The global impacts surrounding the COVID-19 pandemic discussed above, including operational and manufacturing disruptions, logistical constraints and travel restrictions, are rapidly evolving and dynamic. We have experienced and expect to continue to experience actions that will negatively impact our ability to operate, including delays or a lack of availability of key components from our suppliers, customer restrictions that prevents access to their sites, community measures to contain the spread of the virus, and changes to Weatherford’s policies that have restricted the way our employees work. We expect most, if not all, of these disruptions and constraints to have lasting effects on how we and our customers and suppliers work in the future. The demand destruction associated with the COVID-19 pandemic and recent actions by OPEC+ have caused commodity prices to plunge precipitously and correspondingly, substantial activity declines in the industry.

Further, actions by certain members of OPEC+ and its partners significantly disrupted the supply/demand equation, resulting in unprecedented commodity price weakness, significant reductions to the capital spending plans of our customers and uncertainty of when a stable oil market returns. Global storage for crude is on the verge of reaching capacity, further pressuring commodity prices and forcing producers to shut-in a significant amount of production globally. The COVID-19 pandemic coupled with the recent customer responses to OPEC+ initiatives have resulted in immediate weakness in demand for our products and services.

While Weatherford’s products and services continue to be in demand globally, the overall industry weakness has a significant impact on our short-term and long-term outlook and are expected to further constrain our ability to generate revenues, profits and cash flows resulting in a sudden negative impact to our liquidity profile. Additionally, between December 31, 2019 through March 31, 2020, our bond prices declined 44% and our ordinary share price has fallen 79%. In late March and early April 2020 credit rating agencies have downgraded our credit ratings, which may limit our ability to secure additional external funding.

This significant and sudden change in the global business environment has increased the level of uncertainty in our business and has impacted various key stakeholders, including our employees, customers, suppliers and key lenders. The severity of these weak industry conditions has negatively impacted our results of operations and cash flows and we believe will continue to do so in the future.

In response, we quickly increased and accelerated our workforce reduction plan, reduced certain management and employee pay, reduced other operating costs, and initiated further consolidation of our operations. However, even with our rapid and vast response and actions, given the material decline in our business as a result of the historic oversupply of hydrocarbons worldwide, we expect that a breach of our covenants under our ABL Revolving Credit Agreement is forthcoming. A breach of the financial covenants under our ABL Credit Agreement would constitute an event of default under our ABL Credit Agreement and if not cured or waived, would potentially constitute an event of default under our LC Credit Agreement and our unsecured Exit Notes. An event of default under these agreements could result in the obligations under these agreements being accelerated or cash collateralized. Either such result would constrain liquidity to the point where we would not be able to service the interest on our debt or pay other obligations and thus, raises substantial doubt on the Company’s ability to continue as a going concern within the next 12 months.

To address this sudden shortfall in liquidity resulting in significant capital structure constraints, we began discussions with holders of our unsecured 11% senior notes due 2024 (“Exit Notes”) with respect to a potential deleveraging or restructuring transaction. The Company cannot provide any assurances on if or when it will agree on the terms of or consummate any potential restructuring or deleveraging transactions. In addition, on May 6, 2020, the Company borrowed $100 million under its ABL Revolving Credit Agreement to strengthen its cash liquidity position. The actions taken by management to preserve liquidity and capital include the borrowing under our ABL Revolving Credit Agreement, reduction of capital expenditures, consolidation of product lines to eliminate redundancy, exiting from sub-scale locations and a higher level of headcount reductions. In addition, the precipitous decline in activity will ultimately result in a significant decline in our accounts receivable balance, particularly in North America, which comprises the most significant component of our credit facility borrowing base and will further impair our ability to comply with the covenants under the ABL Revolving Credit Agreement. Despite all the actions we have taken and are taking, we expect that a breach of our covenants under the ABL Revolving Credit Agreement is forthcoming.

The combination of the unprecedented industry conditions, risks and uncertainties associated with the COVID-19 pandemic, lower activity levels and potential covenant breach, raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplate the continuation of the Company as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

2. New Accounting Pronouncements

Accounting Changes

On January 1, 2020, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in previous U.S. GAAP with a methodology (Current Expected Credit Losses model, or CECL) that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The guidance requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance applies to (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, and (ii) loan commitments and other off-balance sheet credit exposures. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.

3.  Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. Our factoring transactions in the Successor Period and Predecessor Period were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows. The following table presents accounts receivable sold and cash proceeds from the sale of accounts receivable. The loss on sale of accounts receivable was immaterial in both the Successor and Predecessor periods.

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(Dollars in millions)	3/31/2020	3/31/2019
Accounts Receivable Sold	$6	$84
Cash Proceeds from Sale of Accounts Receivable	$6	$81

4.  Inventories, Net

Inventories by category were as follows:

(Dollars in millions)	3/31/2020	12/31/2019
Work in Process and Raw Materials, Components and Supplies	$143	$142
Finished Goods	861	830
	$1,004	$972

5.  Business Combinations and Divestitures

Acquisitions

We did not have any acquisitions of businesses in the three months ended March 31, 2020 or 2019. We paid $12 million in March 2020 and an additional $12 million in April 2020 as deferred consideration associated with our acquisition of the remaining 50% equity interest in our Qatari joint venture which took place in the first quarter of 2018.

Divestitures

We did not have any significant dispositions of businesses in the three months ended March 31, 2020. In the first quarter of 2019, we completed the final closings pursuant to the purchase and sale agreements entered into with ADES International Holding Ltd. related to agreements primarily to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia for an aggregate purchase price of $287.5 million. We received gross proceeds of $72 million in the first quarter of 2019. The loss on the sale of land drilling rigs operations recognized in the first quarter of 2019 was $6 million and divested a carrying amount of $66 million in net assets previously included in assets held for sale as of December 31, 2018.

6.  Long-lived Assets Impairment and Other

As a result of the unprecedented industry conditions described in “Note 1 – General” which we identified as impairment indicators, we completed impairment assessments of our property, plant and equipment, definite-lived intangible assets, goodwill and right of use assets with the assistance of third-party valuation advisors. Based on our impairment test, we determined the carrying amount of certain long-lived assets exceeded their respective fair values. Therefore, during the three months ended March 31, 2020, we recorded total long-lived asset impairments of $640 million and $167 million of goodwill impairments. The fair value of our long-lived assets were based on discounted cash flow analysis or Level 3 fair values analysis. The unobservable inputs to the income approach included the assets’ estimated future cash flows, estimates of discount rates commensurate with the assets’ risks, revenue growth rates, profitability margins, and the remaining useful life of the primary asset.

The table below details the Successor impairment charges by asset and segment:

	Three Months Ended March 31, 2020
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Property, Plant and Equipment	$222	$208	$430
Intangible Assets	31	106	137
Right of Use Assets	49	24	73
Goodwill	—	167	167
Total Impairment Charges	$302	$505	$807

See Note 7 – Goodwill and Intangible Assets and Note 9 – Leases for further information. We had $229 million of goodwill impairment and had no long-lived asset impairments in the Predecessor Period for the three months ended March 31, 2019.

7.  Goodwill and Intangible Assets

Goodwill

We determined the unprecedented industry conditions described in “Note 1 – General” are triggering events in our qualitative goodwill assessment that required us to review the recoverability of our long-lived assets as discussed in “Note 6 - Long-Lived Asset Impairments and Other” and perform an interim quantitative goodwill assessment as of March 31, 2020. Our quantitative goodwill impairment assessment is based on discounted cash flow analysis and a multiples-based market approach for comparable companies in our industry, a Level 3 fair value analysis. The analysis includes significant judgments, including estimated future cash flows, estimates of discount rates, revenue growth rates, profitability margins and capital expenditures. Goodwill impairment occurs when the carrying amount of a reporting unit exceeds the fair value. For the three months ended March 31, 2020, based on our goodwill impairment assessment, we recognized goodwill impairment of $167 million, including $127 million in our Middle East & North Africa reporting unit and $40 million in our Russia reporting unit, which are both part of our Eastern Hemisphere segment.

The changes in the carrying amount of goodwill by reporting segment at March 31, 2020, are presented in the following table.

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2019	$—	$239	$239
Impairment	—	(167)	(167)
Balance at March 31, 2020	$—	$72	$72

For the first quarter ended March 31, 2019, the Predecessor goodwill impairment tests indicated that goodwill for the North America reporting unit was impaired and as a result the Predecessor incurred a goodwill impairment charge of $229 million. The impairment indicators during the quarter was a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and forecasted growth in North America.

Intangible Assets

The components of definite-lived intangible assets, net of accumulated amortization, were as follows:

(Dollars in millions)	3/31/2020	12/31/2019
Developed and Acquired Technology	$545	$721
Trade Names	383	393
Totals	$928	$1,114

As of March 31, 2020, based on our impairment test, we recognized intangible asset impairments of $137 million of our developed and acquired technology. Amortization expense was $46 million for the three months ended March 31, 2020 and $16 million for the three months ended March 31, 2019 and is reported in Selling, General and Administrative on our Condensed Consolidated Statements of Operations. At March 31, 2020, accumulated amortization was $43 million for Developed and Acquired Technology and $12 million for Trade Names.

Given the dynamic nature of COVID-19 pandemic and related market conditions, we cannot estimate the period of time that these events will persist or the full extent of the impact on our business. If market conditions continue to deteriorate, we may record further impairments related to the carrying amount of our long-lived assets, definite-lived intangibles and goodwill.

8. Restructuring, Facility Consolidation and Severance Charges

During the three months ended March 31, 2020, in response to the impact on our business from the COVID-19 pandemic and the sudden and significant decline in oil prices as discussed in “Note 1 – General”, we initiated additional immediate actions and developed plans to reduce our future cost structure. As a result, during the three months ended March 31, 2020, we recorded restructuring of $26 million. Additional charges with respect to our ongoing cost reduction actions are expected to be recorded in the second quarter of 2020 and could result in additional charges in future periods as we execute our plans.

The following table presents restructuring charges for the Successor Period and Predecessor Period.

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(Dollars in millions)	3/31/2020	3/31/2019
Severance Charges	$23	$2
Facility Consolidation and Other Charges	3	14
Asset Related Charges (non-cash)	—	4
Total Restructuring Charges	$26	$20

The following table presents total restructuring charges by reporting segment and Corporate for the Successor Period and Predecessor Period.

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Corporate	Total
March 31, 2020 (Successor)	$15	$6	$5	$26
March 31, 2019 (Predecessor)	5	5	10	20

The following table presents total restructuring accrual activity charges, payments and other changes for the Successor Period ended March 31, 2020.

(Dollars in millions)	Accrued Balance at Beginning of Period	Charges	Cash Payments	Other	Accrued Balance at End of Period
March 31, 2020 (Successor)	$66	$26	$(17)	$(4)	$71

9. Leases

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

The unmanned equipment that we lease to customers as operating leases consists primarily of drilling rental tools and artificial lift pumping equipment. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. See “Note 15 – Revenues” for additional details on our equipment rental revenues. Finance leases are recorded net of $3 million in accumulated amortization as of March 31, 2020.

As a result of the unprecedented industry conditions described in “Note 1 – General”, we impaired our right of use assets by $73 million to their respective fair values in the three months ended March 31, 2020, as also summarized at “Note 6 - Long-Lived Asset Impairments and Other”.

(Dollars in millions)	Classification	3/31/2020	12/31/2019
Balance Sheet Components:
Assets
Operating	Other Non-Current Assets	$172	$256
Finance	Property Plant and Equipment, Net	62	62
Total lease assets		$234	$318

Liabilities
Current
Operating	Other Current Liabilities	$79	$79
Finance	Short-term Borrowings and Current Portion of Long-term Debt	11	10

Non-Current
Operating	Other Non-Current Liabilities	196	213
Finance	Long-term Debt	52	54
Total lease liabilities		$338	$356

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(Dollars in millions)	3/31/2020	3/31/2019
Lease Expense Components:
Operating lease expense	$24	$30
Short-term and variable lease expense	22	20
Finance lease expense: Amortization of ROU assets and interest on lease liabilities	4	3
Sublease income	(1)	(2)
Total lease expense	$49	$51

	Operating	Finance
(Dollars in millions)	Leases	Leases
Maturity of Lease Liabilities as of March 31, 2020:
Remainder of 2020	$76	$12
2021	83	13
2022	57	11
2023	31	11
2024	23	11
After 2024	138	25
Total Lease Payments	408	83
Less: Interest	133	20
Present Value of Lease Liabilities	$275	$63

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(Dollars in millions except years and percentages)	3/31/2020	3/31/2019
Other Supplemental Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$28	$32
Operating cash outflows from finance leases	$1	$1
Financing cash outflows from finance leases	$2	$2

ROU assets obtained in exchange of new operating lease liabilities	$19	$19
ROU assets obtained in exchange of new finance lease liabilities	$2	$—
Loss on sale leaseback transactions (short-term) (a)	$—	$36

Weighted-average remaining lease term (years)
Operating leases	7.7	6.7
Finance leases	6.4	7.9

Weighted-average discount rate (percentages)
Operating leases	9.2%	13.1%
Finance leases	9.1%	5.6%
(a) Included in “Restructuring, Asset Impairments and Other” of our Condensed Consolidated Statements of Operations and “Other Net Income Adjustments” of our Condensed Consolidated Statements of Cash Flows.

10.  Borrowings and Other Obligations

(Dollars in millions)	3/31/2020	12/31/2019
Finance Lease Current Portion	$11	$10
Other Short-term Loans	15	3
Short-term Borrowings	$26	$13

Long-term Debt	$2,149	$2,151

Credit Agreements

ABL Credit Agreement

On December 13, 2019, the Company entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent. Among other things, proceeds of loans under the ABL Credit Agreement may be used to finance ongoing working capital and general corporate needs of the Company and certain of its subsidiaries. The facility may also be used for issuing letters of credit. The maturity date of loans made under the ABL Credit Agreement is June 13, 2024. At March 31, 2020, the Company did not have any borrowings under the ABL Credit Agreement, had approximately $235 million borrowing availability under the facility and had utilized $140 million related to letters of credit issued.

On May 6, 2020, the Company borrowed $100 million under its ABL Revolving Credit Agreement to strengthen its cash liquidity position.

The applicable terms, interest rates and fees for borrowings under the ABL Credit Agreement are the same as those presented in “Note 13 – Short-Term Borrowings and other Debt Obligations” in our 2019 Annual Report.

LC Credit Agreement

On December 13, 2019, the Company entered into a senior secured letter of credit agreement in an aggregate amount of $195 million (the “LC Credit Agreement,” together with the ABL Credit Agreement, the “Exit Credit Agreements”) with the lenders party thereto and Deutsche Bank Trust Company Americas as administrative agent. The LC Credit Agreement is used for the issuance of bid and performance letters of credit of the Company and certain of its subsidiaries. The maturity date under the LC Credit Agreement is June 13, 2024. At March 31, 2020, the Company had approximately $120 million in outstanding letters of credit under the LC Credit Agreement.

The applicable terms, interest rates and fees for borrowings under the LC Credit Agreement are the same as those presented in “Note 13 – Short-Term Borrowings and other Debt Obligations” in our 2019 Annual Report.

As of March 31, 2020, we were in compliance with these financial covenants as defined in the Exit Credit Agreements and in the covenants under our indentures. However, the full impact that the pandemic and the precipitous decline in oil prices will have on our results of operations, financial condition, liquidity and cash flows is uncertain. The actions taken by management to preserve liquidity and capital include the borrowing under our ABL Revolving Credit Agreement, reduction of capital expenditures, consolidation of product lines to eliminate redundancy, exiting from sub-scale locations and a higher level of headcount reductions. In addition, the precipitous decline in activity will ultimately result in a significant decline in our accounts receivable balance, particularly in North America, which comprises the most significant component of our credit facility borrowing base and will further impair our ability to comply with the covenants under the ABL Revolving Credit Agreement. Despite all the actions we have taken and are taking, we expect that a breach of our covenants under the ABL Revolving Credit Agreement is forthcoming. A breach of the financial covenants under our ABL Credit Agreement would constitute an event of default under our ABL Credit Agreement and if not cured or waived, would potentially constitute an event of default under our LC Credit Agreement and our unsecured Exit Notes. An event of default under these agreements could result in the obligations under these agreements being accelerated or cash collateralized. Either such result would constrain liquidity to the point where we would not be able to service the interest on our debt or pay other obligations and thus, raises substantial doubt on the Company’s ability to continue as a going concern within the next 12 months. See “Note1 - General” for further details.

Other Short-term Arrangements and Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities and other financing arrangements. At March 31, 2020, we had $15 million in short-term borrowings under these arrangements.

As of March 31, 2020, we had $361 million of letters of credit and performance and bid bonds outstanding, consisting of $140 million of letters of credit under the ABL Credit Agreement, $120 million of letters of credit under the LC Credit Agreement and $101 million of letters of credit under various uncommitted facilities. At March 31, 2020, we had cash collateral of $91 million, included in Restricted Cash supporting letters of credit under our various uncommitted facilities.

Long-term Debt

On December 13, 2019, we issued unsecured 11.00% senior notes due in 2024 (“Exit Notes “) in an aggregate principal amount of $2.1 billion. Interest on the Exit Notes accrues at the rate of 11.00% per annum and will be payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2020. The Exit Notes mature on December 1, 2024.

The indenture governing the Exit Notes contains covenants that limit, among other things, the Company’s ability and the ability of certain of its subsidiaries, to: incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; sell stock of its subsidiaries; transfer or sell assets; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. At March 31, 2020, we are in compliance with our indenture covenants. However, as noted above, a breach under the ABL Revolving Credit Agreement that is not cured or waived, could trigger an event of default under our unsecured Exit Notes.

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

(Dollars in millions)	3/31/2020	12/31/2019
Fair Value	$1,260	$2,252
Carrying Value	2,098	2,097

The total fair value of our debt decreased significantly during the first quarter of 2020, primarily due to the negative impact on our business and industry associated with the COVID-19 pandemic, OPEC+ disagreements and credit rating agency downgrades as described in “Note 1 – General”. These events have collectively increased the credit spreads for our publicly traded bonds, thus reducing the associated fair value.

11.  Fair Value of Financial Instruments

Our assets and liabilities measured at fair value on a recurring basis consists solely of our derivative instruments. We monitor the creditworthiness of our counterparties, which are multinational commercial banks. The fair values of all our outstanding derivative instruments are determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Our derivative activity is not material to our financial statements.

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, held-to-maturity investments, short-term borrowings and long-term debt. Except for short-term borrowings and long-term debt, the estimated fair value of these financial instruments approximates their carrying values as reflected in our Condensed Consolidated Financial Statements. The fair value of our short-term and long-term borrowings are discussed in “Note 10 – Borrowings and Other Obligations.”

As of March 31, 2020, and December 31, 2019, we have $50 million in total of held-to-maturity Angolan government bonds primarily maturing in the third and fourth quarters of 2020. The carrying value of $50 million in both periods approximate their fair value as of March 31, 2020 and December 31, 2019.

12. Disputes, Litigation and Legal Contingencies

We are subject to lawsuits and claims arising out of the nature of our business. We have certain claims, disputes and pending litigation for which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases, that would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material. Due to the COVID-19 pandemic, courts in many jurisdictions around the world have been temporarily closed for trials and hearings, which has resulted in delays in many of the Company’s litigation matters.

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 were $40 million and $44 million, respectively.

Shareholder Litigation

GAMCO Shareholder Litigation

On September 6, 2019, GAMCO Asset Management, Inc. (“GAMCO”), purportedly on behalf of itself and other, similarly situated shareholders, filed a lawsuit asserting violations of the federal securities laws against certain then current and former officers and directors of the Company. GAMCO alleges violations of Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, and violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) based on allegations that the Company and certain of its officers made false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance. GAMCO seeks damages on behalf of purchasers of the Company’s ordinary shares from October 26, 2016 through May 10, 2019. GAMCO’s lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, and it is captioned GAMCO Asset Management, Inc. v. McCollum, et al., Case No. 4:19-cv-03363. The District Court Judge appointed Utah Retirement Systems (“URS”) as Lead Plaintiff, and on March 16, 2020, URS filed its Amended Complaint. URS added the Company as a defendant but dropped the claims against non-officer board members and all the claims under the Securities Act. The defendants’ motion to dismiss is due on May 18, 2020. We cannot reliably predict the outcome of GAMCO’s claims, including the amount of any possible loss.

Prior Shareholder Litigation

In 2010, three shareholder derivative actions were filed, and in 2014 a fourth shareholder derivative action was filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain then-current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the Foreign Corrupt Practices Act of 1977 and trade sanctions related to the U.S. government investigations disclosed in our SEC filings since 2007. Those shareholder derivative cases were filed in Harris County, Texas state court and consolidated under the caption Neff v. Brady, et al., No. 2010040764 (collectively referred to as the “Neff Case”). A motion to dismiss was granted May 15, 2015, and an appeal was filed on June 15, 2015. Following briefing and oral argument, on June 29, 2017, the Texas Court of Appeals denied in part and granted in part the shareholders’ appeal. The Court ruled that the shareholders lacked standing to bring claims that arose prior to the Company’s redomestication to Switzerland in 2009 and upheld the dismissal of those claims. The Court reversed as premature the trial court’s dismissal of claims arising after the redomestication and remanded to the trial court for further proceedings. On February 1, 2018, the individual defendants and nominal defendant Weatherford filed a motion for summary judgment on the remaining claims in the case. On February 13, 2018, the trial court dismissed with prejudice certain directors for lack of jurisdiction. Although the plaintiffs appealed the jurisdictional ruling, they agreed in April 2020 to dismiss the appeal. Once the appeal is dismissed, this litigation will be concluded.

Rapid Completions and Packers Plus Litigation

Several subsidiaries of the Company are defendants in a patent infringement lawsuit filed by Rapid Completions LLC (“RC”) in U.S. District Court for the Eastern District of Texas on July 31, 2015. RC claimed that we and other defendants were liable for infringement of seven U.S. patents related to specific downhole completion equipment and the methods of using such equipment. These patents were assigned to Packers Plus Energy Services, Inc., a Canadian corporation (“Packers Plus”), and purportedly exclusively licensed to RC. RC sought a permanent injunction against further alleged infringement, unspecified damages for infringement, supplemental and enhanced damages, and additional relief such as attorneys’ fees. The Company filed a counterclaim against Packers Plus, seeking declarations of non-infringement, invalidity, and unenforceability of the four patents that remained asserted against the Company on the grounds of inequitable conduct. The Company is seeking attorneys’ fees and costs incurred in the lawsuit. The litigation was stayed, pending resolution of inter partes reviews (“IPR”) of each of the four patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”). The PTAB issued decisions finding that all the claims of the asserted patents challenged by the Company in the IPRs were invalid. RC appealed those decisions to the Federal Circuit, which issued a decision affirming the PTAB’s decision that the patents are invalid. Apart from the Company’s potential claim for inequitable conduct against Packers Plus, the litigation in the U.S. has concluded.

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

13.  Shareholders’ Equity (Deficiency)

The following summarizes our shareholders’ equity (deficiency) activity for the three months ended March 31, 2020 and 2019.

(Dollars in Millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity (Deficiency)
Balance at December 31, 2019 (Successor)	$—	$2,897	$(26)	$9	$36	$2,916
Net Income (Loss)	—	—	(966)	—	8	(958)
Other Comprehensive Loss	—	—	—	(95)	—	(95)
Balance at March 31, 2020 (Successor)	$—	$2,897	$(992)	$(86)	$44	$1,863

Balance at December 31, 2018 (Predecessor)	$1	$6,711	$(8,671)	$(1,746)	$39	$(3,666)
Net Income (Loss)	—	—	(481)	—	4	(477)
Other Comprehensive Income	—	—	—	33	—	33
Dividends Paid to Noncontrolling Interests	—	—	—	—	(5)	(5)
Equity Awards Granted, Vested and Exercised	—	8	—	—	—	8
Other	—	—	—	—	1	1
Balance at March 31, 2019 (Predecessor)	1	6,719	(9,152)	(1,713)	39	(4,106)

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 for the Successor and three months ended March 31, 2019 for the Predecessor:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2019 (Successor)	$7	$2	$—	$9
Other Comprehensive Loss	$(95)	$—	$—	$(95)
Balance at March 31, 2020 (Successor)	$(88)	$2	$—	$(86)

Balance at December 31, 2018 (Predecessor)	$(1,724)	$(14)	$(8)	$(1,746)
Other Comprehensive Income	33	—	—	33
Balance at March 31, 2019 (Predecessor)	$(1,691)	$(14)	$(8)	$(1,713)

14.  Loss per Share

Basic earnings (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares.

The following table presents our basic and diluted weighted average shares outstanding and loss per share for the three months ended March 31, 2020 and 2019:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(Dollars and shares in millions, except per share amounts)	3/31/2020	3/31/2019
Net Loss Attributable to Weatherford	$(966)	$(481)
Basic and Diluted weighted average shares outstanding	70	1,003
Basic and Diluted Loss Per Share Attributable to Weatherford	$(13.80)	$(0.48)

Our basic and diluted weighted average shares outstanding for the Successor Period and Predecessor Period are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the Successor Period and Predecessor Period exclude 8 million and 250 million, respectively, potential ordinary shares for restricted share units, performance units, exchangeable senior notes and warrants outstanding as we have net losses for those periods and their inclusion would be anti-dilutive.

15. Revenues

Revenue by Product Line and Geographic Region

The following tables disaggregate our product and service revenues from contracts with customers by major product line and geographic region for the three months ended March 31, 2020 and 2019. Equipment rental revenues recognized under ASC 842 was $57 million in the Successor Period and $78 million in the Predecessor Period, which are included in the tables below.

	Successor
	Three Months Ended March 31, 2020
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues
Product Lines:
Production	$257	$96	$353
Completions	109	205	314
Drilling and Evaluation	113	168	281
Well Construction	109	158	267
Total	$588	$627	$1,215

	Predecessor
	Three Months Ended March 31, 2019
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total Revenues
Product Lines:
Production	$299	$100	$399
Completions	133	173	306
Drilling and Evaluation	152	184	336
Well Construction	142	163	305
Total	$726	$620	$1,346

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(Dollars in millions)	3/31/2020	3/31/2019
Geographic Areas:
North America	$341	$456
Latin America	247	270
Western Hemisphere	588	726

Middle East & North Africa and Asia	403	390
Europe/Sub-Sahara Africa/Russia	224	230
Eastern Hemisphere	627	620

Total Revenues	$1,215	$1,346

Total revenues in the United States, part of our Western Hemisphere segment, were $274 million in the Successor Period and $373 million in the Predecessor Period.

Contract Balances

The following table provides information about receivables for product and services included in “Accounts Receivable, Net” at March 31, 2020 and December 31, 2019.

(Dollars in millions)	3/31/2020	12/31/2019
Receivables for Product and Services in Accounts Receivable, Net	$1,124	$1,156

Changes in the contract assets and liabilities balances during the three months ended March 31, 2020 are as follows:

(Dollars in millions)	Contract Assets	Contract Liabilities
Balance at December 31, 2019	$3	$12
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	—	(4)
Increase due to consideration received, net of amount recognized as revenue during the period	—	12
Increase due to revenue recognized during the period but contingent on future performance	1	—
Transferred to receivables from contract assets recognized at the beginning of the period	(2)	—
Adjustments due to changes in estimates, contract modifications or other	—	10
Balance at March 31, 2020	$2	$30

In the following table, estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of March 31, 2020 primarily relate to subsea services and an artificial lift contract.

(Dollars in millions)	2020	2021	2022	2023	Thereafter	Total
Service Revenue	$40	$25	$32	$32	$32	$161

16. Income Taxes

We use the discrete method to determine our quarterly tax provision because small changes in estimated ordinary annual income result in significant changes in our estimated annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. For the three months ended March 31, 2020, we recognized tax expense of $44 million on a loss before income taxes of $914 million as compared to the three months ended March 31, 2019 where we recognized tax expense of $12 million on a loss before income taxes of $465 million. Tax expense for the three months ended March 31, 2020 includes $20 million to recognize valuation allowance in jurisdictions where we are no longer able to forecast taxable income. Tax expense for the three months ended March 31, 2020 and 2019 also includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss. Impairments and other charges did not result in significant tax benefit in either period.

We are routinely under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of March 31, 2020, we anticipate that it is reasonably possible that our uncertain tax positions of $214 million may decrease by up to $3 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

In response to the COVID-19 pandemic, many countries have enacted or are contemplating tax relief measures to provide aid and economic stimulus to companies impacted by the COVID-19 pandemic. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes similar measures to assist individuals and companies that are most affected in the US. These measures may include deferring the due dates of tax payments or other temporary changes to their income and non-income-based tax laws. We are taking advantage of the tax payments deferral in the jurisdictions where available. For the three months ended March 31, 2020, there were no material tax impacts to our financial statements as it relates to COVID-19 measures. We continue to monitor additional legislation and guidance issued by government authorities around the world.

17. Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2019 Annual Report.

	Successor
	Three Months Ended March 31, 2020
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$588	$29	$47
Eastern Hemisphere	627	18	109
Total	1,215	47	156
Corporate		(26)	1
Long-lived Asset Impairments (a)		(640)
Goodwill Impairment		(167)
Restructuring and Other Charges		(36)
Total	$1,215	$(822)	$157

(a)	Includes the impairment on property, plant and equipment, intangibles and right of use assets.

	Predecessor
	Three Months Ended March 31, 2019
(Dollars in millions)	Revenues	Income (Loss) from Operations	Depreciation and Amortization
Western Hemisphere	$726	$9	$48
Eastern Hemisphere	620	20	72
	1,346	29	120
Corporate		(32)	3
Goodwill Impairment		(229)
Restructuring and Other Charges (b)		(69)
Total	$1,346	$(301)	$123

(b) Includes the loss on disposition of assets and businesses, prepetition charges, other fees and asset impairments, partially offset by a reduction of a contingency reserve on a legacy contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Weatherford,” the “Company,” “we,” “us” and “our” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, please review the section entitled “Forward-Looking Statements” and the section entitled “Part II – Other Information – Item 1A. – Risk Factors.”

Overview

General

We conduct operations in approximately 80 countries and have service and sales locations in virtually all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis, and we report the following as separate, distinct reporting segments: Western Hemisphere and Eastern Hemisphere.

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

•
Drilling and Evaluation comprises a suite of services ranging from early well planning to reservoir management. The drilling services offer innovative tools and expert engineering to increase efficiency and maximize reservoir exposure. The evaluation services merge wellsite capabilities including wireline and managed pressure drilling.

•
Well Construction builds or rebuilds well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores.

Outlook and Significant Events

Throughout the first quarter of 2020, multiple events have created significant uncertainty for the trajectory of the industry and the Company, lowering expectations of oil and gas related spending throughout the remainder of 2020 and beyond. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In response, national and local governments imposed rapidly evolving social distancing guidelines, travel restrictions and stay-at-home orders that caused a significant decrease in activity in the global economy and the demand for oil and gas which negatively impacted the price of oil and gas. By the end of March, the spread of COVID-19 eventually caused most countries to implement lock-down or shelter-in-place measures. This has caused a demand destruction for hydrocarbons, causing unprecedented dislocations throughout the industry. These measures have negatively impacted, and will continue to have near-term and long-term impacts, on our ability to operate effectively, including operational and manufacturing disruptions such as a lack of availability of key components from our suppliers, customer restrictions that prevent us access to their sites and changes to Weatherford’s policies that have restricted the way our employees work.

Compounding the collapse in global demand for oil brought about by the COVID-19 lock-downs across the world, in March 2020, members of the Organization of the Petroleum Exporting Countries and ten other oil producing countries (“OPEC+”) met to discuss how to respond to the potential market effects of the global COVID-19 pandemic. The meeting ended on March 6, 2020, as Saudi Arabia failed to convince Russia to reduce production to offset falling demand due to slowing economic activity resulting from the global COVID-19 pandemic. In response to Russia’s refusal to accept the production cut, Saudi Arabia announced an immediate reduction in its export prices and Russia announced that all previously agreed oil production cuts would expire on April 1, 2020. These actions flooded the global market with an oversupply of oil. As a result, the price of oil and gas further declined and available worldwide storage was nearing capacity, which is further pressuring commodity prices and forcing producers to shut-in a significant amount of production globally. In early April 2020, in response to significantly depressed global oil prices, certain countries, led by Saudi Arabia, Russia and the United States, committed to implement reductions in world oil production. However, the price of oil and gas has not recovered to date and recovery is not expected in the near term. Worldwide economic activity is falling sharply, and oil demand destruction is leading to an unprecedented supply-demand imbalance in the range of 20-30 million barrels per day. Moreover, once the supply and demand equation re-balances, it is unclear when a stable oil market will return as record crude inventories will dampen the pace of any recovery, translating to near-term uncertainties in activity and challenges in forecasting our business.

The imbalance between supply and demand for oil created by simultaneous impacts of the COVID-19 pandemic and recent actions by certain OPEC+ nations, together with uncertainty around the extent and timing for an economic recovery, have caused extreme market volatility and resulted in a precipitous decline in commodity prices during March 2020 and April 2020 and substantial reductions to the capital spending plans of exploration and production companies. This has resulted in, and is expected to continue to result in, weakened demand for our products and services through the remainder of 2020 and, potentially, 2021. As a result, our financial results for the first quarter of 2020, and our outlook for the remainder of the year, have been materially and negatively impacted. In addition, we also anticipate substantial constraints on our ability to generate revenues, profits and cash flows and to maintain adequate liquidity. We currently expect a multi-year (2020 to 2021 and beyond) dislocation across the industry, with the quickest and deepest impacts to be felt across North America, followed by certain international markets such as Europe, Latin America and Sub Saharan Africa.

Entering 2020, we were already taking a number of actions that were yielding improvements in our cost structure. However, given current developments, we are now implementing more aggressive actions to right-size our business to address current market conditions. At March 31, 2020, we had adequate liquidity and were compliant with our financial covenants under the agreements governing our outstanding indebtedness. However, our rapidly changing operating environment has led to an inability to predict the ultimate length and depth of the adverse economic impact from the COVID-19 pandemic and uncertainty in the global oil markets on our industry and the Company, though the effects have been, and are expected to continue to be, significant. In this backdrop, given the material decline in our business as a result of the historic oversupply of hydrocarbons worldwide, we expect that a breach of our covenants under our ABL Revolving Credit Agreement is forthcoming. A breach of the financial covenants under our ABL Credit Agreement would constitute an event of default under our ABL Credit Agreement and if not cured or waived, would potentially constitute an event of default under our LC Credit Agreement and our unsecured Exit Notes. An event of default under these agreements could result in the obligations under these agreements being accelerated or cash collateralized. Either such result would constrain liquidity to the point where we would not be able to service the interest on our debt or pay other obligations and thus, raises substantial doubt on the Company’s ability to continue as a going concern within the next 12 months. As a result, our management and the Board of Directors are evaluating options to improve liquidity and address the Company’s long-term capital structure. To address this expected shortfall in liquidity and capital structure constraints, we are in discussions with holders of our unsecured senior notes with respect to potential deleveraging or restructuring transactions. The Company cannot provide any assurances if or when it will agree on the terms of or consummate any potential restructuring or deleveraging transactions.

We were already taking a number of actions which were yielding improvements in our cost structure as we entered the year.  However, given current developments, we are now implementing more aggressive actions to right-size our business to address current market conditions.

In response, Weatherford supplemented its cost reduction initiatives with a number of actions, including:

•	Temporary pay reductions of 20% for management and to the Board of Directors’ annual cash retainer;

•	Total headcount reductions across North American operations and the global support structure of 38% and 25%, respectively;

•	Furloughs and pay reductions for remaining employees in the United States and selected international locations;

•	Reducing planned capital expenditures by approximately 50% in 2020 versus 2019 levels; and

•	Further consolidating geographic and product line structures to better align with market conditions.

Weatherford’s financial results for the first quarter and remainder of 2020 has and will be impacted by the above factors, the continued global economic uncertainty due to the COVID-19 pandemic and the falling oil prices, a possibility the Company disclosed in its risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”). The second quarter of 2020 is expected to be the most uncertain and disruptive quarter the industry has ever seen. Currently, revenues for the month of April 2020 have declined nearly 30% compared to the average monthly revenue recognized in the three months ended March 31, 2020. The extent to which our future results are affected by COVID-19 and the associated impact on the oil and gas markets will depend on various factors and consequences beyond the Company’s control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of responses to combat the virus, global supply and demand of hydrocarbons and the resulting prices of oil and natural gas, and the capital expenditure and activity levels of our customers, member-country quota compliance within the Organization of Petroleum Exporting Countries and weather conditions and other factors, including those described in the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. Risk Factors.” COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the risk factors identified in our 2019 Annual Report. COVID-19 may also materially adversely affect the Company’s results in a manner that is either not currently known or that we do not currently consider to be a significant risk to its business. See also the risk factor relating to COVID-19 disclosed in “Item 1A. Risk Factors” of this quarterly report on Form 10-Q.

Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern

The significant uncertainty on the long-term impacts of the COVID-19 pandemic in general, the global economy, and the oil and gas industry for 2020 and beyond is having a substantial negative impact on our business. The global impacts surrounding the COVID-19 pandemic discussed above, including operational and manufacturing disruptions, logistical constraints and travel restrictions, are rapidly evolving and dynamic. We have experienced and expect to continue to experience actions that will negatively impact our ability to operate, including delays or a lack of availability of key components from our suppliers, customer restrictions that prevents access to their sites, community measures to contain the spread of the virus, and changes to Weatherford’s policies that have restricted the way our employees work. We expect most, if not all, of these disruptions and constraints to have lasting effects on how we and our customers and suppliers work in the future. The demand destruction associated with the COVID-19 pandemic and recent actions by OPEC+ have caused commodity prices to plunge precipitously and correspondingly, substantial activity declines in the industry.

Further, actions by certain members of OPEC+ and its partners significantly disrupted the supply/demand equation, resulting in unprecedented commodity price weakness, significant reductions to the capital spending plans of our customers and uncertainty of when a stable oil market returns. Global storage for crude is on the verge of reaching capacity, further pressuring commodity prices and forcing producers to shut-in a significant amount of production globally. The COVID-19 pandemic coupled with the recent customer responses to OPEC+ initiatives have resulted in immediate weakness in demand for our products and services.

While Weatherford’s products and services continue to be in demand globally, the overall industry weakness has a significant impact on our short-term and long-term outlook and are expected to further constrain our ability to generate revenues, profits and cash flows resulting in a sudden negative impact to our liquidity profile. Additionally, between December 31, 2019 through March 31, 2020, our bond prices declined 44% and our ordinary share price has fallen 79%. In late March and early April 2020 credit rating agencies have downgraded our credit ratings, which may limit our ability to secure additional external funding.

This significant and sudden change in the global business environment has increased the level of uncertainty in our business and has impacted various key stakeholders, including our employees, customers, suppliers and key lenders. The severity of these weak industry conditions has negatively impacted our results of operations and cash flows and we believe will continue to do so in the future.

In response, we quickly increased and accelerated our workforce reduction plan, reduced certain management and employee pay, reduced other operating costs, and initiated further consolidation of our operations. However, even with our rapid and vast response and actions, given the material decline in our business as a result of the historic oversupply of hydrocarbons worldwide, we expect that a breach of our covenants under our ABL Revolving Credit Agreement is forthcoming. A breach of the financial covenants under our ABL Credit Agreement would constitute an event of default under our ABL Credit Agreement and if not cured or waived, would potentially constitute an event of default under our LC Credit Agreement and our unsecured Exit Notes.  An event of default under these agreements could result in the obligations under these agreements being accelerated or cash collateralized.  Either such result would constrain liquidity to the point where we would not be able to service the interest on our debt or pay other obligations and thus, raises substantial doubt on the Company’s ability to continue as a going concern within the next 12 months.

To address this sudden shortfall in liquidity resulting in significant capital structure constraints, we began discussions with holders of our unsecured 11% senior notes due 2024 (“Exit Notes”) with respect to a potential deleveraging or restructuring transaction. The Company cannot provide any assurances on if or when it will agree on the terms of or consummate any potential restructuring or deleveraging transactions. In addition, on May 6, 2020, the Company borrowed $100 million under its ABL Revolving Credit Agreement to strengthen its cash liquidity position. The actions taken by management to preserve liquidity and capital include the borrowing under our ABL Revolving Credit Agreement, reduction of capital expenditures, consolidation of product lines to eliminate redundancy, exiting from sub-scale locations and a higher level of headcount reductions. In addition, the precipitous decline in activity will ultimately result in a significant decline in our accounts receivable balance, particularly in North America, which comprises the most significant component of our credit facility borrowing base, will further impair our ability to comply with the covenants under the ABL Revolving Credit Agreement. Despite all the actions we have taken and are taking, we expect that a breach of our covenants under the ABL Revolving Credit Agreement is forthcoming.

The combination of the unprecedented industry conditions, risks and uncertainties associated with the COVID-19 pandemic, lower activity levels and potential covenant breach, raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplate the continuation of the Company as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NYSE Delisting

The Company has been evaluating its options with respect to its New York Stock Exchange (“NYSE”) listing and, after careful deliberations, the Board of Directors determined that delisting was in the best interest of the Company at this time given the COVID-19 pandemic and related uncertainties in the oil and gas market. As a result, the Company withdrew its appeal to the delisting proceedings by the NYSE. On April 17, 2020, the NYSE filed a Form 25 (the “Form 25”) with the U.S. Securities and Exchange Commission (the “SEC”) to delist our ordinary shares from trading on the NYSE. The delisting became effective 10 days after the filing of the Form 25. The Company continues to evaluate listing options and intends to list on the NYSE or National Association of Securities Dealers Automated Quotations (“NASDAQ”) when the Board determines market conditions are appropriate. The Company continues to trade on the OTC Pink Marketplace under the ticker symbol “WFTLF”.

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

Our challenges also include adverse market conditions that could make our targeted cost reduction benefits more difficult to obtain and the ability to recruit and retain employees problematic. The imbalance between supply and demand for oil created by the simultaneous impact of the COVID-19 pandemic and recent actions by certain OPEC+ nations, together with uncertainty around the extent and timing for an economic recovery, have caused extreme market volatility and resulted in a precipitous decline in commodity prices during March and April and substantial reductions to the capital spending plans of exploration and production companies. In addition, continued negative sentiment for the energy industry in the capital markets may impact demand for our products and services, as our customers, particularly those in North America, will face challenges securing appropriate amounts of capital under suitable terms to finance their operations. The cyclicality of the energy industry continues to impact the demand for our products and services, such as our drilling and evaluation services, well construction and well completion services, which strongly depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on the number of wells and the type of production systems used. We are following our long-term strategy aimed at achieving profitability in our businesses, servicing our customers, and creating value for our stakeholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including the ongoing and prolonged industry downturn, our ability to respond to industry demands and periods of over-supply or low oil prices, and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
March 31, 2020	$20.48	$1.64	981	1,074
December 31, 2019	61.06	2.19	1,077	1,098
March 31, 2019	60.14	2.66	1,226	1,030

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the date indicated at Cushing, Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count for the period to presented – Source: Baker Hughes Rig Count

During the three months ended March 31, 2020, WTI oil prices ranged from a high of $63.27 per barrel in early January to a low of $20.09 per barrel in late-March. On April 20, 2020,WTI oil prices began trading below $0 per barrel for May 2020 deliveries of WTI oil. For the three months ended March 31, 2020, natural gas ranged from a high of $2.20 MM/BTU in mid-January to a low of $1.60 MM/BTU in late-March. Factors influencing oil and natural gas prices during the period include the imbalance between supply and demand for oil created by the simultaneous impact of the COVID-19 pandemic and recent actions by certain OPEC+ nations, the uncertainty around the extent and timing for an economic recovery, extreme global market volatility, resulting in a precipitous decline in commodity prices, rising hydrocarbon inventory levels, decreased realized and expected levels of hydrocarbon demand, decreased level of production capacity as well as weather and geopolitical uncertainty. The global rig count continues to decline and as of May 1, 2020, the North American and International Rig Count have declined to a total of 408 and 915, respectively.

Financial Results and Overview

We generated revenues of $1.2 billion in the three months ended March 31, 2020, a decrease of $131 million, or 10%, compared to the three months ended March 31, 2019 as the unprecedented global health and economic crisis sparked by the COVID-19 pandemic increasingly impacted industry activity as the quarter progressed as discussed in “Note 1 – General” to the Condensed Consolidated Financial Statements. Our revenue decline was predominantly driven by lower activity levels in North America and lower demand for services in the United States. This decline was partially offset by higher integrated service activity in Mexico and higher activity in the Middle East, Asia and Russia.

Consolidated operating results declined $521 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decline in operating results in the three months ended March 31, 2020 was primarily due to the long-lived impairment charges, goodwill impairment, partially offset by the lower retention expenses and improvements in our organizational structure. Excluding current quarter impairment, restructuring and other charges of $843 million and prior quarter goodwill impairment, prepetition charges, other charges and net gain on sale of businesses of $298 million consolidated results were up $24 million.

Segment operating income was $47 million in the three months ended March 31, 2020, an increase of $18 million compared to the three months ended March 31, 2019. The increase was driven by our lower cost structure.

Significant Operating Charges

For the Successor three months ended March 31, 2020, significant charges incurred totaled $843 million and included $640 million related to long-lived asset impairments, $167 million of goodwill impairments and $36 million of restructuring and other charges.

For the Predecessor three months ended March 31, 2019, significant charges incurred totaled $298 million and included $229 million goodwill impairment, $20 million of restructuring charges, $39 million of other asset write-downs and $10 million of prepetition charges.

Results of Operations

The following table sets forth consolidated results of operations and financial information by operating segment and other selected information for the periods indicated. The Successor Period and the Predecessor Period are distinct reporting periods as a result of our emergence from bankruptcy on December 13, 2019.

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Favorable
(Dollars and shares in millions, except per share data)	3/31/2020	3/31/2019	(Unfavorable)	% Change
Revenues:
Western Hemisphere	$588	$726	$(138)	(19)%
Eastern Hemisphere	627	620	7	1%
Total Revenues	1,215	1,346	(131)	(10)%

Operating Income (Loss):
Western Hemisphere	29	9	20	222%
Eastern Hemisphere	18	20	(2)	(10)%
Total Segment Operating Income	47	29	18	62%
Total Other Operating Expense, Net	(843)	(298)	(545)	(183)%
Corporate General and Administrative	(26)	(32)	6	19%
Total Operating Loss	(822)	(301)	(521)	(173)%

Reorganization Items	(9)	—	(9)	—%
Interest Expense, Net	(58)	(155)	97	63%
Other Expense, Net	(25)	(9)	(16)	(178)%
Loss Before Income Taxes	(914)	(465)	(449)	(97)%
Income Tax Provision	(44)	(12)	(32)	(267)%
Net Loss	(958)	(477)	(481)	(101)%
Net Income Attributable to Noncontrolling Interests	8	4	(4)	(100)%
Net Loss Attributable to Weatherford	$(966)	$(481)	$(485)	(101)%

Net Loss per Diluted Share	$(13.80)	$(0.48)	$(13.32)	(2,775)%
Weighted Average Diluted Shares Outstanding	70	1,003	933	93%
Depreciation and Amortization	$157	$123	$(34)	(28)%

Revenues Percentage by Business Group

The following chart contains the consolidated revenues of our business groups for the three months ended March 31, 2020 and 2019:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	3/31/2020	3/31/2019
Production	29%	29%
Completions	26%	23%
Drilling and Evaluation	23%	25%
Well Construction	22%	23%
Total	100%	100%

Segment Revenues

Western Hemisphere revenues decreased $138 million, or 19% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as the unprecedented global health and economic crisis sparked by the COVID-19 pandemic increasingly impacted industry activity as the quarter progressed. The imbalance between supply and demand for oil created by simultaneous impact of the COVID-19 pandemic and recent actions by certain OPEC+ nations, together with uncertainty around the extent and timing for an economic recovery, have caused extreme market volatility and resulted in a precipitous decline in commodity prices during March and April 2020 and substantial reductions to the capital spending plans of exploration and production companies. This resulted in lower activity levels in the U.S. and Canada as a result of a decline in rig related activity and exploration spending, which has reduced demand for drilling, completion and production products and services. The decline in North America was partially offset by higher activity in integrated service projects and product sales in Mexico.

Eastern Hemisphere revenues increased $7 million, or 1%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 related to activity in the Middle East, Asia and Russia.

Segment Operating Results

Segment operating income was $47 million in the three months ended March 31, 2020, a increase of $18 million compared to the three months ended March 31, 2019. The result was driven by improved operating results in the Latin America partially offset by lower activity levels in North America.

Western Hemisphere segment operating income of $29 million in the three months ended March 31, 2020 improved $20 million or 222%, compared to the three months ended March 31, 2019. The segment income increase in the first quarter of 2020 was impacted by lower operational costs and employee retention expenses, partially offset by slowing activity levels in North America, deterioration of demand for services due to the COVID-19 pandemic and weakening demand for oil.

Eastern Hemisphere segment operating income of $18 million in the three months ended March 31, 2020 was down slightly by $2 million, or 10%, compared to the three months ended March 31, 2019. Our margins remained stable due to our lower cost structure.

Interest Expense, Net

Net interest expense was $58 million for three months ended March 31, 2020 compared to $155 million for the three months ended March 31, 2019. The decrease in interest expense for the three months ended March 31, 2020 is primarily due to the significant reduction in debt related to our December 13, 2019 emergence from bankruptcy proceedings. Net interest expense in the three months ended March 31, 2019 primarily represents interest on Predecessor senior notes and credit agreements.

Other Income (Expense)

Other expense was $25 million in the three months ended March 31, 2020 compared to other expense of $9 million in the three months ended March 31, 2019. Other expense was primarily driven by foreign currency exchange losses, letter of credit fees, other financing fees. The unfavorable change primarily relates to the weakening of foreign currencies following the COVID-19 pandemic fallout.

Income Taxes

We have determined that because small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for determining the quarterly provision for income taxes. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the three months ended March 31, 2020, we had a tax expense of $44 million on a loss before income taxes of $914 million as compared to the three months ended March 31, 2019 tax expense of $12 million on a loss before income taxes of $465 million. Tax expense for the three months ended March 31, 2020 includes $20 million to recognize valuation allowance in jurisdictions where we are no longer able to forecast taxable income. The sum of impairment, reorganization items asset write-downs and other, restructuring charges, and the net gain on sale of businesses resulted in no significant tax benefit for the three months ended March 31, 2020. The tax expense for the three months ended March 31, 2020 and 2019 also includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss.

We are routinely under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of March 31, 2020, we anticipate that it is reasonably possible that our uncertain tax positions of $214 million may decrease by up to $3 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

In response to the COVID-19 pandemic, many countries have enacted or are contemplating tax relief measures to provide aid and economic stimulus to companies impacted by the COVID-19 pandemic. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes similar measures to assist individuals and companies that are most affected in the US. These measures may include deferring the due dates of tax payments or other temporary changes to their income and non-income-based tax laws. We are taking advantage of the tax payments deferral in the jurisdictions where available. For the three months ended March 31, 2020, there were no material tax impacts to our financial statements as it relates to COVID-19 measures. We continue to monitor additional legislation and guidance issued by government authorities around the world.

Restructuring, Facility Consolidation and Severance Charges

During the three months ended March 31, 2020, in response to the impact on our business from the COVID-19 pandemic and the sudden and significant decline in oil prices, we initiated additional immediate actions and developed plans to reduce our future cost structure. As a result, during the three months ended March 31, 2020, we recorded restructuring of $26 million. Additional charges with respect to our ongoing cost reduction actions are expected to be recorded in the second quarter of 2020 and could result in additional charges in future periods as we execute our plans.

Please see “Note 8 – Restructuring, Facility Consolidation and Severance Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in international and U.S. economic activity. The imbalance between supply and demand for oil created by the simultaneous impact of the COVID-19 pandemic and recent actions by certain OPEC+ nations, together with uncertainty around the extent and timing for an economic recovery, have caused extreme market volatility and resulted in a precipitous decline in commodity prices during March and April of 2020 and substantial reductions to the capital spending plans of exploration and production companies. This has resulted in, and is expected to result in, weakened demand for our products and services through the remainder of 2020 and, potentially, 2021, and caused significant volatility and disruption of the financial markets. This period of extreme economic disruption, low oil prices and reduced demand for our products and services has had, and is likely to continue to have, a significantly damaging impact on our business, results of operation, financial condition and our sources of liquidity. We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing beyond the ABL Credit Agreement and LC Credit Agreement.

At March 31, 2020, we had cash and cash equivalents of $670 million and restricted cash of $94 million compared to cash and cash equivalents of $618 million and restricted cash of $182 million at December 31, 2019, respectively. At March 31, 2020, we had available liquidity in excess of $905 million, which is calculated as cash and cash equivalents plus ABL Credit Agreement availability of $235 million. Our availability under the ABL Credit Agreement may be reduced as the assets underlying the borrowing base are impacted due to lower activity primarily in North America and potential impairments. The following table summarizes cash flows provided by (used in) each type of activity for the three months ended March 31, 2020 and March 31, 2019:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(Dollars in millions)	3/31/2020	3/31/2019
Net Cash Provided by (Used in) Operating Activities	$30	$(249)
Net Cash Provided by (Used in) Investing Activities	(47)	36
Net Cash Provided by (Used in) Financing Activities	(8)	208

Operating Activities

Cash provided by operating activities for the Successor was $30 million for the three months ended March 31, 2020 compared to cash used by operating activities for the Predecessor of $249 million for the three months ended March 31, 2019. Cash provided by operating activities for the three months ended March 31, 2020 was driven by lower payments for interest and lower retention and performance bonus cash payments. Cash used in operating activities in 2019 was driven by working capital needs, payments for debt interest, bonus, severance and other restructuring and transformation costs.

Investing Activities

Cash used by investing activities for the Successor was $47 million for the three months ended March 31, 2020 compared to cash provided by investing activities for the Predecessor of $36 million for the three months ended March 31, 2019.

During the three months ended March 31, 2020, the primary uses of cash in investing activities were (i) capital expenditures of $38 million for property, plant and equipment and (ii) cash paid of $12 million related to a deferred payment for our acquisition of the Al Shaheen joint venture. During the three months ended March 31, 2020, the sources of cash primarily included $6 million from other asset dispositions. The amount we spend for capital expenditures varies each year and is based on the types of contracts into which we enter, our asset availability and our expectations with respect to activity levels.

During the three months ended March 31, 2019, the primary uses of cash in investing activities were (i) capital expenditures of $59 million for property, plant and equipment and the acquisition of assets held for sale and (ii) cash paid of $5 million to acquire intellectual property and other intangibles. During the three months ended March 31, 2019, the sources of cash primarily included cash proceeds of $74 million from the dispositions of our rigs businesses in Algeria and Iraq and $26 million from other asset dispositions.

Financing Activities

Our cash used by financing activities for the Successor was $8 million for the three months ended March 31, 2020 compared to cash provided by financing activities for the Predecessor of $208 million for the three months ended March 31, 2019. For the three months ended March 31, 2020 cash used by financing activities was primarily for the repayment of debt. For the three months ended March 31, 2019, the Predecessor had short-term borrowings of $228 million primarily from the Predecessor revolving credit agreements, and long-term debt repayments of $15 million for payments on the Predecessor term loan agreement and financed leases.

Sources of Liquidity

Our sources of available liquidity going forward include cash and cash equivalent balances, cash generated by our operations, accounts receivable factoring, dispositions, and availability under committed lines of credit. We have a senior secured asset-based revolving credit agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”) and a senior secured letter of credit agreement in an aggregate amount of $195 million (the “LC Credit Agreement”) for issuance of bid and performance letters of credit. At March 31, 2020, we had available liquidity in excess of $905 million, which is calculated as cash and cash equivalents plus ABL Credit Agreement availability of $235 million. Our availability under the ABL Credit Agreement may be reduced as the assets underlying the borrowing base are impacted due to lower activity. primarily in North America, and potential impairments. At March 31, 2020, we had adequate liquidity and were compliant with our financial covenants under the agreements governing our outstanding indebtedness. However, our rapidly changing operating environment has led to an inability to predict the ultimate length and depth of the adverse economic impact from the COVID-19 pandemic and uncertainty in the global oil markets on our industry and the Company, though the effects have been, and are expected to continue to be, significant. In this backdrop, we believe the Company’s level of indebtedness is too high and ultimately, not sustainable in this environment, which will result in inadequate liquidity at some point in the next 12 months and we will breach our covenants under the ABL Revolving Credit Agreement. As a result, our management and the Board of Directors are evaluating options to improve liquidity and address the Company’s long-term capital structure. To address this expected shortfall in liquidity and our capital structure constraints, we are in discussions with holders of our unsecured senior notes with respect to potential deleveraging or restructuring transactions. The Company cannot provide any assurances if or when it will agree on the terms of or consummate any potential restructuring or deleveraging transactions.

On May 6, 2020, the Company borrowed $100 million under its ABL Revolving Credit Agreement to strengthen its cash liquidity position.

The energy industry faces growing negative sentiment in the market which has impacted the ability of participants to access appropriate amounts of capital and under suitable terms. This negative sentiment in the energy industry has not only impacted our customers in North America, it is also affecting the availability and the pricing for most credit lines extended to participants in the industry.

We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and have accessed the capital markets with debt and equity offerings. From time to time we may and have entered into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Customer Receivables

In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets as well as unsettled political conditions. Given the nature and significance of the pandemic and disruption in the oil and gas industry, we could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a significant and detrimental effect on our liquidity, consolidated results of operations and consolidated financial condition.

Cash Requirements

We anticipate our cash requirements will continue to include interest payments primarily from on our long-term debt and credit agreements, payments for capital expenditures, repayment of financed leases, payments for short-term working capital needs and costs associated with our revenue and cost improvement efforts under our restructuring plans, including severance and professional consulting payments. Our cash requirements may also include business acquisitions, employee retention programs and awards under our employee incentive programs and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, availability under our credit agreements, accounts receivable factoring and proceeds from disposals of businesses or capital assets that no longer fit our long-term strategy. At March 31, 2020, we had adequate liquidity and were compliant with our financial covenants. However, the progressively weakening operating environment has led to the inability to predict the depth and length of the industry’s weakness. The actions taken by management to preserve liquidity and capital include the borrowing under our ABL Revolving Credit Agreement, reduction of capital expenditures, consolidation of product lines to eliminate redundancy, exiting from sub-scale locations and a higher level of headcount reductions. In addition, the precipitous decline in activity will ultimately result in a significant decline in our accounts receivable balance, particularly in North America, which comprises the most significant component of our credit facility borrowing base, will further impair our ability to comply with the covenants under the ABL Revolving Credit Agreement in the next 12 months. Despite all the actions we have taken and are taking, we expect that a breach of our covenants under the ABL Revolving Credit Agreement is forthcoming. A breach of the financial covenants under our ABL Credit Agreement would constitute an event of default under our ABL Credit Agreement and if not cured or waived, would potentially constitute an event of default under our LC Credit Agreement and our unsecured Exit Notes. An event of default under these agreements could result in the obligations under these agreements being accelerated or cash collateralized. Either such result would constrain liquidity to the point where we would not be able to service the interest on our debt or pay other obligations and thus, raises substantial doubt on the Company’s ability to continue as a going concern within the next 12 months.

In light of the challenging outlook, our capital spending for 2020 is projected to be between $100 - $135 million, a reduction of approximately 50% from 2019. Expenditures are expected to be used primarily to support the ongoing activities and commitments in our core business. If we are unable to generate sufficient cash flows or access other sources of liquidity described in the previous paragraph, we may need to reduce or eliminate our anticipated capital expenditures in 2020 which would further impact the business.

Cash and cash equivalents including restricted cash of $94 million primarily related to cash collateral on our letters of credit, totaled $764 million at March 31, 2020, and are held by subsidiaries outside of Ireland, the Company’s taxing jurisdiction. In addition, approximately $130 million of our cash and cash equivalents can not be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we are generally able to redeploy cash with no incremental tax.

Ratings Services’ Credit Ratings

On March 30, 2020, Moody’s Investor Services downgraded our issuer credit to B2 from B1, downgraded our unsecured Exit Notes to B3 from B2 and downgraded our senior secured ABL Credit Agreement in an aggregate amount of $450 million and senior secured LC Credit Agreement in an aggregate amount of $195 million (together with the ABL Credit Agreement, the “Exit Credit Agreements”) to Ba3 from Ba2, with a negative outlook. On April 2, 2020, S&P downgraded our issuer credit rating and ratings on our Exit Notes to CCC+ from B- and lowered the credit rating on our Exit Credit Agreements to B from B+, with a negative outlook. On April 15, 2020, S&P downgraded our issuer credit rating and ratings on our Exit Notes to CCC from CCC+ and lowered the credit rating on our Exit Credit Agreements to B- from B, with a negative outlook. Our credit ratings could continue to be lowered if we announce a debt refinancing or other transaction viewed as being distressed for the Company.

While we expect to continue to have access to credit markets, our non-investment grade status and the industry downturn may limit our ability to raise capital, refinance our existing debt, or could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest of our borrowings. Suppliers and financial institutions may lower or eliminate the level of credit provided through payment or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which could decrease our ability to repay debt balances, negatively affect our cash flow and impact our access to the inventory and services needed to operate our business.

Off Balance Sheet Arrangements

Guarantees

Weatherford International plc, a public limited company organized under the laws of Ireland, and as the ultimate parent of the Weatherford group, guarantees the obligations of its subsidiaries. Please see our discussion on guarantees in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2019 Annual Report.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of March 31, 2020, we had $361 million of letters of credit and performance and bid bonds outstanding, consisting of $140 million of letters of credit under the ABL Credit Agreement, $120 million of letters of credit under the LC Credit Agreement and $101 million of letters of credit under various uncommitted facilities. At March 31, 2020, we had cash collateral of $91 million, included in restricted cash supporting letters of credit under our various uncommitted facilities. In Latin America we utilize surety bonds as part of our customary business practice. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called and it could have an adverse impact on our business, operations and financial condition.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Condensed Consolidated Financial Statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2019 Annual Report, except as noted below.

Long-Lived Assets

As a result of the unprecedented industry conditions described in “Note 1 – General” which we identified as impairment indicators, we completed impairment assessments of our property, plant and equipment, definite-lived intangible assets and right of use assets with the assistance of third-party valuation advisors. Based on our impairment test, we determined the carrying amount of certain long-lived assets exceeded their respective fair values. Therefore, during the three months ended March 31, 2020, we recorded total long-lived asset impairments of $640 million. The fair value of our long-lived assets were based on discounted cash flow analysis or Level 3 fair values analysis. The unobservable inputs to the income approach included the assets’ estimated future cash flows, estimates of discount rates commensurate with the assets’ risks, revenue growth rates, profitability margins, and the remaining useful life of the primary asset.

The decline and its impact on demand represent a significant change in the business climate and an indication that some of our long-lived assets may not be recoverable. Based on the impairment indicators noted we performed an analysis of our long-lived assets for the three months ended March 31, 2020 and recorded long-lived and other asset impairment charges to adjust to fair value. See “Note 6 - Long-Lived Asset Impairments and Other” for additional information regarding the long-lived assets impairment.

Our estimates of fair value are sensitive to the aforementioned inputs to the valuation approach. Some of the inputs, such as forecasts of revenue and earnings growth, are subject to change given their uncertainty. Other inputs, such as the discount rate used in the income approach, are subject to change as they are outside of our control.

Management cannot predict the occurrence of future impairment-triggering events, so we continue to assess whether indicators of impairment to long-lived assets exist due to the current business conditions in the oilfield services industry. Given the dynamic nature of COVID-19 pandemic and related market conditions, we cannot estimate the period of time that these events will persist or the full extent of the impact on our business. If market conditions continue to deteriorate, we may record further impairments related to the carrying amount of our property, plant and equipment, definite-lived intangible assets and right of use assets.

Goodwill

The Company identified lower exploration and production capital spending during the quarter that resulted in lower drilling activity and forecasted activity as impairment indicators and performed an interim goodwill impairment test as of the quarter ended March 31, 2020. We determined the unprecedented industry conditions described in “Note 1 – General” are triggering events in our qualitative goodwill assessment that required us to review the recoverability of our long-lived assets as discussed in “Note 6 - Long-Lived Asset Impairments and Other” and perform an interim quantitative goodwill assessment as March 31, 2020. Our quantitative goodwill impairment assessment is based on discounted cash flow analysis and a multiples-based market approach for comparable companies in our industry. The analysis includes significant judgments, including estimated future cash flows, estimates of discount rates, revenue growth rates, profitability margins and capital expenditures. Goodwill impairment occurs when the carrying amount of a reporting unit exceeds the fair value. For the three months ended March 31, 2020, based on our goodwill impairment assessment, we recognized goodwill impairment of $167 million, including $127 million in our Middle East & North Africa reporting unit and $40 million in our Russia reporting unit, which are both part of our Eastern Hemisphere segment.

Our estimates of fair value are sensitive to the aforementioned inputs to the valuation approaches. The fair value of our remaining reporting unit with goodwill is equal to the carrying amount and therefore, any adverse change in the inputs could reduce the estimated fair value of the reporting unit and result in a further material impairment charge to goodwill. Some of the inputs, such as forecasts of revenue and earnings growth, are subject to change given their uncertainty. Other inputs, such as the discount rate used in the income approach and the valuation multiple used in the market approach, are subject to change as they are outside of our control.

Refer also to “Note 7 – Goodwill and Intangible Assets” to our Condensed Consolidated Financial Statements.

Given the dynamic nature of COVID-19 pandemic and related market conditions, we cannot estimate the period of time that these events will persist or the full extent of the impact on our business. If market conditions continue to deteriorate, we may record further impairments related to the carrying amount of our goodwill.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Furthermore, from time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of these risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under “Part II – Other Information – Item 1A. – Risk Factors” and the following:

•	the price and price volatility of oil, natural gas and natural gas liquids;

•	the impact of the COVID-19 pandemic and other global public health threats and pandemics, such as influenza and other highly communicable viruses or diseases;

•
the COVID-19 pandemic, the related public health measures implemented by governments worldwide and the precipitous decline in oil prices during 2020, including the duration and severity of the outbreak, the duration of the price decline and the extent of disruptions to our operations

•	member-country quota compliance within the Organization of Petroleum Exporting Countries (“OPEC”);

•	our ability to realize expected revenues and profitability levels from current and future contracts;

•	our ability to generate cash flow from operations to fund our operations;

•
the outcome of any discussions with our lenders and bondholders regarding the terms of a potential restructuring of our indebtedness or recapitalization of the Company and any resulting dilution for our shareholders;

•
our failure to satisfy the obligations with respect to our indebtedness or recapitalization of the Company (as defined herein), which could result in an event of default that could raise substantial doubt about our ability to continue as a going concern;

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

Many of these factors are macro-economic in nature and are, therefore, beyond our control. In addition, the COVID-19 pandemic, responses to the pandemic by governments and businesses and its impact on the price and price volatility of oil and gas, have significantly increased financial and economic volatility and uncertainty, exacerbating the risks and potential impact of these factors. Should one or more of these risks or uncertainties materialize, affect us in ways or to an extent that we currently do not expect or consider to be significant, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this quarterly report as anticipated, believed, estimated, expected, intended, planned or projected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Other Information – Item 7A. – Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the decrease in the fair value of our debt as discussed in “Note 10 – Borrowings and Other Obligations” to our Condensed Consolidated Financial Statements, our exposure to market risk has not changed materially since December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (as amended, the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 12 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2019 Annual Report, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. As of March 31, 2020, there have been no material changes in our assessment of our risk factors from those set forth in our 2019 Annual Report, except as noted below. To the extent any inconsistency or conflict exists between the information included in the below risk factors and the information presented in the risk factors included in the 2019 Annual Report, the risk factors below update and supersede such information.

The COVID-19 pandemic has significantly weakened demand for our products and services, and has had, and will continue to have, a substantial negative impact on our financial condition, results of operations and cash flows.

The effects of the COVID-19 (Coronavirus) pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have materially adversely affected the demand for oil and natural gas, as well as for our services and products. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had, and will continue to have, a destructive impact on the demand for our services and products. The decline in our customers’ demand for our services and products has had, and will continue to have, a substantial negative impact on our financial condition, results of operations and cash flows.

While the full impact of the COVID-19 pandemic is not yet known, its impacts have been more extreme and severe than originally anticipated. We are closely monitoring the effects of the pandemic on overall global macro-economic activity, oil and natural gas commodity supply and demand, our customers’ needs and announced reductions in their capital expenditures for 2020, disruptions in capital markets, as well as on our operations and employees. These effects have included, and may continue to include, adverse revenue and net income effects; disruptions to our operations; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.

The extent to which our operating and financial results are affected by COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, have exacerbated, and likely will continue to exacerbate, the potential negative impact from many of the risk factors that we identify in our 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The COVID-19 pandemic may also have a considerable and detrimental effect on our operating and financial results in a manner that is not currently known to us or that we do not currently consider as significant risks to our operations. Given the dynamic nature of these unprecedented events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the pace or extent of any subsequent recovery and consequently, the full extent of the impact they will have on our operating and financial results.

Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:

•	Disruption to our supply chain for raw materials essential to our business, including restrictions on importing and exporting products;

•	Notices from customers, suppliers and other third parties arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;

•	Liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;

•	Reductions in our borrowing base under our current credit agreement;

•	Credit rating downgrade of our corporate debt and potentially higher borrowing costs in the future;

•	Liquidity preservation, which could result in a delay or change in our capital investment plan;

•	Additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges as demand for our services and products decreases;

•
Changes in the regulation of the production of hydrocarbons, such as the imposition of limitations on the production of oil and gas by states or other jurisdictions, that may result in additional limits on demand for our products and services;

•
Structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact, or in connection with a global recession or depression;

•	Actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects;

•	Reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;

•	Infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate;

•	Our insurance coverage may not cover losses associated with pandemics like COVID-19 under our policies;

•	Litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employment matters, personal injury and insurance arrangements; and

•	Cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity due to stay-at-home orders.

Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery. We anticipate that 2020 and quite likely 2021 will be challenging years for us, as our customers continue to materially reduce their capital and operating budgets. Therefore, we expect a substantial decline in activity from levels we experienced in the first quarter of 2020, coupled with downward pressure on the price of our products and services, and corresponding reductions in revenue and operating margins.

The confluence of events described above have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have, a substantively detrimental effect on our business, liquidity, consolidated results of operations and consolidated financial condition. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time. We believe we will be in breach of our covenants under our ABL Revolving Credit Agreement at some point within the next twelve months which raises substantial doubt about our ability to continue as a going concern.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing beyond the ABL Credit Agreement and LC Credit Agreement. We cannot assure that cash on hand, cash flow from operations and any financing we are able to obtain through the ABL Credit Agreement and LC Credit Agreement will be sufficient to continue to fund our operations and allow us to satisfy our obligations.

At March 31, 2020, we had available liquidity in excess of $905 million, which is calculated as cash and cash equivalents plus ABL facility availability of $235 million. Our availability under the ABL facility may be reduced as the assets underlying the borrowing base are impacted due to lower activity primarily in North America and potential impairments. At March 31, 2020, we had adequate liquidity and were compliant with our financial covenants. However, the emerging operating environment has led to the inability to predict the depth and length of the industry’s weakness. In this backdrop, given the material decline in our business as a result of the historic oversupply of hydrocarbons worldwide, we expect that a breach of our covenants under our ABL Revolving Credit Agreement is forthcoming. A breach of the financial covenants under our ABL Credit Agreement would constitute an event of default under our ABL Credit Agreement and if not cured or waived, would potentially constitute an event of default under our LC Credit Agreement and our unsecured Exit Notes. An event of default under these agreements could result in the obligations under these agreements being accelerated or cash collateralized. Either such result would constrain liquidity to the point where we would not be able to service the interest on our debt or pay other obligations and thus, raises substantial doubt on the Company’s ability to continue as a going concern within the next 12 months. Management and the Board of Directors are evaluating options to improve liquidity and address the Company’s long-term capital structure.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash flow from operations; (iii) and changes in market conditions that negatively impact our revenue.

The energy industry faces growing negative sentiment in the capital markets which has impacted the ability of participants to access appropriate amounts of capital under suitable terms. This negative sentiment in the energy industry has not only impacted our customers in North America, it is also affecting the availability and the pricing for most credit lines extended to participants in the industry.

If we are unable to comply with the restrictions and covenants in the agreements governing our indebtedness, there could be an event of default under the terms of these agreements, which could result in an acceleration of our obligations under these agreements and could affect our ability to make principal and interest payments on our indebtedness.

Under the terms of our ABL Credit Agreement, on the occurrence of a certain triggering event there is a springing 1.00 to 1.00 fixed charge covenant ratio (Consolidated Adjusted EBITDA (as defined in the ABL Credit Agreement) minus Unfinanced Capital Expenditures (as defined in the ABL Credit Agreement) to Fixed Charges (as defined in the ABL Credit Agreement.).  If we are unable to generate sufficient cash flow or if the borrowing base assets supporting the ABL Credit Agreement significantly decline, we may trigger the fixed charge covenant ratio in future periods. If this covenant is triggered, we likely will be out of compliance and will be in default under the ABL Credit Agreement. An event of default under the ABL Credit Facility will trigger an immediate event of default under the LC Credit Agreement. In addition, under terms of the LC Credit Agreement there is a minimum liquidity covenant of $200 million. If we expected to be out of compliance under either the ABL Credit Agreement or the LC Credit Agreement, we intend to seek waivers or forbearances from our lenders prior to any covenant violation.

Any covenant waiver or forbearance may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these facilities, and such increased costs, restrictions and modifications may vary among debt facilities. There can be no assurance that we would be able to obtain waivers or forbearances in a timely manner, on acceptable terms or at all.

Any event of default under the ABL Credit Agreement or LC Credit Agreement that resulted in the acceleration of such facilities, would trigger an event of default under our unsecured Exit Notes. Additionally, after the occurrence and during the continuance of any event of default under the ABL Credit Agreement or LC Credit Agreement:

•	the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders under such agreements could elect to terminate their commitment thereunder and cease making further loans or issuing further letters of credit; and

•	we could be forced into bankruptcy or liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Presentation Materials

For purposes of providing disclosure under “Item 8.01 Other Events” of Form 8-K, we are releasing presentation materials (the “Presentation Materials”) that management used in discussions with the certain holders of our unsecured senior notes. The Presentation Materials are filed as Exhibit 99.1 and Exhibit 99.2 to this report and are incorporated herein by reference.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††99.1	Presentation Materials.
††99.2	Additional Presentation Materials.

†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	May 11, 2020	By:	/s/ Christian A. Garcia
Christian A. Garcia
Executive Vice President and
Chief Financial Officer

Date:	May 11, 2020	By:	/s/ Stuart Fraser
Stuart Fraser
Vice President and
Chief Accounting Officer