Form 10-Q
period 2020-06-30
Weatherford International plc
filed 2020-08-14
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
Registrant’s Telephone Number, Including Area Code: 713.836.4000

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act: (1)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).          Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐
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
As of July 30, 2020, there were 70,017,356 Weatherford ordinary shares, $0.001 par value per share, outstanding.
______________
(1) On April 17, 2020, the New York Stock Exchange (the “NYSE”) filed a Form 25 (the “Form 25”) with the Securities and Exchange Commission. In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the de-registration of our ordinary shares under Section 12(b) of the Exchange Act became effective on July 16, 2020.

Weatherford International public limited company
Form 10-Q for the Second Quarter and Six Months Ended June 30, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
(Dollars and shares in millions,	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
except per share amounts)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Revenues:
Products	$309	$498	$759	$994
Services	512	811	1,277	1,661
Total Revenues	821	1,309	2,036	2,655

Costs and Expenses:
Cost of Products	253	467	645	935
Cost of Services	356	552	877	1,166
Research and Development	23	36	56	72
Selling, General and Administrative	223	247	471	478
Long-lived Assets Impairments	178	13	818	20
Goodwill Impairment	72	102	239	331
Inventory Charges	134	—	134	—
Restructuring, Facility and Severance	57	20	83	40
Other Operating Charges	22	28	32	58
Prepetition Charges	—	76	—	86
Gain on Sale of Businesses, Net	—	(114)	—	(112)
Total Costs and Expenses	1,318	1,427	3,355	3,074

Operating Loss	(497)	(118)	(1,319)	(419)

Other Expense:
Interest Expense, Net	(59)	(160)	(117)	(315)
Reorganization Items	—	—	(9)	—
Other Expense, Net	(11)	(1)	(36)	(10)

Loss Before Income Taxes	(567)	(279)	(1,481)	(744)
Income Tax Provision	(12)	(33)	(56)	(45)
Net Loss	(579)	(312)	(1,537)	(789)
Net Income Attributable to Noncontrolling Interests	2	4	10	8
Net Loss Attributable to Weatherford	$(581)	$(316)	$(1,547)	$(797)

Loss Per Share Attributable to Weatherford:
Basic & Diluted	$(8.30)	$(0.31)	$(22.10)	$(0.79)

Weighted Average Shares Outstanding:
Basic & Diluted	70	1,004	70	1,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in millions)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net Loss	$(579)	$(312)	$(1,537)	$(789)
Foreign Currency Translation Adjustments	29	30	(66)	63
Comprehensive Loss	(550)	(282)	(1,603)	(726)
Comprehensive Income Attributable to Noncontrolling Interests	2	4	10	8
Comprehensive Loss Attributable to Weatherford	$(552)	$(286)	$(1,613)	$(734)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except par value)	6/30/2020	12/31/2019
	(Unaudited)
Assets:
Cash and Cash Equivalents	$680	$618
Restricted Cash	76	182
Accounts Receivable, Net of Allowance for Credit Losses of $25 at June 30, 2020 and $0 at December 31, 2019	927	1,241
Inventories, Net	862	972
Other Current Assets	382	440
Total Current Assets	2,927	3,453

Property, Plant and Equipment, Net of Accumulated Depreciation of $210 at June 30, 2020 and $25 at December 31, 2019	1,367	2,122
Goodwill	—	239
Intangible Assets, Net of Accumulated Amortization of $95 at June 30, 2020 and $9 at December 31, 2019	875	1,114
Operating Lease Right-of-Use Assets	155	256
Other Non-Current Assets	85	109
Total Assets	$5,409	$7,293

Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	32	13
Accounts Payable	384	585
Accrued Salaries and Benefits	269	270
Income Taxes Payable	203	205
Current Portion of Operating Lease Liabilities	73	79
Other Current Liabilities	465	520
Total Current Liabilities	1,426	1,672

Long-term Debt	2,148	2,151
Operating Lease Liabilities	195	213
Other Non-Current Liabilities	335	341
Total Liabilities	$4,104	$4,377

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 70 shares at June 30, 2020 and December 31, 2019	$—	$—
Capital in Excess of Par Value	2,897	2,897
Retained Deficit	(1,573)	(26)
Accumulated Other Comprehensive Income (Loss)	(57)	9
Weatherford Shareholders’ Equity	1,267	2,880
Noncontrolling Interests	38	36
Total Shareholders’ Equity	1,305	2,916
Total Liabilities and Shareholders’ Equity	$5,409	$7,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor	Predecessor
	Six Months Ended	Six Months Ended
(Dollars in millions)	6/30/2020	6/30/2019
Cash Flows From Operating Activities:
Net Loss	$(1,537)	$(789)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	270	239
Goodwill Impairment	239	331
Long-lived Asset Impairments and Other Charges	967	78
Gain on Sale Businesses, Net	—	(112)
Deferred Income Tax Provision (Benefit)	21	(10)
Other Net Income Adjustments	45	52
Change in Operating Assets and Liabilities:
Accounts Receivable	277	(84)
Inventories	(33)	(87)
Accounts Payable	(197)	(3)
Other, Net	9	(93)
Net Cash Provided by (Used in) Operating Activities	61	(478)

Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(73)	(114)
Proceeds from Disposition of Assets	8	45
Payments of Deferred Consideration on the Acquisition of Equity Investment	(24)	—
Acquisition of Intangible Assets	(2)	(9)
Proceeds from Disposition of Businesses, Net	—	301
Other Investing Activities	5	—
Net Cash Provided by (Used in) Investing Activities	(86)	223

Cash Flows From Financing Activities:
Repayments of Long-term Debt	(5)	(17)
Borrowings (Repayments) of Short-term Debt, Net	7	298
Other Financing Activities	(14)	(12)
Net Cash Provided by (Used in) Financing Activities	(12)	269
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(7)	2

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(44)	16
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	800	602
Cash, Cash Equivalents and Restricted Cash at End of Period	$756	$618

Supplemental Cash Flow Information:
Interest Paid	$112	$224
Income Taxes Paid, Net of Refunds	$40	$51
Non-cash Financing Obligations	$14	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” or “Weatherford”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”).

The preparation of the financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from our estimates.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly state our results of operations, financial position and cash flows of Weatherford and its subsidiaries for the periods presented and are not necessarily indicative of the results that may be expected for a full year. Our financial statements have been prepared on a consolidated basis. Under this basis, our financial statements consolidate all wholly owned subsidiaries and controlled joint ventures. All intercompany accounts and transactions have been eliminated.

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2019 Annual Report for the discussion on our significant accounting policies. Certain reclassifications of the financial statements and accompanying footnotes for the three and six months ended June 30, 2019 have been made to conform to the presentation for the three and six months ended June 30, 2020. Please refer to “Note 2 – New Accounting Pronouncements” for changes to our accounting policies.

As described in “Note 1 – Summary of Significant Accounting Policies”, “Note 2 – Emergence from Bankruptcy Proceedings”, and “Note 3 – Fresh Start Accounting” of our Consolidated Financial Statements from our 2019 Annual Report, we filed voluntary petitions for bankruptcy on July 1, 2019, then emerged from bankruptcy on December 13, 2019 and adopted fresh-start accounting upon emergence. References to “Predecessor” herein relate to the Condensed Consolidated Statements of Operations of the Company prior to the emergence from bankruptcy on December 13, 2019 for the period ended June 30, 2019. References to “Successor” herein relate to the Condensed Consolidated Balance Sheets of the reorganized Company as of June 30, 2020 and December 31, 2019 and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 (“Successor Period”) and are not comparable to the Condensed Consolidated Financial Statements of the Predecessor Periods for the three and six months ended June 30, 2019 (“Predecessor Period”), as indicated by the “black line” division in the financials and footnote tables, which emphasizes the lack of comparability between amounts presented. Our financial results for future periods will be different from historical trends and the differences may be material.

Impact of COVID-19 Pandemic and Oil Price Declines on Our Operations and Liquidity

The COVID-19 pandemic, customer activity shutdowns, travel constraints and access restrictions to customer work locations have created significant uncertainty for the global economy as well as for the trajectory of the industry and the Company, lowering expectations of oil and gas related spending throughout the remainder of 2020 and beyond, resulting in a significant decline in the global demand for oil and gas. This caused an imbalance in supply and demand for oil and gas, as well as demand destruction for oil and gas. The demand destruction associated with the COVID-19 pandemic caused commodity price uncertainty and correspondingly, significant activity declines in the industry.

The impacts of the COVID-19 pandemic together with uncertainty around the extent and timing for an economic recovery, have caused extreme market volatility of commodity prices and resulted in significant reductions to the capital spending of exploration and production companies. Although the price and demand of oil and gas stabilized somewhat during the second quarter of 2020, we do not expect the industry to recover in the near term. It is unclear when a stable oil market will return as record crude inventories will dampen the pace of any recovery, translating to near-term uncertainties in activity and challenges in forecasting our business. In addition, continued negative sentiment for the energy industry in the capital markets has impacted demand for our products and services, as our customers, particularly those in North America, have experienced challenges securing appropriate amounts of capital under suitable terms to finance their operations.

The global impacts surrounding the COVID-19 pandemic, including operational and manufacturing disruptions, logistical constraints and travel restrictions, are constantly evolving. We have experienced and expect to continue to experience actions that will negatively impact our ability to operate, including delays or a lack of availability of key components from our suppliers, shipping and other logistical delays and disruptions, customer restrictions that prevent access to their sites, community measures to contain the spread of the virus, and changes to Weatherford’s policies that have both restricted and changed the way our employees work. We expect most, if not all, of these disruptions and constraints to have lasting effects on how we and our customers and suppliers work in the future. The demand destruction associated with the COVID-19 pandemic caused commodity price uncertainty and correspondingly, significant activity declines in the industry.

Revenue in the second quarter of 2020 declined 37% compared to the second quarter of 2019 and 32% sequentially due to lower business activity resulting from the factors described above. Demand for our products and services have weakened and we continue to expect lower than normal demand for our products and services through the remainder of 2020 and, potentially, 2021. As a result, our financial outlook for the remainder of the year, has been and continues to be materially and negatively impacted. We continue to anticipate significant constraints on our ability to generate revenues, profits and cash flows. We anticipate a multi-year (2020 to 2021 and potentially beyond) dislocation across the industry, particularly in North America, Europe, Latin America and Sub Saharan Africa.
Entering 2020, we had taken a number of actions that were yielding improvements in our cost structure. In the second quarter of 2020, we implemented more aggressive actions to right-size our business to address current market conditions. At June 30, 2020, we had adequate liquidity and were compliant with our financial covenants under the agreements governing our outstanding indebtedness. However, our rapidly changing operating environment has led to an inability to predict the ultimate length and depth of the adverse economic impact from the COVID-19 pandemic and uncertainty in the global oil markets on our industry and the Company, though the effects have been, and are expected to continue to be, significant. Given the material decline in our business as a result of the decrease in demand for oil and gas worldwide, we expect that a breach of our covenants under our ABL Credit Agreement could occur in the first half of 2021. See discussion below under the subheading “Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern” for further details regarding a potential covenant breach.

Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern

The significant uncertainty on the long-term impacts of the COVID-19 pandemic, the global economy, and the oil and gas industry for 2020 and beyond is having a negative impact on our business. As a result of these impacts, in the second quarter of 2020, we increased and accelerated our workforce reduction plan, reduced certain management and employee pay, reduced other operating costs, and initiated further consolidation of our operations. Many of these cost reduction actions, like workforce reduction and temporary pay reductions, have been extended into the third quarter of 2020. Despite the actions of management, given the material decline in our business as a result of the decline in demand for oil and gas worldwide, we expect that a breach of our covenants under our ABL Credit Agreement could occur in the first half of 2021. A breach of these financial covenants would constitute an event of default under our ABL Credit Agreement which if not timely cured or waived, would constitute an event of default under our LC Credit Agreement and our unsecured 11% senior notes due 2024 (“Exit Notes”) as described in “Note 9 – Borrowings and Other Obligations” to our Condensed Consolidated Financial Statements. An event of default under these agreements would result in the obligations under these agreements being accelerated or required to be cash collateralized. Such result would constrain our liquidity and we may not be able to service the interest on our debt or pay other obligations and thus, raises substantial doubt on our ability to continue as a going concern within the next 12 months. The Condensed Consolidated Financial Statements have been prepared in conformity with U.S. GAAP which contemplate the continuation of the Company as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In an effort to proactively address potential liquidity constraints, on August 4, 2020 we executed a binding commitment letter for $500 million in senior secured first lien notes, with a stated interest rate of 8.75% (“New Senior Secured Notes”) that would mature in September 2024. The commitment letter, which was originally scheduled to expire on August 14, 2020, has been extended to August 21, 2020. The extension of the binding commitment letter allows additional time for the conditions specified in the binding commitment letter to be satisfied or waived and the notes to be issued, which will improve our liquidity. See “Note 17 – Subsequent Event” to the Condensed Consolidated Financial Statements for further details.

2. New Accounting Pronouncements

Accounting Changes

On January 1, 2020, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in previous U.S. GAAP with a methodology (Current Expected Credit Losses model, or CECL) that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. We estimate expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Our customer base has generally similar collectability risk characteristics, although risk profiles can vary between larger independent customers and state-owned customers, which may have a lower risk than smaller independent customers. The updated guidance applies to (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, and (ii) loan commitments and other off-balance sheet credit exposures. The adoption of this standard update did not have a material impact on our Condensed Consolidated Financial Statements.

3.  Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. Our factoring transactions in the Successor Periods and Predecessor Periods were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows. The loss on sale of accounts receivable sold was immaterial for all Successor Periods and Predecessor Periods. The following table presents accounts receivable sold and cash proceeds from the sale of accounts receivable.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in millions)	6/30/2020	6/30/2019	6/30/2020	June 30, 2019
Accounts Receivable Sold	$17	$78	$23	$162
Cash Proceeds from Sale of Accounts Receivable	$15	$71	$21	$152

4.  Inventories, Net

Inventories, net of reserves of $137 million and $0 as of June 30, 2020 and December 31, 2019, respectively by category were as follows:

(Dollars in millions)	6/30/2020	12/31/2019
Finished Goods	$752	$830
Work in Process and Raw Materials, Components and Supplies	110	142
	$862	$972

During the second quarter of 2020, we recognized inventory charges and write-downs of $134 million primarily for excess and obsolete inventory as a result of the decline in oil and gas commodity demand, the downturn in the oil and gas industry and the impact of COVID-19 pandemic. The near-term utilization of certain inventory has been deemed to be commercially unviable or technologically obsolete considering current and anticipated future demand. These inventory charges are included in “Inventory Charges” on the accompanying Condensed Consolidated Statements of Operations.

5.  Acquisitions and Divestitures

Acquisitions

We did not have any acquisitions of businesses in the three and six months ended June 30, 2020 or 2019. We paid $12 million in March 2020 and an additional $12 million in April 2020 as final settlement of the deferred consideration associated with our acquisition of the remaining 50% equity interest in our Qatari joint venture, which took place in the first quarter of 2018.

Divestitures

We did not have any significant dispositions of businesses in the three and six months ended June 30, 2020. In the second quarter of 2019 we completed the sale of our reservoir solutions and our surface data logging businesses for an aggregate sale price of $256 million. We recognized a gain of $117 million and divested a carrying amount of $95 million in net assets on these two business dispositions in the second quarter of 2019.

In the first quarter of 2019, we received the remaining gross proceeds of $72 million to complete the final closings pursuant to the purchase and sale agreements entered into with ADES International Holding Ltd. in July of 2018 to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia for an aggregate purchase price of $288 million. The loss on the sale of land drilling rigs operations recognized in 2019 was $6 million and the divested carrying amount of net assets was $66 million.

6.  Long-lived Assets Impairment

As a result of the unprecedented global economic and industry conditions described in “Note 1 – General” to our Condensed Consolidated Financial Statements which we identified as impairment indicators, we completed impairment assessments of our property, plant and equipment, definite-lived intangible assets, goodwill and right of use assets with the assistance of third-party valuation advisors as of March 31, 2020 and again as of June 30, 2020. Based on our impairment test, we determined the carrying amount of certain long-lived assets exceeded their respective fair values. Therefore, during the three and six months ended June 30, 2020, we recognized long-lived asset impairments in “Long-lived Assets Impairments” on the accompanying Condensed Consolidated Statements of Operations of $178 million and $818 million, respectively. The fair values of our long-lived assets were determined using discounted cash flow or Level 3 fair value analyses. The unobservable inputs to the income approach included the assets’ estimated future cash flows, estimates of discount rates commensurate with the assets’ risks, revenue growth rates, profitability margins, and the remaining useful life of the primary asset. Given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot estimate the period of time that these events will persist or the full extent of the impact on our business. If, in addition to other factors, market conditions deteriorate further than we anticipate, we may record further impairments related to the carrying amount of our long-lived assets, definite-lived intangibles and right of use assets.

The table below details the Successor long-lived asset impairment by asset and segment:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total	Western Hemisphere	Eastern Hemisphere	Total
Property, Plant and Equipment	$94	$47	$141	$316	$255	$571
Intangible Assets	13	9	22	44	115	159
Right of Use Assets	7	8	15	56	32	88
Total Impairment Charges	$114	$64	$178	$416	$402	$818

During the second quarter of 2020, we recorded a $65 million charge to “Long-Lived Asset Impairments” in our Condensed Consolidated Statements of Operations to correct an immaterial error relating to our estimates of impairment of certain assets associated with our Drilling Services business in the Western Hemisphere that should have been recognized in the first quarter of 2020. This charge would have increased “Long-Lived Asset Impairments”, “Operating Loss”, “Loss Before Income Taxes” and “Net Loss” by $65 million in the three months ended March 31, 2020. The adjustment would not have affected our compliance with financial covenants under our ABL Credit Agreement and would not have had an impact to cash flow from operating activities or any other cash flow measures for that period or on our year-to-date results of operations.

We recognized Predecessor long-lived asset impairments of $13 million and $20 million, respectively, for the three and six months ended June 30, 2019. The long-lived asset impairments were primarily related to the Predecessor’s Western Hemisphere segment in the second quarter of 2019 and the Predecessor’s Eastern Hemisphere segment in the first quarter of 2019.

7.  Goodwill and Intangible Assets

Goodwill

We determined that the unprecedented industry conditions described in “Note 1 – General” are triggering events in our qualitative goodwill assessment that required us to review the recoverability of our long-lived assets as discussed in “Note 6 - Long-Lived Asset Impairments” and then subsequent to the recognition of long-lived assets impairment, we performed an interim quantitative goodwill assessment as of March 31, 2020 and as of June 30, 2020. Our quantitative goodwill impairment assessment is based on discounted cash flow analysis and a multiples-based market approach for comparable companies in our industry, a Level 3 fair value analysis. The analysis includes significant judgments, including estimated future cash flows, estimates of discount rates, revenue growth rates, profitability margins and capital expenditures. Goodwill impairment occurs when the carrying amount of a reporting unit exceeds the fair value. Based upon our goodwill impairment assessment, in the second quarter of 2020 we recognized a goodwill impairment of $72 million on our Russia reporting unit in addition to the goodwill impairment recognized in the first quarter of 2020 of $167 million for our Middle East & North Africa (“MENA”) and Russia reporting units. The total goodwill impairment for the six months ended June 30, 2020 was $239 million. These recognized impairments reduced the carrying value of our goodwill in our MENA reporting unit by $127 million and our Russia reporting unit by $112 million, which are both part of our Eastern Hemisphere segment.

The changes in the carrying amount of goodwill by reporting segment at June 30, 2020, are presented in the following table.

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2019	$—	$239	$239
Impairment	—	(239)	(239)
Balance at June 30, 2020	$—	$—	$—

For the three and six months ended June 30, 2019, the Predecessor goodwill impairment tests indicated that goodwill was impaired and as a result the Predecessor incurred a charge of $102 million and $331 million, respectively. The impairment indicators were a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and forecasted growth in the North America, Asia and MENA reporting units.

Intangible Assets

The components of definite-lived intangible assets, net of accumulated amortization, were as follows:

(Dollars in millions)	6/30/2020	12/31/2019
Developed and Acquired Technology	$502	$721
Trade Names	373	393
Totals	$875	$1,114

For the three and six months ended of 2020, based on our impairment test, we recognized impairments of $22 million and $159 million, respectively, of our developed and acquired technology. Amortization expense was $40 million and $86 million for the three and six months ended June 30, 2020, respectively, and $16 million and $32 million for the three and six months ended June 30, 2019 and is reported in Selling, General and Administrative on our Condensed Consolidated Statements of Operations. At June 30, 2020, accumulated amortization was $73 million for Developed and Acquired Technology and $22 million for Trade Names.

8. Restructuring, Facility Consolidation and Severance Charges

During the three and six months ended June 30, 2020, in response to the impact on our business from the COVID-19 pandemic and the significant decline in oil prices as discussed in “Note 1 – General”, we initiated additional immediate actions and developed plans to reduce our future cost structure. As a result, during the three and six months ended June 30, 2020, we incurred restructuring and severance charges of $57 million and $83 million, respectively in “Restructuring, Facility and Severance” on the accompanying Condensed Consolidated Statements of Operations. Additional charges with respect to our ongoing cost reduction actions are expected to be recorded in the second half of 2020 and could result in additional charges in future periods as we execute and revise our plans.

The following table presents restructuring and severance charges for the Successor Period and Predecessor Period.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in millions)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Severance Charges	$55	$1	$78	$3
Facility Consolidation and Other Charges	2	15	5	29
Asset Related Charges (non-cash)	—	4	—	8
Total Restructuring and Severance Charges	$57	$20	$83	$40

The following table presents total restructuring and severance charges by reporting segment and Corporate for the Successor Period and Predecessor Period.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in millions)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Western Hemisphere	$26	$10	$41	$15
Eastern Hemisphere	11	2	17	7
Corporate	20	8	25	18
	$57	$20	$83	$40

The following table presents total restructuring and severance accrual activity charges, payments and other changes for the Successor Period ended June 30, 2020.

(Dollars in millions)	Accrued Balance at December 31, 2019	Charges	Cash Payments	Other	Accrued Balance at June 30, 2020
Restructuring and Severance Reserve	$66	$83	$(75)	$(12)	$62

9.  Borrowings and Other Obligations

(Dollars in millions)	6/30/2020	12/31/2019
Finance Lease Current Portion	$8	$10
Other Short-term Loans	24	3
Short-term Borrowings	$32	$13

Long-term Debt	$2,148	$2,151

Credit Agreements

ABL Credit Agreement

On December 13, 2019, we entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent. Among other things, proceeds of loans under the ABL Credit Agreement may be used to finance ongoing working capital and general corporate needs of the Company and certain of its subsidiaries. The facility may also be used for issuing letters of credit. The maturity date of loans made under the ABL Credit Agreement is June 13, 2024. At June 30, 2020, borrowings under our ABL Credit Agreement was $20 million, outstanding letters of credit was $123 million, and we had approximately $91 million borrowing and/or letters of credit availability under the facility.

The applicable terms, interest rates and fees for borrowings under the ABL Credit Agreement are the same as those presented in “Note 13 – Short-Term Borrowings and other Debt Obligations” in our 2019 Annual Report.

LC Credit Agreement

On December 13, 2019, we entered into a senior secured letter of credit agreement in an aggregate amount of $195 million (the “LC Credit Agreement,” together with the ABL Credit Agreement, the “Exit Credit Agreements”) with the lenders party thereto and Deutsche Bank Trust Company Americas as administrative agent. The LC Credit Agreement is used for the issuance of bid and performance letters of credit of the Company and certain of its subsidiaries. The maturity date under the LC Credit Agreement is June 13, 2024. At June 30, 2020, we had approximately $129 million in outstanding letters of credit under the LC Credit Agreement and availability of $66 million.

The applicable terms, interest rates and fees for borrowings under the LC Credit Agreement are the same as those presented in “Note 13 – Short-Term Borrowings and other Debt Obligations” in our 2019 Annual Report.

As of June 30, 2020, we were in compliance with the financial covenants as defined in the Exit Credit Agreements and the covenants under our indentures. However, the full impact that the pandemic and the precipitous decline in oil prices will have on our results of operations, financial condition, liquidity and cash flows in 2020 and future years is uncertain. The actions taken by management to preserve liquidity and capital include the reduction of capital expenditures, consolidation of product lines to eliminate redundancy, exiting from sub-scale locations and a higher level of headcount reductions. The decline in activity has and will continue to result in a significant reduction in our accounts receivable, inventory and rental tools, particularly in North America, which comprise the most significant components of the borrowing base of our credit facility and as a result will impair our ability to comply with the covenants under the ABL Credit Agreement. Despite the actions of management, given the material decline in our business as a result of the decline in demand for oil and gas worldwide, we expect that a breach of our covenants under our ABL Credit Agreement could occur in the first half of 2021. A covenant breach would occur if our Excess Availability and our Fixed Charge Coverage Ratio (as such terms are defined in the ABL Credit Agreement) were to each fall below the minimum requirement as defined in the ABL Credit Agreement. Further, a breach of these financial covenants would constitute an event of default under our ABL Credit Agreement which if not timely cured or waived, would constitute an event of default under our LC Credit Agreement. An event of default under these agreements would result in our obligations being accelerated, including cash collateralizing our letters of credit. Such result would constrain our liquidity and we may not be able to service the interest on our debt or pay other obligations and thus, raises substantial doubt on our ability to continue as a going concern within the next 12 months. See “Note 1 – General” for further details.

Other Short-term Arrangements and Debt Activity

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted credit facilities and other financing arrangements. At June 30, 2020, we had $24 million in short-term borrowings under these arrangements.

As of June 30, 2020, we had $335 million of letters of credit and performance and bid bonds outstanding, consisting of $123 million of letters of credit under the ABL Credit Agreement, $129 million of letters of credit under the LC Credit Agreement and $83 million of letters of credit under various uncommitted facilities. At June 30, 2020, we had cash collateral of $72 million, included in Restricted Cash supporting letters of credit under our various uncommitted facilities.

Long-term Debt

On December 13, 2019, we issued our Exit Notes in an aggregate principal amount of $2.1 billion. Interest on the Exit Notes accrues at the rate of 11.00% per annum and is payable semiannually in arrears on June 1 and December 1. The Exit Notes are unsecured and mature on December 1, 2024.

The indenture governing the Exit Notes contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to: incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; sell stock of our subsidiaries; transfer or sell assets; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. At June 30, 2020, we are in compliance with our indenture covenants. However, as noted above, a breach of covenants under the ABL Credit Agreement that is not cured or waived, would trigger an event of default under our Exit Notes if it is (a) caused by a failure to pay at its stated maturity principal of an indebtedness within the applicable express grace period and any extensions thereof, or (b) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of such indebtedness, together with the principal amount of any other indebtedness with respect to which an event described in clause (a) or (b) has occurred and is continuing aggregates $75 million or more.

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

(Dollars in millions)	6/30/2020	12/31/2019
Fair Value	$1,461	$2,252
Carrying Value	2,098	2,097

The total fair value of our debt decreased significantly primarily due to the negative impact on our business and industry associated with the COVID-19 pandemic and credit rating agency downgrades as described in “Note 1 – General”. These events have collectively increased the credit spreads for our publicly traded bonds, thus reducing the associated fair value.

10.  Fair Value of Financial Instruments

Our assets and liabilities measured at fair value on a recurring basis consist solely of our derivative instruments. We monitor the creditworthiness of our counterparties, which are multinational commercial banks. The fair values of all our outstanding derivative instruments are determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Our derivative activity is not material to our financial statements.

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, held-to-maturity investments, short-term borrowings and long-term debt. Except for short-term borrowings and long-term debt, the estimated fair value of these financial instruments approximates their carrying values as reflected in our Condensed Consolidated Financial Statements. The fair value of our short-term and long-term borrowings are discussed in “Note 9 – Borrowings and Other Obligations.”

As of June 30, 2020 and December 31, 2019, we had $45 million and $50 million, respectively, of held-to-maturity Angolan government bonds primarily maturing in the third and fourth quarters of 2020. During the second quarter of 2020, we received proceeds of $5 million from the maturity of a portion of our Angolan government bonds. The carrying value of these bonds approximated their fair value as of June 30, 2020 and December 31, 2019, respectively.

11. Disputes, Litigation and Legal Contingencies

We are subject to lawsuits and claims arising out of the nature of our business. We have certain claims, disputes and pending litigation for which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases, that would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material. Due to the COVID-19 pandemic, courts in many jurisdictions around the world have been temporarily closed for trials and hearings, which has resulted in delays in many of our litigation matters.

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 were $40 million and $44 million, respectively.

Shareholder Litigation

GAMCO Shareholder Litigation

On September 6, 2019, GAMCO Asset Management, Inc. (“GAMCO”), purportedly on behalf of itself and other similarly situated shareholders, filed a lawsuit asserting violations of the federal securities laws against certain then-current and former officers and directors of the Company. GAMCO alleges violations of Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, and violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) based on allegations that the Company and certain of its officers made false and/or misleading statements, and alleged non-disclosure of material facts, regarding our business, operations, prospects and performance. GAMCO seeks damages on behalf of purchasers of the Company’s ordinary shares from October 26, 2016 through May 10, 2019. GAMCO’s lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, and it is captioned GAMCO Asset Management, Inc. v. McCollum, et al., Case No. 4:19-cv-03363. The District Court Judge appointed Utah Retirement Systems (“URS”) as Lead Plaintiff, and on March 16, 2020, URS filed its Amended Complaint. URS added the Company as a defendant but dropped the claims against non-officer board members and all the claims under the Securities Act. The defendants filed their motion to dismiss on May 18, 2020, and plaintiffs filed their response on July 3, 2020. The defendants filed a reply brief on August 3, 2020, and now the Court will rule on the motion to dismiss. We cannot reliably predict the outcome of the claims, including the amount of any possible loss.

Prior Shareholder Litigation

In 2010, three shareholder derivative actions were filed, and in 2014 a fourth shareholder derivative action was filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain then-current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, the

Foreign Corrupt Practices Act of 1977 and trade sanctions related to the U.S. government investigations disclosed in our SEC filings since 2007. Those shareholder derivative cases were filed in Harris County, Texas state court and consolidated under the caption Neff v. Brady, et al., No. 2010040764 (collectively referred to as the “Neff Case”). A motion to dismiss was granted May 15, 2015, and an appeal was filed on June 15, 2015. Following briefing and oral argument, on June 29, 2017, the Texas Court of Appeals denied in part and granted in part the shareholders’ appeal. The Court ruled that the shareholders lacked standing to bring claims that arose prior to the Company’s redomestication to Switzerland in 2009 and upheld the dismissal of those claims. The Court reversed as premature the trial court’s dismissal of claims arising after the redomestication and remanded to the trial court for further proceedings. On February 1, 2018, the individual defendants and nominal defendant Weatherford filed a motion for summary judgment on the remaining claims in the case. On February 13, 2018, the trial court dismissed with prejudice certain directors for lack of jurisdiction. Although the plaintiffs appealed the jurisdictional ruling, on June 19, 2020, the plaintiffs filed a motion to dismiss the appeal with prejudice. This litigation has concluded.

12.  Shareholders’ Equity (Deficiency)

The following summarizes our shareholders’ equity (deficiency) activity for the three and six months ended June 30, 2020 and 2019.

(Dollars in Millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity (Deficiency)
Balance at December 31, 2019 (Successor)	$—	$2,897	$(26)	$9	$36	$2,916
Net Income (Loss)	—	—	(966)	—	8	(958)
Other Comprehensive Loss	—	—	—	(95)	—	(95)
Balance at March 31, 2020 (Successor)	$—	$2,897	$(992)	$(86)	$44	$1,863
Net Income (Loss)	—	—	(581)	—	2	(579)
Other Comprehensive Loss	—	—	—	29	—	29
Dividends to Noncontrolling Interests	—	—	—	—	(8)	(8)
Balance at June 30, 2020 (Successor)	$—	$2,897	$(1,573)	$(57)	$38	$1,305

Balance at December 31, 2018 (Predecessor)	$1	$6,711	$(8,671)	$(1,746)	$39	$(3,666)
Net Income (Loss)	—	—	(481)	—	4	(477)
Other Comprehensive Income	—	—	—	33	—	33
Dividends to Noncontrolling Interests	—	—	—	—	(5)	(5)
Awards Granted, Vested and Exercised	—	8	—	—	—	8
Other	—	—	—	—	1	1
Balance at March 31, 2019 (Predecessor)	1	6,719	(9,152)	(1,713)	39	(4,106)
Net Income (Loss)	—	—	(316)	—	4	(312)
Other Comprehensive Income	—	—	—	30	—	30
Dividends to Noncontrolling Interests	—	—	—	—	(6)	(6)
Awards Granted, Vested and Exercised	—	5	—	—	—	5
Balance at June 30, 2019 (Predecessor)	$1	$6,724	$(9,468)	$(1,683)	$37	$(4,389)

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the six months ended June 30, 2020 for the Successor and six months ended June 30, 2019 for the Predecessor:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2019 (Successor)	$7	$2	$—	$9
Other Comprehensive Loss	$(66)	$—	$—	$(66)
Balance at June 30, 2020 (Successor)	$(59)	$2	$—	$(57)

Balance at December 31, 2018 (Predecessor)	$(1,724)	$(14)	$(8)	$(1,746)
Other Comprehensive Income	63	—	—	63
Balance at June 30, 2019 (Predecessor)	$(1,661)	$(14)	$(8)	$(1,683)

13.  Loss per Share

Basic earnings (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares.

The following table presents our basic and diluted weighted average shares outstanding and loss per share for the three and six months ended June 30, 2020 and 2019:

	Successor	Predecessor	Successor	Predecessor
(Dollars and shares in millions,	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
except per share amounts)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net Loss Attributable to Weatherford	$(581)	$(316)	$(1,547)	$(797)
Basic and Diluted weighted average shares outstanding	70	1,004	70	1,003
Basic and Diluted Loss Per Share Attributable to Weatherford	$(8.30)	$(0.31)	$(22.10)	$(0.79)
Our basic and diluted weighted average shares outstanding for the Successor Period and Predecessor Period are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for both the three and six months ended June 30, 2020 exclude 8 million potential ordinary shares, and the three and six months ended June 30, 2019 exclude 211 million and 231 million potential ordinary shares, respectively, for restricted share units, performance units, exchangeable senior notes and warrants outstanding as we have net losses for those periods and their inclusion would be anti-dilutive.

14. Revenues

Revenue by Product Line and Geographic Region

Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. During the second quarter of 2020 to support the streamlining and realignment of the businesses, we combined our prior reported four product lines into two product lines, and all prior periods have been retrospectively recast to conform to this new presentation. Our two primary product lines are as follows: (1) Production and Completions and (2) Drilling, Evaluation and Intervention. Our new combined Production and Completion product line was previously reported as two separate product lines. Our new Drilling, Evaluation and Intervention product line was previously reported as two separate product lines of Drilling and Evaluation and Well Construction. The unmanned equipment that we lease to customers as operating leases consists primarily of drilling rental tools and artificial lift pumping equipment. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. Equipment rental revenues, which are included in Products revenues, recognized under ASC 842 were $32 million and $89 million for the three and six months Successor Periods ended June 30, 2020 and $84 million and $162 million for the three and six months Predecessor Periods ended June 30, 2019.

The following tables disaggregate our product and service revenues from contracts with customers by major product line and geographic region for the three and six months ended June 30, 2020 and 2019.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in millions)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Product Line Revenue by Hemisphere:
Production and Completions	$165	$371	$462	$750
Drilling, Evaluation and Intervention	145	348	436	695
Western Hemisphere	$310	$719	$898	$1,445

Production and Completions	$240	$265	$542	$527
Drilling, Evaluation and Intervention	271	325	596	683
Eastern Hemisphere	$511	$590	$1,138	$1,210

Total Revenue	$821	$1,309	$2,036	$2,655

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in millions)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Revenue by Geographic Areas:
North America	$172	$420	$513	$876
Latin America	138	299	385	569
Western Hemisphere	$310	$719	$898	$1,445

Middle East & North Africa and Asia	$341	$362	$744	$752
Europe/Sub-Sahara Africa/Russia	170	228	394	458
Eastern Hemisphere	$511	$590	$1,138	$1,210

Total Revenues	$821	$1,309	$2,036	$2,655

The following table provides information about receivables for product and services included in Accounts Receivable, Net, Contrast Assets and Contract Liabilities at June 30, 2020 and December 31, 2019.

(Dollars in millions)	6/30/2020	12/31/2019
Receivables for Product and Services in Accounts Receivable, Net	$884	$1,156
Receivables for Equipment Rentals in Account Receivable, Net	$43	$85
Contract Assets	$2	$3
Contract Liabilities	$34	$12

Revenue recognized for the six months ended June 30, 2020 that were included in the contract liabilities balance at the beginning of 2020 was $5 million.

In the following table, estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of June 30, 2020 primarily relate to subsea services and an artificial lift contract.

(Dollars in millions)	2020	2021	2022	2023	Thereafter	Total
Service Revenue	$43	$27	$33	$32	$35	$170

15. Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2019 Annual Report.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in millions)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Revenue:
Western Hemisphere	$310	$719	$898	$1,445
Eastern Hemisphere	511	590	1,138	$1,210
Total Revenue	$821	$1,309	$2,036	$2,655
Operating Income (Loss):
Western Hemisphere	$(23)	11	$6	$20
Eastern Hemisphere	15	28	33	48
Total Segment Operating Income (Loss)	(8)	39	39	68
Impairment and Other Charges (a) (b)	(463)	(239)	(1,306)	(535)
Corporate	(26)	(32)	(52)	(64)
Gain on Sale of Businesses, Net (c)	—	114	—	112
Total Operating Loss	$(497)	$(118)	$(1,319)	$(419)
Interest Expense, Net	(59)	(160)	(117)	(315)
Reorganization Items	—	—	(9)	—
Other Expense, Net	(11)	(1)	(36)	(10)
Loss Before Income Taxes	$(567)	$(279)	$(1,481)	$(744)
(a)In the three and six months ended June 30, 2020, includes the impairment on goodwill, property, plant and equipment, intangibles and right of use assets, inventory excess and obsolete charges (in the second quarter of 2020), and restructuring and other charges, due to the decline in oil and gas commodity demand in our industry. See “Note 4 – Inventories, Net”, “Note 6 - Long-Lived Asset Impairments”, “Note 7 – Goodwill and Intangible Assets”, and “Note 8 – Restructuring, Facility Consolidation and Severance Charges” for additional information.
(b)In the three and six months ended June 30, 2019, includes prepetition charges for professional and other fees related to the Predecessor bankruptcy cases, goodwill and asset impairments and other fees, partially offset by a reduction of a contingency reserve on a legacy contract (in the first quarter of 2019).
(c)Primarily includes the gain on sale of our laboratory services business in the second quarter of 2019.

The following table presents total assets by segment at for each period presented:

(Dollars in millions)	6/30/2020	12/31/2019
Western Hemisphere	$1,761	$2,514
Eastern Hemisphere	3,426	4,392
Corporate	222	387
Total	$5,409	$7,293

16. Income Taxes

We use the discrete method to determine our quarterly tax provision because small changes in estimated ordinary annual income result in significant changes in our estimated annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. For the Successor three and six months ended June 30, 2020, we recognized tax expense of $12 million and $56 million, respectively, on a loss before income taxes of $567 million and $1.5 billion, respectively, as compared to the Predecessor three and six months ended June 30, 2019 where we recognized tax expense of $33 million and $45 million, respectively, on a loss before income taxes of $279 million and $744 million, respectively. Tax expense for the three and six months ended June 30, 2020 and 2019 includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss. Impairments and other charges did not result in significant tax benefit in either period. Tax expense for the six months ended June 30, 2020 includes $20 million recorded in the first quarter of 2020 to recognize valuation allowance in jurisdictions where we are no longer able to forecast taxable income.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of June 30, 2020, we anticipate that it is reasonably possible that our uncertain tax positions of $210 million may decrease by up to $2 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

In response to the COVID-19 pandemic, many countries have enacted tax relief measures to provide aid and economic stimulus to companies impacted by the COVID-19 pandemic. For the second quarter and six months ended June 30, 2020, there were no material tax impacts to our financial statements as it relates to COVID-19 tax relief measures.

17. Subsequent Event

Senior Secured First Lien Notes

In an effort to proactively address potential liquidity constraints, on August 4, 2020 we executed a binding commitment letter for $500 million in senior secured first lien notes, with a stated interest rate of 8.75% (“New Senior Secured Notes”) that would mature in September 2024. The commitment letter, which was originally scheduled to expire on August 14, 2020, has been extended to August 21, 2020.

The extension of the binding commitment letter allows additional time for the conditions specified in the binding commitment letter to be satisfied or waived and the notes to be issued, which will improve our liquidity. The purchasers’ obligations to purchase the New Senior Secured Notes under the commitment letter are subject to certain conditions precedent, including, among others, (a) execution and delivery of all documentation related to the New Senior Secured Notes (subject to post-closing periods to be agreed for certain security matters), (b) execution and delivery of an amendment to the LC Credit Agreement in form and substance satisfactory to the purchasers, which, among other things, shall permit the issuance of the New Senior Secured Notes on the terms contemplated in the commitment letter, (c) execution and delivery of an intercreditor agreement between the trustee for the New Senior Secured Notes and the agent under the LC Credit Agreement, in form and substance reasonably satisfactory to the purchasers, and (d) execution and delivery of a customary notes purchase agreement in form and substance reasonably satisfactory to the purchasers.

There can be no assurance that the conditions precedent to consummating the financing transaction, many of which are beyond our control, will be fully satisfied or waived before the binding commitment letter expires on August 21, 2020. If the conditions precedent cannot be satisfied and are not waived by such date, there are no assurances that the purchasers will further extend such expiration date. Additionally, under such circumstances, there can be no assurance that we would be able to obtain alternative financing to the transactions contemplated by the binding commitment letter. To the extent we are not able to obtain alternative financing to replace the ABL Credit Agreement, any event of default under the ABL Credit Agreement could result in the obligations under the ABL Credit Agreement, the LC Credit Agreement and the Exit Notes being accelerated, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both onshore and offshore. During the second quarter of 2020 to support the streamlining and realignment of the businesses, we combined our prior reported four product lines into two product lines. Our two primary product lines are as follows: (1) Production and Completions and (2) Drilling, Evaluation and Intervention. Our new combined Production and Completion product line was previously reported as two separate product lines. Our new Drilling, Evaluation and Intervention product line was previously reported as two separate product lines of Drilling and Evaluation and Well Construction.

•Production and Completions offers production optimization services and a complete production ecosystem, featuring our artificial-lift portfolio, testing and flow-measurement solutions, and optimization software, to boost productivity and profitability. In addition, we have a suite of modern completion products, reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in deepwater, unconventional, and aging reservoirs.

•Drilling, Evaluation and Intervention comprises a suite of services ranging from early well planning to reservoir management. The drilling services offer innovative tools and expert engineering to increase efficiency and maximize reservoir exposure. The evaluation services merge wellsite capabilities including wireline and managed pressure drilling. We also build or rebuild well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores.

Outlook and Significant Events

The COVID-19 pandemic, customer activity shutdowns, travel constraints and access restrictions to customer work locations have created significant uncertainty for the global economy as well as for the trajectory of the industry and the Company, lowering expectations of oil and gas related spending throughout the remainder of 2020 and beyond, resulting in a significant decline in the global demand for oil and gas. This caused an imbalance in supply and demand for oil and gas, as well as demand destruction for oil and gas. The demand destruction associated with the COVID-19 pandemic caused commodity price uncertainty and correspondingly, significant activity declines in the industry.

The impacts of the COVID-19 pandemic together with uncertainty around the extent and timing for an economic recovery, have caused extreme market volatility of commodity prices and resulted in significant reductions to the capital spending of exploration and production companies. Although the price and demand of oil and gas stabilized somewhat during the second quarter of 2020, we do not expect the industry to recover in the near term. It is unclear when a stable oil market will return as record crude inventories will dampen the pace of any recovery, translating to near-term uncertainties in activity and challenges in forecasting our business. In addition, continued negative sentiment for the energy industry in the capital markets has impacted demand for our products and services, as our customers, particularly those in North America, have experienced challenges securing appropriate amounts of capital under suitable terms to finance their operations.

The global impacts surrounding the COVID-19 pandemic, including operational and manufacturing disruptions, logistical constraints and travel restrictions, are constantly evolving. We have experienced and expect to continue to experience actions that will negatively impact our ability to operate, including delays or a lack of availability of key components from our suppliers, shipping and other logistical delays and disruptions, customer restrictions that prevent access to their sites, community measures to contain the spread of the virus, and changes to Weatherford’s policies that have both restricted and changed the way our employees work. We expect most, if not all, of these disruptions and constraints to have lasting effects on how we and our customers and suppliers work in the future. The demand destruction associated with the COVID-19 pandemic caused commodity price uncertainty and correspondingly, significant activity declines in the industry.

Revenue in the second quarter of 2020 declined 37% compared to the second quarter of 2019 and 32% sequentially due to lower business activity resulting from the factors described above. Demand for our products and services have weakened and we continue to expect lower than normal demand for our products and services through the remainder of 2020 and, potentially, 2021. As a result, our financial outlook for the remainder of the year, has been and continues to be materially and negatively impacted. We continue to anticipate significant constraints on our ability to generate revenues, profits and cash flows. We anticipate a multi-year (2020 to 2021 and potentially beyond) dislocation across the industry, particularly in North America, Europe, Latin America and Sub Saharan Africa.

Entering 2020, we had taken a number of actions that were yielding improvements in our cost structure. In the second quarter of 2020, we implemented more aggressive actions to right-size our business to address current market conditions. At June 30, 2020, we had adequate liquidity and were compliant with our financial covenants under the agreements governing our outstanding indebtedness. However, our rapidly changing operating environment has led to an inability to predict the ultimate length and depth of the adverse economic impact from the COVID-19 pandemic and uncertainty in the global oil markets on our industry and the Company, though the effects have been, and are expected to continue to be, significant. Given the material decline in our business as a result of the decrease in demand for oil and gas worldwide, we expect that a breach of our covenants under our ABL Credit Agreement could occur in the first half of 2021. See discussion below under the subheading “Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern” for further details regarding a potential covenant breach.

During the second quarter of 2020, we supplemented our cost reduction initiatives with a number of actions, including:

•Temporary pay reductions of 20% for management and to the Board of Directors’ annual cash retainer;
•Total headcount reductions across North American operations and the global support structure of 38% and 25%, respectively;
•Furloughs and pay reductions for remaining employees in the United States and selected international locations;
•Reducing planned capital expenditures by approximately 50% in 2020 versus 2019 levels; and
•Further consolidating geographic and product line structures to better align with market conditions.

Many of the cost reduction initiatives listed above, like temporary pay reductions and headcount reductions, have been extended into the third quarter of 2020. Weatherford’s financial results for the second quarter and remainder of 2020 has and will continue to be impacted by the above factors, the continued global economic uncertainty due to the COVID-19 pandemic and the uncertainty in oil prices, a possibility we disclosed in our risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”) and expanded upon in our quarterly report on Form 10-Q for the first quarter of 2020 filed on May 11, 2020. The extent to which our future results are affected by COVID-19 pandemic and the associated impact on the oil and gas markets will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of responses to combat the virus, global supply and demand of oil and gas and the resulting prices of oil and natural gas, the capital expenditure and activity levels of our customers, the timely collection of receivables from customers, member-country quota compliance within the Organization of Petroleum Exporting Countries and weather conditions and other factors, including those described in the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. Risk Factors.” The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the risk factors identified in our 2019 Annual Report. It may also materially and adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to its business.

Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern

The significant uncertainty on the long-term impacts of the COVID-19 pandemic, the global economy, and the oil and gas industry for 2020 and beyond is having a negative impact on our business. As a result of these impacts, in the second quarter of 2020, we increased and accelerated our workforce reduction plan, reduced certain management and employee pay, reduced other operating costs, and initiated further consolidation of our operations. Many of these cost reduction actions, like workforce reduction and temporary pay reductions, have been extended into the third quarter of 2020. Despite the actions of management, given the material decline in our business as a result of the decline in demand for oil and gas worldwide, we expect that a breach of our covenants under our ABL Credit Agreement could occur in the first half of 2021. A breach of these financial covenants would constitute an event of default under our ABL Credit Agreement which if not timely cured or waived, would constitute an event of default under our LC Credit Agreement and our unsecured 11% senior notes due 2024 (“Exit Notes”) as described in “Note 9 – Borrowings and Other Obligations” to our Condensed Consolidated Financial Statements. An event of default under these agreements could result in the obligations under these agreements being accelerated or required to be cash collateralized. Such result would constrain our liquidity and we may not be able to service the interest on our debt or pay other obligations and thus, raises substantial doubt on our ability to continue as a going concern within the next 12 months. The Condensed Consolidated Financial Statements have been prepared in conformity with U.S. GAAP which contemplate the continuation of the Company as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In an effort to proactively address potential liquidity constraints, on August 4, 2020 we executed a binding commitment letter for $500 million in senior secured first lien notes, with a stated interest rate of 8.75% (“New Senior Secured Notes”) that would mature in September 2024. The commitment letter, which was originally scheduled to expire on August 14, 2020, has been extended to August 21, 2020. The extension of the binding commitment letter allows additional time for the conditions specified in the binding commitment letter to be satisfied or waived and the notes to be issued, which will improve our liquidity. Upon issuance of the New Senior Secured Notes and the reduction of commitments under the ABL Credit Agreement we expect that the substantial doubt as to our ability to continue as a going concern would be alleviated.

NYSE Delisting

We evaluated our options with respect to our New York Stock Exchange (“NYSE”) listing and, after careful deliberations, the Board of Directors determined that delisting was in the best interest of the Company given the COVID-19 pandemic and related uncertainties in the oil and gas market. As a result, we withdrew our appeal to the delisting proceedings by the NYSE. On April 17, 2020, the NYSE filed a Form 25 (the “Form 25”) with the U.S. Securities and Exchange Commission (the “SEC”) to delist our ordinary shares from trading on the NYSE. The delisting became effective 10 days after the filing of the Form 25 and our ordinary shares were deregistered under Section 12(b) of the Exchange Act on July 16, 2020. We continue to evaluate listing options and intend to list on the NYSE or National Association of Securities Dealers Automated Quotations (“NASDAQ”) when the Board determines market conditions are appropriate. The Company intends to continue filing periodic reports with the SEC on a voluntary basis. We continue to trade on the OTC Pink Marketplace under the ticker symbol “WFTLF”.

Appointment of Interim Principal Financial Officer

The Board of Directors has appointed Karl Blanchard to serve as the Company’s principal financial officer, effective August 5, 2020, on an interim basis until H. Keith Jennings joins the Company on September 1, 2020 to serve as the Company’s Executive Vice President and Chief Financial Officer.

Opportunities and Challenges

As production decline rates persist and reservoir productivity complexities increase, our customers continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency, which in turn puts pressure on us to deliver our products and services at competitive rates. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will depend heavily on pricing, volume of work, and our ability to offer solutions to more efficiently extract oil and gas, control costs, and penetrate new and existing markets with our newly developed technologies.

Our challenges also include adverse market conditions that could make our targeted cost reduction benefits more difficult to obtain and the ability to recruit and retain employees problematic. The imbalance between supply and demand for oil created by the simultaneous impact of the COVID-19 pandemic, together with uncertainty around the extent and timing for an economic recovery, have caused extreme market volatility and resulted in a decline in commodity prices during late March and for most of the second quarter of 2020 and significant reductions to the capital spending plans of exploration and production companies. In addition, continued negative sentiment for the energy industry in the capital markets has impacted, and may continue to impact, demand for our products and services, as our customers, particularly those in North America, have experienced and likely will continue to experience challenges securing appropriate amounts of capital under suitable terms to finance their operations. The cyclicality of the energy industry continues to impact the demand for our products and services, such as our drilling and evaluation services, well construction and well completion services, which strongly depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on the number of wells and the type of production systems used. We are following our long-term strategy aimed at achieving profitability in our businesses, servicing our customers, and creating value for our stakeholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including the ongoing and prolonged industry downturn, our ability to respond to industry demands and periods of over-supply or low oil prices, and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

Industry Trends

The level of spending in the energy industry is heavily influenced by the current and expected future prices of oil and natural gas. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves. The following charts set forth certain statistics that reflect historical market conditions.

The table below shows the closing oil and natural gas prices for West Texas Intermediate (“WTI”) and Henry Hub natural gas. Commodity prices dramatically decreased towards the latter part of the first quarter of 2020 following the dual impact of the COVID-19 pandemic and the inability of Organization of Petroleum Exporting Countries (“OPEC”) and other high oil exporting non-OPEC nations (“OPEC+”) to agree on production cuts.

	Three Months Ended
	6/30/2020	6/30/2019
Oil price - WTI (1)	$28.00	$59.92
Natural Gas price - Henry Hub (2)	$1.75	$2.52
(1) Oil price measured in dollars per barrel (rounded to the nearest dollar)
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Six Months Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
North America	417	1,071	698	1,149
International	834	1,109	954	1,069
Worldwide	1,251	2,180	1,652	2,218

During the six months ended June 30, 2020, WTI oil prices ranged from a high of $63.27 per barrel in early January to a low of negative $37.63 per barrel in mid-April. The drop to a negative per barrel price for WTI was a short term effect of a combination of forward contracts expiring, coupled with the decrease in demand and the absence of available storage capacity. For the six months ended June 30, 2020, natural gas ranged from a high of $2.20 MMBtu in mid-January to a low of $1.48 MMBtu in late-June. Factors influencing oil and natural gas prices during the period include the imbalance between supply and demand for oil created by the simultaneous impact of the COVID-19 pandemic and actions by certain OPEC+ nations, the uncertainty around the extent and timing for an economic recovery, extreme global market volatility, resulting in a precipitous decline in commodity prices, rising hydrocarbon inventory levels, decreased realized and expected levels of hydrocarbon demand, decreased level of production capacity as well as weather and geopolitical uncertainty. While OPEC+ agreed in April to cut production, downward pressure on commodity prices has continued and could continue for the foreseeable future, particularly given concerns over available storage capacity. As of June 30, 2020, the North American and International Rig Count had declined to a total of 278 and 781, respectively.

Financial Results and Overview

Successor revenues totaled $821 million in the second quarter ended June 30, 2020 and $2.0 billion in the Successor six months ended June 30, 2020, a decrease of $488 million, or 37%, and $619 million, or 23%, compared to the Predecessor revenues in Predecessor second quarter and six months ended June 30, 2019, respectively, as the unprecedented global health and economic crisis sparked by the COVID-19 pandemic negatively impacted industry activity during the second quarter as discussed in “Note 1 – General” to our Condensed Consolidated Financial Statements. Our revenue decline was predominantly driven by lower activity levels in North America and lower demand for services in the United States.

Successor consolidated operating results declined $379 million in the Successor second quarter ended June 30, 2020 and $900 million in the Successor six months ended June 30, 2020 compared to the Predecessor consolidated operating results in the Predecessor second quarter and six months ended June 30, 2019. The decline in operating results in the Successor second quarter and six months ended June 30, 2020 was primarily due to the impact of the decline in demand due to COVID-19 pandemic, long-lived impairment charges, goodwill impairment, and inventory charges, partially offset by the lower retention expenses and improvements in our organizational structure.

Successor segment operating loss was $8 million in the Successor second quarter ended June 30, 2020 and Successor segment operating income was $39 million in the Successor six months ended June 30, 2020, a decrease of $47 million and $29 million, respectively, compared to the Predecessor segment operating income in the Predecessor second quarter and six months ended June 30, 2019. The decrease was driven by the decline in demand for services related to COVID-19 pandemic, partially offset by our lower cost structure.

Significant Operating Charges

For the Successor three months ended June 30, 2020, significant charges incurred totaled $463 million and included $178 million related to long-lived asset impairments, $134 million for inventory charges, $72 million of goodwill impairment, $79 million of restructuring, severance and other charges. For the Predecessor three months ended June 30, 2019, significant charges incurred totaled $239 million and included $102 million goodwill impairment, $76 million of prepetition charges, $20 million of restructuring charges and $41 million of other asset write-downs. Included in the second quarter 2020 long-lived asset impairment charge is the correction of an immaterial error related to the impairment of certain assets in associated with our Drilling Services business in the Western Hemisphere. See “Note 6 - Long-Lived Asset Impairments” to our Condensed Consolidated Financial Statements for additional details.

For the Successor six months ended June 30, 2020, significant charges incurred totaled $1.3 billion and included $818 million related to long-lived asset impairments, $239 million of goodwill impairments, $134 million for inventory charges, and $115 million of restructuring, severance and other charges. For the Predecessor six months ended June 30, 2019, significant charges incurred totaled $535 million and included $331 million goodwill impairment, $86 million of prepetition charges, $40 million of restructuring charges and $78 million of other asset write-downs.

Results of Operations

The following table sets forth consolidated results of operations and financial information by operating segment and other selected information for the periods indicated. The Successor Period and the Predecessor Period are distinct reporting periods as a result of our emergence from bankruptcy on December 13, 2019.

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Favorable
(Dollars and shares in millions, except per share data)	6/30/2020	6/30/2019	(Unfavorable)	% Change
Revenues:
Western Hemisphere	$310	$719	$(409)	(57)%
Eastern Hemisphere	511	590	(79)	(13)%
Total Revenues	821	1,309	(488)	(37)%

Operating Income (Loss):
Western Hemisphere	(23)	11	(34)	(309)%
Eastern Hemisphere	15	28	(13)	(46)%
Total Segment Operating Income (Loss)	(8)	39	(47)	(121)%
Impairments and Other Charges	(463)	(239)	(224)	(94)%
Corporate General and Administrative	(26)	(32)	6	19%
Gain Sale of Businesses, Net	—	114	(114)	(100)%
Total Operating Loss	(497)	(118)	(379)	(321)%

Interest Expense, Net	(59)	(160)	101	63%
Reorganization Items	—	—	—	—%
Other Expense, Net	(11)	(1)	(10)	(1,000)%
Loss Before Income Taxes	(567)	(279)	(288)	(103)%
Income Tax Provision	(12)	(33)	21	64%
Net Loss	(579)	(312)	(267)	(86)%
Net Income Attributable to Noncontrolling Interests	2	4	2	50%
Net Loss Attributable to Weatherford	$(581)	$(316)	$(265)	(84)%

Net Loss per Diluted Share	$(8.30)	$(0.31)	$(7.99)	(2,577)%
Weighted Average Diluted Shares Outstanding	70	1,004	934	93%
Depreciation and Amortization	$113	$116	$3	3%

	Successor	Predecessor
	Six Months Ended	Six Months Ended
(Dollars and shares in millions, except per share data)	6/30/2020	6/30/2019	Favorable (Unfavorable)	Percentage Change
Revenues:
Western Hemisphere	$898	$1,445	$(547)	(38)%
Eastern Hemisphere	1,138	1,210	(72)	(6)%
Total Revenues	2,036	2,655	(619)	(23)%

Operating Income (Loss):
Western Hemisphere	6	20	(14)	(70)%
Eastern Hemisphere	33	48	(15)	(31)%
Total Segment Operating Income	39	68	(29)	(43)%
Impairments and Other Charges	(1,306)	(535)	(771)	(144)%
Corporate General and Administrative	(52)	(64)	12	19%
Gain on Sale of Businesses, Net	—	112	(112)	(100)%
Total Operating Loss	(1,319)	(419)	(900)	(215)%

Interest Expense, Net	(117)	(315)	198	63%
Reorganization Items	(9)	—	(9)	—%
Other Expense, Net	(36)	(10)	(26)	(260)%
Loss Before Income Taxes	(1,481)	(744)	(737)	(99)%
Income Tax Provision	(56)	(45)	(11)	(24)%
Net Loss	(1,537)	(789)	(748)	(95)%
Net Income Attributable to Noncontrolling Interests	10	8	(2)	(25)%
Net Loss Attributable to Weatherford	$(1,547)	$(797)	$(750)	(94)%

Net Loss per Diluted Share	$(22.10)	$(0.79)	$(21.31)	(2,697)%
Weighted Average Diluted Shares Outstanding	70	1,003	933	93%
Depreciation and Amortization	$270	$239	$(31)	(13)%

Segment Revenues

Western Hemisphere revenues decreased $409 million, or 57%, in the second quarter ended June 30, 2020 and $547 million, or 38%, for the six months ended June 30, 2020 compared to the second quarter and six months ended June 30, 2019 as the unprecedented global health and economic crisis sparked by the COVID-19 pandemic negatively impacted industry activity during the second quarter of 2020. The lower demand for oil and gas created by the impact of the COVID-19 pandemic, together with uncertainty around the extent and timing for an economic recovery, have caused extreme market volatility in commodity prices during the second quarter of 2020 and significant reductions to the capital spending plans of exploration and production companies. This resulted in lower activity levels in the U.S. and Canada as a result of a decline in rig related activity and exploration spending, which has reduced demand for drilling, completion and production products and services. We also experienced declines in Latin America with significant activity reductions in Argentina and Columbia due to the COVID-19 pandemic and lower demand for oil and gas.

Eastern Hemisphere revenues decreased $79 million, or 13%, in the second quarter ended June 30, 2020 and $72 million, or 6%, for the six months ended June 30, 2020 compared to the second quarter and six months ended June 30, 2019 related to a decline in activity in the Middle East, North Africa, Asia and Russia due to COVID-19 pandemic.

Segment Operating Results

Successor segment operating loss was $8 million in the second quarter ended June 30, 2020 and Successor segment operating income was $39 million for the six months ended June 30, 2020, a decrease of $47 million and $29 million, respectively, compared to the Predecessor second quarter and six months ended June 30, 2019. The result was principally driven by lower activity levels in North America and the impact of COVID-19 pandemic.

Western Hemisphere Successor segment operating loss of $23 million in the second quarter ended June 30, 2020 and Successor segment operating income of $6 million for the six months ended June 30, 2020, declined $34 million and $14 million, respectively, compared to the Predecessor second quarter and six months ended June 30, 2019. The segment income decline was impacted by lower activity levels in North America, deterioration in demand for services due to the COVID-19 pandemic and weakening demand for oil and gas.

Eastern Hemisphere Successor segment operating income of $15 million in the second quarter ended June 30, 2020 and $33 million for the six months ended June 30, 2020 was down by $13 million and $15 million, respectively, compared to the Predecessor second quarter and six months ended June 30, 2019. The segment income decline was impacted by slowing activity levels, deterioration in demand for services due to the COVID-19 pandemic and weakening demand for oil and gas, partially offset by improved margins on product sales in the Middle East, lower operational costs and reduced employee retention expenses.

Interest Expense, Net

Successor interest expense was $59 million in the second quarter ended June 30, 2020 and $117 million for six months ended June 30, 2020 compared to Predecessor interest expense of $160 million in the second quarter ended June 30, 2019 and $315 million for the six months ended June 30, 2019. The decrease in interest expense for the second quarter and six months ended June 30, 2020 is primarily due to the significant reduction in debt related to our December 13, 2019 emergence from bankruptcy proceedings. Net interest expense in the second quarter and six months ended June 30, 2019 primarily represents interest on Predecessor senior notes and credit agreements.

Other Income (Expense)

Successor other expense was $11 million in the second quarter ended June 30, 2020 and $36 million for the six months ended June 30, 2020 compared to Predecessor other expense of $1 million in the second quarter ended June 30, 2019 and $10 million for the six months ended June 30, 2019. Other expense was primarily driven by foreign currency exchange losses, letter of credit fees and other financing fees. The unfavorable change primarily relates to the weakening of foreign currencies following the COVID-19 pandemic fallout.

Income Taxes

We have determined that because small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for determining the quarterly provision for income taxes. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the Successor three and six months ended June 30, 2020, we recognized tax expense of $12 million and $56 million, respectively, on a loss before income taxes of $567 million and $1.5 billion, respectively, as compared to the Predecessor three and six months ended June 30, 2019 where we recognized tax expense of $33 million and $45 million, respectively, on a loss before income taxes of $279 million and $744 million, respectively. Tax expense for the three and six months ended June 30, 2020 and 2019 includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss. Impairments and other charges did not result in significant tax benefit in either period. Tax expense for the six months ended June 30, 2020 includes $20 million recorded in the first quarter of 2020 to recognize valuation allowance in jurisdictions where we are no longer able to forecast taxable income.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of June 30, 2020, we anticipate that it is reasonably possible that our uncertain tax positions of $210 million may decrease by up to $2 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

In response to the COVID-19 pandemic, many countries have enacted tax relief measures to provide aid and economic stimulus to companies impacted by the COVID-19 pandemic. For the second quarter and six months ended June 30, 2020, there were no material tax impacts to our financial statements as it relates to COVID-19 tax relief measures.

Restructuring, Facility Consolidation and Severance Charges

During the three and six months ended June 30, 2020, in response to the impact on our business from the COVID-19 pandemic and the significant decline in oil prices as discussed in “Note 1 – General” to our Condensed Consolidated Financial Statements, we initiated additional immediate actions and developed plans to reduce our future cost structure. As a result, during the three and six months ended June 30, 2020, we incurred restructuring and severance charges of $57 million and $83 million, respectively. Additional charges with respect to our ongoing cost reduction actions are expected to be recorded in the second half of 2020 and could result in additional charges in future periods as we execute and revise our plans.

Please see “Note 8 – Restructuring, Facility Consolidation and Severance Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in international and U.S. economic activity. The imbalance between supply and demand for oil created by the impact of the COVID-19 pandemic, together with uncertainty around the extent and timing for an economic recovery, have caused extreme market volatility in commodity prices during March 2020 and the second quarter of 2020 and significant reductions to the capital spending plans of exploration and production companies. This has resulted in weakened demand for our products and services in the second quarter of 2020, through the remainder of 2020 and, potentially, 2021, and caused significant volatility and disruption of the financial markets. This period of extreme economic disruption, low oil prices and reduced demand for our products and services has had, and is likely to continue to have, a significantly damaging impact on our business, results of operation, financial condition and our sources of liquidity. We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing beyond the ABL Credit Agreement and LC Credit Agreement.

In an effort to proactively address potential liquidity constraints, on August 4, 2020 we executed a binding commitment letter for $500 million in senior secured first lien notes, with a stated interest rate of 8.75% (“New Senior Secured Notes”) that would mature in September 2024. The commitment letter, which was originally scheduled to expire on August 14, 2020, has been extended to August 21, 2020. The extension of the binding commitment letter allows additional time for the conditions specified in the binding commitment letter to be satisfied or waived and the notes to be issued, which will improve our liquidity. See “Note 17 – Subsequent Event” to the Condensed Consolidated Financial Statements for further details.

At June 30, 2020, we had cash and cash equivalents of $680 million and restricted cash of $76 million compared to cash and cash equivalents of $618 million and restricted cash of $182 million at December 31, 2019. At June 30, 2020, we had available liquidity in excess of $770 million, which was calculated as cash and cash equivalents plus ABL Credit Agreement availability of $91 million. The following table summarizes cash flows provided by (used in) each type of activity for the six months ended June 30, 2020 and June 30, 2019:

	Successor	Predecessor
	Six Months Ended	Six Months Ended
(Dollars in millions)	6/30/2020	6/30/2019
Net Cash Provided by (Used in) Operating Activities	$61	$(478)
Net Cash Provided by (Used in) Investing Activities	(86)	223
Net Cash Provided by (Used in) Financing Activities	(12)	269

Operating Activities

Cash provided by operating activities for the Successor was $61 million for the six months ended June 30, 2020 compared to cash used in operating activities for the Predecessor of $478 million for the six months ended June 30, 2019. Cash provided by Successor operating activities for the six months ended June 30, 2020 was driven by improved collections on our accounts receivables, lower payments for working capital activities, lower retention and performance cash bonuses and was partially offset by payments for interest. Cash used in Predecessor operating activities in 2019 was driven by working capital needs, payments for interest, performance and retention bonuses, severance and other restructuring and transformation costs. In 2019, primarily in the second quarter, cash used in operating activities included payments for prepetition charges primarily for professional and other fees.

Investing Activities

Cash used in investing activities for the Successor was $86 million for the six months ended June 30, 2020 compared to cash provided by investing activities for the Predecessor of $223 million for the six months ended June 30, 2019.

During the six months ended June 30, 2020, the primary uses of cash in investing activities were (i) capital expenditures of $73 million for property, plant and equipment and (ii) cash paid of $24 million related to a deferred payment for our acquisition of the Al Shaheen joint venture. During the six months ended June 30, 2020, the sources of cash primarily included $8 million from other asset dispositions and $5 million of cash proceeds from Angolan government bonds. The amount we spend for capital expenditures varies each year and is based on the types of contracts into which we enter, our asset availability and our expectations with respect to activity levels.

During the six months ended June 30, 2019, the primary uses of cash in investing activities were (i) capital expenditures of $114 million for property, plant and equipment and the acquisition of assets held for sale and (ii) cash paid of $9 million to acquire intellectual property and other intangibles. During the six months ended June 30, 2019, the primary sources of cash were (i) proceeds from the sale of business of $301 million, primarily from the completed dispositions of our rigs business, laboratory services and surface data logging businesses and (ii) proceeds of $45 million from the disposition of other assets.

Financing Activities

Our cash used in financing activities for the Successor was $12 million for the six months ended June 30, 2020 compared to cash provided by financing activities for the Predecessor of $269 million for the six months ended June 30, 2019. For the six months ended June 30, 2020 cash used in financing activities was primarily for the repayment of debt, net of borrowings.

For the six months ended June 30, 2019, the Predecessor had short-term borrowings net of repayments of $298 million primarily from the Predecessor revolving credit agreements, and long-term debt repayments of $17 million for payments on the Predecessor term loan agreement and financed leases.

Sources of Liquidity

Our sources of available liquidity going forward include cash and cash equivalent balances, cash generated by our operations, accounts receivable factoring, dispositions, and availability under committed lines of credit. We have a senior secured asset-based revolving credit agreement in an aggregate amount of $450 million under the ABL Credit Agreement and a senior secured letter of credit agreement in an aggregate amount of $195 million under the LC Credit Agreement for issuance of bid and performance letters of credit. At June 30, 2020, we had available liquidity in excess of $770 million, which is calculated as cash and cash equivalents plus ABL Credit Agreement availability of $91 million. Our availability under the ABL Credit Agreement may be reduced as the assets underlying the borrowing base are impacted due to lower activity. primarily in North America. At June 30, 2020, we had adequate liquidity and were compliant with our financial covenants under the agreements governing our outstanding indebtedness. However, our changing operating environment has led to an inability to predict the ultimate length and depth of the adverse economic impact from the COVID-19 pandemic and uncertainty in the global oil markets on our industry and the Company continue to be significant. The decline in activity has and will continue to result in a significant decline in our accounts receivable, inventory and rental tools, particularly in North America, which comprises the most significant component of our credit facility borrowing base and will impair our ability to comply with the covenants under the ABL Credit Agreement.

Despite the actions of management, given the material decline in our business as a result of the decline in demand for oil and gas worldwide, we expect that a breach of our covenants under our ABL Credit Agreement could occur in the first half of 2021. A covenant breach would occur if our Excess Availability and our Fixed Charge Coverage Ratio (as such terms are defined in the ABL Credit Agreement) were to each fall below the minimum requirement as defined in the ABL Credit Agreement. Further, a breach of these financial covenants would constitute an event of default under our ABL Credit Agreement which if not timely cured or waived, would constitute an event of default under our LC Credit Agreement. An event of default under these agreements would result in our obligations being accelerated, including cash collateralizing our letters of credit. Such result would constrain our liquidity and we may not be able to service the interest on our debt or pay other obligations and thus, raises substantial doubt on our ability to continue as a going concern within the next 12 months. See “Note 1 – General” to our Condensed Consolidated Financial Statements for further details.

In an effort to proactively address potential liquidity constraints, on August 4, 2020 we executed a binding commitment letter for $500 million in senior secured first lien notes, with a stated interest rate of 8.75% (“New Senior Secured Notes”) that would mature in September 2024. The commitment letter, which was originally scheduled to expire on August 14, 2020, has been extended to August 21, 2020. The extension of the binding commitment letter allows additional time for the conditions specified in the binding commitment letter to be satisfied or waived and the notes to be issued, which will improve our liquidity. We cannot provide any assurances on if or when we will reach agreement on terms with our note holders or consummate any potential transactions. See “Note 1 – General” to our Condensed Consolidated Financial Statements for further details.

The energy industry continues to have negative sentiment in the market which has impacted the ability of energy sector participants to access appropriate amounts of capital and under suitable terms. This negative sentiment in the energy industry has not only impacted our customers in North America, it is also affecting the availability and the pricing for most credit lines extended to participants in the industry.

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

Cash Requirements

We anticipate our cash requirements will continue to include interest payments primarily from on our long-term debt and credit agreements, payments for capital expenditures, repayment of financed leases, payments for short-term working capital needs and costs associated with our revenue and cost improvement efforts under our restructuring plans, including severance and professional consulting payments. Our cash requirements may also include business acquisitions, awards under our employee incentive programs and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, availability under our credit agreements, accounts receivable factoring and proceeds from disposals of businesses or capital assets that no longer fit our long-term strategy. At June 30, 2020, we had adequate liquidity and were compliant with our financial covenants. However, the weak operating environment has led to the inability to predict the depth and length of the industry’s weakness. The actions taken by management to preserve liquidity and capital include the reduction of capital expenditures, consolidation of product lines to eliminate redundancy, exiting from sub-scale locations and a higher level of headcount reductions. In addition, the decline in activity has resulted in a significant decline in our accounts receivable balance, particularly in North America, which comprises the most significant component of our credit facility borrowing base, and will impair our ability to comply with the covenants under the ABL Credit Agreement. A breach of the financial covenants under our ABL Credit Agreement would constitute an event of default under our ABL Credit Agreement and if not cured or waived, would constitute an event of default under our LC Credit Agreement and our Exit Notes as described in “Note 9 – Borrowings and Other Obligations” to our Condensed Consolidated Financial Statements. An event of default under these agreements could result in the obligations under these agreements being accelerated or required to be cash collateralized. Such result would constrain our liquidity and we may not be able to service the interest on our debt or pay other obligations and thus, raises substantial doubt on our ability to continue as a going concern within the next 12 months.

In an effort to proactively address potential liquidity constraints, on August 4, 2020 we executed a binding commitment letter for $500 million in senior secured first lien notes, with a stated interest rate of 8.75% (“New Senior Secured Notes”) that would mature in September 2024. The commitment letter, which was originally scheduled to expire on August 14, 2020, has been extended to August 21, 2020. The extension of the binding commitment letter allows additional time for the conditions specified in the binding commitment letter to be satisfied or waived and the notes to be issued, which will improve our liquidity.

In light of the challenging outlook, our capital spending for 2020 is projected to be between approximately $100 - $135 million, a reduction of approximately 50% from 2019. Expenditures are expected to be used primarily to support the ongoing activities and commitments in our core business. If we are unable to generate sufficient cash flows or access other sources of liquidity described in the previous paragraph, we may need to reduce or eliminate our anticipated capital expenditures in 2020 which would further impact the business.

Cash and cash equivalents including restricted cash of $76 million primarily related to cash collateral on our letters of credit, totaled $756 million at June 30, 2020, and are held by subsidiaries outside of Ireland, our taxing jurisdiction. In addition, we had in excess of $130 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we are generally able to redeploy cash with no incremental tax.

Ratings Services’ Credit Ratings

On March 30, 2020, Moody’s Investor Services downgraded our issuer credit rating to B2 from B1, downgraded our Exit Notes to B3 from B2 and downgraded our senior secured ABL Credit Agreement in an aggregate amount of $450 million and senior secured LC Credit Agreement in an aggregate amount of $195 million (together with the ABL Credit Agreement, the “Exit Credit Agreements”) to Ba3 from Ba2, with a negative outlook. On April 2, 2020, S&P downgraded our issuer credit rating and ratings on our Exit Notes to CCC+ from B- and lowered the credit rating on our Exit Credit Agreements to B from B+, with a negative outlook. On April 15, 2020, S&P further downgraded our issuer credit rating and ratings on our Exit Notes to CCC from CCC+ and lowered the credit rating on our Exit Credit Agreements to B- from B, with a negative outlook. Our credit ratings could continue to be lowered if we announce a debt refinancing or other transaction viewed as being distressed for us.

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

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of June 30, 2020, we had $335 million of letters of credit and performance and bid bonds outstanding, consisting of $123 million of letters of credit under the ABL Credit Agreement, $129 million of letters of credit under the LC Credit Agreement and $83 million of letters of credit under various uncommitted facilities. At June 30, 2020, we had cash collateral of $72 million, included in restricted cash supporting letters of credit under our various uncommitted facilities. In Latin America we utilize surety bonds as part of our customary business practice. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called and it could have an adverse impact on our business, operations and financial condition.

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

Long-Lived Assets

As a result of the unprecedented industry conditions described in “Note 1 – General” to our Condensed Consolidated Financial Statements which we identified as impairment indicators, we completed impairment assessments of our property, plant and equipment, definite-lived intangible assets and right of use assets with the assistance of third-party valuation advisors. Based on our impairment test, we determined the carrying amount of certain long-lived assets exceeded their respective fair values. Therefore, during the three months and six months ended June 30, 2020, we recorded total long-lived asset impairments of $178 million and $818 million, respectively. The fair values of our long-lived assets were based on discounted cash flow analysis or Level 3 fair values analysis. The unobservable inputs to the income approach included the assets’ estimated future cash flows, estimates of discount rates commensurate with the assets’ risks, revenue growth rates, profitability margins, and the remaining useful life of the primary asset.

The decline and its impact on demand represent a significant change in the business climate and an indication that some of our long-lived assets may not be recoverable. Based on the impairment indicators noted we performed an analysis of our long-lived assets for the three and six months ended June 30, 2020 and recorded long-lived and other asset impairment charges to adjust to fair value. See “Note 6 - Long-Lived Asset Impairments” to our Condensed Consolidated Financial Statements for additional information regarding the long-lived assets impairment.

Our estimates of fair value are sensitive to the aforementioned inputs to the valuation approach. Some of the inputs, such as forecasts of revenue and earnings growth, are subject to change given their uncertainty. Other inputs, such as the discount rate used in the income approach, are subject to change as they are outside of our control.

Management cannot predict the occurrence of future impairment-triggering events, so we continue to assess whether indicators of impairment to long-lived assets exist due to the current business conditions in the oilfield services industry. Given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot estimate the period of time that these events will persist or the full extent of the impact on our business. If, in addition to other factors, market conditions deteriorate further than we anticipate, we may record further impairments related to the carrying amount of our property, plant and equipment, definite-lived intangible assets and right of use assets.

Goodwill

We identified lower exploration and production capital spending during the quarter that resulted in lower drilling activity and forecasted activity as impairment indicators and performed an interim goodwill impairment test as of the first quarter ended March 31, 2020 and the second quarter ended June 30, 2020. We determined the unprecedented industry conditions described in “Note 1 – General” to our Condensed Consolidated Financial Statements are triggering events in our qualitative goodwill assessment that required us to review the recoverability of our long-lived assets as discussed in “Note 6 - Long-Lived Asset Impairments” to our Condensed Consolidated Financial Statements and perform an interim quantitative goodwill assessment as of March 31, 2020 and June 30, 2020. Our quantitative goodwill impairment assessment is based on discounted cash flow analysis and a multiples-based market approach for comparable companies in our industry. The analysis includes significant judgments, including estimated future cash flows, estimates of discount rates, revenue growth rates, profitability margins and capital expenditures. Goodwill impairment occurs when the carrying amount of a reporting unit exceeds the fair value. Based upon our goodwill impairment assessment, in the second quarter of 2020 we recognized a goodwill impairment of $72 million on our Russia Reporting unit in addition to the goodwill impairment recognized in the first quarter of 2020 of $167 million for our Middle East & North Africa (“MENA”) and Russia reporting units. The total goodwill impairment for the six months ended June 30, 2020 was $239 million. These impairments recognized reduced the carrying value of our goodwill in our MENA reporting unit by $127 million and our Russia reporting unit by $112 million, which are both part of our Eastern Hemisphere segment.

Refer also to “Note 7 – Goodwill and Intangible Assets” to our Condensed Consolidated Financial Statements.

Inventory Reserves

Inventory represents a significant component of current assets and is stated at the lower of cost or net realizable value using either the first-in, first-out (“FIFO”) or average cost method. To maintain a book value that is the lower of cost or net realizable value, we maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we review inventory quantities on hand, future product demand, market conditions, production requirements and technological obsolescence. This review requires us to make judgments regarding potential future outcomes. During the second quarter of 2020, we recognized inventory charges, primarily excess and obsolete charges, of $134 million due to the decline in oil and gas commodity demand, the downturn in the oil and gas industry and the impact of COVID-19 pandemic. The near-term utilization of certain inventory has been deemed to be commercially unviable or technologically obsolete considering current and anticipated future demand. We believe that our reserves are adequate to properly value excess, slow-moving and obsolete inventory under current conditions.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Furthermore, from time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of these risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under “Part II – Other Information – Item 1A. – Risk Factors” and the following:

•the price and price volatility of oil, natural gas and natural gas liquids;
•the impact of the COVID-19 pandemic and other global public health threats and pandemics, such as influenza and other highly communicable viruses or diseases;
•the COVID-19 pandemic, the related public health measures implemented by governments worldwide and the precipitous decline in oil prices during 2020, including the duration and severity of the outbreak, the duration of the price decline and the extent of disruptions to our operations
•member-country quota compliance within the OPEC;
•our ability to realize expected revenues and profitability levels from current and future contracts;
•our ability to generate cash flow from operations to fund our operations;
•the outcome of any discussions with our lenders and bondholders regarding the terms of our financing transaction;
•our failure to satisfy the obligations with respect to our indebtedness, which could result in an event of default that raises substantial doubt about our ability to continue as a going concern;
•global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, weak local economic conditions and international currency fluctuations;
•increases in the prices and lack of availability of our procured products and services;
•our ability to timely collect from customers;
•our ability to realize cost savings and business enhancements from our revenue and cost improvement efforts;
•our ability to attract, motivate and retain employees, including key personnel;
•changes to senior management and Board of Directors resulting from voting at the annual general shareholder meeting;
•our ability to manage our workforce, supply chain and business processes, information technology systems and technological innovation and commercialization, including the impact of our organization restructure, business enhancements, improvement efforts and the cost and support reduction plans;
•potential non-cash asset impairment charges for long-lived assets, intangible assets or other assets;
•adverse weather conditions in certain regions of our operations; and
•failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Other Information – Item 7A. – Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the decrease in the fair value of our debt as discussed in “Note 9 – Borrowings and Other Obligations” to our Condensed Consolidated Financial Statements, our exposure to market risk has not changed materially since December 31, 2019.

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

In connection with the performance of its long-lived asset impairment assessment for the three months ended June 30, 2020, the Company identified an error in its March 31, 2020 long-lived assets impairment assessment. The error related to the proper determination of net book value by long-lived asset group. See “Note 6 –Long-Lived Asset Impairments” to our Condensed Consolidated Financial Statements for further information. Specifically, control activities were not designed and maintained over the review of the net book values by long-lived asset group by hemisphere used in the impairment assessment. Our management, under the supervision of our CEO and CFO, has identified a material weakness in internal control over financial reporting related to this matter. As a result, the CEO and CFO have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form-10-Q were not effective. Management took immediate actions to address the material weakness described above, including the implementation of controls to ensure the proper and timely completion of the review and approval of net book value by hemisphere and product line.

Other than the material weakness described above, there were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 11 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2019 Annual Report, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. As of June 30, 2020, there have been no material changes in our assessment of our risk factors from those set forth in our 2019 Annual Report and our first quarter Form 10-Q filed on May 11, 2020, except as noted below. To the extent any inconsistency or conflict exists between the information included in the below risk factors and the information presented in the risk factors included in the 2019 Annual Report or our first quarter Form 10-Q filed on May 11, 2020, the risk factors below update and supersede such information.

We have experienced significant changes with respect to our executive team and the members of our board of directors, and our business could be adversely affected by these and other changes in our senior management team.

We experienced significant changes to our executive team and among the members of our board of directors during the second and third quarter of 2020, including the departure of our former Chief Executive Officer, former Chief Financial Officer and former General Counsel. We also had three members of our board of directors who were not re-elected at our annual general meeting of shareholders. As a result of these changes, our remaining management team and members of our board of directors have been required to take on increased responsibilities, which could divert attention from key business areas. If we continue to experience similar changes in the future, we may experience distractions or disruptions to our business.

Management transitions are often difficult and inherently cause some loss of institutional knowledge, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these changes and the time and attention from the board of directors and our senior management team needed to fill any future vacant roles could disrupt our business. The uncertainty caused by management changes could result in increased employee turnover and harm to our business and customer relationships, growth, financial condition, results of operations and cash flows.

Further, we cannot guarantee that we will not face similar changes in the future. We select our senior management based in part on their specialized knowledge of our business and industry, and any further changes could negatively affect our business, customer relationships, growth, financial conditions, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
3.1	Amended and Restated Memorandum and Articles of Association of Weatherford International public limited company.	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
*10.1	Weatherford International Plc Amended and Restated 2019 Equity Incentive Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2020	File No. 1-36504
*10.2	Executive Non-Equity Incentive Compensation Plan (as Amended and Restated)	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 15, 2020	File No. 1-36504
*10.3	Form of Christian A. Garcia Award Agreement	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 15, 2020	File No. 1-36504
*10.4	Weatherford International plc 2020 Long-Term Cash Incentive Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 24, 2020	File No. 1-36504
*10.5	Award Agreement (Weatherford International plc 2020 Long-Term Cash Incentive Plan)	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 24, 2020	File No. 1-36504
†*10.6	Letter Agreement with Karl Blanchard dated June 10, 2020		File No. 1-36504
†*^10.7	Form of Amendment to Change in Control Agreement		File No. 1-36504
†31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
^	The Company has replaced its prior Exhibit 10.7 originally filed with the Company’s Current Report on Form 8-K filed on December 18, 2019 with the revised Exhibit 10.7 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	August 14, 2020	By:	/s/ Karl Blanchard
Karl Blanchard
Interim Chief Executive Officer, Executive Vice President, Principal Financial Officer and Chief Operating Officer

Date:	August 14, 2020	By:	/s/ Stuart Fraser
Stuart Fraser
Vice President and
Chief Accounting Officer