Form 10-Q
period 2020-09-30
Weatherford International plc
filed 2020-11-04
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of October 21, 2020, there were 70,017,356 Weatherford ordinary shares, $0.001 par value per share, outstanding.
______________
(1) On April 17, 2020, the New York Stock Exchange (the “NYSE”) filed a Form 25 (the “Form 25”) with the Securities and Exchange Commission. In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the de-registration of our ordinary shares under Section 12(b) of the Exchange Act became effective on July 16, 2020.

Weatherford International public limited company
Form 10-Q for the Third Quarter and Nine Months Ended September 30, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
(Dollars and shares in millions,	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
except per share amounts)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Revenues:
Products	$322	$467	$1,081	$1,461
Services	485	847	1,762	2,508
Total Revenues	807	1,314	2,843	3,969
Costs and Expenses:
Cost of Products	290	408	935	1,343
Cost of Services	341	599	1,218	1,765
Research and Development	21	35	77	107
Selling, General and Administrative	180	232	651	710
Long-lived Asset Impairments	—	—	818	20
Goodwill Impairment	—	399	239	730
Inventory Charges	—	—	134	—
Restructuring, Facility and Severance	31	53	114	93
Other Operating Charges	16	42	48	100
Prepetition Charges	—	—	—	86
Gain on Operational Assets Sale	(12)	(15)	(12)	(15)
(Gain) Loss on Sale of Businesses, Net	—	8	—	(104)
Total Costs and Expenses	867	1,761	4,222	4,835
Operating Loss	(60)	(447)	(1,379)	(866)
Interest Expense, Net (Unrecognized Contractual Interest Expense was $133 million for three and nine months ended September 30, 2019)	(79)	(26)	(196)	(341)
Reorganization Items	—	(303)	(9)	(303)
Other Expense, Net	(20)	(8)	(56)	(18)
Loss Before Income Taxes	(159)	(784)	(1,640)	(1,528)
Income Tax Provision	(8)	(31)	(64)	(76)
Net Loss	(167)	(815)	(1,704)	(1,604)
Net Income Attributable to Noncontrolling Interests	7	6	17	14
Net Loss Attributable to Weatherford	$(174)	$(821)	$(1,721)	$(1,618)

Basic & Diluted Loss per Share	$(2.48)	$(0.82)	$(24.58)	$(1.61)
Basic & Diluted Weighted Average Shares Outstanding	70	1,004	70	1,004
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in millions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net Loss	$(167)	$(815)	$(1,704)	$(1,604)
Foreign Currency Translation Adjustments	(6)	(28)	(72)	35
Interest Rate Derivative Loss	—	8	—	8
Other Comprehensive Income (Loss)	(6)	(20)	(72)	43
Comprehensive Loss	(173)	(835)	(1,776)	(1,561)
Comprehensive Income Attributable to Noncontrolling Interests	7	6	17	14
Comprehensive Loss Attributable to Weatherford	$(180)	$(841)	$(1,793)	$(1,575)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except par value)	9/30/2020	12/31/2019
	(Unaudited)
Assets:
Cash and Cash Equivalents	$1,121	$618
Restricted Cash	172	182
Accounts Receivable, Net of Allowance for Credit Losses of $31 at September 30, 2020 and $0 at December 31, 2019	835	1,241
Inventories, Net	811	972
Other Current Assets	354	440
Total Current Assets	3,293	3,453
Property, Plant and Equipment, Net of Accumulated Depreciation of $284 at September 30, 2020 and $25 at December 31, 2019	1,304	2,122
Goodwill	—	239
Intangible Assets, Net of Accumulated Amortization of $133 at September 30, 2020 and $9 at December 31, 2019	841	1,114
Operating Lease Right-of-Use Assets	147	256
Other Non-Current Assets	79	109
Total Assets	$5,664	$7,293

Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	14	13
Accounts Payable	332	585
Accrued Salaries and Benefits	287	270
Income Taxes Payable	197	205
Current Portion of Operating Lease Liabilities	70	79
Other Current Liabilities	516	520
Total Current Liabilities	1,416	1,672
Long-term Debt	2,602	2,151
Operating Lease Liabilities	183	213
Other Non-Current Liabilities	340	341
Total Liabilities	$4,541	$4,377
Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 70 shares at September 30, 2020 and December 31, 2019	$—	$—
Capital in Excess of Par Value	2,897	2,897
Retained Deficit	(1,747)	(26)
Accumulated Other Comprehensive Income (Loss)	(63)	9
Weatherford Shareholders’ Equity	1,087	2,880
Noncontrolling Interests	36	36
Total Shareholders’ Equity	1,123	2,916
Total Liabilities and Shareholders’ Equity	$5,664	$7,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
(Dollars in millions)	9/30/2020	9/30/2019
Cash Flows From Operating Activities:
Net Loss	$(1,704)	$(1,604)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	387	357
Goodwill Impairment	239	730
Impairments and Other Charges	1,114	213
Reorganization Items (Non-Cash)	—	134
Reorganization Items (Debtor in Possession Financing and Backstop Agreement)	—	110
Gain on Sale Businesses, Net	—	(104)
Change in Assets and Liabilities:
Accounts Receivable	358	(147)
Inventories	(4)	(152)
Accounts Payable	(248)	(105)
Other Operating Activities	46	(111)
Net Cash Provided by (Used in) Operating Activities	188	(679)
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(100)	(177)
Proceeds from Disposition of Assets	13	80
Payments of Deferred Consideration on the Acquisition of Equity Investment	(24)	—
Acquisition of Intangible Assets	(4)	(12)
Proceeds from Disposition of Businesses, Net	1	319
Proceeds from Bond Maturities	25	—
Net Cash Provided by (Used in) Investing Activities	(89)	210
Cash Flows From Financing Activities:
Borrowings of Long-term Debt	457	—
Repayments of Long-term Debt	(7)	(317)
Repayments of Short-term Debt, Net	(22)	(25)
Borrowings (Repayments) of Debtor in Possession Credit Agreement, Net	—	1,386
Debtor in Possession Financing Fees and Payments on Backstop Agreement	—	(110)
Other Financing Activities	(28)	(17)
Net Cash Provided by Financing Activities	400	917
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(6)	—
Net Increase in Cash, Cash Equivalents and Restricted Cash	493	448
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	800	602
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,293	$1,050
Supplemental Cash Flow Information:
Interest Paid	$114	$248
Income Taxes Paid, Net of Refunds	$60	$65

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from our estimates.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly state the results of operations, financial position and cash flows of Weatherford and its subsidiaries for the periods presented and are not necessarily indicative of the results that may be expected for a full year. Our financial statements have been prepared on a consolidated basis. Under this basis, our financial statements consolidate all wholly owned subsidiaries and controlled joint ventures. All intercompany accounts and transactions have been eliminated.

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2019 Annual Report for the discussion on our significant accounting policies. Certain reclassifications of the financial statements and accompanying footnotes for the three and nine months ended September 30, 2019 have been made to conform to the presentation for the three and nine months ended September 30, 2020.

As described in “Note 1 – Summary of Significant Accounting Policies”, “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings”, and “Note 3 – Fresh Start Accounting” of our Consolidated Financial Statements from our 2019 Annual Report, we filed voluntary petitions for bankruptcy on July 1, 2019, then emerged from bankruptcy on December 13, 2019 and adopted fresh-start accounting upon emergence. References to “Predecessor” herein relate to the Condensed Consolidated Statements of Operations of the Company prior to the emergence from bankruptcy on December 13, 2019. References to “Successor” herein relate to the Condensed Consolidated Balance Sheets of the reorganized Company as of September 30, 2020 and December 31, 2019 and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 (“Successor Period”) and are not comparable to the Condensed Consolidated Financial Statements of the Predecessor Periods for the three and nine months ended September 30, 2019 (“Predecessor Period”), as indicated by the “black line” division in the financials and footnote tables, which emphasizes the lack of comparability between amounts presented. Our financial results for future periods will be different from historical trends and the differences may be material.

2.  Accounts Receivable Factoring

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in millions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Accounts Receivable Sold	$11	$37	$34	$199
Cash Proceeds from Sale of Accounts Receivable	$10	$34	$30	$186

3.  Inventories, Net

Inventories, net of reserves of $106 million and $0 as of September 30, 2020 and December 31, 2019, respectively by category were as follows:

(Dollars in millions)	9/30/2020	12/31/2019
Finished Goods	$683	$830
Work in Process and Raw Materials, Components and Supplies	128	142
	$811	$972

During the second quarter of 2020, we recognized inventory charges and write-downs of $134 million primarily for excess and obsolete inventory as a result of the decline in oil and gas commodity demand, the downturn in the oil and gas industry and the impact of COVID-19 pandemic. These inventory charges are included in “Inventory Charges” on the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.

4.  Acquisitions and Divestitures

Acquisitions

We did not have any acquisitions of businesses in the three and nine months ended September 30, 2020 or 2019. We paid $12 million in March 2020 and an additional $12 million in April 2020 as final settlement of the deferred consideration associated with our acquisition of the remaining 50% equity interest in our Qatari joint venture, which took place in the first quarter of 2018.

Divestitures

We did not have any significant dispositions of businesses in the three and nine months ended September 30, 2020. In the second quarter of 2019 we completed the sale of our reservoir solutions and our surface data logging businesses for an aggregate sale price of $256 million and recognized a net gain of approximately $117 million and divested a carrying amount of $95 million in net assets.

In the first quarter of 2019, we received the remaining gross proceeds of $72 million to complete the final closings pursuant to the purchase and sale agreements entered into with ADES International Holding Ltd. in July of 2018 to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia for an aggregate purchase price of $288 million. The loss on the sale of land drilling rigs operations recognized in the first quarter of 2019 was $6 million and the divested carrying amount of net assets was $66 million.

5.  Long-lived Asset Impairments

We did not recognize any long-lived asset impairments in the third quarter ended September 30, 2020.

The unprecedented global economic and industry conditions resulting from the decline in demand and impact from the COVID-19 pandemic were identified as impairment indicators. As a result, we performed interim impairment assessments as of March 31, 2020, and as of June 30, 2020, of our property, plant and equipment, definite-lived intangible assets, goodwill and right of use assets with the assistance of third-party valuation advisors. Based on our impairment test, we determined the carrying amount of certain long-lived assets exceeded their respective fair values and recognized $818 million of long-lived asset impairments in “Long-lived Asset Impairments” on the accompanying Condensed Consolidated Statements of Operations during the nine months ended September 30, 2020.

The fair values of our long-lived assets were determined using discounted cash flow or Level 3 fair value analyses. The unobservable inputs to the income approach included the estimated discounted future cash flows by asset group, specifically the forecasted revenue, forecasted operating margins, and discount rate assumptions used to determine the fair value of certain asset groups.

The table below details the Successor long-lived asset impairments by asset and segment recognized for the nine months ended September 30, 2020.

	Nine Months Ended September 30, 2020
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Property, Plant and Equipment	$316	$255	$571
Intangible Assets	44	115	159
Right of Use Assets	56	32	88
Total Impairment Charges	$416	$402	$818

We recognized no Predecessor long-lived asset impairments in the third quarter of 2019 and $20 million of Predecessor long-lived asset impairments for the nine months ended September 30, 2019. The impairments in 2019 were related to our Western Hemisphere segment totaling $13 million and Eastern Hemisphere totaling $7 million.

6.  Goodwill and Intangible Assets

Goodwill

The impairment indicators discussed in “Note 5 - Long-Lived Asset Impairments” triggered interim quantitative goodwill assessments as of March 31, 2020 and June 30, 2020. Our quantitative goodwill impairment assessments were based on a discounted cash flow analysis and a multiples-based market approach for comparable companies in our industry, a Level 3 fair value analysis. The analysis included significant judgments, including estimated future cash flows by reporting unit, specifically forecasted revenue, forecasted operating margins, discount rates and forecasted capital expenditures used to determine the fair value of the reporting units. As a result, we fully impaired our goodwill in the Russia and Middle East & North Africa (“MENA”) reporting units as of the second quarter ended June 30, 2020.

The changes in the carrying amount of goodwill by reporting segment for the nine months ended September 30, 2020, are presented in the following table.

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2019	$—	$239	$239
Impairment	—	(239)	(239)
Balance at September 30, 2020	$—	$—	$—

For the three and nine months ended September 30, 2019, the Predecessor goodwill impairment tests indicated that goodwill was impaired and as a result the Predecessor incurred a charge of $399 million and $730 million, respectively. The Predecessor impairment indicators were a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and forecasted growth in the North America, Asia and MENA reporting units.

Intangible Assets

The components of definite-lived intangible assets, net of accumulated amortization, were as follows:

(Dollars in millions)	9/30/2020	12/31/2019
Developed and Acquired Technology	$478	$721
Trade Names	363	393
Totals	$841	$1,114

We did not recognize any impairment of intangible assets in the Successor three months ended September 30, 2020. For the Successor nine months ended September 30, 2020, based on our impairment tests in the first and second quarters of 2020, we recognized impairments of $159 million of our developed and acquired technology.

Amortization expense was $38 million and $124 million for the Successor three and nine months ended September 30, 2020, respectively, and $17 million and $49 million for the Predecessor three and nine months ended September 30, 2019 and is reported in Selling, General and Administrative on our Condensed Consolidated Statements of Operations. As of September 30, 2020, accumulated amortization was $101 million for Developed and Acquired Technology and $32 million for Trade Names.

7. Restructuring, Facility Consolidation and Severance Charges

During the Successor three and nine months ended September 30, 2020, in response to the impact on our business from the COVID-19 pandemic and the significant decline in demand, we initiated additional immediate actions and developed plans to reduce our future cost structure. As a result, during the Successor three and nine months ended September 30, 2020, we incurred restructuring and severance charges of $31 million and $114 million, respectively in “Restructuring, Facility and Severance” on the accompanying Condensed Consolidated Statements of Operations. Additional charges with respect to our ongoing cost reduction actions are expected to be recorded through the remainder of 2020 and could result in additional charges in future periods as we execute and revise our plans.

The following table presents restructuring and severance charges for the Successor Period and Predecessor Period.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in millions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Severance Charges	$31	$7	$109	$10
Facility Consolidation and Other Charges	—	40	5	69
Asset Related Charges (non-cash)	—	6	—	14
Total Restructuring and Severance Charges	$31	$53	$114	$93

The following table presents total restructuring and severance charges by reporting segment and Corporate for the Successor Period and Predecessor Period.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in millions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Western Hemisphere	$17	$21	$58	$36
Eastern Hemisphere	12	4	29	11
Corporate	2	28	27	46
	$31	$53	$114	$93

The following table presents total restructuring and severance accrual activity charges, payments and other changes for the Successor Period ended September 30, 2020.

(Dollars in millions)	Accrued Balance at December 31, 2019	Charges	Cash Payments	Other	Accrued Balance at September 30, 2020
Restructuring and Severance Reserve	$66	$114	$(109)	$(15)	$56

8.  Borrowings and Other Obligations

(Dollars in millions)	9/30/2020	12/31/2019
Finance Lease Current Portion	$9	$10
Other Short-term Financing Arrangements	5	3
Short-term Borrowings	$14	$13

11.00% Exit Notes due 2024	$2,098	$2,097
8.75% Senior Secured Notes due 2024	456	—
Finance Lease Long-term Portion	48	54
Long-term Debt	$2,602	$2,151

Credit Agreements

ABL Credit Agreement

On December 13, 2019, we entered into a senior secured asset-based lending agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent. On August 28, 2020, we issued $500 million of 8.75% Senior Secured Notes due 2024 (“Senior Secured Notes”) and terminated the ABL Credit Agreement, resulting in the alleviation of our substantial doubt to continue as a going concern that was previously reported as of June 30, 2020. At the time of termination, there were no loan amounts outstanding under the ABL Credit Agreement, and all outstanding letters of credit thereunder were either cash collateralized or transferred to issuing banks under the senior secured letter of credit agreement (“LC Credit Agreement”), described below. Upon termination of the ABL Credit Agreement, we recorded $15 million of unamortized deferred debt issuance costs in “Interest Expense, Net” on our Condensed Consolidated Financial Statements.

LC Credit Agreement

On December 13, 2019, we entered into the LC Credit Agreement in an aggregate amount of $195 million maturing on June 13, 2024 with the lenders party thereto and Deutsche Bank Trust Company Americas as administrative agent. On August 28, 2020, we amended the LC Credit Agreement to, among other things, increase the aggregate commitments to $215 million, modify the maturity date to May 29, 2024 and reduce the minimum liquidity covenant from $200 million to $175 million. The LC Credit Agreement is used for the issuance of bid and performance letters of credit of the Company and certain of its subsidiaries. At September 30, 2020, we had approximately $168 million in outstanding letters of credit under the LC Credit Agreement and availability of $47 million. We incurred $6 million of issuance costs in obtaining the amendment, increasing our unamortized costs to $12 million. These issuance costs will be recognized over the term of the agreement in “Other Expense, Net” on our Condensed Consolidated Financial Statements.

As of September 30, 2020, we had $346 million of letters of credit outstanding, consisting of the $168 million mentioned above under the LC Credit Agreement and another $178 million under various uncommitted facilities (of which there was $170 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

The applicable terms, interest rates and fees for borrowings under the LC Credit Agreement are the same as those presented in “Note 13 – Short-Term Borrowings and other Debt Obligations” in our 2019 Annual Report.

Long-term Debt

On December 13, 2019, we issued unsecured 11% senior notes maturing December 1, 2024 (“Exit Notes”) for an aggregate principal amount of $2.1 billion. Interest on the Exit Notes accrues at the rate of 11% per annum and is payable semiannually in arrears on June 1 and December 1. The first interest payment was made on June 1, 2020.

On August 28, 2020, Weatherford International Ltd., as issuer, Weatherford International plc and Weatherford International, LLC, as guarantors, and the other subsidiary guarantors party thereto, entered into an indenture with Wilmington Trust, National Association, as trustee and collateral agent, and issued the Senior Secured Notes in an aggregate principal amount of $500 million. Interest on the Senior Secured Notes accrues at the rate of 8.75% per annum and is payable semiannually in arrears on March 1 and September 1, commencing on March 1, 2021. Proceeds from the issuance were reduced by a purchase commitment discount of $25 million and a commitment fee of $15 million. These debt issuance costs along with legal and other direct costs are presented as a contra-liability of the carrying amount of the debt liability and will be recognized using the effective interest rate method over the term of the debt in “Interest Expense, Net” on our Condensed Consolidated Financial Statements.

The Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by the Company’s material domestic subsidiaries, certain material foreign subsidiaries, and in the future by other subsidiaries that guarantee its obligations under the LC Credit Agreement or other material indebtedness. The Senior Secured Notes are secured by substantially all of the assets of the Company and the guarantors (on an effectively first-priority basis with respect to the priority collateral for the Senior Secured Notes, and on an effectively second-priority basis with respect to the priority collateral for the LC Credit Agreement, in each case, subject to permitted liens).

The indentures governing the Exit Notes and Senior Secured Notes contain covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to: incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; sell stock of our subsidiaries; transfer or sell assets; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. In addition, the Senior Secured Notes require maintaining at least $175 million of minimum liquidity as defined in the Senior Secured Notes indenture agreement.

As of September 30, 2020, we were in compliance with the covenants of the aforementioned indentures and the LC Credit Agreement.

Fair Value of Short and Long-term Borrowings

The carrying value of our short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued and will be less than the carrying value when the market rate is greater than the interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets. The table below presents the fair value and carrying value of the Exit and Senior Secured Notes.

(Dollars in millions)	9/30/2020	12/31/2019
11.00% Exit Notes due 2024	$1,269	$2,252
8.75% Senior Secured Notes due 2024	511	—
Fair Value	$1,780	$2,252

Carrying Value	$2,554	$2,097

The total fair value of our debt decreased significantly primarily due to the negative impact the COVID-19 pandemic had on our business and industry, which increased the credit spreads of our debt.

9.  Fair Value of Financial Instruments

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

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and held-to-maturity investments. The estimated fair value of these financial instruments approximates their carrying values as reflected in our Condensed Consolidated Financial Statements. The fair value of our short-term and long-term borrowings are discussed in “Note 8 – Borrowings and Other Obligations.”

As of September 30, 2020 and December 31, 2019, we had $25 million and $50 million, respectively, of held-to-maturity Angolan government bonds. During the nine months ended September 30, 2020, we received proceeds of $25 million from the maturity of a portion of our Angolan government bonds. The carrying value of these bonds approximated their fair value as of September 30, 2020 and December 31, 2019, respectively.

10. Disputes, Litigation and Legal Contingencies

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 were $43 million and $44 million, respectively.

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

Environmental Contingencies

We have obligations and expect to incur capital, operating and maintenance, and remediation expenditures, as a result of compliance with environmental laws and regulations. Among those obligations, are the current requirements imposed by the Texas Commission on Environmental Quality (“TCEQ”) at the former Universal Compression facility in Midland, Texas. At this location we are performing a TCEQ-approved Remedial Action Plan (“RAP”) to address contaminated ground water. The performance of the RAP and related expenses are scheduled to be performed over a ten to twenty-year period and may cost as much as $6 million. We continuously monitor and strive to maintain compliance with changes in laws and regulations that impact our business.

11.  Shareholders’ Equity (Deficiency)

The following summarizes our shareholders’ equity (deficiency) activity for the three and nine months ended September 30, 2020 and 2019.

(Dollars in Millions)	Par Value of Issued Shares	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity (Deficiency)
Balance at December 31, 2019 (Successor)	$—	$2,897	$(26)	$9	$36	$2,916
Net Income (Loss)	—	—	(966)	—	8	(958)
Other Comprehensive Loss	—	—	—	(95)	—	(95)
Balance at March 31, 2020 (Successor)	$—	$2,897	$(992)	$(86)	$44	$1,863
Net Income (Loss)	—	—	(581)	—	2	(579)
Other Comprehensive Loss	—	—	—	29	—	29
Dividends to Noncontrolling Interests	—	—	—	—	(8)	(8)
Balance at June 30, 2020 (Successor)	$—	$2,897	$(1,573)	$(57)	$38	$1,305
Net Income (Loss)	—	—	(174)	—	7	(167)
Other Comprehensive Loss	—	—	—	(6)	—	(6)
Dividends to Noncontrolling Interests	—	—	—	—	(9)	(9)
Balance at September 30, 2020 (Successor)	$—	$2,897	$(1,747)	$(63)	$36	$1,123

Balance at December 31, 2018 (Predecessor)	$1	$6,711	$(8,671)	$(1,746)	$39	$(3,666)
Net Income (Loss)	—	—	(481)	—	4	(477)
Other Comprehensive Income	—	—	—	33	—	33
Dividends to Noncontrolling Interests	—	—	—	—	(5)	(5)
Awards Granted, Vested and Exercised	—	8	—	—	—	8
Other	—	—	—	—	1	1
Balance at March 31, 2019 (Predecessor)	1	6,719	(9,152)	(1,713)	39	(4,106)
Net Income (Loss)	—	—	(316)	—	4	(312)
Other Comprehensive Income	—	—	—	30	—	30
Dividends to Noncontrolling Interests	—	—	—	—	(6)	(6)
Awards Granted, Vested and Exercised	—	5	—	—	—	5
Balance at June 30, 2019 (Predecessor)	$1	$6,724	$(9,468)	$(1,683)	$37	$(4,389)
Net Income (Loss)	—	—	(821)	—	6	(815)
Other Comprehensive Income	—	—	—	(20)	—	(20)
Dividends to Noncontrolling Interests	—	—	—	—	(5)	(5)
Awards Granted, Vested and Exercised	—	5	—	—	—	5
Balance at September 30, 2019 (Predecessor)	$1	$6,729	$(10,289)	$(1,703)	$38	$(5,224)

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2020 for the Successor and nine months ended September 30, 2019 for the Predecessor:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2019 (Successor)	$7	$2	$—	$9
Other Comprehensive Loss	$(72)	$—	$—	$(72)
Balance at September 30, 2020 (Successor)	$(65)	$2	$—	$(63)

Balance at December 31, 2018 (Predecessor)	$(1,724)	$(14)	$(8)	$(1,746)
Other Comprehensive Income	35	—	—	35
Reclassifications	—	—	8	8
Net activity	35	—	8	43
Balance at September 30, 2019 (Predecessor)	$(1,689)	$(14)	$—	$(1,703)

12.  Loss per Share

Basic earnings (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares.

The following table presents our basic and diluted weighted average shares outstanding and loss per share for the three and nine months ended September 30, 2020 and 2019:

	Successor	Predecessor	Successor	Predecessor
(Dollars and shares in millions,	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
except per share amounts)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net Loss Attributable to Weatherford	$(174)	$(821)	$(1,721)	$(1,618)
Basic and Diluted weighted average shares outstanding	70	1,004	70	1,004
Basic and Diluted Loss Per Share Attributable to Weatherford	$(2.48)	$(0.82)	$(24.58)	$(1.61)
Our basic and diluted weighted average shares outstanding for the Successor Period and Predecessor Period are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for both the three and nine months ended September 30, 2020 exclude 8 million potential ordinary shares, and the three and nine months ended September 30, 2019 exclude 163 million and 208 million potential ordinary shares, respectively, for restricted share units, performance units, exchangeable senior notes and warrants outstanding as we had net losses for those periods and their inclusion would be anti-dilutive.

13. Revenues

Revenue by Product Line and Geographic Region

Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. During the second quarter of 2020, in order to support the streamlining and realignment of the business, we combined our prior reported four product lines into two product lines, and all prior periods have been retrospectively recast to conform to this new presentation. Our two primary product lines are as follows: (1) Production and Completions and (2) Drilling, Evaluation and Intervention. Our new combined Production and Completion product line was previously reported as two separate product lines. Our new Drilling, Evaluation and Intervention product line was previously reported as two separate product lines of Drilling and Evaluation and Well Construction. The unmanned equipment that we lease to customers as operating leases consists primarily of drilling rental tools (in the Drilling, Evaluation and Intervention product line) and artificial lift pumping equipment (in the Production and Completions product line). These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. Equipment rental revenues recognized under Accounting Standards Update No. 2016-02, Leases (Topic 842) were $30 million and $119 million for the three and nine months Successor Periods ended September 30, 2020, respectively, and $64 million and $226 million for the three and nine months Predecessor Periods ended September 30, 2019, respectively.

The following tables disaggregate our product and service revenues by major product line and geographic region for the three and nine months ended September 30, 2020 and 2019.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in millions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Product Line Revenue by Hemisphere:
Production and Completions	$170	$348	$632	$1,098
Drilling, Evaluation and Intervention	146	327	582	1,022
Western Hemisphere	$316	$675	$1,214	$2,120

Production and Completions	$241	$265	$783	$792
Drilling, Evaluation and Intervention	250	374	846	1,057
Eastern Hemisphere	$491	$639	$1,629	$1,849

Total Revenue	$807	$1,314	$2,843	$3,969

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in millions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Revenue by Geographic Areas:
North America	$175	$383	$688	$1,259
Latin America	141	292	526	861
Western Hemisphere	$316	$675	$1,214	$2,120

Middle East & North Africa and Asia	$319	$377	$1,063	$1,129
Europe/Sub-Sahara Africa/Russia	172	262	566	720
Eastern Hemisphere	$491	$639	$1,629	$1,849

Total Revenues	$807	$1,314	$2,843	$3,969

The following table provides information about receivables for product and services included in “Accounts Receivable, Net,” “Contrast Assets” and “Contract Liabilities” at September 30, 2020 and December 31, 2019.

(Dollars in millions)	9/30/2020	12/31/2019
Receivables for Product and Services in Accounts Receivable, Net	$793	$1,156
Receivables for Equipment Rentals in Account Receivable, Net	$42	$85
Contract Assets	$1	$3
Contract Liabilities	$29	$12

Revenue recognized for the nine months ended September 30, 2020 that were included in the contract liabilities balance at the beginning of 2020 was $8 million.

In the following table, estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of September 30, 2020 primarily relate to subsea services and an artificial lift contract.

(Dollars in millions)	2020	2021	2022	2023	Thereafter	Total
Service Revenue	$35	$34	$34	$34	$80	$217

14. Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2019 Annual Report.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in millions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Revenue:
Western Hemisphere	$316	$675	$1,214	$2,120
Eastern Hemisphere	491	639	1,629	$1,849
Total Revenue	$807	$1,314	$2,843	$3,969
Operating Income (Loss):
Western Hemisphere	$(2)	15	$4	$35
Eastern Hemisphere	5	56	38	104
Total Segment Operating Income	3	71	42	139
Corporate	(28)	(31)	(80)	(95)
Impairments and Other Charges (a) (b)	(47)	(494)	(1,353)	(1,029)
Gain on Operational Assets Sale	12	15	12	15
Gain (Loss) on Sale of Businesses, Net (c)	—	(8)	—	104
Total Operating Loss	$(60)	$(447)	$(1,379)	$(866)
Interest Expense, Net	(79)	(26)	(196)	(341)
Reorganization Items	—	(303)	(9)	(303)
Other Expense, Net	(20)	(8)	(56)	(18)
Loss Before Income Taxes	$(159)	$(784)	$(1,640)	$(1,528)
(a)In the Successor three months ended September 30, 2020, primarily includes restructuring and other charges. In the Successor nine months ended September 30, 2020, primarily includes the impairment of goodwill, property, plant and equipment, intangibles and right of use assets, inventory excess and obsolete charges, and restructuring and other charges. See “Note 3 – Inventories, Net”, “Note 5 - Long-Lived Asset Impairments”, “Note 6 – Goodwill and Intangible Assets”, and “Note 7 – Restructuring, Facility Consolidation and Severance Charges” for additional information.
(b)In the Predecessor three months ended September 30, 2019, primarily includes goodwill impairment, and restructuring and other charges. In the Predecessor nine months ended September 30, 2019, primarily includes goodwill impairment, restructuring and other charges, and prepetition charges for professional and other fees related to the Predecessor bankruptcy cases. See “Note 5 - Long-Lived Asset Impairments”, “Note 6 – Goodwill and Intangible Assets”, and “Note 7 – Restructuring, Facility Consolidation and Severance Charges” for additional information.
(c)Primarily includes the gain on sale of our reservoir solutions business in the Predecessor second quarter of 2019.

The following table presents total assets by segment at for each period presented:

(Dollars in millions)	9/30/2020	12/31/2019
Western Hemisphere	$1,694	$2,514
Eastern Hemisphere	3,264	4,392
Corporate	706	387
Total	$5,664	$7,293

15. Income Taxes

We use the discrete method to determine our quarterly tax provision because small changes in estimated ordinary annual income result in significant changes in our estimated annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.

For the Successor three and nine months ended September 30, 2020, we recognized tax expense of $8 million and $64 million, respectively, on a loss before income taxes of $159 million and $1.6 billion, respectively, as compared to the Predecessor three and nine months ended September 30, 2019 where we recognized tax expense of $31 million and $76 million, respectively, on a loss before income taxes of $784 million and $1.5 billion, respectively. Tax expense for the three and nine months ended September 30, 2020 and 2019 includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss. Impairments and other charges did not result in significant tax benefit in either period. Tax expense for the Successor nine months ended September 30, 2020 includes $20 million recorded in the first quarter of 2020 to recognize valuation allowance in jurisdictions where we are no longer able to forecast taxable income and a subsequent $11 million release to derecognize such valuation allowance in the current quarter where this was no longer applicable.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of September 30, 2020, we anticipate that it is reasonably possible that our uncertain tax positions of $214 million may decrease by up to $2 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

In response to the COVID-19 pandemic, many countries have enacted tax relief measures to provide aid and economic stimulus to companies impacted by the COVID-19 pandemic. For the Successor third quarter and nine months ended September 30, 2020, there were no material tax impacts to our financial statements as it relates to COVID-19 tax relief measures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Weatherford,” the “Company,” “we,” “us” and “our” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, please review the section entitled “Forward-Looking Statements” and the section entitled “Part II – Other Information – Item 1A. – Risk Factors.” As described in “Note 1 – General” references to “Successor” herein relate to the Condensed Consolidated Balance Sheets of the reorganized Company as of September 30, 2020 and December 31, 2019 and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 (“Successor Period”) and are not comparable to the Condensed Consolidated Financial Statements of the Predecessor Periods for the three and nine months ended September 30, 2019 (“Predecessor Period”), as indicated by the “black line” division in the financials and footnote tables, which emphasizes the lack of comparability between amounts presented.

Overview

General

We conduct operations in approximately 80 countries and have service and sales locations in oil and natural gas producing regions globally. Our operational performance is reviewed on a geographic basis, and we report the Western Hemisphere and Eastern Hemisphere as separate, distinct reporting segments.

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both onshore and offshore. During the second quarter of 2020, in order to support the streamlining and realignment of the business, we combined our prior reported four product lines into two product lines. Our two primary product lines are as follows: (1) Production and Completions and (2) Drilling, Evaluation and Intervention. Our new combined Production and Completion product line was previously reported as two separate product lines. Our new Drilling, Evaluation and Intervention product line was previously reported as two separate product lines of Drilling and Evaluation and Well Construction.

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

Outlook

The COVID-19 pandemic, customer activity shutdowns, travel constraints and access restrictions to customer work locations continue to cause significant uncertainty for the global economy, resulting in the continued significant decline in the global demand for oil and gas. This continues to cause an imbalance in the supply and demand for oil and gas. The impacts of the COVID-19 pandemic together with uncertainty around the extent and timing for an economic recovery, have caused extreme market volatility of commodity prices and resulted in significant reductions to the capital spending of exploration and production companies and lowering expectations of oil and gas related spending throughout the remainder of 2020 and beyond. This has resulted in significant corresponding uncertainty for the trajectory of the oil and gas industry and the Company. In addition, we expect the risk of a reinstatement of COVID-19 related restrictions or lockdowns to remain high, which creates further uncertainty in the global economic outlook and impact on oil and gas markets.

The Company continues to closely monitor the global impacts surrounding the COVID-19 pandemic, including operational and manufacturing disruptions, logistical constraints and travel restrictions. These factors have negatively impacted our ability to operate and we expect these negative impacts to continue. We have experienced and expect to continue to experience delays or a lack of availability of key components from our suppliers, shipping and other logistical delays and disruptions, customer restrictions that prevent access to their sites, community measures to contain the spread of the virus, and changes to Weatherford’s policies that have both restricted and changed the way our employees work. We expect most, if not all, of these disruptions and constraints to have lasting effects on how we and our customers and suppliers work in the future.

We continuously improve crew rotations and management practices to minimize our employees’ exposure to COVID-19 while at client facilities. In addition, our identification and management of COVID-19 cases continues to improve with advanced testing and response procedures. Faced with these challenges, we have evolved our digital portfolio and enhanced our applications to offer fully integrated digital oilfield solutions. We have increased our offerings of automated well construction and remote monitoring and predictive analytics related to our production offerings.

Revenue in the Successor third quarter of 2020 declined 39% compared to the Predecessor third quarter of 2019 and declined 28% year over year due to lower business activity resulting from the factors described above. Demand for our products and services has weakened and we continue to expect lower than normal demand for our products and services through the remainder of 2020 and into 2021. As a result, our financial outlook for the remainder of the year continues to be materially and negatively impacted. We continue to anticipate significant constraints on our ability to generate and grow our revenues, profits and cash flows. We anticipate a multi-year dislocation across the industry, particularly in North America, Europe, Latin America and Sub Saharan Africa.

We have implemented a number of aggressive actions to right-size our business to address current market conditions, including:

•Temporary pay reductions of 20% for management and to our Board of Directors’ annual cash retainer;
•Total headcount reductions across North American and International operations, as well as the global support structure consistent with the decline in business activity;
•Furloughs and pay reductions for remaining employees in the United States and selected international locations;
•Reducing planned capital expenditures by approximately 50% in 2020 versus 2019 levels; and
•Further consolidating geographic and product line structures to better align with market conditions.

Many of the cost reduction initiatives listed above, like temporary pay reductions and headcount reductions, have been extended through the fourth quarter of 2020. At September 30, 2020, we had sufficient liquidity to operate our business. However, our rapidly changing operating environment has led to an inability to predict the ultimate length and depth of the adverse economic impact from the COVID-19 pandemic and the uncertainty in the global oil markets. The impact on our Company has been, and is expected to continue to be, significant.

Exchange Listing

The delisting of our ordinary shares from the New York Stock Exchange (“NYSE”) became effective on April 27, 2020. Our ordinary shares were deregistered under Section 12(b) of the Exchange Act on July 16, 2020. We continue to evaluate listing options and intend to list on the NYSE or National Association of Securities Dealers Automated Quotations (“NASDAQ”) when our Board of Directors determines market conditions are appropriate. The Company intends to continue filing periodic reports with the Securities and Exchange Commission (“SEC”) on a voluntary basis. We continue to trade on the OTC Pink Marketplace under the ticker symbol “WFTLF”.

Opportunities and Challenges

As production decline rates persist and reservoir productivity complexities increase, our customers continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency, which in turn puts pressure on us to deliver our products and services at competitive rates. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will depend heavily on pricing, volume of work, and our ability to offer solutions to more efficiently extract oil and gas, control costs, and penetrate new and existing markets with our newly developed technologies. Over the long-term, we expect the world’s demand for energy will rise from current levels requiring increased oil field services and more advanced technology from the oilfield service industry. We remain focused on delivering innovative and cost-efficient solutions for customers to assist them in achieving their operational, safety and environmental objectives.

Our challenges also include adverse market conditions that could make our targeted cost reduction benefits more difficult to obtain and the ability to recruit and retain employees problematic. The imbalance between supply and demand for oil created by the simultaneous impact of the COVID-19 pandemic, together with uncertainty around the extent and timing for an economic recovery, have caused extreme market volatility and resulted in a decline in commodity prices since the beginning of 2020 and resulted in significant reductions to the capital spending plans of exploration and production companies. In addition, continued negative sentiment for the energy industry in the capital markets has impacted, and may continue to impact, demand for our products and services, as our customers, particularly those in North America, have experienced and likely will continue to experience challenges securing appropriate amounts of capital under suitable terms to finance their operations. The cyclicality of the energy industry and the COVID-19 pandemic continues to impact the demand for our products and services, such as our drilling and evaluation services, well construction and well completion services, which strongly depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on the number of wells and the type of production systems used. We are following our long-term strategy aimed at achieving profitability in our businesses, servicing our customers, right-sizing our business and creating value for our stakeholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including the ongoing and prolonged industry downturn, our ability to respond to industry demands and periods of over-supply or uncertain oil prices, and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

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

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”) and Henry Hub natural gas during the three and nine months ended September 30, 2020 and 2019. Commodity prices decreased during 2020 following the dual impact of the COVID-19 pandemic and the inability of Organization of Petroleum Exporting Countries (“OPEC”) and other high oil exporting non-OPEC nations (“OPEC+”) to agree on production cuts.

	Three Months Ended		Nine Months Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Oil price - WTI (1)	$40.91	$56.47	$38.24	$57.10
Natural Gas price - Henry Hub (2)	$2.00	$2.33	$1.87	$2.56
(1) Oil price measured in dollars per barrel (rounded to the nearest dollar)
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Company rig count information were as follows:

	Three Months Ended		Nine Months Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
North America	301	1,052	566	1,117
International	731	1,144	879	1,094
Worldwide	1,032	2,196	1,445	2,211

As of September 30, 2020, the North American and International Rig Count totaled 332 and 702, respectively.

Factors influencing oil and natural gas prices during the period include the imbalance between supply and demand for oil created by the simultaneous impact of the COVID-19 pandemic and actions by certain OPEC+ nations, the uncertainty around the extent and timing for an economic recovery and global market volatility. These factors contributed to the resulting precipitous decline in commodity prices, rising oil and gas inventory levels, decreased realized and expected levels of oil and gas demand, decreased level of production capacity and geopolitical uncertainty. While OPEC+ agreed in April to cut production, downward pressure on commodity prices has continued and could continue for the foreseeable future, particularly given concerns over available storage capacity.

Financial Results and Overview

Successor revenues totaled $807 million in the third quarter ended September 30, 2020 and $2.8 billion in the Successor nine months ended September 30, 2020. This is a decrease of $507 million, or 39%, and $1.1 billion, or 28%, compared to the Predecessor revenues in the third quarter and nine months ended September 30, 2019, respectively, as the unprecedented global health and economic crisis sparked by the COVID-19 pandemic continued to negatively impact industry activity during the third quarter ended September 30, 2020. Our revenue decline was predominantly driven by lower activity levels in North America and lower demand for services in the United States, but was also impacted by declines in activity internationally, primarily in Latin America, Middle East, North Africa and Russia.

Successor consolidated operating results improved $387 million in the Successor third quarter ended September 30, 2020 and decreased $513 million in the Successor nine months ended September 30, 2020 compared to the Predecessor consolidated operating results in the third quarter and nine months ended September 30, 2019. The improved operating results in the Successor third quarter ended September 30, 2020 primarily reflects lower impairment charges, lower retention expenses and improvements in our organizational structure, partially offset by the decline in demand due to the COVID-19 pandemic. Included in the Successor and Predecessor third quarter is a gain on sale of operational assets. The decline in operating results for the nine months ended September 30, 2020 primarily reflects the decline in demand due to COVID-19 pandemic, long-lived asset impairment charges, goodwill impairment, and inventory charges, partially offset by the lower retention expenses and improvements in our organizational structure.

Successor segment operating income was $3 million in the third quarter ended September 30, 2020 and $42 million in the nine months ended September 30, 2020, a decrease of $68 million and $97 million, respectively, compared to the Predecessor segment operating income in the third quarter and nine months ended September 30, 2019. The decrease was driven by the decline in demand for services related to COVID-19 pandemic, partially offset by our lower cost structure.

Significant Operating Charges

For the Successor three months ended September 30, 2020, significant charges incurred totaled $47 million of restructuring, severance and other operating charges. For the Predecessor three months ended September 30, 2019, significant charges incurred totaled $494 million and included $399 million goodwill impairment, $53 million of restructuring charges and $42 million of other operating charges.

For the Successor nine months ended September 30, 2020, significant charges incurred totaled $1.35 billion and included $818 million related to long-lived asset impairments, $239 million of goodwill impairments, $134 million for inventory charges, and $162 million of restructuring, severance and other charges. For the Predecessor nine months ended September 30, 2019, significant charges incurred totaled $1.03 billion and included $730 million goodwill impairment, $86 million of prepetition charges, $93 million of restructuring charges and $120 million of other operating charges.

Results of Operations

The following table sets forth consolidated results of operations and financial information by operating segment and other selected information for the periods indicated. The Successor Period and the Predecessor Period are distinct reporting periods as a result of our emergence from bankruptcy on December 13, 2019.

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Favorable
(Dollars and shares in millions, except per share data)	9/30/2020	9/30/2019	(Unfavorable)	% Change
Revenues:
Western Hemisphere	$316	$675	$(359)	(53)%
Eastern Hemisphere	491	639	(148)	(23)%
Total Revenues	807	1,314	(507)	(39)%
Operating Income (Loss):
Western Hemisphere	(2)	15	(17)	(113)%
Eastern Hemisphere	5	56	(51)	(91)%
Total Segment Operating Income (Loss)	3	71	(68)	(96)%
Corporate General and Administrative	(28)	(31)	3	10%
Impairments and Other Charges	(47)	(494)	447	90%
Gain on Operational Assets Sale	12	15	(3)	(20)%
Loss Sale of Businesses, Net	—	(8)	8	100%
Total Operating Loss	(60)	(447)	387	87%
Interest Expense, Net	(79)	(26)	(53)	(204)%
Reorganization Items	—	(303)	303	100%
Other Expense, Net	(20)	(8)	(12)	(150)%
Loss Before Income Taxes	(159)	(784)	625	80%
Income Tax Provision	(8)	(31)	23	74%
Net Loss	(167)	(815)	648	80%

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
(Dollars and shares in millions, except per share data)	9/30/2020	9/30/2019	Favorable (Unfavorable)	Percentage Change
Revenues:
Western Hemisphere	$1,214	$2,120	$(906)	(43)%
Eastern Hemisphere	1,629	1,849	(220)	(12)%
Total Revenues	2,843	3,969	(1,126)	(28)%
Operating Income (Loss):
Western Hemisphere	4	35	(31)	(89)%
Eastern Hemisphere	38	104	(66)	(63)%
Total Segment Operating Income	42	139	(97)	(70)%
Corporate General and Administrative	(80)	(95)	15	16%
Impairments and Other Charges	(1,353)	(1,029)	(324)	(31)%
Gain on Operational Assets Sale	12	15	(3)	(20)%
Gain on Sale of Businesses, Net	—	104	(104)	(100)%
Total Operating Loss	(1,379)	(866)	(513)	(59)%
Interest Expense, Net	(196)	(341)	145	43%
Reorganization Items	(9)	(303)	294	97%
Other Expense, Net	(56)	(18)	(38)	(211)%
Loss Before Income Taxes	(1,640)	(1,528)	(112)	(7)%
Income Tax Provision	(64)	(76)	12	16%
Net Loss	(1,704)	(1,604)	(100)	(6)%

Segment Revenues

Western Hemisphere revenues decreased $359 million, or 53%, in the Successor third quarter ended September 30, 2020 and $906 million, or 43%, for the Successor nine months ended September 30, 2020 compared to the Predecessor third quarter and nine months ended September 30, 2019 as the unprecedented global health and economic crisis sparked by the COVID-19 pandemic negatively impacted industry activity. The lower demand for oil and gas created by the impact of the COVID-19 pandemic, together with uncertainty around the extent and timing for an economic recovery, have caused significant reductions to the capital spending plans of exploration and production companies. This resulted in lower activity levels in the U.S. and Canada as a result of a decline in rig related activity and exploration spending, which has reduced demand for drilling, completion and production products and services. We also experienced declines in Latin America with significant activity reductions in Argentina and Columbia due to the COVID-19 pandemic and lower demand for oil and gas.

Eastern Hemisphere revenues decreased $148 million, or 23%, in the Successor third quarter ended September 30, 2020 and $220 million, or 12%, for the Successor nine months ended September 30, 2020 compared to the Predecessor third quarter and nine months ended September 30, 2019 related to a decline in activity in the Middle East, North Africa, Asia and Russia due to COVID-19 pandemic.

Segment Operating Results

Successor segment operating income was $3 million in the third quarter ended September 30, 2020 and Successor segment operating income was $42 million for the nine months ended September 30, 2020, a decrease of $68 million and $97 million, respectively, compared to the Predecessor third quarter and nine months ended September 30, 2019. The result was principally driven by the impact of the COVID-19 pandemic resulting in lower activity levels in North America as well as third quarter declines in activity internationally, primarily in Latin America, Middle East, North Africa and Russia.

Western Hemisphere Successor segment operating loss of $2 million in the third quarter ended September 30, 2020 and Successor segment operating income of $4 million for the nine months ended September 30, 2020, declined $17 million and $31 million, respectively, compared to the Predecessor third quarter and nine months ended September 30, 2019. The segment income decline was impacted by lower activity levels in North America, Argentina and Colombia, the deterioration in demand for services due to the COVID-19 pandemic and weakening demand for oil and gas.

Eastern Hemisphere Successor segment operating income of $5 million in the third quarter ended September 30, 2020 and $38 million for the nine months ended September 30, 2020 was down by $51 million and $66 million, respectively, compared to the Predecessor third quarter and nine months ended September 30, 2019. The segment income decline was impacted by slowing activity levels, deterioration in demand for services due to the COVID-19 pandemic and weakening demand for oil and gas, partially offset by improved margins on product sales in the Middle East, lower operational costs and reduced employee retention expenses.

Interest Expense, Net

Successor interest expense was $79 million in the third quarter ended September 30, 2020 and $196 million for nine months ended September 30, 2020. The Successor interest expense represents interest on our 11.0% Exit Notes due 2024 (“Exit Notes”) and our 8.75% Senior Secured Notes due 2024 (“Senior Secured Notes”) as well as the write-off of unamortized deferred issuance costs of $15 million associated with the termination of our senior secured lending agreement (“ABL Credit Agreement”). See “Note 8 – Borrowings and Other Obligations” to the Condensed Consolidated Financial Statements for further details on the refinancing.

Predecessor interest expense was $26 million in the third quarter ended September 30, 2019 and $341 million for the nine months ended September 30, 2019. Predecessor interest expense in the third quarter of 2019 is primarily related to the interest on our Debtor-in-Possession Credit Agreement (“DIP Credit Agreement”). In the third quarter of 2019 the Predecessor had unrecognized contractual interest of $133 million (no longer accrued interest) on its unsecured senior notes and the unpaid balance was classified as liabilities subject to compromise. In addition, the Predecessor discontinued the amortization of deferred financing and debt discounts as the unamortized balances were removed in the Predecessor third quarter and recorded as “Reorganization Items” on the Condensed Consolidated Statements of Operations.

Predecessor interest expense in the nine months ended September 30, 2019 primarily represented interest on Predecessor DIP Credit Agreement in the third quarter of 2019 and interest on the Predecessor senior notes and credit agreements for the first half of 2019.

Reorganization Items

Predecessor expenses, gains and losses that are realized or incurred as of or subsequent to its petition date and as a direct result of the bankruptcy cases are recorded under “Reorganization Items” on our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, Predecessor “Reorganization Items” were $303 million and comprised of $134 million of expense related to the write-off of deferred financing and debt discounts on liabilities subject to compromise that was previously being amortized over the life of the Predecessor senior notes, $81 million of backstop commitment fees, $56 million of debtor-in-possession financing fees, and $32 million of professional fees.

Other Income (Expense)

Successor other expense was $20 million in the third quarter ended September 30, 2020 and $56 million for the nine months ended September 30, 2020 compared to Predecessor other expense of $8 million in the third quarter ended September 30, 2019 and $18 million for the nine months ended September 30, 2019. Other expense was primarily driven by foreign currency exchange losses of $13 million in the third quarter of 2020 and $38 million for the nine months ended September 30, 2020 related to currency losses in countries with no or limited markets to hedge. The unfavorable change primarily relates to the weakening of foreign currencies following the onset of COVID-19 pandemic. Other expense also includes letter of credit fees and other financing fees.

Income Taxes

We have determined that because small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, the use of a discrete effective tax rate is appropriate for determining the quarterly provision for income taxes. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the Successor three and nine months ended September 30, 2020, we recognized tax expense of $8 million and $64 million, respectively, on a loss before income taxes of $159 million and $1.6 billion, respectively, as compared to the Predecessor three and nine months ended September 30, 2019 where we recognized tax expense of $31 million and $76 million, respectively, on a loss before income taxes of $784 million and $1.5 billion, respectively. Tax expense for the three and nine months ended September 30, 2020 and 2019 includes withholding taxes, minimum taxes and deemed profit taxes that do not directly correlate to ordinary income or loss. Impairments and other charges did not result in significant tax benefit in either period. Tax expense for the Successor nine months ended September 30, 2020 includes $20 million recorded in the first quarter of 2020 to recognize valuation allowance in jurisdictions where we are no longer able to forecast taxable income and a subsequent $11 million release to derecognize such valuation allowance in the current quarter where this was no longer applicable.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of September 30, 2020, we anticipate that it is reasonably possible that our uncertain tax positions of $214 million may decrease by up to $2 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

In response to the COVID-19 pandemic, many countries have enacted tax relief measures to provide aid and economic stimulus to companies impacted by the COVID-19 pandemic. For the third quarter and nine months ended September 30, 2020, there were no material tax impacts to our financial statements as it relates to COVID-19 tax relief measures.

Restructuring, Facility Consolidation and Severance Charges

During the Successor three and nine months ended September 30, 2020, in response to the impact on our business from the COVID-19 pandemic and the significant decline in demand, we initiated additional immediate actions and developed plans to reduce our future cost structure as discussed previously under the “Outlook” subheading in “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result, during the Successor three and nine months ended September 30, 2020, we incurred restructuring and severance charges of $31 million and $114 million, respectively. Additional charges with respect to our ongoing cost reduction actions are expected to be recorded through the remainder of 2020 and could result in additional charges in future periods as we execute and revise our plans.

Please see “Note 7 – Restructuring, Facility Consolidation and Severance Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

On August 28, 2020, we completed a series of financing transactions that meaningfully enhanced our liquidity, including issuing $500 million of Senior Secured Notes, terminating our ABL Credit Agreement, and amending and increasing the size of our senior secured letter of credit agreement (the “LC Credit Agreement”) to $215 million. The proceeds from our Senior Secured Notes, combined with the termination of our ABL Credit Agreement and the covenants under the ABL Credit Agreement, resulted in the alleviation of our substantial doubt to continue as a going concern that was previously reported at June 30, 2020. See “Note 8 – Borrowings and Other Obligations” to the Condensed Consolidated Financial Statements for further details.

The effects of the COVID-19 pandemic have resulted in a significant and continued reduction in international and U.S. economic activity. The imbalance between supply and demand for oil created by the impact of the COVID-19 pandemic, together with uncertainty around the extent and timing for an economic recovery, have caused significant reductions to the capital spending plans of exploration and production companies. This has resulted in weakened demand for our products and services throughout 2020, and caused significant volatility and disruption of the financial markets. This period of extreme economic disruption, low oil prices and reduced demand for our products and services has had, and is likely to continue to have, a significantly negative impact on our business, results of operation and financial condition.

At September 30, 2020, we had total cash and cash equivalents and restricted cash of $1.3 billion of which $172 million was restricted cash, compared to total cash and cash equivalents and restricted cash of $800 million of which $182 million was restricted cash at December 31, 2019. At September 30, 2020, we had available liquidity of $842 million as defined in our amended LC Credit Agreement and Senior Secured Notes. The following table summarizes cash flows provided by (used in) each type of activity for the nine months ended September 30, 2020 and September 30, 2019:

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
(Dollars in millions)	9/30/2020	9/30/2019
Net Cash Provided by (Used in) Operating Activities	$188	$(679)
Net Cash Provided by (Used in) Investing Activities	(89)	210
Net Cash Provided by Financing Activities	400	917

Operating Activities

Cash provided by operating activities for the Successor was $188 million for the nine months ended September 30, 2020 compared to cash used in operating activities for the Predecessor of $679 million for the nine months ended September 30, 2019. Cash provided by Successor operating activities for the nine months ended September 30, 2020 was driven by improved collections on our accounts receivables, lower payments for working capital activities, lower retention and performance cash bonuses and was partially offset by payments for interest. Cash used in Predecessor operating activities for the nine months ended September 30, 2019 was driven by working capital needs, payments for interest, performance and retention bonuses, severance and other restructuring and transformation costs. In the Predecessor nine months ended September 30, 2019, cash used in operating activities included payments for prepetition and “Reorganization Items” charges primarily for professional and other fees.

Investing Activities

Cash used in investing activities for the Successor was $89 million for the nine months ended September 30, 2020 compared to cash provided by investing activities for the Predecessor of $210 million for the nine months ended September 30, 2019.

During the Successor nine months ended September 30, 2020, the primary uses of cash in investing activities were (i) capital expenditures of $100 million for property, plant and equipment and (ii) cash paid of $24 million related to a deferred payment for our 2018 acquisition of our Qatari joint venture. During the Successor nine months ended September 30, 2020, the primary sources of cash from investing activities included $13 million from other asset dispositions and $25 million of cash proceeds from Angolan government bonds. The amount we spend for capital expenditures varies each year and is based on the types of contracts into which we enter, our asset availability and our expectations with respect to activity levels.

During the Predecessor nine months ended September 30, 2019, the primary uses of cash in investing activities were (i) capital expenditures of $177 million for property, plant and equipment and the acquisition of assets held for sale and (ii) cash paid of $12 million to acquire intellectual property and other intangibles. During the Predecessor nine months ended September 30, 2019, the primary sources of cash from investing activities were (i) proceeds from the sale of business of $319 million, primarily from the completed dispositions of our land drilling rigs operations, reservoir solutions and surface data logging businesses and (ii) proceeds of $80 million from the disposition of other assets.

Financing Activities

Our cash provided by financing activities was $400 million for the Successor nine months ended September 30, 2020 compared to cash provided by financing activities for the Predecessor of $917 million for the nine months ended September 30, 2019. For the Successor nine months ended September 30, 2020 we received net proceeds of $457 million from the issuance of our Senior Secured Notes and used cash of $57 million for the repayment of debt and other financing activities.

For the nine months ended September 30, 2019, the Predecessor had borrowings of $1.4 billion under the DIP Credit Agreement, short-term borrowings net of repayments of $25 million primarily from the Predecessor revolving credit agreements, and long-term debt repayments of $317 million for payments on the Predecessor term loan agreement and financed leases. In addition, the Predecessor paid $110 million in DIP financing fees and on the backstop agreement pursuant to the plan of reorganization.

The proceeds of the borrowings under the DIP Credit Agreement were used to repay certain prepetition indebtedness, cash collateralized certain obligations with respect to letters of credit and similar instruments and finance the working capital needs and general corporate purposes of the Predecessor.

Sources of Liquidity

Our sources of available liquidity going forward include cash generated by our operations, cash and cash equivalent balances, accounts receivable factoring, dispositions, and availability under our LC Credit Agreement. We have an aggregate commitments of $215 million under the LC Credit Agreement for issuance of letters of credit. At September 30, 2020, we had approximately $168 million in outstanding letters of credit under the LC Credit Agreement and availability of $47 million. At September 30, 2020, we had available liquidity of $842 million as defined in our LC Credit Agreement and Senior Secured Notes. At September 30, 2020, we had sufficient liquidity to operate our business.

We historically have accessed banks for short-term loans and have accessed the capital markets with debt and equity offerings. However, the energy industry continues to have negative sentiment in the market which has impacted the ability of energy sector participants to access appropriate amounts of capital and under suitable terms. Although we may have access to capital markets, it may not be on terms that are commercially acceptable to the Company. From time to time we may enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Customer Receivables

In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets as well as unsettled political conditions. Given the nature and significance of the COVID-19 pandemic and disruption in the oil and gas industry, we could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies.

Cash Requirements

We anticipate our cash requirements will continue to include interest payments primarily on our long-term debt and credit agreements, payments for capital expenditures, repayment of financed leases, payments for short-term working capital needs and costs associated with our revenue and cost improvement efforts under our restructuring plans, including severance payments. Our cash requirements may also include business acquisitions, awards under our employee incentive programs and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, accounts receivable factoring and proceeds from disposals of businesses or capital assets that no longer fit our long-term strategy. However, the weak operating environment has led to the inability to predict the depth and length of the adverse economic impact on the industry. The actions taken by management to preserve liquidity and capital include the reduction of capital expenditures, consolidation of product lines to eliminate redundancy, exiting from sub-scale operations and a higher level of headcount reductions.

In light of the challenging outlook, our capital spending for 2020 is projected to be between approximately $100 - $150 million, a reduction of approximately 50% from 2019. Expenditures are expected to be used primarily to support the ongoing activities and commitments in our core business. If we are unable to generate sufficient cash flows or access other sources of liquidity described in the previous paragraph, we may need to further reduce or eliminate our anticipated capital expenditures in the fourth quarter of 2020 which would further impact the business.

Cash and cash equivalents (including restricted cash of $172 million primarily related to cash collateral on our letters of credit) totaled $1.3 billion at September 30, 2020, and are held by subsidiaries outside of Ireland, our taxing jurisdiction. We have in excess of $130 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we are generally able to redeploy cash with no incremental tax.

Ratings Services’ Credit Ratings

As of September 30, 2020, our Moody’s Investor Services credit rating on the newly issued Senior Secured Notes and our senior secured LC Credit Agreement was Ba3, with a negative outlook. Our Exit Notes have a credit rating of B3 with a negative outlook. At September 30, 2020, our S&P credit rating on our Senior Secured Notes and our LC Agreement was B-, with a negative outlook. The credit rating on our Exit Notes was CCC with a negative outlook.

While we may continue to have access to credit markets, our non-investment grade status, restrictions under our Exit Notes, Senior Secured Notes and LC agreement, and the industry downturn could limit our ability to raise capital, refinance our existing debt, or could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest of our borrowings. Suppliers and financial institutions may lower or eliminate the level of credit provided through payment or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which could decrease our ability to repay debt balances, negatively affect our cash flow and impact our access to the inventory and services needed to operate our business.

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

Letters of Credit and Surety Bonds

As of September 30, 2020, we had $346 million of letters of credit outstanding, consisting of $168 million under the LC Credit Agreement and $178 million under various uncommitted facilities (of which there was $170 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). On August 28, 2020, we terminated our ABL Credit Agreement and all letters of credit outstanding under the ABL Credit Agreement were either cash collateralized or transferred to issuing banks under the LC Agreement.

In Latin America we utilize surety bonds as part of our customary business practice. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Condensed Consolidated Financial Statements. We prepare these financial statements in conformity with U.S. GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2019 Annual Report and our second quarter Form 10-Q filed on August 14, 2020.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. We undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under “Part II – Other Information – Item 1A. – Risk Factors”, sets forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

•risks associated with disease outbreaks and other public health issues, including COVID-19, their impact on the global economy and the business of our company, customers, suppliers and other partners, changes in, and the administration of, treaties, laws, and regulations, including in response to such issues and the potential for such issues to exacerbate other risks we face, including those related to the factors listed or referenced below;
•the price and price volatility of, and demand for, oil, natural gas and natural gas liquids;
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
•changes to senior management;
•our ability to access to capital markets on terms that are commercially acceptable to the Company;
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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and the Securities Act of 1933 (as amended, the “Securities Act”). For additional information regarding risks and uncertainties, see our other filings with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished with the SEC are made available free of charge on our web site www.weatherford.com under “Investor Relations” as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Other Information – Item 7A. – Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the decrease in the fair value of our debt as discussed in “Note 8 – Borrowings and Other Obligations” to our Condensed Consolidated Financial Statements, our exposure to market risk has not changed materially since December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

During the period ended September 30, 2020, management enhanced existing controls by designing and implementing new controls to remediate the material weakness in internal controls disclosed in our Form 10-Q as of June 30, 2020 over the review of the net book values by long-lived asset group and reporting segment used in the long-lived assets impairment assessment. However, during the three months ended September 30, 2020, there were not a sufficient number of instances of the operation of these controls to conclude that the material weakness in internal control was remediated. Consequently, our CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were not effective.

Other than the controls implemented to remediate the material weakness described above, there were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 10 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2019 Annual Report, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. As of September 30, 2020, there have been no material changes in our assessment of our risk factors from those set forth in our second quarter Form 10-Q filed on August 14, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 30, 2020, the Board of Directors of the Company approved the Weatherford International plc Second Amended and Restated 2019 Equity Incentive Plan, which, among other things, increases the number of shares available for issuance to 8,600,000, revises the applicable definition of “change in control” to exclude certain restructuring events and remove a liquidation or dissolution as a trigger, and conforms the plan to the Company’s recently revised Compensation Clawback Policy

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
3.1	Amended and Restated Memorandum and Articles of Association of Weatherford International public limited company.	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.1	Indenture, dated August 28, 2020, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
4.2	Form of Senior Secured Note (included in Exhibit 4.1).	Exhibit 4.2 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
10.1
Amendment No. 1 to LC Credit Agreement and Amendment No. 1 to U.S. Security Agreement, dated August 28, 2020, by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, the other guarantors of the LC Credit Agreement, Deutsche Bank Trust Company Americas and the lenders under the LC Credit Agreement.
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
10.2
LC Credit Agreement, dated December 13, 2019 (as amended by Amendment No. 1, dated August 28, 2020), by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, Deutsche Bank Trust Company Americas and the lenders party thereto from time to time (included in Exhibit 10.1).
		Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 28, 2020 (included in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2020)	File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
10.3
Intercreditor Agreement, dated August 28, 2020, by and among Deutsche Bank Trust Company Americas, Wilmington Trust, National Association, BTA Institutional Services Australia Limited, Weatherford International plc and the grantors party there to from time to time.
		Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
†*10.4	Offer Letter to H. Keith Jennings dated August 6, 2020.		File No. 1-36504
†*10.5	Offer Letter to Girish K. Saligram dated September 9, 2020.		File No. 1-36504
†*10.6	Weatherford International plc Second Amended and Restated 2019 Equity Incentive Plan.		File No. 1-36504
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	November 4, 2020	By:	/s/ H. Keith Jennings
H. Keith Jennings
Executive Vice President and
Chief Financial Officer

Date:	November 4, 2020	By:	/s/ Stuart Fraser
Stuart Fraser
Vice President and
Chief Accounting Officer