Form 10-K
period 2020-12-31
Weatherford International plc
filed 2021-02-19
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact name of registrant as specified in its charter)

Ireland			98-0606750
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2000 St. James Place,	Houston,	Texas	77056
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 713.836.4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $87 million based upon the closing price on the New York Stock Exchange as of such date. The registrant had 70,017,356 ordinary shares outstanding as of February 12, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Weatherford International plc
Form 10-K for the Year Ended December 31, 2020

Weatherford International plc – 2020 Form 10-K | 1

PART I

Item 1. Business
Weatherford International plc, an Irish public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a multinational oilfield service company. We are a leading wellbore and production solution company providing equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. We were originally incorporated in Delaware in 1972, and are currently incorporated in Ireland. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

We conduct operations in over 75 countries, answering the challenges of the energy industry with approximately 390 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed on a geographic basis and we report our Western Hemisphere and Eastern Hemisphere as separate and distinct reporting segments.

 Our principal executive offices are located at 2000 St. James Place, Houston, Texas 77056 and our telephone number at that location is +1.713.836.4000. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our Board of Directors, can be found on our website. On our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

On April 17, 2020, the New York Stock Exchange (the “NYSE”) filed a Form 25 with the SEC. The delisting of our ordinary shares from the NYSE became effective on April 27, 2020, and our ordinary shares were subsequently deregistered under Section 12(b) of the Exchange Act on July 16, 2020. We continue to evaluate listing options and intend to relist our ordinary shares when our Board of Directors determines market conditions are appropriate. Until such time as our ordinary shares are relisted, the Company intends to continue filing periodic reports with the SEC on a voluntary basis. Our ordinary shares trade on the OTC Pink Marketplace under the ticker symbol “WFTLF”.

COVID-19 Pandemic

The COVID-19 pandemic, travel constraints and access restrictions to customer work locations continue to cause significant uncertainty for the global economy, resulting in the continued significant decline in the global demand for oil and gas and related customer activity shutdowns. This continues to cause an imbalance in the supply and demand for oil and gas. The impacts of the COVID-19 pandemic together with uncertainty around the extent and timing for an economic recovery, have caused significant market volatility of commodity prices in the first half of 2020 and resulted in significant reductions to the capital spending during 2020 of our primary customer base which consists of exploration and production companies, with lowering expectations of oil and gas related spending into 2021 and beyond. In addition, the risk of additional COVID-19 related restrictions or lockdowns remains, which creates further uncertainty in the global economic outlook and impact on oil and gas markets.

We continue to closely monitor the global impacts surrounding the COVID-19 pandemic, including operational and manufacturing disruptions, logistical constraints and travel restrictions. These factors have negatively impacted our ability to operate and we expect these negative impacts to continue. We have experienced and expect to continue to experience delays or a lack of availability of key components from our suppliers, shipping and other logistical delays and disruptions, customer restrictions that prevent access to their sites, community measures to contain the spread of the virus, and changes to Weatherford’s policies that have both restricted and changed the way our employees work. We expect most, if not all, of these disruptions and constraints to have lasting effects on how we and our customers and suppliers work in the future.

Faced with these challenges, we have evolved our digital portfolio and enhanced our applications to offer fully-integrated digital oilfield solutions. We have also increased our offerings of automated well construction and remote monitoring and predictive analytics related to our production offerings. Finally, we continuously improve crew rotations and management practices to minimize our employees’ exposure to COVID-19. Our identification and management of COVID-19 cases continues to improve, through updated protocols, advanced testing and response procedures.

Weatherford International plc – 2020 Form 10-K | 2

Reorganization and Emergence from Bankruptcy Proceedings

On July 1, 2019 (the “Petition Date”), Weatherford and two of our subsidiaries (collectively, the “Weatherford Parties”) commenced voluntary reorganization proceedings (the “Cases”), including under Chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), with ancillary proceedings filed in Ireland and Bermuda. The plan of reorganization (as amended, the “Plan”), together with the schemes of arrangement in Ireland and Bermuda, became effective on December 13, 2019 (the “Effective Date”) and the Weatherford Parties emerged from Chapter 11.

On the Effective Date, the Weatherford Parties’ then-existing unsecured senior and exchangeable senior notes totaling $7.6 billion were cancelled pursuant to the terms of the Plan. Upon emergence from Chapter 11, on the Effective Date, we adopted and applied the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings (“Fresh Start Accounting”). For additional details regarding the Chapter 11, see “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and for Fresh Start Accounting see “Note 3 – Fresh Start Accounting”.

Under Fresh Start Accounting, our balance sheet on the Effective Date reflected all our assets and liabilities at fair value. As described in “Note 1 – Summary of Significant Accounting Policies” references to “Predecessor” relate to the Consolidated Statements of Operations for the period from January 1, 2019 through and including the adjustments from the application of Fresh Start Accounting on December 13, 2019 and for the year ended December 31, 2018 and (“Predecessor Periods”). References to “Successor” relate to the Consolidated Statements of Operations for the year ended December 31, 2020 and the period from December 14, 2019 through December 31, 2019 (“Successor Periods”).

References and comparisons to results for the year ended December 31, 2019 relate to the combined Successor and Predecessor Periods for the year ended December 31, 2019 (“2019 Combined Period”) as the 18 days of the Successor Period is not a significant period of time impacting the combined 2019 results.

Strategy

Our primary objective is to build value through profitable growth in our core product lines with disciplined use of capital and a strong customer focus.

Our customers’ objectives are continually evolving and are currently focused on lowering capital and operational expenditures, generating positive cash flow, reducing emissions, and enhancing safety. Weatherford has aligned its technology development and operations around these trends and expanding its role as a market leading solutions provider that assists our customers in addressing their key operational challenges related to four domains:

•Mature Fields: rejuvenating aging assets from the reservoir to the point of sale through optimizing lift efficiency, restoring wellbore efficiency and integrity, accelerating reservoir recovery, and permanently abandoning wells when they are no longer economic to produce;

•Unconventionals: enabling customers to solve reservoir challenges and maximize production by drilling faster, deeper, safer and cheaper and combating production declines through accurate reservoir evaluation, efficient well construction, effective stimulation, and optimizing production;

•Offshore: supporting customers sustain high-margin, long-term production with a focus on reducing rig time, enhancing safety and reliability, and increasing well integrity through the optimization of well placement and construction;

•Digitalization and Automation: leveraging our core competencies and significant presence at well sites to capture, analyze and present information for our customers by leveraging the internet of things, data analytics, and cloud computing across our many solutions.

    We have enabled this solution-based focus across our organization through a commitment to improving safety and service quality, embedding a returns-focused mindset in our organization, and developing and commercializing new technologies.

Weatherford International plc – 2020 Form 10-K | 3

Markets

We are a leading global wellbore and production solutions company providing equipment and services to the oil and natural gas exploration and production industry. Demand for our industry’s services and products depends in part upon commodity prices for oil and gas, the number of oil and natural gas wells drilled, the depth and drilling conditions of wells, the number of well completions, the depletion and age of existing wells and the level of workover activity worldwide.

Technology is critical to the oil and natural gas marketplace as a result of the maturity of the world’s oil and natural gas reservoirs, the acceleration of production decline rates and the focus on complex well designs, including deepwater prospects. Customers continue to seek, test and use production-enabling technologies at an increasing rate. We invested substantial resources into building our technology offerings, which helps us to provide our customers with more efficient tools to find and produce oil and natural gas. Our products and services enable our customers to reduce their costs of drilling and production, increase production rates, or both. Furthermore, these technology offerings afford us additional opportunities to sell our core products and services to our customers.

Reporting Segments

The Company’s chief operating decision maker (the Chief Executive Officer) regularly reviews the information of our two reportable segments which are our Western Hemisphere and Eastern Hemisphere. These reportable segments are based on management’s organization and view of Weatherford’s business when making operating decisions, allocating resources and assessing performance. Research and development expenses are included in the results of both our Western and Eastern Hemisphere segments. Our corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately under the caption Corporate General and Administrative in our Segment Information disclosures.
Products and Services

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both onshore and offshore. During the second quarter of 2020, in order to support the streamlining and realignment of the business, we combined our prior reported four product lines into two product lines. Our two product lines are: (1) Completion and Production and (2) Drilling, Evaluation and Intervention. Our new combined Completion and Production product line was previously reported as two separate product lines. Our new Drilling, Evaluation and Intervention product line was previously reported as two separate product lines of (i) Drilling and Evaluation, and (ii) Well Construction.

Completion and Production offers production optimization services and a complete production ecosystem, featuring our artificial-lift portfolio, testing and flow-measurement solutions, and optimization software to boost productivity and profitability. In addition, we have a suite of modern completion products, reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in deepwater, unconventional, and aging reservoirs. The following is a detailed description of our product and service offerings under our Completion and Production product line.

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

Pressure Pumping offers customers advanced chemical technology and services for safe and effective production enhancements. In selected international markets, we provide pressure pumping and reservoir stimulation services, including acidizing, fracturing and fluid systems, cementing and coiled-tubing intervention.

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

Weatherford International plc – 2020 Form 10-K | 4

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

Drilling, Evaluation and Intervention comprises a suite of services ranging from early well planning to reservoir management. The drilling services offer innovative tools and expert engineering to increase efficiency and maximize reservoir exposure. The evaluation services merge wellsite capabilities including wireline and managed pressure drilling. We also build or rebuild well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores. The following is a detailed description of our product and service offerings currently provided by our Drilling, Evaluation and Intervention product line.

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

Other Business Data

Competition

We provide our products and services worldwide and compete in a variety of distinct segments with a number of competitors. Our principal competitors include Schlumberger, Halliburton, Baker Hughes, National Oilwell Varco, Nabors Industries, ChampionX Corporation and Frank’s International. We also compete with various other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, depth and breadth of products. The oilfield services business is highly competitive, which may adversely affect our ability to succeed. Additionally, the impact of consolidation and acquisitions of our competitors is difficult to predict and may harm our business as a result.

Weatherford International plc – 2020 Form 10-K | 5

Raw Materials

We purchase a wide variety of raw materials, as well as, parts and components made by other manufacturers and suppliers for use in our manufacturing facilities. Many of the products or components of products sold by us are manufactured by other parties. We are not dependent in any material respect on any single supplier for our raw materials or purchased components.

Customers

Substantially all of our customers are engaged in the energy industry. Most of our international sales are to large international or national oil companies and North America sales are to independent oil companies. As of December 31, 2020, the Eastern and Western Hemisphere accounted for 54% and 46%, respectively, of our total net outstanding accounts receivable from customers balance. As of December 31, 2020, customer receivables in Mexico and the U.S. accounted for 23% and 12%, respectively, of our total net outstanding accounts receivables from customers. No other country accounted for more than 10% of our net outstanding accounts receivables balance. For the years ended December 31, 2020, 2019 and 2018, no individual customer accounted for more than 10% of our consolidated revenues.

Backlog

Our services are usually short-term, day-rate based and cancellable should our customers wish to alter the scope of work. Consequently, our backlog of firm orders is not material to our business.

Research, Development and Patents

We maintain world-class technology and training centers throughout the world. Additionally, we have research, development and engineering facilities that are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Weatherford has significant expertise, trade secrets, intellectual property and know-how with respect to manufacturing equipment and providing services. As many areas of our business rely on patents and proprietary technology, we seek and ensure patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. Although in the aggregate our patents are important to the manufacturing and marketing of many of our products and services, we do not believe that the expiration of any one of our patents would have a materially adverse effect on our business.

With respect to the Successor, we amortize developed technology over 5 years. With respect to the Predecessor, we amortized patents over the years that we expected to benefit from their existence, which typically extended from the grant of the patent through and until 20 years after the filing date of the patent application.

Seasonality

The widespread geographical locations of our operations serve to mitigate the overall impact of the seasonal nature of our business in certain geographic regions. Weather and natural phenomena can temporarily affect the level of demand for our products and services. Spring months in Canada and winter months in the North Sea and Russia can affect our operations negatively. Additionally, heavy rains, hurricanes or an exceedingly cold winter in a given region or other climate changes may impact our results. Unpredictable or unusually harsh weather conditions could lengthen the periods of reduced activity and have a detrimental impact to our results of operations. In addition, customer spending patterns for our products and services may result in higher activity in the fourth quarter of each year as our customers seek to fully utilize their annual budgets. Conversely, customer budget constraints may lead to lower demand for our services and products in the fourth quarter of each year.

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations in the U.S. and globally relating to the energy industry in general and the environment in particular. Our 2020 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2021 to be material.

Weatherford International plc – 2020 Form 10-K | 6

We have obligations and expect to incur capital, operating and maintenance, and remediation expenditures, as a result of compliance with environmental laws and regulations. Among those obligations, are the current requirements imposed by the Texas Commission on Environmental Quality (“TCEQ”) at the former Universal Compression facility in Midland, Texas. At this location we are performing a TCEQ-approved Remedial Action Plan (“RAP”) to address contaminated ground water. The performance of the RAP and related expenses are scheduled to be performed over a ten to twenty-year period and, may cost as much as $6 million, all of which is recorded as an undiscounted obligation on the Consolidated Balance Sheets as of December 31, 2020. We continuously monitor and strive to maintain compliance with changes in laws and regulations that impact our business.

Human Capital Management

Focus on People and Culture

At Weatherford, our people are our most critical asset, vital to our sustained, long-term success. We believe we have a dedicated and capable workforce and our employees have expertise in a variety of disciplines ranging from engineering to oilfield services support to multiple corporate functions.

We strive daily to provide a culture that focuses on delivering results through attracting, developing and retaining the talent we need to build, sustain and operate effectively and efficiently across our organization and within the oilfield equipment and services industry. We understand the value that each individual brings to the table and we celebrate diversity in all its forms and are immensely proud of our workforce.

We are focused on building a high-performance culture through objective setting, ongoing and regular career discussions and individual development plans and regular coaching and feedback. During this process, we are grounded by our core values: ethics and integrity, discipline and accountability, flawless execution, collaboration and partnership, innovation and technology leadership and commitment to sustainability.

Focus on Safety

The safety of our employees remains the primary focus of our management. Our vision is to be a company that is incident free, delivers on our promises to our customers, and leaves the environments and communities in which we operate better than we found them. Our Eight GEMS (Getting Everyone Managing Safety) program is designed to educate employees and empower them to intervene when they see unsafe situations. Each GEM focuses on a specific opportunity for risk prevention, including driver and vehicle safety, commitment and intervention, facility safety, induction and training, risk management, lifting equipment and operations, hazardous substances, hazardous environments, and occupational health.

Throughout the COVID-19 crisis, we have remained focused on protecting the health and safety of our customers and employees. Shortly after the outset of COVID-19, we adopted enhanced safety measures and practices across our organization to protect employee health and safety and ensure that we would continue to be able to play a critical role in providing energy. We monitor and track the impact of the pandemic on our employees and within our operations, and proactively modify or adopt new practices to promote their health and safety.

Compensation

Our goal in our compensation programs is to provide competitive compensation opportunities to each of our employees that are well-balanced between our short- and long-term strategic priorities, that discourage excessive or unnecessary risk taking and that reward our employees appropriately for their efforts. We are committed to maintaining and fostering a culture grounded in the principles inherent in pay-for-performance over the short and long-term for our employees eligible to receive a bonus. Through this culture, we strive to attract, motivate, retain and reward our employees for their work that contributes to building our brand and to sustaining our success in the marketplace. We believe our culture of aligning our strategic priorities with our compensation programs supports a cohesive drive towards value creation for all our stakeholders.

Diversity & Inclusion

We are committed to fostering a diverse and inclusive environment where everyone feels comfortable bringing their true selves to work. It is important that we operate in a collaborative and inclusive manner across all levels of our organization, embracing gender, racial and ethnic diversity among our employees and recognizing the strength and competitive advantages that
Weatherford International plc – 2020 Form 10-K | 7

our differences afford us as an individual and a company. Our Diversity and Inclusion (“D&I”) Program promotes partnerships, engagement, and collaboration across our organization.

Our D&I Executive Council, which includes our executive leadership team and other senior leaders, provides strategic direction and oversight of the D&I Program. In addition, we have a Global D&I Advisory Board with global employee representation. Employee Resource Groups (“ERGs”) based on the needs and requests of our employees seek to align activities to enrich our culture and drive D&I initiatives at the local level that engage, educate and empower our workforce while having a positive impact on our business.

In the fourth quarter of 2020, we rolled out “Avoiding Unconscious Bias eLearning” as a global training course for employees and managers, and we conducted an interactive virtual session on Inclusive Leadership.

Employee Statistics

As of December 31, 2020, Weatherford had approximately 17,200 employees globally, located in 75 different countries. In response to the price of crude oil and a lower level of exploration and production spending, in addition to other overall cost reductions, we reduced our workforce by 28% and 35% from our workforce totals at December 31, 2019 and 2018, respectively. Certain of our operations are subject to union contracts and these contracts cover approximately 17% of our employees.

Weatherford International plc – 2020 Form 10-K | 8

Information about our Executive Officers

The following table sets forth, as of February 19, 2021, the names and ages of the executive officers of Weatherford, including all offices and positions held by each for at least the past five years. There are no family relationships between the executive officers of the Company or between any director and any executive officer of the Company.

Name	Age	Current Position and Five-Year Business Experience
Girishchandra K. Saligram	49	President and Chief Executive Officer of Weatherford International plc, since October 2020
		Senior Vice President and Chief Operating Officer of Exterran Corporation from August 2018 to September 2020
		Senior Vice President Global Services of Exterran Corporation from August 2016 to August 2018
		Positions of increasing responsibilities at GE Oil & Gas ending with General Manager, Downstream Products & Services, in August 2016
Karl Blanchard (a)	61
Executive Vice President and Chief Operating Officer of Weatherford International plc, from August 2017 to present; Interim Chief Executive Officer of Weatherford International plc, from June 2020 to October 2020; Principal Financial Officer of Weatherford International plc from August 2020 to September 2020

		Chief Operating Officer of Seventy Seven Energy, Inc., June 2014 to April 2017
H. Keith Jennings	51	Executive Vice President and Chief Financial Officer of Weatherford International plc, since September 2020
		Executive Vice President and Chief Financial Officer of Calumet Specialty Products Partners, L.P. from November 2019 to September 2020
		Vice President, Finance of Eastman Chemical Company, May 2018 to October 2019
		Vice President and Treasurer of Eastman Chemical Company from August 2016 to May 2018
		Vice President and Treasurer of Cameron International Corporation from June 2009 to April 2016
Scott C. Weatherholt (b)	43	Executive Vice President, General Counsel, and Chief Compliance Officer of Weatherford International plc, since July 2020
		Senior Vice President and General Counsel of Arena Energy, L.P., from September 2019 to July 2020
		Executive Vice President, General Counsel, and Corporate Secretary at Midstates Petroleum Company, Inc., from February 2015 to August 2019
(a)On July 1, 2019, the Weatherford Parties, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Weatherford continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. On September 11, 2019 the Plan, as amended, was confirmed by the Bankruptcy Court and on December 13, 2019 we emerged from bankruptcy after successfully completing the reorganization pursuant to the Plan.

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

(b)Prior to joining Weatherford, Mr. Weatherholt was the General Counsel at Midstates Petroleum Company, Inc. when the company filed for bankruptcy protection on May 1, 2016 in the Federal Bankruptcy Court for the Southern District of Texas (Houston Division) and served the company before, during and after its bankruptcy. In addition, he was the Senior Vice President & General Counsel of Arena Energy, LP, which filed for bankruptcy protection on August 20, 2020 in the Federal Bankruptcy Court for the Southern District of Texas (Houston Division) approximately 4 weeks after his departure from the company.

Weatherford International plc – 2020 Form 10-K | 9

Table of Contents    Item 1A | Risk Factors
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

Oilfield Services Industry Risks

Our business is dependent on capital spending by our customers which is greatly affected by fluctuations in oil and natural gas prices and the availability and cost of capital; reductions in capital spending by our customers has had, and could continue to have, an adverse effect on our business, financial condition and results of operations.

Demand for our services and products is tied to the level of exploration, development and production activity and the corresponding capital and operating spending by oil and natural gas exploration and production companies, including national oil companies. The level of exploration, development and production activity is directly affected by fluctuations in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. Sustained low oil and natural gas prices and declining global demand for oil and natural gas, including reduced demand as a result of the COVID-19 pandemic, have led to our customers, including large oil and gas exploration and production companies, to greatly reduce planned future capital expenditures. Factors affecting the prices of oil and natural gas include, but are not limited to: (1) the level of supply and demand for oil and natural gas; (2) the ability or willingness of the Organization of Petroleum Exporting Countries and the expanded alliance collectively known as OPEC+ to set and maintain oil production levels; (3) the level of oil and natural gas production in the U.S. and by other non-OPEC+ countries; (4) oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas; (5) the cost of, and constraints associated with, producing and delivering oil and natural gas; (6) governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; (7) weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics; (8) worldwide political, military, and economic conditions; and (9) increased demand for alternative energy and electric vehicles, including government initiatives to promote the use of renewable energy sources and public sentiment around alternatives to oil and gas.

In addition, low commodity prices, the short-term tenor of most of our contracts and the financial stress experienced by some of our customers have combined to increase the demands by many of our customers for reductions in the prices we receive for our products and services. Further reductions in capital spending or requests for further cost reductions by our customers could directly impact our business by reducing demand and pricing for our services and products which would have a material adverse effect on our business, financial condition, results of operations and prospects. Spending by exploration and production companies can also be impacted by conditions in the capital markets, which have been volatile in recent years. Limitations on the availability of capital or higher costs of capital may cause exploration and production companies to make additional reductions to capital budgets even if oil and natural gas prices increase from current levels. Any such cuts in spending would curtail drilling programs, as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and the utilization of our assets which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Climate change, environmental, social and governance (“ESG”) and “sustainability” initiatives may result in significant operational changes and expenditures, reduced demand for our products and adversely affect our business, results of operations, stock price or access to capital markets.

Climate change, ESG and sustainability are a growing global movement. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures, as well as society pressure in some areas, to limit greenhouse gas emissions and has been stated in the U.S. to be a priority of the new Biden Administration, as well as other initiatives. These agreements and measures, including the Paris Climate Accord, may require, or could result in future legislation and regulatory measures that require, significant equipment modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. As a result of heightened public awareness and attention to these issues as well as continued regulatory initiatives to reduce the
Weatherford International plc – 2020 Form 10-K | 10

Table of Contents    Item 1A | Risk Factors
use of oil and gas, demand hydrocarbons may be reduced, which would have an adverse effect on our business and results of operations. The imposition and enforcement of stringent greenhouse gas emissions reduction requirements could severely and adversely impact the oil and gas industry and therefore significantly reduce the value of our business.

Certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in oil and gas activities due to concerns about climate change, which could make it more difficult to finance our business. Increasing attention to climate change, ESG and sustainability has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

Severe weather, including extreme weather conditions associated with global climate change, has in the past and could in the future adversely affect our business and results of operations.

Our business has been, and in the future will be, affected by severe weather in areas where we operate, which could materially affect our operations and financial results. In addition, impacts of climate change could increase the frequency and severity of extreme weather conditions. Any such extreme weather-related events could have a material adverse effect on our business, financial condition and results of operations.

Liability claims resulting from catastrophic incidents could have a material adverse effect on our business, financial condition and results of operations

Drilling for and producing hydrocarbons, and the associated products and services that we provide, include inherent dangers that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and third parties, such as other service providers. At many sites, we depend on other companies and personnel to conduct drilling and other operations in accordance with appropriate safety standards. From time to time, personnel are injured or equipment or property is damaged or destroyed, as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in drilling for oil and natural gas. Any of these events can be the result of human error. With increasing frequency, our products and services are deployed on more challenging prospects both onshore and offshore, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment and the environment. Such events may expose us to significant potential losses which could have a material adverse effect on our business, financial condition and results of operations.

Business and Operational Risks

The COVID-19 pandemic has significantly weakened demand for our products and services, and has had a substantial negative impact on our financial condition, results of operations and cash flows.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments to contain the spread of the virus, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects materially adversely affected the demand for oil and natural gas, as well as for our services and products. The collapse in the demand for oil in March 2020 caused in large part by this unprecedented global health and economic crisis, and the corresponding decline in our customers’ demand for our services and products has had a substantial negative impact on our financial condition, results of operations and cash flows in 2020.

The COVID-19 pandemic impacts severely impacted our business and our industry. These effects included, and may continue to include, adverse revenue and net income effects; disruptions to our operations; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.

Weatherford International plc – 2020 Form 10-K | 11

Table of Contents    Item 1A | Risk Factors
The extent to which our operating and financial results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus, including vaccine development and distribution. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, exacerbated, and could continue to exacerbate, the potential negative impact from many of our risk factors. The COVID-19 pandemic may also have a considerable and detrimental effect on our operating and financial results in a manner that is not currently known to us or that we do not currently consider as significant risks to our operations.

Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:

•Structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact, or in connection with a global recession or depression;
•Reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•Infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate;
•Our insurance policies may not cover losses associated with pandemics like COVID-19 or similar global health threats;
•Litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employment matters, personal injury and insurance arrangements; and
•Cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity due to stay-at-home orders.

Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery.

Our operational and financial growth is dependent on our liquidity requirements and the adequacy of our capital resources.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash flow from operations; (iii) and changes in market conditions that negatively impact our revenue.

The energy industry faces negative sentiment in the capital markets which has impacted the ability of participants to access appropriate amounts of capital under suitable terms. This negative sentiment in the energy industry has not only impacted our customers in North America, it is also affecting the availability and the pricing for most credit lines extended to participants in the industry.
We utilize letters of credit and performance and bid bonds to provide credit support to our customers. If the beneficiaries were to call the letters of credit issued under our committed and or uncommitted facilities, our available cash balance may be reduced by the amount called and it could have an adverse impact on our business, operations, and financial condition.

As of December 31, 2020, we had $338 million of letters of credit outstanding, consisting of $167 million under the LC Credit Agreement and $171 million under various uncommitted facilities (of which there was $164 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets). In Latin America we utilize surety bonds as part of our customary business practice. As of December 31, 2020, we had surety bonds outstanding of $326 million, primarily in Latin America. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under the LC Credit Agreement or the surety bonds, our available liquidity would be reduced by the amount called.
Weatherford International plc – 2020 Form 10-K | 12

Table of Contents    Item 1A | Risk Factors

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

Our indemnification arrangements may not protect us in every case. For example, our indemnity arrangements may be held to be overly broad in some courts and/or contrary to public policy in some jurisdictions, and to that extent may be unenforceable. Additionally, some jurisdictions which permit indemnification nonetheless limit its scope by applicable law, rule, order or statute. We may be subject to claims brought by third parties or government agencies with respect to which we are not indemnified. Furthermore, the parties from which we seek indemnity may not be solvent, may become bankrupt, may lack resources or insurance to honor their indemnities or may not otherwise be able to satisfy their indemnity obligations to us. The lack of enforceable indemnification could expose us to significant potential losses.

Further, our assets generally are not insured against loss from political violence such as war, terrorism or civil unrest. If any of our assets are damaged or destroyed as a result of an uninsured cause, we could recognize a loss of those assets.

Our indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our financial obligations.

As of December 31, 2020, we had approximately $2.6 billion of long-term debt with $2.1 billion in aggregate principal amount of our 11.0% Senior Notes maturing on December 1, 2024 (“Exit Notes”) and $500 million in aggregate principal amount of our 8.75% Senior Secured Notes maturing on September 1, 2024 (“Senior Secured Notes”). Pursuant to the terms of our Exit Notes and Senior Secured Notes, we expect to have interest payments of approximately $275 million annually until maturity. Our level of indebtedness has negative consequences for our business, financial condition and results of operations, including:

•limiting our ability to obtain additional financing on terms that are commercially acceptable;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our free cash flow and the amount of our cash flow available for other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business;
•placing us at a possible competitive disadvantage with less leveraged competitors or competitors that may have better access to capital resources; and
•increasing our vulnerability to adverse economic and industry conditions;

Our ability to make scheduled payments on or to refinance if desired before maturity, our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. Lower commodity prices and in turn lower demand for our products and services have negatively impacted our revenues, earnings and cash flows, and sustained low oil and natural gas prices could have an adverse effect on our liquidity position. Any harm to our business and operations resulting from our current or future level of indebtedness could adversely affect our ability to pay amounts due to our lenders and noteholders.

Our business may be exposed to uninsured claims and, as a result, litigation might result in significant potential losses. The cost of our insured risk management program may increase.

In the ordinary course of business, we become the subject of various claims and litigation. We maintain liability insurance, which includes insurance against damage to people, property and the environment, up to maximum limits of $350 million, subject to self-insured retentions and deductibles.

Weatherford International plc – 2020 Form 10-K | 13

Table of Contents    Item 1A | Risk Factors
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

Our insurance may not be sufficient to cover any particular loss or our insurance may not cover all losses. For example, although we maintain product liability insurance, this type of insurance is limited in coverage and it is possible an adverse claim could arise in excess of our coverage. Additionally, insurance rates have in the past been subject to wide fluctuation and may be unavailable on terms that we or our customers believe are economically acceptable. Reductions in coverage, changes in the insurance markets and accidents affecting our industry may result in further increases in our cost and higher deductibles and retentions in future years and may also result in reduced activity levels in certain markets. As a result, we may not be able to continue to obtain insurance on commercially reasonable terms. Any of these events could have an adverse impact on our business, financial condition and results of operations.

A significant portion of our revenue is derived from our operations outside the United States, which exposes us to risks inherent in doing business in each of the over 75 countries in which we operate.
Our non-United States operations accounted for 80% of our consolidated revenue in 2020. Operations in countries other than the United States are subject to various risks, including:

•volatility in political, social and economic conditions including currency exchange controls, inflation, and currency exchange rate fluctuations and devaluations;
•exposure to expropriation of our assets, deprivation of contract rights or other governmental actions;
•social unrest, acts of terrorism, war or other armed conflict;
•varying international laws and regulations;
•confiscatory taxation or other adverse tax policies;
•trade and economic sanctions or other restrictions imposed by the European Union, the United States or other countries;
•exposure under the United States Foreign Corrupt Practices Act (“FCPA”) or similar legislation; and
•restrictions on the repatriation of income or capital.

Our actual financial results after emergence from bankruptcy are not comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and the implementation of fresh start accounting.

Upon our emergence from bankruptcy, we adopted fresh start accounting and adjusted our assets and liabilities to fair values and our accumulated deficit was restated to zero as of December 13, 2019, which resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our financial condition and results of operations following our emergence from bankruptcy will not be comparable to the financial condition and results of operations reflected in our pre-December 13, 2019 historical financial statements. Implementation of the Plan and the transactions contemplated thereby materially changed the amounts and classifications reported in our consolidated historical financial statements. The lack of recent comparable historical financial information may discourage investors from purchasing our ordinary shares.

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

An active trading market for our ordinary shares may not develop and the price and trading volume of our ordinary shares may fluctuate significantly.

Our ordinary shares are listed for quotation on the OTC Pink Marketplace. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. In addition, no
Weatherford International plc – 2020 Form 10-K | 14

Table of Contents    Item 1A | Risk Factors
assurances can be given regarding when, and if, we will resume our listing on a national exchange, including whether or not we will be able to meet applicable listing standards for any such exchange. If an active trading market does not develop, holders of our shares may have difficulty selling any of our ordinary shares that may now be owned or may be purchased later. In addition, until we are able resume our listing on a national exchange, the number of investors willing to hold or acquire our ordinary shares may be reduced, we may receive decreased news and analyst coverage and we may be limited in our ability to issue additional securities or obtain additional financing in the future on terms acceptable to us, or at all.

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

The LC Credit Agreement and the indentures governing our Exit Notes and Senior Secured Notes contain restrictive covenants that could impose significant operating and financial restrictions on us and may limit our ability to engage in acts that we may believe to be in our long-term best interest, including restrictions on our ability to:

•incur additional indebtedness;
•pay dividends and make other distributions;
•prepay, redeem or repurchase certain debt;
•make loans and investments; and
•sell assets and incur liens.

These covenants and other restrictions may limit our ability to effectively operate our business, and to execute our growth strategy or take advantage of new business opportunities. These covenants and restrictions include minimum liquidity covenants, certain financial ratios, which may apply in certain circumstances, and other restrictions. Our ability to meet the liquidity thresholds and those financial ratios can be affected by events beyond our control.

A breach of the covenants and other restrictions under the LC Credit Agreement, the indentures governing our Senior Secured Notes and Exit Notes or our other indebtedness could result in an event of default thereunder. Such a default may allow the lenders, holders or the trustee, as applicable, to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default under LC Credit Agreements would permit the lenders thereunder to terminate all commitments.

Legal, Tax and Regulatory Risks

Our operations are subject to numerous laws and regulations, including environmental laws and regulations, treaties and international agreements related to greenhouse gases, climate change and alternate energy sources that may expose us to significant liabilities, result in additional compliance costs and could reduce our business opportunities and revenues.

We are subject to various laws and regulations related to the energy industry specifically, and the environment in particular. In the case of environmental regulations, an environmental claim could arise with respect to one or more of our current businesses, products or services, or a business or property that one of our predecessors owned or used, and such claims could involve material expenditures. Generally, environmental laws have in recent years become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties and have increased the costs associated with complying with the more stringent laws and regulations. The scope of regulation of our industry and our products and services may increase further, including possible increases in liabilities or funding requirements imposed by governmental agencies. Additional regulations on deepwater drilling in the Gulf of Mexico and elsewhere in the world could be imposed, and those regulations could limit our business where they are imposed.

In addition, members of the U.S. Congress, the U.S. Environmental Protection Agency and various agencies of several states within the U.S. frequently review, consider and propose more stringent regulation of hydraulic fracturing, a stimulation treatment routinely performed on oil and gas wells in low-permeability reservoirs. We previously provided (and may, in the future, resume providing) fracturing services to customers. Regulators are investigating whether any chemicals used in the hydraulic fracturing
Weatherford International plc – 2020 Form 10-K | 15

Table of Contents    Item 1A | Risk Factors
process might adversely affect groundwater or whether the fracturing processes could lead to other unintended effects or damages. In recent years, local and national governments (including several cities and states within the U.S.) passed new laws and regulations concerning or banning hydraulic fracturing. A significant portion of North American service activity today is directed at prospects that require hydraulic fracturing in order to produce hydrocarbons. Therefore, additional regulation could increase the costs of conducting our business by subjecting fracturing to more stringent regulation. Regulation of hydraulic fracturing could increase our cost of providing services or materially reduce our business opportunities and revenues if customers decrease their levels of activity or we cannot pass along cost to customers. We are unable to predict whether changes in laws or regulations or any other governmental proposals or responses will ultimately occur, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.

Adverse changes in tax laws both in the United States and abroad, changes in tax rates or exposure to additional income tax liabilities could have a material adverse effect on our results of operations.

Changes in tax laws could significantly increase our tax expense and require us to take actions, at potential significant expense, to seek to preserve our current level of tax expense.

In 2002, we reorganized from the United States to a foreign jurisdiction. There are frequent legislative proposals in the United States that attempt to treat companies that have undertaken similar transactions as U.S. corporations subject to U.S. taxes or to limit the tax deductions or tax credits available to United States subsidiaries of these corporations. Our tax expense could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service and other taxing jurisdictions, acting in unison or separately. The inability to reduce our tax expense could have a material impact on our consolidated financial statements.

The Organization of Economic Cooperation and Development (“OECD”), which represents a coalition of member countries, issued various white papers addressing Tax Base Erosion and Jurisdictional Profit Shifting. The recommendations in these white papers are generally aimed at combating what they believe is tax avoidance. Numerous jurisdictions in which we operate have been influenced by these white papers as well as other factors and are increasingly active in evaluating changes to their tax laws.

Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries in which we operate with differing tax rates, non-income-based taxes, changes in tax laws, or changes in deferred tax assets and liabilities. We assess our deferred tax assets on a quarterly basis to determine whether a valuation allowance may be required. We have recorded a valuation allowance on substantially all of our deferred tax assets.

If a United States person is treated as owning at least 10% of our shares, such holder may be subject to adverse U.S. federal income tax consequences.

As a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”), many of our non-U.S. subsidiaries are now classified as “controlled foreign corporations” for U.S. federal income tax purposes due to the expanded application of certain ownership attribution rules within a multinational corporate group. If a United States person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such person may be treated as a “United States shareholder” with respect to one or more of our controlled foreign corporation subsidiaries.  In addition, if our shares are treated as owned more than 50% by United States shareholders, we would be treated as a controlled foreign corporation. A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income, as ordinary income, its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, whether or not we make any distributions to such United States shareholder. An individual United States shareholder generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a corporate United States shareholder with respect to a controlled foreign corporation.  A failure by a United States shareholder to comply with its reporting obligations may subject the United States shareholder to significant monetary penalties and may extend the statute of limitations with respect to the United States shareholder’s U.S. federal income tax return for the year for which such reporting was due.  We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries are controlled foreign corporations or whether any investor is a United States shareholder with respect to any such controlled foreign corporations. We also cannot guarantee that we will furnish to United States shareholders information that may be necessary for them to comply with the aforementioned obligations.  United States investors should consult their own advisors regarding the potential application of these rules to their investments in us. The risk of being subject to increased taxation
Weatherford International plc – 2020 Form 10-K | 16

Table of Contents    Item 1A | Risk Factors
may deter our current shareholders from increasing their investment in us and others from investing in us, which could impact the demand for, and value of, our shares.

The United States could treat Weatherford International PLC (parent corporation) as a US taxpayer under IRC Section 7874.

Following the emergence from bankruptcy on December 13, 2019, Weatherford continues to operate under Weatherford International PLC (PLC), an Irish tax resident. The IRS may, however, assert that PLC should be treated as a U.S. corporation for U.S. federal income tax purposes pursuant to IRC Section 7874. For U.S. federal income tax purposes, a corporation generally is classified as either a U.S. corporation or a foreign corporation by reference to the jurisdiction of its organization or incorporation. Because PLC is an Irish incorporated entity, it would generally be classified as a foreign corporation under these rules. IRC Section 7874 provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes. Under IRC Section 7874, a corporation created or organized outside the United States (i.e., a foreign corporation) will nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes when (i) the foreign corporation directly or indirectly acquires substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring the outstanding shares of the U.S. corporation), (ii) the shareholders of the acquired U.S. corporation hold, by vote or value, at least 80% (or 60% in certain circumstances if the Third Country Rule applies) of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the U.S. acquired corporation (the “Section 7874 Percentage”), and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of organization or incorporation relative to such expanded affiliated group’s worldwide activities. Although it is not free from doubt, we believe that as a result of the implementation of the plan of reorganization in 2019, PLC should not be treated as acquiring directly or indirectly substantially all of the properties of a U.S. corporation and, as a result, PLC is not expected to be treated as a U.S. corporation or otherwise subject to the adverse tax consequences of IRC Section 7874. The law and the Treasury Regulations promulgated under IRC Section 7874 are, however, unclear and there can be no assurance that the IRS will agree with this conclusion. If it is determined that IRC Section 7874 is applicable, PLC would be a U.S. corporation for U.S. federal income tax purposes, the taxable year of Weatherford US consolidated group could end on or prior to the emergence from bankruptcy, which could result in additional adverse tax consequences. In addition, although PLC would be treated as a U.S. corporation for U.S. federal income tax purposes, it would generally also be considered an Irish tax resident for Irish tax and other non-U.S. tax purposes.

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
Weatherford International plc – 2020 Form 10-K | 17

Table of Contents    Item 1A | Risk Factors

Similarly, judgments might not be enforceable in countries other than the United States where we have assets.

General Risks

If our long-lived assets and other assets are impaired, we may be required to record significant non-cash charges to our earnings.

We recognize impairments of long-lived assets when we determine the carrying amount of certain long-lived asset groups exceed their respective fair values. Our impairment assessment includes analysis of the undiscounted cash flow of our asset groups, which include property, plant and equipment, definite-lived intangible assets, and right of use assets. Based on the uncertainty of forecasted revenue, forecasted operating margins, and discount rate assumptions used to estimate our asset groups’ fair value, future reductions in our expected cash flows could cause a material non-cash impairment charge of long-lived assets, which could have a material adverse effect on our results of operations and financial condition.

Our business could be negatively affected by cybersecurity incidents and other technology disruptions.

We rely heavily on information systems to conduct and protect our business. These information systems are increasingly subject to sophisticated cybersecurity incidents such as unauthorized access to data and systems, loss or destruction of data (including confidential customer, supplier and employee information), computer viruses, or other malicious code, phishing and cyberattacks, and other similar events. These incidents arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, human error, complications encountered as existing systems are maintained, repaired, replaced, or upgraded or outbreaks of hostilities or terrorist acts.

Given the rapidly evolving nature of cybersecurity incidents, there can be no assurance that the systems we have designed and implemented to prevent or limit the effects of cybersecurity incidents or attacks will be sufficient in preventing all such incidents or attacks, or be able to avoid a material impact to our systems should such incidents or attacks occur. A cybersecurity incident or attack, could result in the disclosure of confidential or proprietary customer, supplier or employee information, theft or loss of intellectual property, damage to our reputation with our customers, suppliers and the market, failure to meet customer requirements or customer dissatisfaction, theft or exposure to litigation, damage to equipment (which could cause environmental or safety issues) and other financial costs and losses. Moreover, although Weatherford implements stringent controls on third party connectivity to our systems, we have limited control in ensuring their systems consistently enforce strong cybersecurity controls. As a result, the occurrence of a cybersecurity incident or attack could go unnoticed for a period time. As cybersecurity incidents and attacks continue to evolve, we may also be required to devote additional resources to continue to enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities. Beginning in 2021, we maintain insurance coverage to protect against certain cybersecurity risks. However, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cybersecurity incident or attack. Any cybersecurity incident or attack could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Weatherford International plc – 2020 Form 10-K | 18

Table of Contents    Item 2 | Properties
Item 2. Properties

Our operations are conducted in over 75 countries and we have manufacturing facilities, research and technology centers, fluids and processing centers and sales, service and distribution locations throughout the world. The following sets forth the locations of our principal owned or leased facilities for our commercial operations by geographic segment as of December 31, 2020:

Region	Specific Location
Western Hemisphere:	Houston, Huntsville, Longview, Odessa and San Antonio, Texas; Broussard, Louisiana; Williston, North Dakota; Colorado Springs, Colorado; Bakersfield, California; Edmonton and Nisku, Canada; Neuquén, Argentina; Macae, Brazil; Venustiano Carranza and Villahermosa, Mexico; and Villavicencio, Colombia.

Eastern Hemisphere:	Aberdeen, UK; Stavanger, Norway; Baku, Azerbaijan; Ploiesti, Romania; Luanda, Angola; Port Harcourt, Nigeria; Langenhagen, Germany; Aktobe, Kazakhstan; Nizhnevartovsk and Noyabrsk, Russia; Hassi Messaoud, Algeria; Cairo, Egypt; North Rumaila and Erbil, Iraq; Mina Abdulla, Kuwait; Nimr, Oman; Karachi, Pakistan; Dhahran, Saudi Arabia; Abu Dhabi and Dubai, United Arab Emirates; Malaga, Australia; Jiangsu, China; and Barmer, India.
Our principal executive offices are in Houston, Texas. We own or lease numerous other facilities such as service centers, shops and sales and administrative offices throughout the geographic regions in which we operate. All of our material U.S. properties are mortgaged to the lenders under our Senior Secured Notes and LC Credit Agreement. All of our remaining owned properties are unencumbered, however the lenders could require we mortgage them as well. We believe the facilities that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings

In the ordinary course of business, we are the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance. Please see the following:

•For information on the Company’s Chapter 11 Cases, see “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings,” “Note 3 – Fresh Start Accounting” and “Item 1. Business – Recent Developments – Reorganization and Emergence from Bankruptcy Proceedings” which is incorporated by reference into this item.
•If we are the subject of governmental and internal investigations related to alleged misconduct and violations of U.S. or International laws in the future, it could have a material adverse effect on our business, financial condition and results of operations, which is incorporated by reference into this item.”
•“Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19 – Disputes, Litigation and Legal Contingencies.”

Although we are subject to various on-going litigation, we do not believe it is probable that any of our litigation to which we are currently subject will result in any material uninsured losses to us. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases that would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On April 17, 2020, the NYSE filed a Form 25 with the SEC. The delisting of our ordinary shares from the New York Stock Exchange became effective on April 27, 2020. Our ordinary shares were deregistered under Section 12(b) of the Exchange Act on
Weatherford International plc – 2020 Form 10-K | 19

July 16, 2020. We continue to evaluate listing options and intend to relist our ordinary shares when our Board of Directors determines market conditions are appropriate. The Company intends to continue filing periodic reports with the SEC on a voluntary basis. Our ordinary shares continue to trade on the OTC Pink Marketplace under the ticker symbol “WFTLF”. As of February 12, 2021, there were 74 shareholders of record. The actual number of shareholders is considerably greater than the number of shareholders of record and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

 Item 6. Selected Financial Data

Our historical consolidated financial data for our Successor and Predecessor Periods are provided within “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. – Financial Statements and Supplementary Data.” Discussion of material uncertainties is included in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19 – Disputes, Litigation and Legal Contingencies.” We have not declared dividends to shareholders’ in the years presented in this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this item, the “Company,” “we,” “us” and “our” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in “Item 8. – Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements include certain risks and uncertainties. For information about these risks and uncertainties, refer to the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. – Risk Factors.” As described in “Note 1 – Summary of Significant Accounting Policies” references to “Predecessor” relate to the Consolidated Statements of Operations for the period from January 1, 2019 through and including the adjustments from the application of Fresh Start Accounting on December 13, 2019 and for the year ended December 31, 2018 (“Predecessor Periods”). References to “Successor” relate to the Consolidated Statements of Operations for the year ended December 31, 2020 and for the period from December 14, 2019 through December 31, 2019 (“2020 Successor Period and 2019 Successor Period”, respectively) and are not comparable to the Consolidated Financial Statements of the Predecessor Periods as indicated by the “Black line” division in the financials and footnote tables, which emphasizes the lack of comparability between amounts presented.

References and comparisons to results for the year ended December 31, 2019 relate to the combined Successor and Predecessor Period (“2019 Combined Period”) as the 18 days of the Successor Period is not a significant period of time impacting the combined results.

Overview

We conduct operations in over 75 countries and have service and sales locations in oil and natural gas producing regions globally. Our operational performance is reviewed on a geographic basis, and we report the Western Hemisphere and Eastern Hemisphere as separate, distinct reporting segments.

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both onshore and offshore. Our two product lines are as follows: (1) Completion and Production and (2) Drilling, Evaluation and Intervention.

•Completion and Production offers production optimization services and a complete production ecosystem, featuring our artificial-lift portfolio, testing and flow-measurement solutions, and optimization software, to boost productivity and profitability. In addition, we have a suite of modern completion products, reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in deepwater, unconventional, and aging reservoirs.

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
Weatherford International plc – 2020 Form 10-K | 20

Table of Contents    Item 7 | MD&A
equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores.

Financial Results Overview

Successor revenues totaled $3.7 billion in 2020, a decrease of $1.5 billion, or 29%, compared to the 2019 Combined Period revenues, as the unprecedented global health and economic crisis sparked by the COVID-19 pandemic negatively impacted industry activity. Our revenue decline was predominantly driven by lower activity levels in North America as a result of lower demand for our products and services in the United States, but was also impacted by declines in activity internationally, primarily in Latin America, the Middle East, North Africa and Russia.

Successor consolidated operating loss of $1.5 billion worsened $305 million, or 26%, in 2020 compared to the 2019 Combined Period consolidated operating loss of $1.2 billion. The higher operating loss in 2020 primarily reflects the decline in business demand due to the COVID-19 pandemic, long-lived asset impairment charges, goodwill impairment, and inventory charges, partially offset by the lower retention expenses and cost savings from our various restructuring activities.

Successor segment operating income was $55 million in 2020, a decrease of $139 million, compared to the 2019 Combined Period. The decrease was driven primarily by the decline in demand for our products and services as a result of the COVID-19 pandemic and additional expense of COVID-19 protocols, partially offset by our lower cost structure.

Revenues in the 2019 Combined Period compared to 2018 decreased $529 million, or 9%, which was predominantly driven by lower activity levels in Canada, lower demand for our products and services in the United States, uncertainty related to economic conditions and customer budget reductions in Argentina, as well as decreased revenues associated with the divested land drilling rigs, laboratory services and surface logging businesses. This decline was partially offset by increased activity in the Middle East and higher service activity in Russia and the North Sea. Excluding the impact of revenues from the portion of the divested businesses, consolidated revenues were down $166 million, or 3% in 2019 Combined Period compared to 2018.

Consolidated operating results improved $903 million, or 43% in the 2019 Combined Period compared to 2018 while segment operating income declined $133 million, or 41% in the 2019 Combined Period compared to 2018. The improvement in the 2019 Combined Period consolidated operating results was primarily due to lower goodwill impairment charges and the net gain on sale of businesses.

The segment operating income in the 2019 Combined Period declined due to the reduced activity in North America and an unfavorable product mix in Canada and the United States. Lower demand for our products and services coupled with an unfavorable product mix and lack of supply chain savings caused the expected benefits from our cost reduction initiatives to slow and consequently resulted in significantly lower actual results compared to our expectations during 2019. These declines were partially offset by higher integrated service project activity in Latin America and operational improvements in the Eastern Hemisphere as a result of a more favorable geographic and product mix.

Summary of Significant Charges and Credits

For the Successor year ended December 31, 2020, significant charges incurred totaled $1.2 billion and included $814 million of long-lived asset impairments, $239 million of goodwill impairments, $138 million of inventory charges and $45 million in other charges. In addition, we had $206 million of restructuring charges.

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

For the 2019 Predecessor Period, significant charges incurred totaled $1.1 billion and included $730 million of goodwill impairment, $237 million in asset write-downs and rigs related and other charges, $117 million of inventory charges and $20 million of long-lived asset impairments. In addition, we had $189 million of restructuring charges.

Weatherford International plc – 2020 Form 10-K | 21

Table of Contents    Item 7 | MD&A
For the year ended December 31, 2018, significant charges incurred totaled $2.2 billion and included $1.9 billion of goodwill impairment, $151 million of long-lived asset impairments and $87 million in other charges. In addition, we had $126 million of restructuring charges.

Please refer to more details as discussed in “Note 3 – Fresh Start Accounting” and “Note 4 – Impairments and Other Charges.”

Goodwill and Long-lived Asset Impairments

The unprecedented global economic and industry conditions resulting from the decline in demand and impact from the COVID-19 pandemic were identified as goodwill and long-lived asset impairment indicators. As a result, we performed impairment assessments quarterly in 2020 through analysis of the undiscounted cash flow of our asset groups, which include property, plant and equipment, definite-lived intangible assets, goodwill and right of use assets. As of March 31, 2020, and as of June 30, 2020, we identified that impairment occurred in certain asset groups and with the assistance of third-party valuation advisors we determined the fair value of those asset groups. Based on our impairment tests, we determined the carrying amount of certain long-lived asset groups and reporting units exceeded their respective fair values and we recognized $814 million of long-lived asset impairments and $239 million of goodwill impairment in our Middle East & North Africa (“MENA”) and Russia, Turkmenistan and Kazakhstan (“Russia”) reporting units in “Impairments and Other Charges” on the accompanying Consolidated Statements of Operations during the year ended December 31, 2020.

The $239 million of goodwill in our MENA and Russia reporting units was established in the 2019 Successor Period upon emergence from bankruptcy as part of Fresh Start. However in the 2019 Predecessor period, we determined that goodwill for all our reporting units in the Western Hemisphere and Eastern Hemisphere was fully impaired and we incurred a goodwill impairment charge of $730 million. The 2019 Predecessor Period impairment indicators were a result of lower activity levels and lower exploration and production capital spending in our reporting units. Our lower forecasted financial results were due to the continued weakness within the energy market which impacted our ability to meet the original timeline of our revenue and profitability improvement efforts under our restructuring over the past two years, defined in “Note 12 – Restructuring Charges”.

During the 2019 Predecessor Period, we recognized long-lived asset impairments of $20 million to write-down our assets to the lower of carrying amount or fair value less cost to sell for our land drilling rigs.

During 2018, we recorded a goodwill impairment of $1.9 billion which was based upon our annual fair value assessment of our business and assets. The rapid and steep decline in oil prices and consequentially lower expectations for future exploration and production capital spending, resulted in a sharp reduction in share prices in the oilfield services sector, including our share price, which triggered the goodwill impairment. During 2018, we also recognized long-lived asset impairments of $151 million to write-down our land drilling rigs assets. The 2018 impairments were due to the sustained downturn in the oil and gas industry that resulted in a reassessment of our disposal groups. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives.

See “Note 10 – Long-Lived Asset Impairments,” “Note 11 – Goodwill and Intangible Assets” and “Note 15 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding goodwill and long-lived asset impairments.

Business Outlook

The COVID-19 pandemic, customer activity shutdowns, travel constraints and access restrictions to customer work locations caused significant uncertainty for the global economy, resulting in the significant decline in the global demand for oil and gas. The impacts of the COVID-19 pandemic together with uncertainty around the extent and timing for an economic recovery, caused extreme market volatility for commodity prices and resulted in significant reductions to the capital spending during 2020 of our primary customer base, with lowering expectations of oil and gas related spending into 2021 and beyond.

We continue to closely monitor the global impacts surrounding the COVID-19 pandemic, including operational and manufacturing disruptions, logistical constraints and travel restrictions. We have experienced and expect to continue to experience delays or a lack of availability of key components from our suppliers, shipping and other logistical delays and disruptions, customer restrictions that prevent access to their sites, community measures to contain the spread of the virus, and changes to Weatherford’s policies that have both restricted and changed the way our employees work. We expect most, if not all, of these disruptions and constraints will continue to effect how we and our customers and suppliers work in the future.
Weatherford International plc – 2020 Form 10-K | 22

Table of Contents    Item 7 | MD&A

We continuously improve crew rotations and management practices to minimize our employees’ exposure to COVID-19 while at client facilities. Our identification and management of COVID-19 cases evolve with the latest guidance through the development of updated protocols, advanced testing and response procedures. Faced with these challenges, we evolved our digital portfolio and enhanced our applications to offer fully-integrated digital oilfield solutions. We also increased our offerings of automated well construction and remote monitoring and predictive analytics related to our production offerings.

Oil prices have risen recently, buoyed by recent supply-led Organization of Petroleum Exporting Countries (“OPEC”) and other high oil exporting non-OPEC nations (“OPEC+”) policy, the ongoing COVID-19 vaccine rollout, and multinational economic stimulus actions which is providing a runway for a meaningful oil demand recovery throughout 2021. We continue to anticipate multi-year dislocation across the industry, particularly in North America, Europe, Latin America and Sub Saharan Africa. We continue to anticipate constraints on our ability to generate and grow our revenues, profits and cash flows given the global economic uncertainty.

We implemented, and will continue to implement, aggressive actions to right-size our business to address current market conditions, including:

•Cost reductions across all our operations, as well as our global support structure to match our reduced size; and
•Consolidation of geographic and product line structures to better align with market conditions.

The oilfield services industry growth is highly dependent on many external factors, such as the global response to the COVID-19 pandemic, our customers’ capital expenditures, world economic and political conditions, the price of oil and natural gas, member-country quota compliance within the OPEC and weather conditions and other factors, including those described in the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. – Risk Factors.”

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

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”) and Henry Hub natural gas during years ended December 31, 2020, 2019 and 2018. Commodity prices decreased during 2020 following the dual impact of the COVID-19 pandemic and the inability of OPEC and OPEC+ nations to agree on production cuts.

	Years Ended
	12/31/2020	12/31/2019	12/31/2018
Oil price - WTI (1)	$39.23	$56.98	$64.94
Natural Gas price - Henry Hub (2)	$2.04	$2.57	$3.17
(1) Oil price measured in dollars per barrel (rounded to the nearest dollar)
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Company rig count information were as follows:

	Years Ended
	12/31/2020	12/31/2019	12/31/2018
North America	522	1,077	1,223
International	825	1,098	988
Worldwide	1,347	2,175	2,211

As of December 31, 2020, the North America and International Rig Count totaled 410 and 665, respectively.

Weatherford International plc – 2020 Form 10-K | 23

Table of Contents    Item 7 | MD&A
Global demand for oil dropped precipitously from January through April of 2020 due to numerous different factors, but primarily including the expansion of the COVID-19 coronavirus outbreak, as governments around the world responded with lockdowns, resulting in significantly reduced travel. Global stocks of crude and refined products increased as oil supply could not respond quickly enough to balance the market. These factors contributed to the resulting precipitous decline in commodity prices, rising oil and gas inventory levels, decreased realized and expected levels of oil and gas demand, decreased level of production capacity and geopolitical uncertainty. During the second half of 2020, the OPEC-led supply alliance agreed to production limits, which stabilized and improved oil prices.

Opportunities and Challenges

As production decline rates persist and reservoir productivity complexities increase, our customers continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency, which in turn puts pressure on us to deliver our products and services at competitive rates. In addition, as consolidation of the oil and gas services industry continues due to market conditions, there has been an increased demand for companies with specialized products, services and technologies. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will depend heavily on pricing, volume of work, and our ability to offer solutions to more efficiently extract oil and gas, control costs, and penetrate new and existing markets with our newly developed technologies. Over the long-term, we expect the world’s demand for energy will rise from current levels requiring increased oil field services and more advanced technology from the oilfield service industry. We remain focused on delivering innovative and cost-efficient solutions for customers to assist them in achieving their operational, safety and environmental objectives.

Our challenges also include adverse market conditions that could make our targeted cost reduction benefits more difficult to recruit new and retain existing employees. Oil prices have risen recently, buoyed by recent supply-led OPEC+ policy, the ongoing COVID-19 vaccine rollout, and multinational economic stimulus actions which is providing a runway for a meaningful oil demand recovery throughout 2021. We continue to anticipate a multi-year dislocation across the industry, particularly in North America, Europe, Latin America and Sub Saharan Africa. In addition, continued negative sentiment for the energy industry in the capital markets has impacted, and may continue to impact, demand for our products and services, as our customers, particularly those in North America, have experienced and likely will continue to experience challenges securing appropriate amounts of capital under suitable terms to finance their operations. The cyclicality of the energy industry and the COVID-19 pandemic continues to impact the demand for our products and services which strongly depend on the level of exploration and development activity and the completion phase of the well life cycle or on the number of wells and the type of production systems used. We are following our long-term strategy aimed at achieving profitability in our businesses, servicing our customers and creating value for our shareholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including the ongoing and prolonged industry downturn, our ability to respond to industry demands and periods of over-supply or uncertain oil prices, and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

Exchange Listing

The delisting of our ordinary shares from the New York Stock Exchange (“NYSE”) became effective on April 27, 2020. Our ordinary shares were deregistered under Section 12(b) of the Exchange Act on July 16, 2020. We continue to evaluate listing options and intend to relist our ordinary shares when our Board of Directors determines market conditions are appropriate. The Company intends to continue filing periodic reports with the Securities and Exchange Commission (“SEC”) on a voluntary basis. Our ordinary shares continue to trade on the OTC Pink Marketplace under the ticker symbol “WFTLF”.

2019 Emergence from Bankruptcy Proceedings and Fresh Start Accounting

On July 1, 2019 (the “Petition Date”), Weatherford and two of our subsidiaries (collectively, the “Weatherford Parties” ) commenced voluntary reorganization proceedings (the “Cases”), including under Chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), with ancillary proceedings filed in Ireland and Bermuda. The plan of reorganization (as amended, the “Plan”), together with the schemes of arrangement in Ireland and Bermuda, became effective on December 13, 2019 (the “Effective Date”) and the Weatherford Parties emerged from Chapter 11. Upon emergence from Chapter 11, we adopted fresh start accounting (“Fresh Start Accounting”). For additional details regarding the Chapter 11, see “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and “Note 3 – Fresh Start Accounting”.

Weatherford International plc – 2020 Form 10-K | 24

Table of Contents    Item 7 | MD&A
Upon adoption of Fresh Start Accounting, the reorganization value derived from the range of enterprise value as disclosed in the Disclosure Statement associated with the Plan, as adjusted for the revised projections filed with the SEC on a Form 8-K on October 7 and October 16, 2019, was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with ASC 805 – Business Combinations. The amount of deferred income taxes to be recorded was determined in accordance with ASC 740 – Income Taxes. The Effective Date fair values of the Company’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet. Under Fresh Start Accounting, our balance sheet on the Effective Date reflected all our assets and liabilities at fair value.

Our emergence from bankruptcy and the adoption of Fresh Start Accounting resulted in a new reporting entity, referred to herein as the “Successor,” for financial reporting purposes. To facilitate discussion and analysis of our financial condition and results of operations, we refer to the reorganized Weatherford Parties as the Successor for periods subsequent to December 13, 2019 and as the “Predecessor” for periods on or prior to December 13, 2019. As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, our consolidated financial statements subsequent to December 13, 2019 are not comparable to our consolidated financial statements on or prior to December 13, 2019, and as such, “Black-line” financial statements are presented to distinguish between the Predecessor and Successor companies. References to “Successor” relate to the Consolidated Statements of Operations for the year ended December 31, 2020 and from December 14, 2019 through December 31, 2019 (“Successor Periods”).

References to the year ended December 31, 2019 relate to the combined Successor and Predecessor Periods for the year ended December 31, 2019.

Debt Transactions and Equity Issuances

On August 28, 2020, we completed a series of financing transactions that meaningfully enhanced our liquidity, including issuing $500 million of 8.75% Senior Secured Notes (“Senior Secured Notes”), terminating our ABL Credit Agreement, and amending and increasing the size of our senior secured letter of credit agreement (the “LC Credit Agreement”) to $215 million. See “Note 14 – Borrowings and Other Debt Obligations” for additional details.

On July 3, 2019, the Weatherford Parties borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds were used to repay certain prepetition indebtedness, cash collateralize certain obligations with respect to letters of credit and similar instruments and finance the working capital needs and general corporate purposes of the Weatherford Parties and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement. In addition, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” for additional details. The DIP Credit Agreement was repaid in full upon emergence from Bankruptcy on December 13, 2019.

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

On the Effective Date, we issued Senior Notes maturing on December 1, 2024 (“Exit Notes”) for an aggregate principal amount of $2.1 billion (of which $500 million was in the form of Exit Takeback Notes to existing creditors on the senior notes being cancelled). Interest on the Exit Notes accrue at the rate of 11.00% per annum and is payable semiannually in arrears on June 1 and December 1. We commenced interest payments on June 1, 2020.

For the 2019 Predecessor Period, we had net short-term repayments of $347 million primarily from our borrowings and repayments of the DIP Credit Agreement and our Predecessor Revolving Credit Agreements, including the repayment of our 364-Day Credit Agreement. Our long-term debt repayments of $318 million on our Term Loan Agreement and financed leases.

On December 13, 2019, all previously issued and outstanding equity interests in the Predecessor were cancelled and the Company issued 69,999,954 new ordinary shares (“New Ordinary Shares”) to the holders of the Company’s existing senior notes and holders of old ordinary shares (“Old Ordinary Shares”). The amount in excess of par value of $2.9 billion is reported in “Capital in Excess of Par Value” on the accompanying Consolidated Balance Sheets.

Weatherford International plc – 2020 Form 10-K | 25

Table of Contents    Item 7 | MD&A
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

The February 2018 debt offering partially funded a concurrent tender offer to purchase for cash any and all of our 9.625% senior notes due 2019. We settled the tender offer in cash for the amount of $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative bond tender loss of $34 million on these transactions in “Other Expense, Net” on the accompanying Consolidated Statements of Operations.

See “Note 14 – Borrowings and Other Debt Obligations” for additional details of our financing activities.

Divestitures

We did not have any significant divestitures of businesses during the Successor year ended December 31, 2020. See “Note 8 – Business Combinations and Divestitures” for further details related to divestitures of businesses completed during 2019 and 2018.

Weatherford International plc – 2020 Form 10-K | 26

Table of Contents    Item 7 | MD&A
Results of Operations

The following table sets forth consolidated results of operations and financial information by operating segment and other selected information for the periods indicated. The 2020 and 2019 Successor Periods and the 2019 and 2018 Predecessor Periods are distinct reporting periods as a result of our emergence from bankruptcy on December 13, 2019. References in these results of operations to the change and the percentage change combine the 2019 Successor Period and 2019 Predecessor Period results for the year ended December 31, 2019 in order to provide some comparability of such information to the years ended December 31, 2020 and December 31, 2018. While this combined presentation is not presented according to generally accepted accounting principles in the United States (“GAAP”) and no comparable GAAP measure are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the years ended December 31, 2020 and December 31, 2018 as the eighteen days of the Successor Period is not a significant period of time impacting the combined results.

	Successor		Predecessor		Combined Change		Combined Change
		From	From		Favorable		Favorable
	Year	12/14/19	01/01/19	Year	(Unfavorable)		(Unfavorable)
	Ended	through	through	Ended	$	%	$	%
(Dollars in millions, except per share data)	12/31/20	12/31/19	12/13/19	12/31/18	2020 vs 2019		2019 vs 2018
Revenues:
Western Hemisphere	$1,586	$121	$2,620	$3,063	$(1,155)	(42)%	$(322)	(11)%
Eastern Hemisphere	2,099	140	2,334	2,681	(375)	(15)%	(207)	(8)%
Total Revenues	3,685	261	4,954	5,744	(1,530)	(29)%	(529)	(9)%
Operating Income (Loss):
Western Hemisphere	18	(4)	54	208	(32)	(64)%	(158)	(76)%
Eastern Hemisphere	37	10	134	119	(107)	(74)%	25	21%
Total Segment Operating Income	55	6	188	327	(139)	(72)%	(133)	(41)%
Corporate	(111)	(5)	(118)	(130)	12	10%	7	5%
Impairments and Other Charges	(1,236)	—	(1,104)	(2,155)	(132)	(12)%	1,051	49%
Restructuring Charges	(206)	—	(189)	(126)	(17)	(9)%	(63)	(50)%
Prepetition Charges	—	—	(86)	—	86	100%	(86)	NA
Gain on Operational Assets Sale	12	—	15	—	(3)	(20)%	15	NA
Gain on Sale of Businesses, Net	—	—	112	—	(112)	(100)%	112	NA
Total Operating Income (Loss)	(1,486)	1	(1,182)	(2,084)	(305)	(26)%	903	43%
Reorganization Items	(9)	(4)	5,389	—	(5,394)	(100)%	5,385	NA
Interest Expense, Net	(266)	(12)	(362)	(614)	108	29%	240	39%
Total Other Expense, Net	(53)	—	(26)	(59)	(27)	(104)%	33	56%
Income (Loss) before Income Taxes	(1,814)	(15)	3,819	(2,757)	(5,618)	(148)%	6,561	238%
Income Tax Provision	(85)	(9)	(135)	(34)	59	41%	(110)	(324)%
Net Income (Loss)	$(1,899)	$(24)	$3,684	$(2,791)	$(5,559)	(152)%	$6,451	231%

Revenues Percentage by Product Lines

	Successor		Predecessor
		Period From	Period From
	Year	12/14/19	01/01/19	Year
	Ended	through	through	Ended
	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Completion and Production	51%	52%	47%	47%
Drilling, Evaluation and Intervention	49	48	53	53
Total	100%	100%	100%	100%
Weatherford International plc – 2020 Form 10-K | 27

Table of Contents    Item 7 | MD&A
Consolidated and Segment Revenues

2020 vs 2019 Revenues

Consolidated 2020 revenues of $3.7 billion decreased $1.5 billion, or 29%, compared to the 2019 Combined Period. The unprecedented global health and economic crisis sparked by the COVID-19 pandemic negatively impacted industry activity. The lower demand for oil and gas created by the impact of the COVID-19 pandemic, together with uncertainty around the extent and timing for an economic recovery, have caused significant reductions to the capital spending plans of exploration and production companies.
•Western Hemisphere revenues decreased $1.2 billion, or 42%, in 2020 compared to the 2019 Combined Period due to the decline in activity and demand due to the COVID-19 pandemic. This resulted in lower activity levels in the U.S. and Canada as a result of a decline in rig related activity and exploration spending, which has reduced demand for completion, production drilling, evaluation and intervention products and services. We also experienced declines in Latin America with significant activity reductions in Argentina and Colombia due to the COVID-19 pandemic and lower demand for oil and gas.

•Eastern Hemisphere revenues decreased $375 million, or 15%, in 2020 compared to the 2019 Combined Period, also due to the decline in activity in the Middle East, North Africa, Asia and Russia due to the COVID-19 pandemic.

2019 vs 2018 Revenues

Consolidated revenues for the 2019 Combined Period decreased $529 million, or 9% compared to 2018. Excluding the impact of revenues from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, consolidated revenues were down $166 million, or 3%, in 2019 compared to 2018.

•Western Hemisphere revenues decreased $322 million, or 11%, in the 2019 Combined Period compared to 2018, due to lower activity levels in the U.S. and Canada as a result of a decline in rig related activity and exploration spending, which has reduced demand for completion, production, drilling, evaluation and intervention products and services. The decline in Canada was partially offset by higher activity in integrated service projects and product sales in Mexico.

•Eastern Hemisphere revenues decreased $207 million, or 8%, in the 2019 Combined Period compared to 2018. The decline in revenues was primarily due to lower revenues from our divested land drilling rigs businesses in the Middle East and North Africa, as well as our divested laboratories and surface logging businesses. Increased revenues in the completions product line partially offset this decline. Excluding the impact of revenues from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, revenues in 2019 increased $105 million, or 5% in 2019 compared to 2018.

Consolidated and Segment Operating Results

2020 vs 2019 Segment Operating Results

Successor segment operating income in 2020 was $55 million , a decrease of $139 million, compared to the 2019 Combined Period. The result was principally driven by the impact of the COVID-19 pandemic resulting in lower activity levels in North America as well as declines in activity internationally, primarily in Latin America, Middle East, North Africa and Russia.

Western Hemisphere Successor segment reported operating income of $18 million in the year ended December 31, 2020 declined $32 million, compared to the 2019 Combined Period. The segment income decline was impacted by lower activity levels in North America, Argentina and Colombia, the deterioration in demand for services due to the COVID-19 pandemic and weakening demand for oil and gas.

Eastern Hemisphere Successor segment reported operating income of $37 million for the year ended December 31, 2020 was down by $107 million compared to the 2019 Combined Period. The segment income decline was impacted by slowing activity levels, deterioration in demand for services due to the COVID-19 pandemic and weakening demand for oil and gas.

Weatherford International plc – 2020 Form 10-K | 28

Table of Contents    Item 7 | MD&A
2019 vs 2018 Segment Operating Results

Segment operating income decreased $133 million in the 2019 Combined Period compared 2018. The decrease was driven by lower activity levels, an unfavorable product mix in Canada and the United States, and start-up costs for projects in Latin America. These declines were partially offset by improved operating results from higher integrated service project activity in Latin America and operational improvements in the Eastern Hemisphere. Excluding the impact of operating results from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, segment operating results in 2019 declined $55 million compared to 2018.

•Western Hemisphere segment operating income declined $158 million, or 76%, in the 2019 Combined Period compared to 2018. The segment income decline was driven by lower activity levels, lower operating margin product sales in Canada, start-up costs for projects in Argentina and employee retention expenses. These declines were partially offset by improved operating results from higher integrated service project activity in Mexico.

•Eastern Hemisphere segment operating income improved $25 million, or 21%, in the 2019 Combined Period compared to 2018. The improvement in segment operating income was due to the lower direct expenses, cost improvements, partially offset by the impact of the divestitures. Excluding the impact of operating results from the divested portion of the land drilling rigs, laboratory services and surface logging businesses, segment operating results in 2019 improved $94 million compared to 2018.

Interest Expense, Net

Consolidated net interest expense of $266 million for year ended December 31, 2020 represents interest on our 11.0% Exit Notes, our 8.75% Senior Secured Notes and the write-off of unamortized deferred debt issuance costs of $15 million associated with the termination of our senior secured lending agreement (“ABL Credit Agreement”). See “Note 14 – Borrowings and Other Debt Obligations” to the Consolidated Financial Statements for further details on the refinancing.

Net interest expense was $12 million for the Successor Period 2019 representing interest expense on our Exit Notes and $362 million for the 2019 Predecessor Period, as compared to $614 million for the Predecessor in 2018. The decrease in interest expense for 2019 was primarily due to unrecognized contractual interest (no longer accruing interest) on our unsecured senior notes as well as the elimination of the amortization of deferred financing costs and debt discounts during the Chapter 11 proceedings, which began July 1, 2019, partially offset by interest on debtor-in-possession financing and default interest on our A&R Credit Agreement.

Other Income (Expense), Net

Successor other expense was $53 million for the year ended December 31, 2020 compared to Predecessor other expense of $26 million in 2019 and $59 million in 2018. Other expense was primarily driven by foreign currency exchange losses of $34 million for the year ended December 31, 2020 compared to $14 million for the 2019 Combined Period. The unfavorable change primarily relates to the weakening of foreign currencies following the onset of the COVID-19 pandemic. Other expense also includes letter of credit fees and other financing fees.

In 2019 and 2018, other expense was primarily driven by foreign currency exchange losses, letter of credit fees, other financing fees and non-service periodic pension and other post-retirement benefit expenses. Foreign exchange losses are typically due to the strengthening U.S. dollar compared to our foreign denominated operations. Included in other expense on the accompanying Consolidated Statements of Operations for the year ended December 31, 2018, was currency devaluation expense of $49 million primarily related to the devaluation of the Angolan kwanza due to a change in Angolan central bank policy in 2018.

Warrant fair value income was $70 million in 2018 related to the fair value adjustment to the Predecessor warrant liability. We did not have any warrant fair value income in 2020 or 2019. On May 21, 2019, the option period to exercise the warrants lapsed and the warrants expired unexercised with a fair value of zero. The change in fair value of the warrant during 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in the Predecessor’s stock price.

Weatherford International plc – 2020 Form 10-K | 29

Table of Contents    Item 7 | MD&A
In the year ended December 31, 2018 other expense included a cumulative bond tender loss of $34 million in “Other Expense, Net” on the accompanying Consolidated Statements of Operations. We did not have any bond tender loss in 2020 or 2019.

Income Taxes

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors, which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions, the impacts of tax planning activities and the resolution of tax audits. On September 26, 2019, our parent company ceased to be a Swiss tax resident and became an Irish tax resident subject to tax under the Irish tax regime. As a result, our effective rate differs from the Irish statutory tax rate as the majority of our operations are taxed in jurisdictions with different tax rates. In addition, we are unable to recognize tax benefit on our losses.

We record deferred tax assets for net operating losses and temporary differences between the book and tax basis of assets and liabilities that are expected to produce tax deductions in future periods. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those deferred tax assets would be deductible. The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) when determining whether a valuation allowance is required. The Company evaluates possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies, and the impact of fresh start accounting in making this assessment. The realizability of the deferred tax assets is dependent upon judgments and assumptions inherent in the determination of future taxable income, including factors such as future operation conditions (particularly as related to prevailing oil prices and market demand for our products and services). The Company concluded it was not able to realize the benefit of its deferred tax assets and has established a valuation allowance.

The income tax provision for the Successor year 2020 was $85 million as compared to a tax provision of $9 million for the Successor Period and $135 million for the Predecessor Period of 2019, and $34 million in 2018, which resulted in an effective tax rate of (5)%, (60)%, 3% and (1)%, respectively. Our tax expense is primarily driven by profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Impairments and other charges are subject to tax rules in our various jurisdiction as to their deductibility, but generally do not result in significant tax benefits to us due to our inability to forecast realization of such benefits.

Our results for the 2019 Predecessor period include $32 million of tax expense related to the Fresh Start accounting impacts and $14 million of tax benefit primarily related to goodwill and other asset impairments and write-downs. We also recognized $4.3 billion gain on Settlement of Liabilities Subject to Compromise as a result of the bankruptcy (See “Note 3 – Fresh Start Accounting”) with no tax impact due to it being attributed to Bermuda, which has no income tax regime, and the U.S., which resulted in the reduction of our U.S. unbenefited net operating losses carryforward under the operative tax statute and applicable regulations offset by the release of a similar amount of valuation allowance. Prepetition charges (charges prior to Petition Date) and reorganization items (charges after Petition Date) had no significant tax impact.

Our results for the 2018 Predecessor period include charges with $70 million tax benefit principally related to the $1.9 billion goodwill impairment. Other significant 2018 charges did not result in significant tax benefit.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our consolidated financial statements. As of December 31, 2020, we anticipate that it is reasonably possible that the amount of our uncertain tax positions of $222 million may decrease by up to $4 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

In response to the COVID-19 pandemic, many countries have enacted tax relief measures to provide aid and economic stimulus to companies impacted by the COVID-19 pandemic. For the Successor year ended December 31, 2020, there were no material tax impacts to our financial statements as it relates to COVID-19 tax relief measures.

Weatherford International plc – 2020 Form 10-K | 30

Table of Contents    Item 7 | MD&A
Restructuring Charges

In response to the impact of our business from the COVID-19 pandemic and the significant and sudden changes in oil and gas prices, we have continued to develop and execute on plans to rationalize and restructure our business and right-size our operations and personnel. Additional charges with respect to our ongoing cost reduction actions may be recognized in subsequent periods.

During the Successor year ended December 31, 2020, we incurred restructuring charges of $206 million. During the 2019 and 2018 Predecessor Periods, we recognized restructuring charges of $189 million and $126 million. Please see “Note 12 – Restructuring Charges” to our Consolidated Financial Statements for additional details of our charges by type and by segment.

Liquidity and Capital Resources

At December 31, 2020, we had total cash and cash equivalents and restricted cash of $1.3 billion of which $167 million was restricted cash, compared to total cash and cash equivalents and restricted cash of $800 million of which $182 million was restricted cash at December 31, 2019. The following table summarizes cash provided by (used in) each type of business activity, for the years ended December 31, 2020, 2019 and 2018:

	Successor		Predecessor
		From	From
	Year	12/14/2019	1/1/2019	Year
	Ended	through	through	Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Net Cash Provided by (Used in) Operating Activities	$210	$61	$(747)	(242)
Net Cash Provided by (Used in) Investing Activities	(75)	(14)	149	122
Net Cash Provided by (Used in) Financing Activities	348	(2)	749	168

Operating Activities

Cash provided by operating activities was $210 million and $61 million during the 2020 and 2019 Successor Periods. Cash provided by Successor operating activities during 2020 was driven by collections on our accounts receivables, partially offset by payments for interest and severance.

Cash used in operating activities was $747 million in the 2019 Predecessor Period compared to $242 million in 2018. Cash used in operating activities in 2019 and 2018 were driven by working capital needs, payments for debt interest, and severance and other restructuring and transformation costs. In 2019, cash used in operating activities also included payments for reorganization items and prepetition charges primarily for professional and other fees related to the Cases and retention and performance bonuses.

Investing Activities

Cash used in investing activities for the Successor was $75 million for the year ended December 31, 2020. The primary use of cash in investing activities were capital expenditures of $154 million for property, plant and equipment. The primary sources of cash from investing activities included $22 million from asset dispositions and $50 million from the maturity of our Angolan government bonds. The amount we spend for capital expenditures varies each year and is based on the types of contracts into which we enter, our asset availability and our expectations with respect to activity levels.

Cash used in investing activities was $14 million during the 2019 Successor Period primarily for capital expenditures, which was partially offset by adjustments to proceeds from a prior divestiture of a business. Our investing activities provided cash of $149 million during the 2019 Predecessor Period and $122 million during 2018.

Weatherford International plc – 2020 Form 10-K | 31

Table of Contents    Item 7 | MD&A
During the 2019 Successor Period, the primary use of cash from investing activities was $20 million capital expenditures for property, plant and equipment. During the 2019 Predecessor Period, the primary uses of cash in investing activities were (i) capital expenditures of $250 million for property, plant and equipment and (ii) cash paid of $13 million to acquire intellectual property and other intangibles, offset by the primary sources of cash that were (i) proceeds from the divestitures of businesses of $328 million (primarily from the divestitures of our rigs, laboratory services and surface data logging businesses) and (ii) proceeds of $84 million from the asset dispositions. See “Note 8 – Business Combinations and Divestitures” for additional information.

During 2018, the primary uses of cash in investing activities were (i) capital expenditures of $217 million for property, plant and equipment and the acquisition of assets held for sale and (ii) cash paid of $28 million to acquire intellectual property and other intangibles. During 2018, the primary sources of cash were (i) cash proceeds from the divestiture of business and investments of $257 million (primarily from the divestitures of our land drilling rigs businesses in Kuwait and Saudi Arabia, the continuous sucker rod service business in Canada and the sale of an equity investment) and (ii) cash proceeds of $106 million from the disposition of other assets.

Financing Activities

Cash provided by financing activities for the Successor was $348 million for the year ended December 31, 2020, sourced primarily from net proceeds of $453 million from the issuance of our Senior Secured Notes and offset by the repayment of debt, cash paid of $24 million related to a deferred consideration for our 2018 acquisition of our Qatari joint venture and other financing activities of $81 million.

On August 28, 2020, we completed a series of financing transactions that meaningfully enhanced our liquidity, including issuing $500 million of Senior Secured Notes, terminating our ABL Credit Agreement, and amending and increasing the size of our LC Credit Agreement to $215 million. See “Note 14 – Borrowings and Other Debt Obligations” to the Consolidated Financial Statements for further details.

Cash provided by financing activities was $749 million during the 2019 Predecessor Period.

On July 3, 2019, the Weatherford Parties borrowed approximately $1.4 billion under the DIP Credit Agreement and the proceeds were used to repay certain prepetition indebtedness, cash collateralize certain obligations with respect to letters of credit and similar instruments and finance the working capital needs and general corporate purposes of the Weatherford Parties and certain of their subsidiaries. On July 3, 2019, the Company repaid all outstanding amounts due under the secured Term Loan Agreement and 364-Day Credit Agreement totaling approximately $616 million with borrowings from our DIP Credit Agreement. In addition, we cash collateralized approximately $271 million of letters of credit and similar instruments with borrowings from the DIP Credit Agreement. See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” for additional details. The DIP Credit Agreement was repaid in full upon emergence from Bankruptcy on December 13, 2019.

As of the Petition Date, the Predecessor’s senior and exchangeable senior notes and related unpaid accrued interest totaling $7.6 billion were placed into liabilities subject to compromise during the bankruptcy period with respect to the Predecessor as shown in “Note 3 – Fresh Start Accounting”. Upon emergence from bankruptcy on December 13, 2019, the Predecessor’s senior and exchangeable senior notes were cancelled pursuant to the terms of the Plan, resulting in a gain on extinguishment of debt of $4.3 billion recognized in “Reorganization Items” on the Consolidated Statements of Operations.

On December 13, 2019, the Effective Date, we issued unsecured 11.00% Exit Notes due in 2024 for an aggregate principal amount of $2.1 billion (of which $500 million was in the form of Exit Takeback Notes to existing creditors on the senior notes being cancelled). Interest on the Exit Notes accrues at the rate of 11.00% per annum and is payable semiannually in arrears on June 1 and December 1. We commenced interest payments thereunder on June 1, 2020.

In the 2019 Predecessor Period, we had net short-term debt repayments of $347 million primarily from our borrowings and repayments of the DIP Credit Agreement and our Predecessor Revolving Credit Agreements, including the repayment of our 364-Day Credit Agreement. Our long-term debt repayments of $318 million on our Term Loan Agreement and financed leases.

Cash provided by financing activities was $168 million during the Predecessor year ended December 31, 2018. In February of 2018, we issued $600 million of our 9.875% senior notes due 2025 for net proceeds of $586 million. We used part of the proceeds from our debt offering to repay in full our 6.00% senior notes due March 2018 and to fund a concurrent tender offer to purchase all of our 9.625% senior notes due 2019.
Weatherford International plc – 2020 Form 10-K | 32

Table of Contents    Item 7 | MD&A

Net long- and short-term debt repayments, including the tender offer and borrowings under our revolving credit facilities, in 2018 totaled $378 million. We settled the tender offer for $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative bond tender loss of $34 million on these transactions in “Other Income (Expense)” on the accompanying Consolidated Statements of Operations. The debt repayments and bond tender premium payments were partially offset by net borrowings primarily under our revolving credit facilities of $158 million. Other financing activities in 2018 primarily included the costs incurred for the amended Credit Agreements and payments of non-controlling interest dividends.

See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and “Note 14 – Borrowings and Other Debt Obligations” and “for additional details of our financing activities.

Non-GAAP Free Cash Flow

Non-GAAP Free Cash Flow (“Free Cash Flow”) represents cash flow from operations less capital expenditures (including the acquisition of assets held for sale) plus proceeds from the disposition of assets. Free cash flow was a positive $78 million and positive $41 million during the 2020 and 2019 Successor Periods and a negative $913 million and negative $353 million during the 2019 and 2018 Predecessor Periods. Management believes that Free Cash Flow is useful to investors and management as an important liquidity measure of our ability to generate cash, pay obligations and grow the business and shareholder value. It is a non-GAAP financial measure that should be considered in addition to, not as substitute for or superior to, cash flow from operations.

Sources of Liquidity

Our sources of available liquidity going forward include cash generated by our operations, cash and cash equivalent balances, accounts receivable factoring, dispositions, and availability under our LC Credit Agreement. We have aggregate commitments of $215 million under the LC Credit Agreement for the issuance of letters of credit. At December 31, 2020, we had approximately $167 million in outstanding letters of credit under the LC Credit Agreement and availability of $48 million.

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

Exit and Senior Secured Notes and LC Credit Agreement

On December 13, 2019, the date of bankruptcy emergence, we issued unsecured 11.00% Exit Notes due in 2024 for an aggregate principal amount of $2.1 billion (of which $500 million was in the form of a Exit Takeback Notes to existing creditors on the senior notes being cancelled). Interest on the Exit Notes accrues at the rate of 11.00% per annum and is payable semiannually in arrears on June 1 and December 1. We commenced interest payments thereunder on June 1, 2020.

On August 28, 2020, we completed a series of financing transactions that meaningfully enhanced our liquidity, including issuing $500 million of Senior Secured Notes, terminating our ABL Credit Agreement, and amending and increasing the size of our LC Credit Agreement to $215 million. Interest of the Senior Secured Notes in 8.75% per annum and is payable semiannually on arrears on March 1 and September 1. See “Note 14 – Borrowings and Other Debt Obligations” to the Consolidated Financial Statements for further details.

The Company is subject to a $175 million minimum liquidity covenant under our amended LC Credit Agreement and Senior Secured notes and, as defined in the applicable documents, Weatherford had available liquidity of $928 million as of December 31, 2020. Under our amended LC Credit Agreement, the Company is also subject to a minimum secured liquidity (or cash in controlled accounts) covenant of $125 million. Our secured liquidity was $779 million at December 31, 2020. As of December 31, 2020, we were in compliance with the covenants of the indentures governing the Exit Notes and Senior Secured Notes and the LC Credit Agreement.

Weatherford International plc – 2020 Form 10-K | 33

Table of Contents    Item 7 | MD&A

Ratings Services’ Credit Ratings

As of December 31, 2020, our Moody’s Investor Services credit rating on the Senior Secured Notes and our senior secured LC Credit Agreement was Ba3, with a negative outlook. Our Exit Notes have a credit rating of B3 with a negative outlook. At December 31, 2020, our S&P credit rating on our Senior Secured Notes and our LC Agreement was B-, with a negative outlook. The credit rating on our Exit Notes was CCC with a negative outlook. The ratings from both agencies have been downgraded during 2020 from the ratings assigned at the end of 2019.

While we may continue to have access to credit markets, our credit rating, restrictions under our Exit Notes, Senior Secured Notes and LC agreement, and the industry downturn, could limit our ability to raise capital, refinance our existing debt, or could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest of our borrowings.

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

Cash Requirements
Our cash requirements will continue to include interest payments on our long-term debt, payments for capital expenditures, repayment of financed leases, payments for short-term working capital needs and costs associated with our revenue and cost improvement efforts under our restructuring plans, including severance payments. Our cash requirements may also include awards under our employee incentive programs and other amounts to settle litigation related matters. We anticipate funding these requirements from cash and cash equivalent balances, accounts receivable factoring and proceeds from disposals of businesses or capital assets that no longer fit our long-term strategy.

As of December 31, 2020, we had approximately $2.6 billion of long-term debt with $2.1 billion in aggregate principal amount maturing on December 1, 2024 and $500 million in aggregate principal amount maturing on September 1, 2024. We expect to have interest payments of approximately $275 million annually until the maturity of our senior notes. Please see “Note 14 – Borrowings and Other Debt Obligations” for additional details. Our payments on operating leases and purchase obligations, including capital expenditures in the upcoming year are expected to be approximately $91 million and $364 million, respectively. See “Note 13 – Leases” for details of our lease obligations by year.

Our capital spending for 2021 is projected to be approximately $140 million. Capital expenditures are expected to be used primarily to support the ongoing activities and commitments in our core business.

Cash and cash equivalents (including restricted cash of $167 million primarily related to cash collateral on our letters of credit) totaled $1.3 billion at December 31, 2020, and are held by subsidiaries outside of Ireland, our taxing jurisdiction. At December 31, 2020 we had approximately $160 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we are generally able to redeploy cash with minimal or no incremental tax.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discount and hold-back. The programs we factor under are uncommitted and thus we cannot assure they will be available as a source of liquidity. During the 2020 Successor Period, we sold accounts receivable balances of $90 million and received cash proceeds of $79 million. During the 2019 Combined Period, we sold accounts receivable of $206 million and received cash proceeds of $193 million. In 2018, we sold accounts receivables of $382 million and received cash proceeds of $373 million. Our factoring transactions were recognized as sales, and the proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.

Weatherford International plc – 2020 Form 10-K | 34

Table of Contents    Item 7 | MD&A
Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2020 and December 31, 2019, we had outstanding foreign currency forward contracts with notional amounts aggregating to $337 million and $389 million, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates. Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded in each period in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations. See “Note 16 – Derivative Instruments” for additional information.

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

On August 28, 2020, Weatherford International Ltd., as issuer, Weatherford International plc and Weatherford International, LLC, as guarantors, and the other subsidiary guarantors party thereto, entered into an indenture with Wilmington Trust, National Association, as trustee and collateral agent, and issued the 8.75% Senior Secured Notes due September 1, 2024 in an aggregate principal amount of $500 million.

On December 13, 2019, the date of bankruptcy emergence, or the effective date pursuant to the terms of the Plan, we issued unsecured 11.00% Exit Notes due December 1, 2024 of Weatherford Bermuda guaranteed by Weatherford Delaware for an aggregate principal amount of $2.1 billion.

Upon emergence from bankruptcy on December 13, 2019, the Predecessor’s senior notes, exchangeable senior notes, and guarantees under these instruments, were cancelled pursuant to the terms of the Plan. In addition, we repaid in full the Predecessor’s Amended and Restated Credit Agreement and Term Loan pursuant to the terms of the Plan. See “Note 3 – Fresh Start Accounting” for additional details related to our financial restructuring.

Letters of Credit and Surety Bonds

As of December 31, 2020, we had $338 million of letters of credit outstanding, consisting of $167 million under the LC Credit Agreement and $171 million under various uncommitted facilities (of which there was $164 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

In Latin America we utilize surety bonds as part of our customary business practice. As of December 31, 2020, we had surety bonds outstanding of $326 million, primarily in Latin America. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our LC Credit Agreement or surety bonds, our available liquidity would be reduced by the amount called.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Consolidated Financial Statements. We prepare these consolidated financial statements in conformity with U.S. GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Fresh Start Accounting
Weatherford International plc – 2020 Form 10-K | 35

Table of Contents    Critical Accounting Policies and Estimates

On the Effective Date in 2019, we adopted and applied the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or “Fresh Start Accounting.” Under Fresh Start Accounting, our balance sheet on the Effective Date reflects all of our assets and liabilities at fair value. Our emergence from bankruptcy and the adoption of Fresh Start Accounting resulted in a new reporting entity, referred to herein as the “Successor,” for financial reporting purposes. To facilitate discussion and analysis of our financial condition and results of operations herein, we refer to the reorganized Weatherford Parties as the Successor for periods subsequent to December 13, 2019 and as the “Predecessor” for periods on or prior to December 13, 2019. As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, our consolidated financial statements subsequent to December 13, 2019 are not comparable to our consolidated financial statements on or prior to December 13, 2019, and as such, “black-line” financial statements are presented to distinguish between the Predecessor and Successor Periods.

Allocation of Reorganization Value under Fresh Start Accounting

Upon emergence on December 13, 2019, we allocated the reorganization value under Fresh Start Accounting to the Company’s identifiable tangible and intangible assets and liabilities based on estimated fair values. The excess of the reorganization value over the amount allocated to the assets and liabilities was recorded as goodwill. We used all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and widely accepted valuation techniques such as discounted cash flows. We engaged third-party appraisal firms to assist in fair value determination of PP&E, inventories, leases, identifiable intangible assets and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

Goodwill

As a result of Fresh Start Accounting on December 13, 2019, we recognized and allocated $239 million of goodwill to our MENA and Russia reporting units and have presented that amount as of December 31, 2019 as Successor goodwill, which represents the excess of reorganization value over the fair value of our identifiable tangible and intangible assets and liabilities.

During the first and second quarters of 2020, the unprecedented global economic and industry conditions resulting from the decline in demand and impact from the COVID-19 pandemic were identified as goodwill and long-lived asset impairment indicators or triggering events. We identified lower exploration and production capital spending that resulted in lower drilling and forecasted activity. We performed interim quantitative goodwill assessment as of March 31, 2020 and June 30, 2020 as described in “Note 11 – Goodwill and Intangible Assets” to our Consolidated Financial Statements. The fair values of these two reporting units were determined using a combination of the income approach and the market approach for comparable companies in our industry, a Level 3 fair value analysis. Determining the fair value of the reporting units requires management to exercise significant judgments, including estimating the discounted future cash flows by reporting unit, specifically the forecasted revenue, forecasted operating margins and discount rates. Goodwill impairment occurs when the carrying amount of a reporting unit exceeds the fair value. We determined that the fair value of these reporting units were less than their carrying values, as a result of our impairment tests, we fully impaired our goodwill in the MENA and Russia reporting units as presented in “Impairments and Other Charges” on the accompanying Consolidated Statements of Operations.

Weatherford International plc – 2020 Form 10-K | 36

Table of Contents    Critical Accounting Policies and Estimates
Long-Lived Assets

Long-lived assets, which include PP&E, definite-lived intangibles and right of use assets, comprise a significant amount of our assets. We make estimates about their expected useful lives. The cost of the long-lived assets is then amortized over its expected useful life. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived asset groups as follows:

Asset Category	Estimated Useful Lives
Buildings and Leasehold Improvements	10 – 40 years or lease term
Rental and Service Equipment	3 – 10 years
Machinery and Other	2 – 12 years
Intangible Assets	5 – 10 years

In estimating the useful lives of our property, plant and equipment, we rely primarily on our actual experience with the same or similar assets. The useful lives of our intangible assets are determined by the years over which we expect the assets to generate a benefit based on legal, contractual or regulatory terms.

Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate that we may not be able to recover the carrying amount of the asset or asset group. Factors that might indicate a long-lived asset or asset group may not be recoverable may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, the introduction of competing technologies, legal challenges, a reduction in the utilization rate of the assets, a change in industry conditions, or a reduction in cash flows driven by pricing pressure as a result of oversupply associated with the use of the long-lived asset. The Company groups individual assets at the lowest level of identifiable cash flows and performs an undiscounted cash flow analysis to identify assets or asset groups that may not be recoverable. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset group, the asset group is not recoverable and impairment is recognized to the extent the carrying amount exceeds the estimated fair value of the asset group. A fair value assessment is performed on assets or asset groups identified as not being recoverable using a discounted cash flow analysis to determine if an impairment has occurred. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset or asset group. The discounted cash flow analysis consists of estimating the future cash flows that are directly associated with, and are expected to arise from, the use and eventual disposition of the asset over its remaining useful life. These estimated discounted cash flows are inherently subjective and includes significant assumptions, specifically the forecasted revenue, forecasted operating margins, and the discount rate assumptions and require estimates based upon historical experience and future expectations. The fair value of the asset or asset group is measured using market prices, or in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

We generally group operating assets by product line of the respective region. We have long-lived assets, such as facilities, utilized by multiple operating divisions that do not have identifiable cash flows and impairment testing for these long-lived assets is based on the consolidated entity.

The unprecedented global economic and industry conditions resulting from the decline in demand and impact from the COVID-19 pandemic were identified as impairment indicators. As a result, we performed impairment assessments quarterly in 2020 through analysis of the undiscounted cash flow of our asset groups, which include property, plant and equipment, definite-lived intangible assets, goodwill and right of use assets. As of March 31, 2020, and as of June 30, 2020, we identified that impairment occurred in certain asset groups and with the assistance of third-party valuation advisors we determined the fair value of those asset groups. Based on our impairment tests, we determined the carrying amount of certain long-lived asset groups exceeded their respective fair values and we recognized of long-lived asset impairments in “Impairments and Other Charges” on the accompanying Consolidated Statements of Operations during the year ended December 31, 2020. See “Note 10 – Long-Lived Asset Impairments”, “Note 11 – Goodwill and Intangible Assets” and “Note 15 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the impairment and the fair value determination used in the impairment calculation.

The fair values of our long-lived assets were determined using discounted cash flow or Level 3 fair value analyses. The unobservable inputs to the income approach included the estimated discounted future cash flows by asset group and significant
Weatherford International plc – 2020 Form 10-K | 37

Table of Contents    Critical Accounting Policies and Estimates
assumptions, specifically the forecasted revenue, forecasted operating margins, and discount rate assumptions used to determine the fair value of certain asset groups.

The 2019 impairments were due to the sustained downturn in the oil and gas industry that resulted in us having to reassess our disposal groups for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. The Level 3 fair values of the long-lived assets were determined using a combination of the market approach and the income approach. The market approach considered market sales values for similar assets. The unobservable inputs to the income approach included the assets’ estimated future cash flows and estimates of discount rates commensurate with the assets’ risks. See “Note 15 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the fair value determination used in the impairment calculation.

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

The decline and its impact on demand represent a significant adverse change in the business climate and an indication that some of our long-lived assets may not be recoverable. Based on the impairment indicators noted we performed an analysis of our long-lived assets in 2020, 2019 and 2018 and recorded long-lived and other asset impairment charges to adjust to fair value. See “Note 10 – Long-Lived Asset Impairments” for additional information regarding the long-lived assets impairment.

Management cannot predict the occurrence of future impairment-triggering events, so we continue to assess whether indicators of impairment to long-lived assets exist due to the current business conditions in the oilfield services industry.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See “Note 18 – Income Taxes” for detailed discussion of results.

We recognize the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in over 75 countries through hundreds of legal entities. As a result, we are subject to numerous tax laws in the jurisdictions, and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions in which we operate are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), withholding taxes based on revenue, and other alternative minimum taxes. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities.

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

Weatherford International plc – 2020 Form 10-K | 38

Table of Contents    Critical Accounting Policies and Estimates
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

We have considered various tax planning strategies that we would implement, if necessary, to enable the realization of our deferred tax assets; however, when the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to our income tax provision in the period in which the determination is made. The Company concluded it was not able to realize the benefits of its deferred tax assets and has established a valuation allowance. Our valuation allowance on our deferred tax assets was $1.5 billion at December 31, 2020.

Allowance for Credit Losses

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

We maintain an allowance for credit losses in order to record accounts receivable at their net realizable value. Significant judgment is involved in recognizing this allowance. The determination of the collectability requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness, as well as consideration of the overall business and political climate in which our customers operate. The allowance for credit losses in “Accounts Receivable, Net of Allowance for Credit Losses” was $32 million, or 4%, over total gross accounts receivable as of December 31, 2020 and was zero as of December 31, 2019 due to Fresh Start Accounting.

We believe that our allowance for credit loss is adequate to cover bad debt losses under current conditions. However, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A 5% change in the current allowance for doubtful accounts would have had an immaterial impact on loss before income taxes in 2020.

Inventory Reserves

Inventory represents a significant component of current assets and is stated at the lower of cost or net realizable value using either the first-in, first-out (“FIFO”) or average cost method. To maintain a book value that is the lower of cost or net realizable value, we maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we review inventory quantities on hand, future product demand, market conditions, production requirements and technological obsolescence. This review requires us to make judgments regarding potential future outcomes. Our estimates in 2020 included assessing the impact of the COVID-19 pandemic and the resulting impact to our business forecast. Our assessment of our inventory specifically identified inventory in which we could not forecast demand and excess and obsolete inventory. At December 31, 2020, inventory reserves of $119 million represented 14% of gross inventory and we had no reserves at December 31, 2019 as a result of fresh start accounting. We believe that our inventory reserves as of December 31, 2020 are adequate to properly state inventory at the lower of cost or net realizable value. See “Note 7 – Inventories, Net” for further details.

Weatherford International plc – 2020 Form 10-K | 39

New Accounting Pronouncements

See “Note 5 – New Accounting Pronouncements” to our Consolidated Financial Statements for additional information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Weatherford International plc – 2020 Form 10-K | 40

Table of Contents    Forward-Looking Statements
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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. We undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under “Part I – Item 1A. – Risk Factors”, sets forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

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
•further spread and potential for a resurgence of COVID-19 in a given geographic region and related disruptions to our business, customers, suppliers and other partners and additional regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including vaccination requirements and the associated availability of vaccines, restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions;
•the price and price volatility of, and demand for, oil, natural gas and natural gas liquids;
•member-country quota compliance within the Organization of Petroleum Exporting Countries (“OPEC”);
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

Weatherford International plc – 2020 Form 10-K | 41

Table of Contents    Item 8 | Financial Statements and Supplementary Data
Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

PAGE

Reports of Independent Registered Public Accounting Firm	43

Consolidated Statements of Operations for the year ended December 31, 2020 and the period from December 14, 2019 through December 31, 2019 (Successor periods), and for the period from January 1, 2019 through December 13, 2019 and the year ended December 31, 2018 (Predecessor periods)	46

Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2020 and the period from December 14, 2019 through December 31, 2019 (Successor periods), and for the period from January 1, 2019 through December 13, 2019 and the year ended December 31, 2018 (Predecessor periods)	47

Consolidated Balance Sheets as of December 31, 2020 and 2019	48

Consolidated Statements of Shareholders’ Equity (Deficiency) for the year ended December 31, 2020 and the period from December 14, 2019 through December 31, 2019 (Successor periods), and for the period from January 1, 2019 through December 13, 2019 and the year ended December 31, 2018 (Predecessor periods)	49

Consolidated Statements of Cash Flows for the year ended December 31, 2020 and the period from December 14, 2019 through December 31, 2019 (Successor periods), and for the period from January 1, 2019 through December 13, 2019 and the year ended December 31, 2018 (Predecessor periods)	50

Notes to Consolidated Financial Statements	51

Financial Statement Schedule II:

Valuation and Qualifying Accounts and Allowances	106
Weatherford International plc – 2020 Form 10-K | 42

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Weatherford International plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Weatherford International plc and subsidiaries (the Company) as of December 31, 2020 and December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficiency), and cash flows for the year ended December 31, 2020 and for the period from December 14, 2019 to December 31, 2019 (Successor periods), and for the period from January 1, 2019 to December 13, 2019 and for the year ended December 31, 2018 (Predecessor periods), and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the Successor and Predecessor periods, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New Basis of Accounting
As discussed in Notes 2 and 3 to the consolidated financial statements, on September 11, 2019, the United States Bankruptcy Court for the Southern District of Texas entered an order confirming the Company’s plan for reorganization under Chapter 11, which became effective on December 13, 2019. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification Subtopic 852-10, Reorganizations, for the Successor as a new entity with assets, liabilities, and a capital structure having carrying amounts not comparable with prior periods as described in Note 3.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Long-Lived Assets
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company records long-lived assets at cost and reviews such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. The Company groups individual assets at the lowest level of identifiable cash flows and performs an undiscounted cash flow analysis to identify assets or asset groups that may not be recoverable. A fair value assessment is
Weatherford International plc – 2020 Form 10-K | 43

performed on assets or asset groups identified as not being recoverable using a discounted cash flow analysis to determine if an impairment has occurred. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset or asset group. The carrying value of long-lived assets as of December 31, 2020 included property, plant and equipment, net of $1,236 million, definite-lived intangible assets of $810 million, and operating lease right-of-use assets of $138 million. The Company recognized an impairment charge of $814 million for the year ended December 31, 2020.

We identified the valuation of certain long-lived assets to be a critical audit matter. The significant assumptions used to determine the fair value of certain asset groups, specifically the forecasted revenues, forecasted operating margins, and the discount rate used in the estimated discounted future cash flows by asset group, were challenging to test. A high degree of subjective auditor judgment was required as changes to the significant assumptions could have a significant effect on the Company’s determination of the fair value of those asset groups. Additionally, specialized skills and knowledge were required in the assessment of the discount rate used in the valuation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls within the Company’s long-lived asset impairment process. This included controls related to the Company’s development of the significant assumptions listed above and the determination of fair value of certain asset groups. We evaluated the reasonableness of the significant assumptions by evaluating the Company’s development of the forecasted revenues and forecasted operating margins assumptions for certain asset groups. We evaluated the forecasted revenues and forecasted operating margins by asset group by comparing to relevant historical results, changes in the business, and external industry data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the selected discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable companies and (2) developing an estimate of those asset groups’ fair values by using the Company’s cash flow assumptions and the independently developed discount rate, and comparing the results to the Company’s fair value estimate.

Valuation of Goodwill
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company performs an impairment test for goodwill annually as of October 1 or more frequently whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The fair values of reporting units are determined using a combination of the income approach and the market approach. If the carrying value of a reporting unit were to exceed its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company recognized an impairment loss of $239 million during the year ended December 31, 2020 reducing the carrying value of goodwill as of December 31, 2020 to $0.

We identified the valuation of goodwill to be a critical audit matter. The significant assumptions used to determine the fair value of the Middle East and North Africa and the Russia, Turkmenistan and Kazakhstan reporting units, specifically the forecasted revenues, forecasted operating margins, and the discount rate used in the discounted future cash flows, were challenging to test. A high degree of subjective auditor judgment was required as changes to the significant assumptions could have a significant effect on the Company’s determination of the fair value of those reporting units. Additionally, specialized skills and knowledge were required in the assessment of the discount rate used in the valuation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls within the Company’s goodwill impairment process. This included controls related to the Company’s development of the significant assumptions listed above and the determination of fair value of the Middle East and North Africa and the Russia, Turkmenistan and Kazakhstan reporting units. We evaluated the reasonableness of the significant assumptions by evaluating the Company’s development of the forecasted revenues and forecasted operating margins assumptions for these reporting units. We evaluated the forecasted revenues and forecasted operating margins by reporting unit by comparing to relevant historical results, changes in the business, and external industry data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the selected discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable companies and (2) developing an estimate of those reporting units’ fair values by using the Company’s cash flow assumptions and the independently developed discount rate, and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Houston, Texas
February 19, 2021
Weatherford International plc – 2020 Form 10-K | 44

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Weatherford International plc:

Opinion on Internal Control Over Financial Reporting
We have audited Weatherford International plc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficiency), and cash flows for the year ended December 31, 2020 and for the period from December 14, 2019 to December 31, 2019 (Successor periods) and for the period from January 1, 2019 to December 13, 2019 and for the year ended December 31, 2018 (Predecessor periods), and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Houston, Texas
February 19, 2021
Weatherford International plc – 2020 Form 10-K | 45

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
		Period From	Period From
	Year	12/14/2019	1/1/2019
	Ended	through	through	Year Ended
(Dollars and shares in millions, except per share amounts)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Revenues:
Products	$1,435	$111	$1,819	$2,051
Services	2,250	150	3,135	3,693
Total Revenues	3,685	261	4,954	5,744
Costs and Expenses:
Cost of Products	1,257	100	1,685	1,887
Cost of Services	1,550	108	2,168	2,627
Research and Development	97	7	136	139
Selling, General and Administrative	837	45	895	894
Impairments and Other Charges	1,236	—	1,104	2,155
Restructuring Charges	206	—	189	126
Prepetition Charges	—	—	86	—
Gain on Sale of Operational Assets	(12)	—	(15)	—
Gain on Sale of Businesses, Net	—	—	(112)	—
Total Costs and Expenses	5,171	260	6,136	7,828
Operating Income (Loss)	(1,486)	1	(1,182)	(2,084)

Other Income (Expense):
Reorganization Items	(9)	(4)	5,389	—
Interest Expense, Net	(266)	(12)	(362)	(614)
Other Expense, Net	(53)	—	(26)	(59)
Income (Loss) Before Income Taxes	(1,814)	(15)	3,819	(2,757)
Income Tax Provision	(85)	(9)	(135)	(34)
Net Income (Loss)	(1,899)	(24)	3,684	(2,791)
Net Income Attributable to Noncontrolling Interests	22	2	23	20
Net Income (Loss) Attributable to Weatherford	$(1,921)	$(26)	$3,661	$(2,811)

Basic and Diluted Loss Per Share Attributable to Weatherford	$(27.44)	$(0.37)	$3.65	$(2.82)
Basic and Diluted Weighted Average Shares Outstanding	70	70	1,004	997

The accompanying notes are an integral part of these consolidated financial statements.
Weatherford International plc – 2020 Form 10-K | 46

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor		Predecessor
		Period From	Period From
		12/14/2019	1/1/2019
	Year Ended	through	through	Year Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Net Income (Loss)	$(1,899)	$(24)	$3,684	$(2,791)
Foreign Currency Translation	(38)	7	52	(240)
Defined Benefit Pension Activity	(14)	2	(11)	12
Interest Rate Derivative Loss	—	—	8	—
Other	—	—	—	1
Other Comprehensive Income (Loss)	(52)	9	49	(227)
Comprehensive Income (Loss)	(1,951)	(15)	3,733	(3,018)
Comprehensive Income Attributable to Noncontrolling Interests	22	2	23	20
Comprehensive Income (Loss) Attributable to Weatherford	$(1,973)	$(17)	$3,710	$(3,038)

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2020 Form 10-K | 47

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and shares in millions, except par value)	2020	2019
Assets:
Cash and Cash Equivalents	$1,118	$618
Restricted Cash	167	182
Accounts Receivable, Net of Allowance for Credit Losses of $32 at December 31, 2020 and $0 at December 31, 2019	826	1,241
Inventories, Net	717	972
Other Current Assets	349	440
Total Current Assets	3,177	3,453

Property, Plant and Equipment, Net of Accumulated Depreciation of $367 at December 31, 2020 and $25 at December 31, 2019	1,236	2,122
Goodwill	—	239
Intangible Assets, Net of Accumulated Amortization of $173 at December 31, 2020 and $9 at December 31, 2019	810	1,114
Operating Lease Right-of-Use Assets	138	256
Other Non-current Assets	73	109
Total Assets	$5,434	$7,293

Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$13	$13
Accounts Payable	325	585
Accrued Salaries and Benefits	297	270
Income Taxes Payable	185	205
Current Portion of Operating Lease Liabilities	71	79
Other Current Liabilities	471	520
Total Current Liabilities	1,362	1,672

Long-term Debt	2,601	2,151
Operating Lease Liabilities	177	213
Other Non-current Liabilities	357	341
Total Liabilities	4,497	4,377

Shareholders’ Equity:
Ordinary Shares - Par value $0.001; Authorized 1,356, Issued and Outstanding 70 at December 31, 2020 and 2019	—	—
Capital in Excess of Par Value	2,897	2,897
Retained Deficit	(1,947)	(26)
Accumulated Other Comprehensive Income (Loss)	(43)	9
Weatherford Shareholders’ Equity	907	2,880
Noncontrolling Interests (“NCI”)	30	36
Total Shareholders’ Equity	937	2,916
Total Liabilities and Shareholders’ Equity	$5,434	$7,293
The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2020 Form 10-K | 48

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ (Deficiency) Equity
Balance at December 31, 2017 (Predecessor)	$1	$6,655	$(5,763)	$(1,519)	$55	$(571)
Net Income (Loss)	—	—	(2,811)	—	20	(2,791)
Other Comprehensive Loss	—	—	—	(227)	—	(227)
Dividends Paid to NCI	—	—	—	—	(16)	(16)
Adoption of Accounting Standard	—	—	(97)	—	—	(97)
Equity Awards Granted, Vested and Exercised	—	52	—	—	—	52
Other	—	4	—	—	(20)	(16)
Balance at December 31, 2018 (Predecessor)	$1	$6,711	$(8,671)	$(1,746)	$39	$(3,666)
Net Income (Loss)	—	—	3,661	—	23	3,684
Other Comprehensive Income	—	—	—	49	—	49
Dividends Paid to NCI	—	—	—	—	(22)	(22)
Equity Awards Granted, Vested and Exercised	—	22	—	—	—	22
Equity Awards Vested and Cancelled in Connection With the Plan	—	24	—	—	—	24
Other Activity	—	—	—	—	2	2
Elimination of Predecessor Equity Balances	(1)	(6,757)	5,010	1,697	—	(51)
Issuance of New Ordinary Shares to Creditors in Connection with the Plan	—	2,837	—	—	—	2,837
Issuance of New Ordinary Shares to Prior Shareholders	—	29	—	—	—	29
Equity Value of Warrants	—	31	—	—	—	31
Fresh Start Adjustment to NCI	—	—	—	—	(8)	(8)
Balance at December 13, 2019 (Successor)	$—	$2,897	$—	$—	$34	$2,931
Net Income (Loss)	—	—	(26)	—	2	(24)
Other Comprehensive Income	—	—	—	9	—	9
Balance at December 31, 2019 (Successor)	$—	$2,897	$(26)	$9	$36	$2,916
Net Income (Loss)	—	—	(1,921)	—	22	(1,899)
Other Comprehensive Income	—	—	—	$(52)	—	(52)
Dividends Paid to NCI	—	—	—	—	(28)	(28)
Balance at December 31, 2020 (Successor)	$—	$2,897	$(1,947)	$(43)	$30	$937
The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2020 Form 10-K | 49

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Successor		Predecessor
		Period From	Period From
	Year	12/14/2019	1/1/2019	Year
	Ended	through	through	Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Cash Flows From Operating Activities:
Net Income (Loss)	$(1,899)	$(24)	$3,684	$(2,791)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	503	34	447	556
Gain on Settlement of Liabilities Subject to Compromise	—	—	(4,297)	—
Reorganization Items	—	—	(1,161)	—
Long-lived Asset Impairments	814	—	20	151
Goodwill Impairment	239	—	730	1,917
Inventory Charges	210	—	159	80
Asset Write-Downs and Other Charges	60	—	145	62
Employee Share-Based Compensation Expense	—	—	46	47
Gain on Sale Businesses, Net	—	—	(112)	—
Deferred Income Tax Provision (Benefit)	(5)	—	25	(79)
Change in Operating Assets and Liabilities, Net:
Accounts Receivable	378	36	(135)	(70)
Inventories	64	18	(215)	86
Accounts Payable	(250)	(79)	(72)	(90)
Other Assets and Liabilities, Net	96	76	(11)	(111)
Net Cash Provided by (Used in) Operating Activities	$210	$61	$(747)	$(242)
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	$(154)	$(20)	$(250)	$(186)
Acquisition of Assets Held for Sale	—	—	—	(31)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	4
Acquisition of Intangible Assets	(4)	(1)	(13)	(28)
Proceeds from Divestiture of Businesses and Investments	11	7	328	257
Proceeds from Disposition of Assets	22	—	84	106
Proceeds from Bond Maturities	50	—	—	—
Net Cash Provided by (Used in) Investing Activities	$(75)	$(14)	$149	$122
Cash Flows From Financing Activities:
Borrowings of Long-term Debt	$453	$—	$1,600	$586
Borrowings on Debtor in Possession (“DIP”) Credit Agreement	—	—	1,529	—
Repayment on DIP Credit Agreement upon Emergence	—	—	(1,529)	—
Repayments of Long-term Debt	(9)	(1)	(318)	(502)
Repayments of Short-term Debt, Net	(27)	(1)	(347)	158
DIP Financing Fees and Payments on Backstop Agreement	—	—	(137)	—
Deferred Consideration Payment	(24)	—	—	—
Other Financing Activities, Net	(45)	—	(49)	(74)
Net Cash Provided by (Used in) Financing Activities	$348	$(2)	$749	$168
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	1	1	(59)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	485	46	152	(11)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	800	754	602	613
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,285	$800	$754	$602
Supplemental Cash Flow Information
Interest Paid	$232	$—	$272	$584
Income Taxes Paid, Net of Refunds	$79	$2	$89	$99
 The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2020 Form 10-K | 50

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Weatherford International plc (“Weatherford Ireland”), an Irish public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a multinational oilfield service company. Weatherford is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. We operate in over 75 countries and have service and sales locations in oil and natural gas producing regions globally. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

The authorized share capital of Weatherford includes 1.356 billion ordinary shares with a par value of $0.001 per share. The delisting of our ordinary shares from the New York Stock Exchange (“NYSE”) became effective on April 27, 2020. Our ordinary shares were deregistered under Section 12(b) of the Exchange Act on July 16, 2020. We continue to evaluate listing options and intend to relist our ordinary shares when our Board of Directors determines market conditions are appropriate. The Company intends to continue filing periodic reports with the Securities and Exchange Commission (“SEC”) on a voluntary basis. Our ordinary shares trade on the OTC Pink Marketplace under the ticker symbol “WFTLF”.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the SEC for annual financial information. We consolidate all wholly owned subsidiaries and controlled joint ventures. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation, including those related to the adoption of new accounting standards. Prior year net income (loss) and shareholders’ equity (deficiency) were not affected by these reclassifications.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including those related to allowance for credit losses, inventory valuation reserves, recoverability of long-lived assets, valuation of goodwill, useful lives used in depreciation and amortization, income taxes and related valuation allowance, accruals for contingencies, actuarial assumptions to determine costs and liabilities related to employee benefit plans, and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Weatherford International plc – 2020 Form 10-K | 51

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
During bankruptcy in 2019 we segregated liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 proceedings and classified these items as “Liabilities Subject to Compromise” with respect to the Predecessor (as defined below) as shown in “Note 3 – Fresh Start Accounting”. In addition, we classified all income, expenses, gains or losses that were incurred or realized as a result of the Chapter 11 proceedings as “Reorganization Items” in our 2019 Consolidated Statements of Operations through the Effective Date.

In accordance with ASC 852, we qualified for and adopted fresh start accounting (“Fresh Start Accounting”) on the Fresh Start Reporting Date, at which point we became a new entity for financial reporting because (i) the holders of the then existing ordinary shares of the Predecessor company received less than 50% of the new ordinary shares of the Successor company outstanding upon emergence and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

Upon adoption of Fresh Start Accounting as reflected in “Note 3 – Fresh Start Accounting,” the reorganization value derived from the enterprise value associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their estimated fair values (except for deferred income taxes), with the remaining excess value allocated to Goodwill in accordance with ASC 805 – Business Combinations. Deferred income tax amounts were determined in accordance with ASC 740 – Income Taxes. The Effective Date fair values of the Company’s assets and liabilities differ materially from their recorded values as reflected on the Predecessor balance sheets.

References to “Predecessor” relate to the Consolidated Statements of Operations for the period from January 1, 2019 through and including the adjustments from the application of Fresh Start Accounting on December 13, 2019 and for the year ended December 31, 2018 (“Predecessor Periods”). References to “Successor” relate to the Consolidated Balance Sheets of the reorganized Company as of December 31, 2020 and 2019 and Consolidated Statements of Operations for the year ended December 31, 2020 and for the period from December 14, 2019 through December 31, 2019 (“Successor Periods”) and are not comparable to the Consolidated Financial Statements of the Predecessor as indicated by the “black line” division in the financials and footnote tables, which emphasizes the lack of comparability between amounts presented. In addition, “Note 3 – Fresh Start Accounting” provides a summary of the Predecessor Consolidated Balance Sheet as of December 13, 2019 in the first column, and then presents adjustments to reflect the Plan and fresh start impacts to derive the opening Successor Consolidated Balance Sheet as of December 13, 2019. The Company’s financial results for periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Our restricted cash balance of $167 million at December 31, 2020 and $182 million at December 31, 2019 primarily includes cash collateral for certain of our letters of credit facilities. At December 31, 2019, restricted cash also included cash escrowed for the payment of bankruptcy professional fees.

Allowance for Credit Losses on Accounts Receivables

We establish an allowance for credit losses based on various factors to include historical experience, current conditions and environments in which our customers operate, the aging status and reasonable and supportable forecasts. Our customer base has generally similar collectability risk characteristics, although risk profiles can vary between larger independent customers and state-owned customers, which may have a lower risk than smaller independent customers. Provisions for credit losses are recorded based on estimated losses that customer accounts are uncollectible.

Major Customers and Credit Risk

Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform periodic credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain allowances for credit losses. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of
Weatherford International plc – 2020 Form 10-K | 52

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
our international sales are to large international or national oil companies and these sales may result in a concentration of receivables from such companies.

As of December 31, 2020, the Eastern and Western Hemisphere accounted for 54% and 46%, respectively, of our total net outstanding accounts receivable on our Consolidated Balance Sheets. As of December 31, 2020, accounts receivable in Mexico and the U.S. accounted for 23% and 12%, respectively, of our total net outstanding account receivables. No other country accounted for more than 10% of our net outstanding accounts receivables balance. For the years ended December 31, 2020, 2019 and 2018, no individual customer accounted for more than 10% of our consolidated revenues.

Inventories

We state our inventories at the lower of cost or net realizable value using either the first-in, first-out (“FIFO”) or average cost method. Cost represents third-party invoice or production cost. Production cost includes material, labor and manufacturing overhead. To maintain a carrying value that is the lower of cost or net realizable value, we regularly review inventory quantities on hand and compare to estimates of future product demand, market conditions, our production requirements, and technological developments. We maintain reserves for excess, slow moving and obsolete inventory and we may periodically recognize additional charges for inventory in which we determine there is no forecasted demand.

Inventory held as of our 2019 emergence date was remeasured to fair value. Refer to Note 3 – Fresh Start Accounting for further details.

Property, Plant and Equipment (“PP&E”)

PP&E, both owned and under finance leases, is initially stated at cost and depreciated over its estimated life. Subsequently, PP&E is measured at cost less accumulated depreciation and impairment losses. The carrying values are based on our estimates and judgments relative to capitalized costs, useful lives and salvage value, where applicable.

We expense maintenance and repairs as incurred. We capitalize expenditures for improvements as well as renewals and replacements that extend the useful life of the asset. We depreciate our fixed assets on a straight-line basis over their estimated useful lives, allowing for salvage value where applicable.

The estimated useful lives of our major classes of PP&E are as follows:

Major Classes of Property, Plant and Equipment	PP&E Estimated Useful Lives
Buildings and leasehold improvements	10 – 40 years or lease term
Rental and service equipment	3 – 10 years
Machinery and other	2 – 12 years

PP&E held as of our 2019 emergence date was remeasured to fair value and new estimated useful lives were determined. Refer to Note 3 – Fresh Start Accounting for further details.
Weatherford International plc – 2020 Form 10-K | 53

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

Goodwill and Intangible Assets

Goodwill represents the excess of consideration paid (or with respect to our 2019 Fresh Start Accounting, the excess of reorganization value) over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is evaluated for impairment. When we have recognized goodwill on our consolidated balance sheet, we performed an impairment test for goodwill annually as of October 1 or more frequently whenever events and changes in the circumstances indicates that the carrying value of a reporting unit might exceed its fair value. The quantitative step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units that have goodwill assigned with their carrying values. If the carrying value of a reporting unit’s goodwill were to exceed its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

With respect to the Successor and as a result of Fresh Start Accounting, our newly established identifiable intangible assets included developed technologies and our trade name. Successor identifiable intangible assets are being amortized on a straight-line basis over their estimated economic lives generally ranging from five to 10 years. As many areas of our business rely on patents and proprietary technology, we seek patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. We capitalize patent defense costs when we determine that a successful defense is probable.

Long-Lived Assets

Long-lived assets consisting of PP&E, intangible assets, and operating lease right-of-use assets are initially recorded at cost and reviewed whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset or asset group, a significant change in the long-lived asset’s physical condition, the introduction of competing technologies, legal challenges, a reduction in the utilization rate of the assets, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors are present, the Company performs an undiscounted cash flow analysis to identify if the asset or asset group may not be recoverable. A fair value assessment is performed on assets or asset groups identified as not being recoverable using a discounted cash flow analysis to determine if an impairment has occurred. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset or asset group. We estimate the fair value of the asset or asset group using market prices when available or, in the absence of market prices, based on an estimate of discounted cash flows or replacement cost. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset.

Long-lived assets held as of our 2019 emergence date were remeasured to fair value. Refer to Note 3 – Fresh Start Accounting for further details.

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Derivative Financial Instruments

We record derivative instruments on the balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in current earnings.

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

For our subsidiaries that have a functional currency that differs from the currency of their balances and transactions, inventories, PP&E and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured into the functional currency using historical exchange rates. All monetary assets and liabilities are remeasured into the functional currency at current exchange rates. All revenues and expenses are translated into the functional currency at
Weatherford International plc – 2020 Form 10-K | 54

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
average exchange rates. Remeasurement gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. We record net foreign currency gains and losses on foreign currency derivatives (see “Note 16 – Derivative Instruments”) and currency devaluation charges, when incurred, in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations.

Share-Based Compensation

We account for all share-based payment awards, including shares issued under restricted shares, restricted share units and performance units by measuring these awards at the date of grant and recognizing the grant date fair value as an expense, net of expected forfeitures, over the service period, which is usually the vesting period.

Income Taxes

We account for taxes under the asset and liability method. Income taxes have been provided based upon the tax laws and rates in the countries in which our operations are conducted and income is earned. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The impact of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

Leases

We lease certain facilities, land, vehicles, and equipment. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). Upon adoption, operating right of use (“ROU”) assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. We determine if an arrangement is classified as a lease at inception of the arrangement. As most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate, together with the lease term information available at commencement date of the lease, in determining the present value of lease payments, which is updated on a quarterly basis. For certain equipment leases, such as copiers and vehicles, we account for the leases under a portfolio method. Operating lease payments include related options to extend or terminate lease terms that are reasonably certain of being exercised.

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

Weatherford International plc – 2020 Form 10-K | 55

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Revenue Recognition

We account for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all of the related amendments, collectively referred to as “Topic 606”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenue is derived from short term contracts. Our services and products are generally sold based upon purchase orders, contracts or other legally enforceable arrangements with our customers that included fixed or determinable prices but do not generally include right of return provisions or other significant post-delivery obligations.

The unmanned equipment that we lease to customers under operating leases consist primarily of drilling rental tools and artificial lift pumping equipment. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. We include revenue from these leases within “Services Revenue” on our Consolidated Statement of Operations.

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

Consideration under certain contracts such as turnkey or lump sum contracts may be classified as contract assets as the invoicing occurs once the performance obligations have been satisfied while the customer simultaneously receives and consumes the benefits provided. We also have receivables for work completed on service contracts but not billed in which the rights to consideration are conditional and would be classified as contract assets. We may also have contract liabilities and defer revenues for certain product sales that are not distinct from their installation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

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

We account for individual products and services separately if they are distinct and the product or service is separately
Weatherford International plc – 2020 Form 10-K | 56

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration, including any discounts, is allocated between separate products and services based on their standalone selling prices. The standalone selling prices are determined based on the prices at which we separately sell our products and services. For items not sold separately (e.g. term software licenses in our Completion and Production product line), we estimate standalone selling prices using the adjusted market assessment approach. Costs of relocating equipment without contracts are expensed as incurred.

The nature of our contracts gives rise to several types of variable consideration, including claims and lost-in-hole charges. Our claims are not significant and lost-in-hole charges are constrained variable consideration. We do not estimate revenue associated with these types of variable consideration.

Under certain contracts, we may incur rebillable expenses including shipping and handling, third-party inspection and repairs, and customs costs and duties. If reimbursable by customers we recognize the revenue associated with these rebillable expenses as “Product Revenues” and all related costs as “Cost of Products” in the accompanying Consolidated Statements of Operations.

We provide certain assurance warranties on product sales which range from one to five years but do not offer extended warranties on any of our products or services. These assurance warranties are not separate performance obligations thus no portion of the transaction price is allocated to our obligations under these warranties.

Earnings (Loss) per Share

Basic earnings (loss) per share for all periods presented equals net income (loss) divided by the weighted average shares outstanding during the period including participating securities. Diluted earnings (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including participating securities and any potential dilutive shares, when applicable.

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

Payments Due on Certain Indebtedness

The Weatherford Parties’ 7.75% Senior Notes due 2021, 8.25% Senior Notes due 2023 and 6.80% Senior Notes due 2037 (together, “Certain Senior Notes”) provided for an aggregate $69 million interest payment that became due on June 15, 2019. The applicable indenture governing the Certain Senior Notes provided a 30-day grace period that extended the latest date for making this interest payment to July 16, 2019, before an event of default would occur under the applicable indenture. The Weatherford Parties elected to not make this interest payment on the due date and to utilize the 30-day grace period provided by the indentures. As a result of filing the Cases on July 1, 2019, an event of default occurred under each indenture governing these unsecured notes, which automatically accelerated maturity of the principal, plus any accrued and unpaid interest, on such series of unsecured notes and certain other obligations of the Weatherford Parties. Any efforts to enforce such payment obligations under the unsecured notes or other accelerated obligations of the Weatherford Parties were automatically stayed as a result of the Cases, and the creditors’ rights of enforcement in respect of the unsecured notes and other accelerated obligations of the Weatherford Parties were subject to the applicable provisions of the Bankruptcy Code. In addition, all of the Weatherford
Weatherford International plc – 2020 Form 10-K | 57

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Parties’ prepetition unsecured senior notes and related unpaid interest were classified as “Liabilities Subject to Compromise” on our 2019 Consolidated Balance Sheets during bankruptcy as further defined herein and in subsequent disclosures throughout and with respect to the Predecessor as shown in “Note 3 – Fresh Start Accounting”.

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
Weatherford International plc – 2020 Form 10-K | 58

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
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

Debtor in Possession Credit Agreement

On July 3, 2019, the Weatherford Parties entered into a senior secured superpriority debtor in possession credit agreement (the “DIP Credit Agreement”). The DIP Credit Agreement had two debtor in possession (“DIP”) facilities to provide liquidity during the pendency of the Cases. The facilities consisted of (a) a DIP revolving credit facility in the principal amount of up to $750 million provided by banks or other lenders and (b) a DIP term loan facility in the amount of up to $1.0 billion, which was fully backstopped by the Consenting Creditors. The DIP Credit Agreement matured on the date of completion of the Transaction.

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

The amended RSA and the confirmed Plan contemplated a comprehensive deleveraging of our balance sheet and provided, in pertinent part, and were executed as follows (as further described in later paragraphs):

•Our existing unsecured notes were cancelled and exchanged for 99% of the ordinary shares of the reorganized Company (“New Common Stock”) and the Weatherford Parties issued a single tranche of up to $2.1 billion aggregate principal amount of new Exit Notes upon emergence from bankruptcy, consisting of up to $1.6 billion of Exit Rights Offering Notes (fully backstopped by Commitment Parties in the Backstop Commitment Agreement) issued for cash to holders of subscription rights issued in a rights offering and $500 million of Exit Takeback Notes issued on a pro rata basis with a five-year maturity.

•All trade claims against the Company whether arising prior to or after the commencement of the Cases were paid in full in the ordinary course of business.

•Our existing equity was cancelled and exchanged for 1% of the New Common Stock and four-year warrants to purchase 10% of the New Common Stock, both subject to dilution on account of the equity issued pursuant
Weatherford International plc – 2020 Form 10-K | 59

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
to the management incentive plan. The strike price of the warrants was set at an equity value at which the noteholders received a recovery equal to par as of the date of the commencement of the Cases in respect of the existing unsecured notes and all other general unsecured claims that were pari passu with the existing unsecured notes.

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
(3)all outstanding obligations under our unsecured senior and exchangeable notes were cancelled and the applicable agreements governing such obligations were terminated;
(4)the senior secured superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”) the Company previously entered into was paid in full and terminated;
(5)the Company issued a $2.1 billion aggregate principal amount of unsecured 11.00% Exit Notes due 2024; for additional details see “Note 14 – Borrowings and Other Debt Obligations”;
(6)the Company entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent; for additional details see Note 14 – Borrowings and Other Debt Obligations;
Weatherford International plc – 2020 Form 10-K | 60

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
(7)the Company entered into a senior secured letter of credit agreement in an aggregate amount of $195 million (the “LC Credit Agreement”) for issuance of bid and performance letters of credit; for additional details see Note 14 – Borrowings and Other Debt Obligations;
(8)the Company issued 69,999,954 shares of Successor new ordinary shares (“New Ordinary Shares”) to the holders of the Company’s existing senior notes and holders of the existing ordinary shares (“Old Ordinary Shares”); for additional details see “Note 20 – Shareholders’ Equity (Deficiency)”;
(9)the Company issued warrants (the “New Warrants”), to holders of the Company’s existing Old Ordinary Shares, to purchase up to an aggregate of 7,777,779 New Ordinary Shares in the Company at an exercise price of $99.96 per ordinary share. The New Warrants are exercisable until the earlier of December 13, 2023 and the date of consummation of any liquidity event as defined in the Warrant Agreement; for additional details see “Note 20 – Shareholders’ Equity (Deficiency)”.
Prepetition Charges

Expenses, gains and losses were realized or incurred before July 1, 2019 and in relation to the Cases are recorded under the caption “Prepetition Charges” on our 2019 Predecessor Consolidated Statements of Operations. The $86 million of prepetition charges primarily consisted of professional and other fees related to the Cases.

Reorganization Items

Any expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and as a direct result of the Cases are recorded under “Reorganization Items” on our Consolidated Statements of Operations for the Predecessor and Successor Periods and consisted of the following:

	Successor		Predecessor
		Period From	Period From
		12/14/2019	1/1/2019
	Year Ended	through	through
Reorganization Gain (Expense) (Dollars in millions)	12/31/2020	12/31/2019	12/13/2019
Gain on Settlement of Liabilities Subject to Compromise	$—	$—	$4,297
Fresh Start Valuation Adjustments	—	—	1,434
Reorganization Items for Plan Effects (Non-Cash)	—	—	5,731

Unamortized Debt Issuance and Discount	$—	$—	$(128)
Unamortized Interest Rate Derivative Loss	—	—	(8)
Reorganization Items (Non-Cash)	—	—	(136)

Backstop Commitment Fees	$—	$—	$(81)
DIP Financing Fees	—	—	(56)
Professional Fees	(9)	(4)	(69)
Reorganization Fees	(9)	(4)	(206)

Total Reorganization Items	$(9)	$(4)	$5,389

Reorganization Items (Fees) Unpaid	$—	$30	$30
Reorganization Items (Fees) Paid	$39	$4	$176
Weatherford International plc – 2020 Form 10-K | 61

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
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

The contractual interest expense on our Senior and Exchangeable Senior Notes is in excess of recorded interest expense on these notes by $257 million during the bankruptcy proceeding from the Petition Date until the Effective Date and was not included as interest expense on the Consolidated Statements of Operations for the Predecessor Period because the Company discontinued accruing interest subsequent to the Petition Date in accordance with ASC 852. We did not make any interest payments on Predecessor Senior and Exchangeable Senior Notes subsequent to the commencement of the Cases.

Weatherford International plc – 2020 Form 10-K | 62

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
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

The reorganization value derived from the range of enterprise values associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their estimated fair values (except for deferred income taxes) with the remaining excess value allocated to goodwill in accordance with ASC 805 – Business Combinations. The amount of deferred income taxes recorded was determined in accordance with ASC 740 – Income Taxes. The Effective Date fair values of the Company’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets.

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

With the assistance of third-party valuation advisors, we determined the enterprise and corresponding equity value of the Successor using various valuation methods, including: (i) a calculation of the present value of future cash flows based on our financial projections, and (ii) a peer group trading analysis. The enterprise value and corresponding equity value were dependent upon achieving the future financial results set forth in our valuations, as well as the realization of certain other
Weatherford International plc – 2020 Form 10-K | 63

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, upon emergence we could not assure that the estimates, assumptions, valuations or financial projections would be realized, and actual results could vary materially.

Valuation Process

The fair values of the Company’s principal assets, including inventory, rental and service equipment, real property, and intangible assets were estimated with the assistance of third-party valuation advisors. In addition, we also estimated the fair value of the Company’s lease liabilities, Exit Notes, and New Warrants.

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

Weatherford International plc – 2020 Form 10-K | 64

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
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
Weatherford International plc – 2020 Form 10-K | 65

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

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
Weatherford International plc – 2020 Form 10-K | 66

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Reorganization Adjustments (Dollars in Millions)

Reorganization adjustments required in connection with the application of Fresh Start Accounting and the allocation of the enterprise value to our individual assets and liabilities by reporting unit resulted in the following Reorganization Adjustments.

(1)Represent amounts recorded as of the Effective Date for the implementation of the Plan, including, among other items, settlement of the Predecessor’s liabilities subject to compromise, repayment of certain of the Predecessor’s debt, issuances of the Successor’s common shares, proceeds received from the Successor’s debt offering and transfer of restricted cash for the issuance of the Successor’s debt.
(2)Net change in Cash and Cash Equivalents:

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

(3)Net change in Restricted Cash:

Payment to Escrow Professional Fees	$30
Cash Collateral Released	(167)
Net Change in Restricted Cash	$(137)

(4)Represents the reclass of amounts to deferred financing fees on the Exit Credit Agreements.

(5)Net change in Other Non-current Assets include the following:

Payment on Deferred Financing Fees, Including Professional Fees, on the Exit Credit Agreements.	$22
Reclass of amounts from Other Current Assets to deferred financing fees on the Exit Credit Agreements.	4
Accrual of Deferred Financing Fees on the Exit Credit Agreements	1
Write-off of Deferred Financing Fees on the A&R Credit Agreement	(2)
Net Change in Other Non-current Assets	$25

(6)Represents the payment in full on the DIP Credit Agreement Principal.

(7)Represents the payment in full on the A&R Credit Agreement Principal.

(8)The decrease in Accounts Payable represents the payment on professional fees offset by the accrual of deferred financing fees.

(9)Net change in Other Current Liabilities include the following:

Payments of Other Liabilities	$(18)
Payment of Interest on the DIP Credit Agreement	(3)
Payment of Interest on the A&R Credit Agreement	(1)
Net Change in Other Current Liabilities	$(22)
Weatherford International plc – 2020 Form 10-K | 67

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
(10)Changes in Long-term debt include the issuance of the unsecured 11.00% Exit Notes Due 2024 which is comprised of $1.6 billion of the Exit Rights Offering Notes and $500 million of the Exit Takeback Notes, offset by the accrual of deferred financing fees.

(11)Liabilities Subject to Compromise to be settled in accordance with the Plan and the resulting gain were determined as follows:

Liabilities Subject to Compromise	$7,634
Distribution of equity to creditors	(2,837)
Issue Exit Takeback Notes to creditors	(500)
Gain on Settlement of Liabilities Subject to Compromise	$4,297

(12)Represents the cancellation of Predecessor Ordinary Shares at Par Value.

(13)Represents the issuance of New Ordinary Shares to Creditors and Prior Ordinary Share Holders at Par Value.

(14)Net change in Predecessor Capital in Excess of Par Value include the following:

Acceleration of share-based compensation	$24
Cancellation of Predecessor Ordinary Shares	1
Issuance of New Ordinary Shares to Prior Ordinary Share Holders	(29)
Issuance of New Warrant to Prior Ordinary Share Holders	$(31)
Net Change in Predecessor Capital in Excess of Par Value	$(35)

(15)Net change in Successor Capital in Excess of Par Value include the following:

Issuance of New Ordinary Shares to Creditors	$2,837
Issuance of New Warrant to Prior Ordinary Share Holders	31
Issuance of New Ordinary Shares to Prior Ordinary Share Holders	29
Net Change in Successor Capital in Excess of Par Value	$2,897

(16)Net Change in Retained Deficit include the following:

Gain on Settlement of Liabilities Subject to Compromise	$4,297
Acceleration of share-based compensation	(24)
Write-off of deferred financing fees on the A&R Credit Agreement	(2)
Net Change in Retained Deficit	$4,271

Fresh Start Adjustments (Dollars in Millions)

(17)Changes in Inventories, Net reflect the fair value adjustment of $84 million.

	Successor Fair Value	Predecessor Historical Value
Raw Materials, Components and Supplies	78	$78
Work in Process	51	55
Finished Goods	858	938
Totals	$987	$1,071
Weatherford International plc – 2020 Form 10-K | 68

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
(18)Reflects the elimination of current deferred costs associated with contracts with customers of $10 million and the elimination of certain prepaid taxes of $4 million due to the adoption of Fresh Start Accounting.

(19)Changes in Property, Plant and Equipment, Net reflect the fair value adjustment of $289 million.

	Successor Fair Value	Predecessor Historical Value
Land, Buildings and Leasehold Improvements	$569	$1,205
Rental and Service Equipment	1,280	4,697
Machinery and Other	278	1,543
	2,127	7,445
Less: Accumulated Depreciation	—	(5,607)
Property, Plant and Equipment, Net	$2,127	$1,838

(20)Reflects the recognition of Goodwill.

(21)Changes in Intangible Assets reflect the fair value adjustment of $957 million.

	Successor Fair Value	Predecessor Historical Value
Developed and Acquired Technology	$728	$74
Trade Name	395	—
Customer Relationships and Contracts	—	39
Other	—	53
Totals	$1,123	$166

(22)Reflects the fair value adjustment to the increase the Company’s Right of Use Assets by $13 million and Non-current Deferred Tax Asset by $14 million.

(23)Reflects the fair value adjustment to the Company’s current portion of financed lease obligations.

(24)Reflects the fair value adjustments to (i) increase the current portion of operating lease obligations by $5 million, (ii) decrease deferred revenues associated with contracts with customers by $29 million, and (iii) decrease intangible liability by $15 million.

(25)Reflects the fair value adjustment to the Company’s long-term portion of financed lease obligations.

(26)Reflects the fair value adjustment to (i) increase the long-term portion of operating lease obligations by $22 million, (ii) decrease the intangible liability by $7 million, and (iii) record a Non-current Deferred Tax Liability of $43 million.

(27)Reflects the cumulative impact of Fresh Start Accounting adjustments discussed herein and the elimination of Predecessor accumulated other comprehensive loss and Predecessor accumulated deficit.

(28)Reflects the fair value adjustment to noncontrolling ownership interests in certain subsidiaries.

Weatherford International plc – 2020 Form 10-K | 69

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
4. Impairments and Other Charges

We recorded the following in “Impairments and Other Charges” on the accompanying Consolidated Statements of Operations:

	Successor		Predecessor
		Period From	Period From
	Year	12/14/2019	1/1/2019
	Ended	through	through	Year Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Long-lived Asset Impairments	$814	$—	$20	$151
Goodwill Impairment	239	—	730	1,917
Inventory Charges	138	—	117	—
Asset Write-downs and Rigs Related Charges	11	—	132	58
Other Charges, Net	34	—	105	29
Total Impairment and Other Charges	$1,236	$—	$1,104	$2,155

We recognized long-lived asset and goodwill impairments as further described in “Note 10 – Long-Lived Asset Impairments” and “Note 11 – Goodwill and Intangible Assets”, respectively and inventory charges as further described in “Note 7 – Inventories, Net”. See also “Note 8 – Business Combinations and Divestitures.”

5. New Accounting Pronouncements

Accounting Standards Adopted

On January 1, 2020, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in previous U.S. GAAP with a methodology (Current Expected Credit Losses model, or CECL) that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. We estimate expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Our customer base has generally similar collectability risk characteristics, although risk profiles can vary between larger independent customers and state-owned customers, which may have a lower risk than smaller independent customers. The updated guidance applies to (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, and (ii) loan commitments and other off-balance sheet credit exposures. The adoption of this standard update did not have a material impact on our 2020 Consolidated Financial Statements.

Accounting Standards Issued Not Yet Adopted

Evaluations of all other new accounting pronouncements that have been issued, but not yet effective are on-going, and at this time are not expected to have a material impact on our Consolidated Financial Statements.

Weatherford International plc – 2020 Form 10-K | 70

6. Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. Our factoring transactions were recognized as sales, and the proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows. The loss on sale of accounts receivable was immaterial for all periods. The following table presents accounts receivable sold and the cash proceeds, net of discount and hold-back.

	Successor		Predecessor
		Period From	Period From
	Year	12/14/2019	1/1/2019	Year
	Ended	through	through	Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Accounts Receivable Sold	$90	$7	$199	$382
Cash Proceeds from Sale of Accounts Receivable	$79	$7	$186	$373

7. Inventories, Net

Inventories, net of reserves of $119 million and $0 as of December 31, 2020 and December 31, 2019, respectively, by category were as follows:

	December 31,
(Dollars in millions)	2020	2019
Finished Goods	$655	$830
Raw Materials, Components and Supplies	62	142
Total Inventory	$717	$972

During the 2020 and 2019 Successor Periods and the 2019 and 2018 Predecessor Periods, inventory charges were $210 million, $0, $159 million and $80 million, respectively. Inventory charges recognized included write-downs for excess and obsolete inventory considered commercially unviable or technologically obsolete considering current and future demand, as a result of the volatility in oil and gas commodity demand, the downturn in the oil and gas industry and in 2020, the impact of the COVID-19 pandemic. These charges were recognized in the following captions on our Consolidated Statements of Operations:

	Successor		Predecessor
		Period From	Period From
	Year	12/14/2019	1/1/2019	Year
	Ended	through	through	Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Inventory Charges in “Impairments and Other Charges”	$138	$—	$117	$—
Inventory Charges in “Cost of Products”	57	—	18	80
Inventory Charges in “Restructuring Charges”	15	—	24	—
Total Inventory Charges	$210	$—	$159	$80
Weatherford International plc – 2020 Form 10-K | 71

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
8. Business Combinations and Divestitures

Acquisitions

We did not have any acquisitions of businesses during the years ended December 31, 2020 or 2019.

In the 2018 Predecessor Period we acquired the remaining 50% equity interest in our Qatari joint venture that we previously consolidated and accounted for as an equity method investment. The total consideration to purchase the remaining equity interest was $87 million, which is comprised of a cash consideration of $72 million ($48 million in the year of closing and $24 million deferred consideration to be paid two years from closing) and an estimated contingent consideration of $15 million related to services the Qatari entity will render under new contracts. As a result of this step acquisition transaction with a change in control, we remeasured our previously held equity investment to fair value and recognized a $12 million gain in the 2018 Predecessor Period. We paid the $24 million deferred consideration in the 2020 Successor Period.

Divestitures

We did not have any significant divestitures of businesses during the Successor year ended December 31, 2020.

On April 30, 2019, we completed the sale of our Reservoir Solutions business, also known as our laboratory services business to Oil & Gas Labs, LLC, an affiliate of CSL Capital Management, L.P., for an aggregate purchase price of $206 million in cash, subject to escrow release and customary post-closing working capital adjustments. The business disposition included our laboratory and geological analysis business, including the transfer of substantially all personnel and associated contracts related to the business. We recognized a gain of $117 million and divested a carrying amount of $61 million in net assets.

On April 30, 2019, we completed the sale of our surface data logging business to Excellence Logging for $50 million in total consideration, subject to customary post-closing working capital adjustments. The business disposition included our surface data logging equipment, technology and associated contracts related to the business. We recognized an insignificant loss and divested a carrying amount of $34 million in net assets.

In the 2019 Predecessor Period, we completed the final closings in a series of closings pursuant to the purchase and sale agreements entered into with ADES International Holding Ltd. in July of 2018 to sell our land drilling rig operations in Algeria, Kuwait and Saudi Arabia, as well as two idle land rigs in Iraq, for an aggregate purchase price of $288 million. In the 2018 Predecessor Period, we received gross proceeds of $216 million and recognized a loss of $9 million after recognizing asset write-down charges of $58 million for deferred mobilization costs and other rigs related assets as such costs were no longer recoverable. The carrying amount of the assets and liabilities sold in 2018 totaled $253 million and $36 million, respectively, to include PP&E, inventory, accounts receivable and other assets and liabilities. In the 2019 Predecessor Period we received the remaining gross proceeds of $72 million and recognized a loss of $6 million. The carrying amounts of net assets divested during the 2019 Predecessor Period was $66 million. We divested several of our remaining rig assets through separate asset sale agreements throughout 2019.

In the 2018 Predecessor Period, we completed the sale of our continuous sucker rod service business in Canada for a purchase price of $25 million and recognized a gain of $2 million. During 2018, we also completed the sale of an equity investment in a joint venture for $12.5 million and recognized a gain of $3 million.

See “Note 10 – Long-Lived Asset Impairments” for further details related to impairments and those specific to our land drilling rigs assets.

Weatherford International plc – 2020 Form 10-K | 72

9. Property, Plant and Equipment, Net

Property, plant and equipment, net was composed of the following:

	December 31,
(Dollars in millions)	2020	2019
Land, Buildings and Leasehold Improvements	$515	$571
Rental and Service Equipment	869	1,296
Machinery and Other	219	280
	1,603	2,147
Less: Accumulated Depreciation	367	25
Property, Plant and Equipment, Net	$1,236	$2,122

Depreciation expense was $340 million, $25 million, $386 million, and $493 million for the 2020 and 2019 Successor Periods and the 2019 and 2018 Predecessor Periods, respectively.

See “Note 10 – Long-Lived Asset Impairments” for additional information on property, plant and equipment impairments.

10. Long-Lived Asset Impairments

The unprecedented global economic and industry conditions attributable to the COVID-19 pandemic resulting in the significant volatility in the energy industry impacting the demand for our products and services were identified as long-lived asset impairment indicators. As a result, we performed impairment assessments quarterly in 2020 through analysis of the undiscounted cash flow of our asset groups, which include property, plant and equipment, definite-lived intangible assets, goodwill and right of use assets. As of March 31, 2020, and as of June 30, 2020, we identified that impairment occurred in certain asset groups and with the assistance of third-party valuation advisors we determined the fair value of those asset groups. Based on our impairment tests, we determined the carrying amount of certain long-lived asset groups exceeded their respective fair values and we recognized $814 million of long-lived asset impairments in “Impairments and Other Charges” on the accompanying Consolidated Statements of Operations.

The fair values of certain of our long-lived asset groups were determined using discounted cash flow or Level 3 fair value analyses. The income approach required significant assumptions to determine the fair value of an asset or asset group including the estimated discounted future cash flows, specifically the forecasted revenue, forecasted operating margins and the discount rate. The table below details the Successor long-lived asset impairments by asset and segment recognized for the year ended December 31, 2020.

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Property, Plant and Equipment	$316	$255	$571
Intangible Assets	43	112	155
Right of Use Assets	56	32	88
Total Impairment Charges	$415	$399	$814

We recognized long-lived asset impairments of $20 million for the 2019 Predecessor Period to write-down our land drilling rigs in our Western Hemisphere segment totaling $13 million and Eastern Hemisphere totaling $7 million.

During 2018, we recognized long-lived asset impairments of $151 million ($46 million in our Western Hemisphere and $105 million in our Eastern Hemisphere segments) to write-down our land drilling rigs assets. See “Note 8 – Business Combinations and Divestitures” and “Note 15 – Fair Value of Financial Instruments, Assets and Other Assets” for more details.

Weatherford International plc – 2020 Form 10-K | 73

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

11. Goodwill and Intangible Assets

Successor Goodwill Recognition and Impairment

As a result of Fresh Start Accounting, we recognized $239 million of goodwill in our Middle East and North Africa (“MENA”) and Russia, Turkmenistan and Kazakhstan (“Russia”) reporting units. During the first half of 2020 we identified the impairment indicators as discussed in “Note 10 – Long-Lived Asset Impairments” that triggered interim quantitative goodwill assessments as of March 31, 2020 and June 30, 2020. The fair values of our reporting units were determined using a combination of the income approach and the market approach for comparable companies in our industry, a Level 3 fair value analysis. Determining the fair value of the reporting units requires management to develop significant judgments, including estimating discounted future cash flows by reporting unit, specifically forecasted revenue, forecasted operating margins and discount rates. We determined that the fair value of our reporting units were less than their carrying values and as a result of our impairment tests, we fully impaired our goodwill in the MENA and Russia reporting units as presented in “Impairments and Other Charges” on the accompanying Consolidated Statements of Operations.

The changes in the carrying amount of goodwill by reporting segment for the years ended December 31, 2020 and 2019, are presented in the following table.

(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Balance at December 31, 2018 (Predecessor)	$494	$219	$713
Impairment	(508)	(222)	(730)
Reclassification from assets held for sale	4	—	4
Foreign currency translation	10	3	13
Balance at December 13, 2019 (Predecessor)	—	—	—
Fresh Start Accounting Valuation	—	239	239
Balance at December 31, 2019 (Successor)	$—	$239	$239
Impairment	$—	$(239)	$(239)
Balance at December 31, 2020 (Successor)	$—	$—	$—
Predecessor Period Goodwill Impairments and Assessment Factors

The Predecessor impairment indicators during 2019 and 2018 were a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and forecasted growth in all our reporting units. Our lower than expected and forecasted financial results were due to the continued weakness within the energy market and consequently our inability to quickly and significantly reduce our cost structure under our restructuring plans savings.

In the 2019 Predecessor Period, our goodwill impairment tests indicated that goodwill for all our reporting units in the Western Hemisphere and Eastern Hemisphere were impaired and as a result we incurred a goodwill impairment charge of $730 million. In 2018, our annual and interim goodwill impairment tests indicated that our goodwill was impaired and as a result we incurred a goodwill impairment charge of $1.9 billion, of which $1.4 billion was related to our Western Hemisphere segment and $537 million was related to our Eastern Hemisphere segment.

The cumulative impairment loss for goodwill was $239 million for the Successor and $3.4 billion for Predecessor periods.
Weatherford International plc – 2020 Form 10-K | 74

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

Intangible Assets

The components of intangible assets were as follows:

	December 31, 2020
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$588	$(132)	$456
Trade Names	395	(41)	354
Totals	$983	$(173)	$810

	December 31, 2019
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$728	$(7)	$721
Trade Names	395	(2)	393
Totals	$1,123	$(9)	$1,114

We recognized an impairment of $155 million of our developed and acquired technology in “Impairments and Other Charges” on the accompanying Consolidated Statements of Operations during the Successor year ended December 31, 2020.

Amortization expense was $163 million in the Successor year ended December 31, 2020, $9 million in the 2019 Successor Period, $61 million in the 2019 Predecessor Period and $63 million in the Predecessor year ended December 31, 2018. Based on the carrying value of intangible assets at December 31, 2020, amortization expense for the subsequent five years is estimated as follows (dollars in millions):

Period	Amount
2021	$157
2022	157
2023	157
2024	144
2025	40

Weatherford International plc – 2020 Form 10-K | 75

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
12. Restructuring Charges

In response to the impact of our business from the COVID-19 pandemic and the significant and sudden changes in oil and gas prices, we have continued to develop and execute on plans to rationalize and restructure our business and right-size our operations and personnel. Additional charges with respect to our ongoing cost reduction actions may be recognized in subsequent periods.

The following table presents restructuring charges for the Successor and Predecessor Periods.

	Successor		Predecessor
		Period From	Period From
	Year	12/14/2019	01/01/2019	Year
	Ended	through	through	Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Severance Charges	$132	$—	$53	$61
Facility Exit Charges	10	—	99	61
Inventory Charges	15	—	24	—
Property, Plant and Equipment	40	—	13	2
Right of Use and Other Assets	9	—	—	2
Total Restructuring Charges	$206	$—	$189	$126

The following table presents total restructuring charges by reporting segment and Corporate for the Successor and Predecessor Periods.

	Successor		Predecessor
		Period From	Period From
	Year	12/14/2019	01/01/2019	Year
	Ended	through	through	Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Western Hemisphere	$101	$—	$84	$27
Eastern Hemisphere	52	—	50	45
Corporate	53	—	55	54
Total Restructuring Charges	$206	$—	$189	$126

The following table presents total restructuring accrual activity for the periods presented. Restructuring charges in the table below exclude restructuring related asset charges.

(Dollars in millions)	Accrued Balance at Beginning of Period	Charges	Cash Payments	Other	Accrued Balance at End of Period
Successor Year Ended December, 31, 2020	$66	$142	$(137)	$(18)	$53
Successor Period - 2019	$66	$—	$—	$—	$66
Predecessor Period - 2019	$59	$152	$(120)	$(25)	$66
Predecessor Year Ended December 31, 2018	$61	$120	$(109)	$(13)	$59

Weatherford International plc – 2020 Form 10-K | 76

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
13. Leases

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

The unmanned equipment that we lease to customers under operating leases consists primarily of drilling rental tools and artificial lift pumping equipment. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. See “Note 1 – Summary of Significant Accounting Policies” and “Note 23 – Revenues” for additional details on our equipment rental revenues.

	Successor		Predecessor
		Period From	Period From
	Year	12/14/2019	1/1/2019
	Ended	through	through
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019
Lease Expense Components:
Operating Lease Expense	$76	$5	$109
Short-term and Variable Lease Expense	63	5	91
Subtotal of Operating Lease Expense	$139	$10	$200
Finance Lease Expense: Amortization of ROU Assets and Interest on Lease Liabilities	15	1	11
Sublease Income	(6)	(1)	(6)
Total Lease Expense	$148	$10	$205

Lease expense incurred under operating leases was $187 million for the Predecessor year ended December 31, 2018.

We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum commitments under operating and finance leases are as follows:

	Operating	Finance
(Dollars in millions)	Leases	Leases
Maturity of Lease Liabilities as of December 31, 2020:
2021	$91	$14
2022	69	12
2023	39	12
2024	28	11
2025	22	11
After 2025	131	14
Total Lease Payments	380	74
Less: Interest	132	17
Present Value of Lease Liabilities	$248	$57

Weatherford International plc – 2020 Form 10-K | 77

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Successor		Predecessor
		Period From	Period From
		12/14/2019	1/1/2019
	Year Ended	through	through
(Dollars in millions except years and percentages)	12/31/2020	12/31/2019	12/13/2019
Other Supplemental Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$101	$5	$131
Operating cash outflows from finance leases	$5	$—	$4
Financing cash outflows from finance leases	$9	$1	$8

ROU assets obtained in exchange of new operating lease liabilities	$37	$2	$59
ROU assets obtained in exchange of new finance lease liabilities	$4	$—	$6
Loss on sale leaseback transactions (short-term) (a)	$—	$—	$34

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	8.1	7.8
Finance leases	5.9	6.7

Weighted-average discount rate (percentages)
Operating leases	9.6%	9.2%
Finance leases	9.1%	9.1%
(a) Included in “Impairments and Other Charges” in our Consolidated Statements of Operations and “Other Assets and Liabilities, Net” in our Consolidated Statements of Cash Flows.

Weatherford International plc – 2020 Form 10-K | 78

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
14. Borrowings and Other Debt Obligations

Total debt carrying values consisted of the following:

	December 31,
(Dollars in millions)	2020	2019
Finance Lease Current Portion	$9	$10
Other Short-term Financing Arrangements	4	3
Short-term Borrowings	$13	$13

11.00% Exit Notes due 2024	$2,098	$2,097
8.75% Senior Secured Notes due 2024	455	$—
Finance Lease Long-term Portion	48	$54
Long-term Debt	$2,601	$2,151

Exit Notes

On December 13, 2019, we issued unsecured 11.00% Exit Notes due in 2024 for an aggregate principal amount of $2.1 billion (of which $500 million was in the form of Exit Takeback Notes to existing creditors on the senior notes being cancelled). Interest on the Exit Notes accrues at the rate of 11.00% per annum and is payable semiannually in arrears on June 1 and December 1. We commenced interest payments thereunder on June 1, 2020.

At any time prior to December 1, 2021, the Company may redeem the Exit Notes, in whole or in part, at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) the “make-whole” premium at the redemption date, plus (iii) accrued and unpaid interest, if any, to the redemption date (subject to the right of the noteholders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date). On and after December 1, 2021, the Company may redeem all or part of the 11.00% Exit Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 105.5% for the twelve-month period beginning on December 1, 2021; (ii) 102.75% for the twelve-month period beginning on December 1, 2022; and (iii) 100% for the twelve-month period beginning December 1, 2023 and at any time thereafter, plus accrued and unpaid interest at the redemption date.

In addition, at any time prior to December 1, 2022, the Company may redeem up to $500 million in the aggregate principal amount of the 11.00% Exit Notes at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

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

Senior Secured Notes

On August 28, 2020, Weatherford International Ltd., as issuer, Weatherford International plc and Weatherford International, LLC, as guarantors, and the other subsidiary guarantors party thereto, entered into an indenture with Wilmington Trust, National Association, as trustee and collateral agent, and issued the Senior Secured Notes in an aggregate principal amount of $500 million. Interest on the Senior Secured Notes accrues at the rate of 8.75% per annum and is payable semiannually in arrears on March 1 and September 1, commencing on March 1, 2021. Proceeds from the issuance were reduced by a purchase commitment discount of $25 million and a commitment fee of $15 million. These debt issuance costs along with legal and other direct costs are presented as a contra-liability of the carrying amount of the debt liability and will be recognized using the effective interest rate method over the term of the debt in “Interest Expense, Net” on our Consolidated Financial Statements.

The Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by the Company’s material
Weatherford International plc – 2020 Form 10-K | 79

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
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

LC Credit Agreement

On December 13, 2019, pursuant to the terms of the Plan, we entered into the LC Credit Agreement in an aggregate amount of $195 million maturing on June 13, 2024 with the lenders party thereto and Deutsche Bank Trust Company Americas as administrative agent. The LC Credit Agreement is used for the issuance of bid and performance letters of credit of the Company and certain of its subsidiaries. On August 28, 2020, we amended the LC Credit Agreement to, among other things, increase the aggregate commitments to $215 million, modify the maturity date to May 29, 2024 and reduce the minimum liquidity covenant from $200 million to $175 million. At December 31, 2020, we had approximately $167 million in outstanding letters of credit under the LC Credit Agreement and availability of $48 million. Our unamortized issuance costs at December 31, 2020 was $12 million and is recognized over the term of the agreement in “Other Expense, Net” on our Consolidated Financial Statements.

As of December 31, 2020, we had $338 million of letters of credit outstanding, consisting of the $167 million mentioned above under the LC Credit Agreement and another $171 million under various uncommitted facilities (of which there was $164 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

The outstanding amount of each letter of credit under the LC Credit Agreement bears interest at LIBOR plus an applicable margin of 350 basis points per annum. The LC Credit Agreement includes (i) a 12.5 basis point per annum fronting fee on the outstanding amount of each such letter of credit and (ii) an unused commitment fee in respect of the unutilized commitments at a rate of 50 basis point per annum on the average daily unused commitments under the LC Credit Agreement.

The LC Credit Agreement is secured by substantially all the personal assets and properties of the Company and certain of its subsidiaries (including a first lien on the priority collateral for the LC Credit Agreement and a second lien on the priority collateral for Senior Secured Notes, in each case, subject to permitted liens). The LC Credit Agreement is also guaranteed on an unsecured basis by certain other subsidiaries of the Company.

ABL Credit Agreement

On the Effective Date pursuant to the terms of the Plan, the Company entered into the ABL credit agreement in an aggregate amount of $450 million with the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent. On August 28, 2020, we issued $500 million of 8.75% Senior Secured Notes due 2024 (“Senior Secured Notes”) and terminated the ABL Credit Agreement. At the time of termination, there were no loan amounts outstanding under the ABL Credit Agreement, and all outstanding letters of credit thereunder were either cash collateralized or transferred to issuing banks under the LC Credit Agreement, described above. Upon termination of the ABL Credit Agreement, we recorded $15 million of unamortized deferred debt issuance costs in “Interest Expense, Net” on our Consolidated Financial Statements. At December 31, 2019, the Company did not have any borrowings under the ABL Credit Agreement.

Covenants for the Exit and Senior Secured Notes and LC Credit Agreement

The indentures governing the Exit Notes and Senior Secured Notes contain covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to: incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; sell stock of our subsidiaries; transfer or sell assets; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. The Company is subject to a $175 million minimum liquidity covenant under our amended LC Credit Agreement and Senior Secured notes and, as defined in the applicable documents, Weatherford had available liquidity of $928 million as of December 31, 2020. Under our amended LC Credit Agreement, the Company is also subject to a minimum secured liquidity (or cash in controlled accounts) covenant of $125 million. Our secured liquidity was $779 million at December 31, 2020. As of December 31, 2020, we were in compliance with the covenants of the indentures governing the Exit Notes and Senior Secured Notes and the LC Credit Agreement.

At such time as (1) the Exit Notes have an investment grade rating from both of Moody’s Investors Service, Inc. and Standard and Poor’s Ratings Services and (2) no default has occurred and is continuing under the Indenture, certain of these and
Weatherford International plc – 2020 Form 10-K | 80

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
other covenants will be suspended and cease to be in effect so long as the rating assigned by either Moody’s or S&P has not subsequently declined to below Baa3 or BBB- (or equivalent).

The Indentures also provides for certain customary events of default, including, among others, nonpayment of principal or interest, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, bankruptcy and insolvency events, and cross acceleration, which would permit the principal, premium, if any, interest and other monetary obligations on all the then outstanding Senior Secured Notes and Exit Notes to be declared due and payable immediately.

The following is a summary of scheduled debt maturities by year:

(Dollars in millions)
2021	$13
2022	8
2023	8
2024	2,608
2025	8
Thereafter	16
Total Debt Maturities	$2,661
Unamortized Debt Issuance and Discount	$(47)
Total Debt Carrying Value	$2,614

Predecessor Debt

Prior Credit Agreements

During our bankruptcy proceedings, we had an unsecured senior revolving credit agreement (the “A&R Credit Agreement”), a Secured Second Lien 364-Day Revolving Credit Agreement (the “364-Day Credit Agreement”) and a Term Loan Agreement, collectively referred to as the “Prior Credit Agreements.” See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and “Note 3 – Fresh Start Accounting” for further details.
Predecessor Senior and Exchangeable Senior Notes

Prior to the Petition Date, we issued various senior notes and an exchangeable senior note, all of which ranked equally with our existing and future senior unsecured indebtedness, which had semi-annual interest payments and no sinking fund requirements. See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and “Note 3 – Fresh Start Accounting” for further details.

Predecessor Tender Offers

Our February 2018 debt offering partially funded a concurrent tender offer to purchase for cash any and all of our 9.625% senior notes due 2019. We settled the tender offer in cash for the amount of $475 million, retiring an aggregate face value of $425 million and accrued interest of $20 million. In April 2018, we repaid the remaining principal outstanding on an early redemption of the bond. We recognized a cumulative bond tender loss of $34 million on these transactions in “Other Expense, Net” on the accompanying Consolidated Statements of Operations.

Weatherford International plc – 2020 Form 10-K | 81

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
15. Fair Value of Financial Instruments, Assets and Other Assets

Financial Instruments and Other Assets Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 16 – Derivative Instruments” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at December 31, 2020 and December 31, 2019.

Fair Value of Other Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy. As of December 31, 2019 we held $50 million of held-to-maturity Angolan government bonds which matured in 2020 and we collected the proceeds.

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

The fair value and carrying value of our senior notes were as follows:

	December 31,	December 31,
(Dollars in millions)	2020	2019
11.00% Exit Notes due 2024	$1,628	$2,252
8.75% Senior Secured Notes due 2024	507	—
Total Fair Value of Senior Notes	$2,135	$2,252

Carrying Value of Senior Notes	$2,553	$2,097

Non-recurring Fair Value Measurements

In the 2019 Successor Period, our Fresh Start Accounting to determine the reorganization value derived from the enterprise value associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values (except for deferred income taxes), with the remaining excess value allocated to Goodwill. They were determined to be Level 3 fair values. See further discussion at Note 3 – Fresh Start Accounting.

In the 2020 Successor Period and the 2019 Predecessor Period, our goodwill impairment tests indicated that our goodwill was impaired and as a result was written down to estimated fair value. The Level 3 fair values of our reporting units were determined using a combination of the income approach and the market approach. The unobservable inputs to the income approach requiring significant assumptions include each reporting unit’s estimated discounted future cash flows, specifically the forecasted revenue, forecasted operating margins, and the discount rate. The market approach considered market multiples of comparable publicly traded companies to estimate fair value as a multiple of each reporting unit’s actual and forecasted earnings.

During the 2020 Successor Period, we recognized long-lived asset impairments to write-down our assets or asset groups to the lower of carrying amount or fair value less cost to sell, triggered by the current and forecasted impacts of the COVID-19
Weatherford International plc – 2020 Form 10-K | 82

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
pandemic on our operations. The Level 3 fair values of the long-lived assets or asset groups were determined using a combination of the income approach and the market approach. The unobservable inputs to the income approach requiring significant assumptions include each asset groups estimated discounted future cash flows, specifically the forecasted revenue, forecasted operating margins, and the discount rate.

During the 2019 Predecessor Period, we recognized long-lived asset impairments to write-down our assets to the lower of carrying amount or fair value less cost to sell. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. The Level 3 fair values of the long-lived assets were determined using a combination of the income approach and the market approach.

In 2018, our annual and interim goodwill impairment tests indicated that our goodwill was impaired and as a result three of our reporting units were written down to their estimated fair values. The Level 3 fair values of our reporting units were determined using a combination of the income approach and the market approach. The unobservable inputs to the income approach requiring significant assumptions include each reporting unit’s estimated discounted future cash flows, specifically the forecasted revenue, forecasted operating margins, and the discount rate. The market approach considered market multiples of comparable publicly traded companies to estimate fair value as a multiple of each reporting unit’s actual and forecasted earnings.

During 2018, long-lived assets were impaired and written down to their estimated fair values due to the sustained downturn in the oil and gas industry that resulted in a reassessment of our disposal groups for our land drilling rigs that were included in assets held for sale at December 31, 2018. The Level 3 fair values of the long-lived assets were determined using a combination of the income approach and the market approach. The market approach considered market sales values for similar assets. The unobservable inputs to the income approach included the assets’ estimated future cash flows and estimates of discount rates commensurate with the assets’ risks.

See further discussion at “Note 4 – Impairments and Other Charges,” “Note 10 – Long-Lived Asset Impairments”, and “Note 11 – Goodwill and Intangible Assets.”

16. Derivative Instruments

From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates. We enter into foreign currency forward contracts and cross-currency swap contracts to economically hedge our exposure to fluctuations in various foreign currencies. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates, changes in foreign exchange rates and the creditworthiness of the counterparties in such transactions.

We monitor the creditworthiness of our counterparties, which are multinational commercial banks. The fair values of all our outstanding derivative instruments are determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

Warrants – Predecessor

During the fourth quarter of 2016, in conjunction with the issuance of 84.5 million ordinary shares, we issued one warrant (“Old Warrant”) that gave the holder the option to acquire an additional 84.5 million ordinary shares. The exercise price on the Old Warrant was $6.43 per share and was exercisable prior to May 21, 2019. The option period lapsed and the warrants expired unexercised with a fair value of zero. The Old Warrant was carried at fair value on the Consolidated Balance Sheets and changes in the fair value were reported through earnings.

The Old Warrant fair value was a Level 2 valuation and was estimated using the Black Scholes valuation model. Inputs to the model included Weatherford’s share price, volatility of our share price, and the risk-free interest rate. We recognized an insignificant gain in May 2019 related to the Old Warrant expiration. In 2018, we recognized a gain of $70 million with changes in fair value of the Old Warrant recorded each period in “Other Expense, Net” on the accompanying Consolidated Statements of Operations. The change in fair value of the Old Warrant during 2018 was primarily driven by eliminating the warrant share value associated with any future equity issuance and a decrease in Weatherford’s stock price.
Weatherford International plc – 2020 Form 10-K | 83

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

Derivatives

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2020 and December 31, 2019, we had outstanding foreign currency forward contracts with notional amounts aggregating to $337 million and $389 million, respectively. These foreign currency forward contracts are not designated as hedges under ASU 2014-03, Derivatives and Hedging (Topic 815). The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts were not material to our consolidated results and are recorded in each period in “Other Expense, Net” on the accompanying Consolidated Statements of Operations.

17. Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $13 million, $31 million and $37 million for the Successor year ended December 31, 2020, the 2019 Predecessor Period and the year ended December 31, 2018, respectively. Contribution expense for the 2019 Successor Period was not material. The decrease in 2020 relates primarily to the suspension of employer matching contributions to our U.S. 401(k) savings plan and other contribution plans sponsored by the Company.

We have defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees.  Plan benefits are generally based on factors such as age, compensation levels and years of service. Net periodic benefit cost related to these plans totaled $2 million, $5 million, and $8 million for the Successor year ended December 31, 2020, the 2019 Predecessor Period and the Predecessor year ended December 31, 2018, respectively. Net periodic benefit cost for the 2019 Successor Period was not material. The decrease in net periodic benefit cost in 2020 is due to curtailment gains related to headcount reduction. The decrease in net periodic benefit cost in the 2019 Predecessor Period was due primarily to the conversion of our Netherlands plan from defined benefit to defined contribution which led to no defined benefit expense for the year and a curtailment gain for that plan. The projected benefit obligations on a consolidated basis were $231 million and $198 million as of December 31, 2020 and December 31, 2019, respectively. The increase year over year is due primarily to actuarial losses as a result of lower discount rates along with fluctuations in foreign currency. The fair values of plan assets on a consolidated basis (determined primarily using Level 2 inputs) were $164 million and $144 million as of December 31, 2020 and December 31, 2019, respectively. The increase in plan assets year over year is due primarily to positive asset returns as well as foreign currency fluctuations. As of December 31, 2020 and December 31, 2019, the net underfunded obligation was substantially all recorded within Other Non-current Liabilities. Additionally, the consolidated pre-tax amount in accumulated other comprehensive income (loss) as of December 31, 2020 and 2019, that has not yet been recognized as a component of net periodic benefit cost was a net loss of $12 million and net gain of $2 million, respectively.

The weighted average assumption rates used for benefit obligations were as follows:

Years Ended December 31,
	2020	2019
Discount rate:
United States Plans	1.50% - 2.50%	2.50% - 3.25%
International Plans	0.40% - 5.85%	0.80% - 6.25%
Rate of Compensation Increase:
United States Plans	—	—
International Plans	2.00% - 3.48%	2.00% - 3.50%

During the year ended December 31, 2020 and the 2019 Predecessor Period, we made contributions and paid direct benefits of $5 million and $5 million, respectively, in connection with our defined benefit pension and other post-retirement benefit plans. Contributions in the 2019 Successor Period were immaterial. In 2021, we expect to fund approximately $5 million related to those plans.
Weatherford International plc – 2020 Form 10-K | 84

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

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

Our income tax provision from continuing operations consisted of the following:

	Successor		Predecessor
		Period From	Period From
		12/14/2019	1/1/2019
	Year Ended	through	through	Year Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	2018
Total Current Provision	$(90)	$(9)	$(110)	$(113)
Total Deferred (Provision) Benefit	5	—	(25)	79
Provision for Income Taxes	$(85)	$(9)	$(135)	$(34)

The difference between the income tax provision at the Irish and/or Swiss income tax rate and the income tax (provision) benefit attributable to “Loss Before Income Taxes” for the 2020 Successor year, 2019 Successor and Predecessor Periods, and the Predecessor year ended December 31, 2018 is analyzed below:

	Successor		Predecessor
		Period From	Period From
		12/14/2019	1/1/2019
	Year Ended	through	through	Year Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	2018
Irish or Swiss Income Tax rate at 25.0% and 7.83%, respectively	$454	$2	$(299)	$216
Tax on Operating Earnings/Losses Subject to Rates Different than the Irish or Swiss Federal Income Tax Rate	(182)	(65)	197	(387)
Change in Valuation Allowance	(330)	56	17	166
Change in Uncertain Tax Positions	(27)	(2)	(18)	(29)
Estimated Tax on Settlement of Liabilities Subject to Compromise and Fresh Start Accounting	—	—	(495)	—
Change in Valuation Allowance Attributed to Estimated Tax on Settlement of Liabilities Subject to Compromise and Fresh Start Accounting	—	—	463	—
Provision for Income Taxes	$(85)	$(9)	$(135)	$(34)

Our income tax provisions generally do not correlate to our consolidated income (loss) before tax. Our income taxes provisions are primarily driven by profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Impairments and other charges recognized do not result in significant tax benefit as a result of our inability to forecast realization of the tax benefit of such losses. Tax expense for the year ended December 31, 2020 includes $10 million to recognize valuation allowance in jurisdictions where we are no longer able to forecast taxable income.

Weatherford International plc – 2020 Form 10-K | 85

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Our results for the 2019 Predecessor period include $32 million of tax expense related to the Fresh Start accounting impacts and $14 million of tax benefit primarily related to goodwill and other asset impairments and write downs. We also recognized $4.3 billion gain on Settlement of Liabilities Subject to Compromise as a result of the bankruptcy (See “Note 3 – Fresh Start Accounting”) with no tax impact due to it being attributed to Bermuda, which has no income tax regime, and the U.S., which resulted in the reduction of our U.S. unbenefited net operating losses carryforward under the operative tax statute and applicable regulations offset by the release of the valuation allowance. Prepetition charges (charges prior to Petition Date) and reorganization items (charges after Petition Date) had no significant tax impact.

Our results for the 2018 Predecessor period include charges with $70 million tax benefit principally related to the$1.9 billion goodwill impairment. Other significant 2018 charges did not result in significant tax benefit.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations.

The components of the net deferred tax asset (liability) were as follows:

	December 31,	December 31,
(Dollars in millions)	2020	2019
Deferred Tax Assets:
Net Operating Losses Carryforwards	$881	$696
Unused Recognized Built in Losses	39	—
Accrued Liabilities and Reserves	175	155
Tax Credit Carryforwards	11	11
Employee Benefits	30	26
Property, Plant and Equipment	129	63
Inventory	52	67
U.S. Interest Deferral	55	56
State Deferred	84	87
Other Differences between Financial and Tax Basis	92	121
Valuation Allowance	(1,499)	(1,166)
Total Deferred Tax Assets	49	116
Deferred Tax Liabilities:
Intangible Assets	(45)	(66)
Other Differences between Financial and Tax Basis	(4)	(55)
Total Deferred Tax Liabilities	(49)	(121)
Net Deferred Tax Asset (Liability)	$—	$(5)

We record deferred tax assets for net operating losses and temporary differences between the book and tax basis of assets and liabilities that are expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those deferred tax assets would be deductible. The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) when determining whether a valuation allowance is required. The Company evaluates possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies, and the impact of fresh start accounting in making this assessment. The realizability of the deferred tax assets is dependent upon judgments and assumptions inherent in the determination of future taxable income, including factors such as future operation conditions (particularly as related to prevailing oil prices and market demand for our products and services).

The increase in the valuation allowance in 2020 is primarily attributable to an increase of un-benefited net operating loss carryforwards, primarily attributed to jurisdictions where those losses are not expected to be realized.
Weatherford International plc – 2020 Form 10-K | 86

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

Deferred income taxes generally have not been recognized on the cumulative undistributed earnings of our non-Irish subsidiaries because they are considered to be indefinitely reinvested. Distribution of these earnings in the form of dividends or otherwise may result in a combination of income and withholding taxes payable in various countries. As of December 31, 2020, the pool of positive undistributed earnings of our non-Irish subsidiaries that are considered indefinitely reinvested and may be subject to tax if distributed amounts to approximately $1.3 billion. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the unrecognized amount of deferred income taxes and the related dividend withholding taxes associated with these undistributed earnings.

At December 31, 2020, we had approximately $5.6 billion of NOLs in various jurisdictions, $2.0 billion of which were generated by certain U.S. subsidiaries. We estimate that the maximum U.S. NOLs available for utilization in the future is $639 million as a result of the tax consequences of our emergence from bankruptcy as described below.

As a result of our emergence on December 13, 2019, in the U.S. approximately $480 million of cancellation of indebtedness (COD) income was realized for tax purposes. Under exceptions applying to COD income resulting from a bankruptcy reorganization, the U.S. subsidiaries were not required to recognize this COD income currently as taxable income. Instead, the company’s US net operating losses were reduced under the operative tax statute and applicable regulations, affecting the balance of deferred taxes. The Company also realized COD income attributable to Bermuda, which does not have an income tax regime. As a result, there was no impact from the COD Income.

Additionally, upon emergence our U.S. subsidiaries experienced an ownership change as the Company’s emergence was considered an “ownership change” for purposes of Internal Revenue Code section 382. The Internal Revenue Code sections 382 and 383 impose limitations on the ability of a company to utilize tax attributes after experiencing an “ownership change.” As a result, we have estimated our annual limitation is approximately $23 million against the utilization of our U.S. loss carryforwards and other tax attributes, including unused recognized built-in losses and U.S. interest deferral. The annual limitation will result in approximately $1.2 billion of our U.S. loss carryforwards expiring unused. Upon emergence, we decreased our NOL deferred tax asset and also decreased our valuation allowance each by $257 million to remove these lost NOLs.

Our non-indefinite loss carryforwards, if not utilized, will mostly expire for U.S. subsidiaries from 2030 through 2037 and at various dates from 2020 through 2039 for non-U.S. subsidiaries. At December 31, 2020, we had $11 million of tax credit carryovers, all of which are related to our non-U.S. subsidiaries.

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:

	Successor		Predecessor
		Period From	Period From
		12/14/2019	1/1/2019
	Year Ended	through	through	Year Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	2018
Balance at Beginning of Year	$214	$213	$195	$217
Additions as a Result of Tax Positions Taken During a Prior Period	9	—	34	31
Reductions as a Result of Tax Positions Taken During a Prior Period	(4)	—	(1)	(9)
Additions as a Result of Tax Positions Taken During the Current Period	21	2	17	14
Reductions Relating to Settlements with Taxing Authorities	(2)	(1)	(20)	(18)
Reductions as a Result of a Lapse of the Applicable Statute of Limitations	(7)	—	(5)	(23)
Foreign Exchange Effects	(9)	—	(7)	(17)
Balance at End of Year	$222	$214	$213	$195

Weatherford International plc – 2020 Form 10-K | 87

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Substantially all of the uncertain tax positions, if recognized in future periods, would impact our effective tax rate. To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense and other non-current liabilities in the Consolidated Financial Statements in accordance with our accounting policy. We recorded an expense of $11 million, $1 million, $15 million, and $1 million in interest and penalty for Successor year ended December 31, 2020, the 2019 Successor and Predecessor Periods and the year ended December 31, 2018, respectively. The amounts in the table above exclude cumulative accrued interest and penalties of $89 million, $77 million and $60 million at December 31, 2020, 2019, and 2018, respectively, which are included in other liabilities.

We are subject to income tax in many of the over 75 countries where we operate. As of December 31, 2020, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Tax Jurisdiction	Tax Years under Examination
Canada	2012 - 2020
Mexico	2009 - 2020
Russia	2017 - 2020
Switzerland	2012 - 2020
United States	2017 - 2020

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of December 31, 2020, we anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $4 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 were $43 million and $44 million, respectively.

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
Weatherford International plc – 2020 Form 10-K | 88

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

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

Rapid Completions and Packers Plus Litigation

Several subsidiaries of the Company are defendants in a patent infringement lawsuit filed by Rapid Completions LLC (“RC”) in U.S. District Court for the Eastern District of Texas on July 31, 2015. RC claims that we and other defendants are liable for infringement of seven U.S. patents related to specific downhole completion equipment and the methods of using such equipment. These patents have been assigned to Packers Plus Energy Services, Inc., a Canadian corporation (“Packers Plus”), and purportedly exclusively licensed to RC. RC is seeking a permanent injunction against further alleged infringement, unspecified damages for infringement, supplemental and enhanced damages, and additional relief such as attorneys’ fees. The Company has filed a counterclaim against Packers Plus, seeking declarations of non-infringement, invalidity, and unenforceability of the four patents that remain asserted against the Company on the grounds of inequitable conduct. The Company is seeking attorneys’ fees and costs incurred in the lawsuit. The litigation was stayed, pending resolution of inter partes reviews (“IPR”) of each of the four patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”). The PTAB issued decisions during 2018 and 2019 finding that all the claims of the asserted patents challenged by the Company in the IPRs were invalid. RC appealed those decisions to the Federal Circuit, which issued a decision affirming the PTAB’s decision that the patents are invalid on January 21, 2020. The litigation in the U.S. has concluded.

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

Environmental Contingencies

We have obligations and expect to incur capital, operating and maintenance, and remediation expenditures, as a result of compliance with environmental laws and regulations. Among those obligations, are the current requirements imposed by the Texas Commission on Environmental Quality (“TCEQ”) at the former Universal Compression facility in Midland, Texas. At this location we are performing a TCEQ-approved Remedial Action Plan (“RAP”) to address contaminated ground water. The performance of the RAP and related expenses are scheduled to be performed over a ten to twenty-year period and, may cost as much as $6 million, which is recorded as undiscounted obligation on the Consolidated Balance Sheets as of December 31,
Weatherford International plc – 2020 Form 10-K | 89

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
2020. We continuously monitor and strive to maintain compliance with changes in laws and regulations that impact our business.

20. Shareholders’ Equity (Deficiency)

Changes in our ordinary shares issued were as follows:

(Shares in millions)	Issued
Balance at December 31, 2018 (Predecessor)	1,002
Equity Awards Granted, Vested and Exercised	7
Predecessor Shares Cancellation	(1,009)
Balance at December 13, 2019 (Predecessor)	—
Share Issuance	70
Balance at December 13, 2019 (Successor)	70
Share Issuance	—
Balance at December 31, 2019 (Successor)	70
Share Issuance	—
Balance at December 31, 2020 (Successor)	70

Upon the effectiveness of the Plan, all previously issued and outstanding equity interests in the Predecessor were cancelled and the Company issued 69,999,954 “New Ordinary Shares” to the holders of the Company’s existing senior notes and holders of “Old Ordinary Shares”. The amount in excess of par value of $2.9 billion is reported in “Capital in Excess of Par Value” on the accompanying Consolidated Balance Sheets.

On the Effective Date, the Company issued New Warrants to holders of the Company’s Old Ordinary Shares, to purchase up to an aggregate of 7,777,779 New Ordinary Shares in the Company, par value $0.001, at an exercise price of $99.96 per ordinary share. The New Warrants are equity classified and, upon issuance, have a value of $31 million, which was recorded in “Capital in Excess of Par Value.” The warrant fair value was a Level 2 valuation and is estimated using the Black Scholes valuation model. Inputs to the model include Weatherford’s share price, volatility of our share price, and the risk-free interest rate.

The New Warrants are exercisable until “Expiration Date” of which is the earlier of (i) December 13, 2023 and (ii) the date of consummation of any liquidity event resulting in the sale or exchange of all or substantially all of the equity interests of the Company to one or more third parties (whether by merger, sale, recapitalization, consolidation, combination or otherwise) or the sale, directly or indirectly, by the Company of all or substantially all of the assets of the Company and its Subsidiaries, taken as a whole; or a liquidation, dissolution or winding up of the Company. All unexercised New Warrants will expire, and the rights of the warrant holders to purchase New Ordinary Shares will terminate, on the Expiration Date. During 2020, an immaterial number of warrants were exercised.

Weatherford International plc – 2020 Form 10-K | 90

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Accumulated Other Comprehensive Loss

The following table presents the changes in our accumulated other comprehensive loss by component:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2018 (Predecessor)	$(1,724)	$(14)	$(8)	$(1,746)
Other Comprehensive Income (Loss) before Reclassifications	52	(12)	—	40
Reclassifications	—	1	8	9
Net Activity	52	(11)	8	49
Balance at December 13, 2019 (Predecessor)	$(1,672)	$(25)	$—	$(1,697)
Elimination of Predecessor Equity Balances	1,672	25	—	1,697
Balance at December 13, 2019 (Successor)	$—	$—	$—	$—
Other Comprehensive Income	7	2	—	9
Balance at December 31, 2019 (Successor)	$7	$2	$—	$9
Other Comprehensive Income	(38)	(14)	—	(52)
Balance at December 31, 2020 (Successor)	$(31)	$(12)	$—	$(43)

Weatherford International plc – 2020 Form 10-K | 91

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
21. Share-Based Compensation

As part of the emergence from bankruptcy, outstanding awards under all Predecessor equity incentive plans were cancelled, and the 2019 Plan was approved by the Successor. The 2019 Plan was amended and restated in 2020. The share-based compensation plan permits the grant of options, share appreciation rights, restricted share awards, restricted share units, and other share-based and performance-based awards to any employee, consultant or non-employee director. The provisions of each award vary based on the type of award granted and are determined by the Compensation and Human Resources Committee of our Board of Directors.

Restricted share units and performance-based share units granted and vested during 2020 were immaterial. As of December 31, 2020, we had 8 million shares available for grant under our Successor share-based compensation plan.

Share-based compensation expense was immaterial and zero in the 2020 and 2019 Successor Periods, respectively. During the 2019 and 2018 Predecessor periods, we recognized $46 million (which included the acceleration of share-based compensation described at “Note 3 – Fresh Start Accounting and recorded in “Impairments and Other Charges” on the accompanying Consolidated Statements of Operations) and $47 million, respectively, recorded in “Selling, General and Administrative” on the accompanying Consolidated Statements of Operations.

22. Earnings per Share

Basic earnings (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares.

The following table presents our basic and diluted weighted average shares outstanding and loss per share:

	Successor		Predecessor
		Period From	Period From
	Year	12/14/19	1/1/2019	Year
	Ended	through	through	Ended
(Shares in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Net Income (Loss) Attributable to Weatherford	$(1,921)	$(26)	$3,661	$(2,811)
Basic and Diluted Weighted Average Shares Outstanding	70	70	1,004	997
Basic and Diluted Income (Loss) Per Share Attributable to Weatherford	$(27.44)	$(0.37)	$3.65	$(2.82)

Our basic and diluted weighted average shares outstanding for the 2020 and 2019 Successor Periods are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares for the 2020 and 2019 Successor Periods exclude 8 million potential ordinary shares. Our basic and diluted weighted average shares outstanding for the 2019 Predecessor Period are equivalent as we believe including the dilutive impact of our Predecessor potential shares would not be meaningful as the potential shares were cancelled pursuant to the terms of the Plan. Our basic and diluted weighted average shares outstanding for the 2018 Predecessor Period are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the 2019 and 2018 Predecessor Periods exclude 197 million and 251 million potential ordinary shares, respectively, for restricted share units, performance units, exchangeable senior notes and warrants outstanding.

Weatherford International plc – 2020 Form 10-K | 92

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
23. Revenues

Disaggregated Revenue by Product Line and Geographic Region

Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. During the second quarter of 2020, in order to support the streamlining and realignment of the business, we combined our prior reported four product lines into two product lines, and all prior periods have been retrospectively recast to conform to this new presentation. Our two product lines are as follows: (1) Completion and Production and (2) Drilling, Evaluation and Intervention. The unmanned equipment that we lease to customers as operating leases consists primarily of drilling rental tools (in the Drilling, Evaluation and Intervention product line) and artificial lift pumping equipment (in the Completion and Production product line). These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts.

The following tables disaggregate our revenues from contracts with customers by major product line and geographic region and includes equipment rental revenues recognized under Accounting Standards Update No. 2016-02, Leases (Topic 842). Equipment revenues recognized was $150 million and $12 million in the 2020 and 2019 Successor Periods, respectively, and $284 million and $337 million in the 2019 and 2018 Predecessor Periods, respectively. Revenues in the U.S. were $720 million and $59 million in the 2020 and 2019 Successor Periods, respectively, and $1.3 billion and $1.6 billion in the 2019 and 2018 Predecessor Periods, respectively. We had no revenue in our country of domicile (Ireland) in the 2020 and 2019 Successor Periods, and the 2019 and 2018 Predecessor Periods.

	Successor		Predecessor
		Period From	Period From
		12/14/2019	1/1/2019
	Year Ended	through	through	Year Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Product Line Revenue by Hemisphere:
Completion and Production	$859	$69	$1,357	$1,709
Drilling, Evaluation and Intervention	727	52	1,263	1,354
Western Hemisphere	$1,586	$121	$2,620	$3,063
Completion and Production	$1,020	$67	$975	$965
Drilling, Evaluation and Intervention	1,079	73	1,359	1,716
Eastern Hemisphere	$2,099	$140	$2,334	$2,681
Total Revenues	$3,685	$261	$4,954	$5,744

	Successor		Predecessor
		Period From	Period From
		12/14/2019	1/1/2019
	Year Ended	through	through	Year Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Revenue by Geographic Areas:
North America	$889	$68	$1,548	$1,987
Latin America	697	53	1,072	1,076
Western Hemisphere	$1,586	$121	$2,620	$3,063
Middle East & North Africa and Asia	$1,352	$88	$1,427	$1,716
Europe/Sub-Sahara Africa/Russia	747	52	907	965
Eastern Hemisphere	$2,099	$140	$2,334	$2,681
Total Revenues	$3,685	$261	$4,954	$5,744

Weatherford International plc – 2020 Form 10-K | 93

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Contract Balances

The following table provides information about receivables for product and services included in “Accounts Receivable, Net,” “Contract Assets” and “Contract Liabilities” on our Consolidated Balance Sheets at December 31, 2020 and December 31, 2019.

(Dollars in millions)	12/31/2020	12/31/2019
Receivables for Product and Services in Accounts Receivable, Net	$792	$1,156
Receivables for Equipment Rentals in Account Receivable, Net	$34	$85
Contract Assets included in Other Current Assets	$7	$3
Contract Liabilities included in Other Current Liabilities	$37	$12

Revenue recognized for the year ended December 31, 2020 and 2019 that were included in the contract liabilities balance at the beginning of each year was $10 million and $61 million, respectively. The increase in contract liabilities was due to advance payments on new or amended contract awards. Included in the activity for 2019 was a fresh start adjustment of $29 million, which reduced contract liabilities.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In the following table, estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of December 31, 2020 primarily relate to subsea services contracts. All consideration from contracts with customers is included in the amounts presented below.

(Dollars in millions)	2021	2022	2023	2024	Thereafter	Total
Service revenue	$32	$37	$39	$40	$54	$202

Weatherford International plc – 2020 Form 10-K | 94

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
24. Segment Information

Reporting Segments

The Company’s chief operating decision maker (its chief executive officer) regularly reviews information by our two reportable segments, which are our Western Hemisphere and Eastern Hemisphere segments. These reportable segments are based on management’s organization and view of Weatherford’s business when making operating decisions, allocating resources and assessing performance. Research and development expenses are included in the results of our Western and Eastern Hemisphere segments. Our corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately on the caption Corporate.

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services and was further described in “Note 23 – Revenues.” The accounting policies of the segments are the same as those described in “Note 1 – Summary of Significant Accounting Policies.”

	Successor		Predecessor
		Period From	Period From
		12/14/2019	1/1/2019
	Year Ended	through	through	Year Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Revenue:
Western Hemisphere	$1,586	$121	$2,620	$3,063
Eastern Hemisphere	2,099	140	$2,334	$2,681
Total Revenue	$3,685	$261	$4,954	$5,744
Operating Income (Loss):
Western Hemisphere	$18	$(4)	$54	$208
Eastern Hemisphere	37	10	134	119
Total Segment Operating Income	$55	$6	$188	$327
Corporate	(111)	(5)	(118)	(130)
Impairments and Other Charges (a)	(1,236)	—	(1,104)	(2,155)
Restructuring Charges (b)	(206)	—	(189)	(126)
Prepetition Charges (c)	—	—	(86)	—
Gain on Operational Assets Sale	12	—	15	—
Gain on Sale of Businesses, Net (d)	—	—	112	—
Total Operating Income (Loss)	$(1,486)	$1	$(1,182)	$(2,084)
Interest Expense, Net	(266)	(12)	(362)	(614)
Reorganization Items (c)	(9)	(4)	5,389	—
Other Expense, Net	(53)	—	(26)	(59)
Income (Loss) Before Income Taxes	$(1,814)	$(15)	$3,819	$(2,757)

Depreciation and Amortization:
Western Hemisphere	$134	$14	$171	$216
Eastern Hemisphere	369	20	269	333
Corporate	—	—	7	7
Total	$503	$34	$447	$556
(a)See “Note 4 – Impairments and Other Charges”, “Note 10 – Long-Lived Asset Impairments” and “Note 11 – Goodwill and Intangible Assets” for additional information.
(b)See “Note 12 – Restructuring Charges” for additional information.
(c)See “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” for additional information.
Weatherford International plc – 2020 Form 10-K | 95

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
(d)Primarily includes the gain on sale of our reservoir solutions business. See “Note 8 – Business Combinations and Divestitures” for additional information.

	Successor		Predecessor
		Period From	Period From
	Year	12/14/2019	1/1/2019	Year
	Ended	through	through	Ended
(Dollars in millions)	12/31/2020	12/31/2019	12/13/2019	12/31/2018
Capital Expenditures:
Western Hemisphere	$79	$9	$113	$81
Eastern Hemisphere	59	7	115	87
Corporate	16	4	22	18
Total	$154	$20	$250	$186

The following table presents total assets by segment:

	December 31,
(Dollars in millions)	2020	2019
Western Hemisphere	$1,636	$2,514
Eastern Hemisphere	3,089	4,392
Corporate	709	387
Total	$5,434	$7,293

Long-lived Assets by Geographic Areas

Long-lived assets by geographic area within the segments are summarized below and exclude goodwill and intangible assets (see “Note 11 – Goodwill and Intangible Assets” for additional details) as well as deferred tax assets of $15 million and $39 million at December 31, 2020 and December 31, 2019, respectively. Long-lived assets were zero in our country of domicile (Ireland) and in the U.S. were $306 million and $532 million as of December 31, 2020 and December 31, 2019, respectively.

	December 31,
(Dollars in millions)	2020	2019
North America	$435	$753
Latin America	174	296
Western Hemisphere	$609	$1,049
Middle East & North Africa and Asia	$482	$715
Europe/Sub-Sahara Africa/Russia	344	684
Eastern Hemisphere	$826	$1,399
Total	$1,435	$2,448

Weatherford International plc – 2020 Form 10-K | 96

Table of Contents    Item 9 | Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – An Integrated Framework (2013). As a result of this assessment, management concluded that as of December 31, 2020, our internal control over financial reporting was effective based on these criteria.

KPMG LLP has issued an attestation report dated February 19, 2021, on our internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

Remediation of Material Weakness

We identified a material weakness over the review of the net book values by long-lived asset group and reporting segment used in the long-lived assets impairment assessment as of June 30, 2020. Management’s remediation involved enhancing the design of certain existing controls and designing and implementing new controls. These internal controls ensure the net book values by long-lived asset group and reporting segment used in our long-lived asset impairment assessment are reviewed and validated. We completed these remediation measures in the quarter ended December 31, 2020, including testing of the design, and concluding on the operating effectiveness of the related controls. Based on these procedures, the previously reported material weakness has been remediated.

Changes in Internal Controls

Other than described above in this Item 9A, our management identified no change in our internal control over financial reporting, that occurred during the fourth quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Weatherford International plc – 2020 Form 10-K | 97

Item 9B. Other Information

Executive Officer Departures

Chief Operating Officer - Retirement of Mr. Karl Blanchard

On February 12, 2021 Mr. Karl Blanchard, Executive Vice President and Chief Operating Officer (“COO”), announced his retirement from the Company effective February 26, 2021. To create a more efficient operating structure, the Company, upon Mr. Blanchard’s retirement, is eliminating the COO position. As part of the leadership transition, responsibilities currently under the COO role will be assumed by other employees.

There is no dispute or disagreement between Mr. Blanchard and the Company on any matter relating to the Company’s accounting practices or financial condition.

Chief Accounting Officer - Separation of Mr. Stuart Fraser

On February 12, 2021 Mr. Stuart Fraser, Vice President and Chief Accounting Officer, advised he will be departing the Company effective March 31, 2021. In connection with Mr. Fraser’s departure and in furtherance of Company policies, Mr. Fraser has executed a general release in favor of the Company and has also entered into an agreement with us setting forth agreed benefits and compensation to be paid to him upon his departure, including to the extent relevant under the Company’s pre-existing compensation plans and applicable policies and related agreements.

There is no dispute or disagreement between Mr. Fraser and the Company on any matter relating to the Company’s accounting practices or financial condition.

Appointment of Interim Chief Accounting Officer

While the Company is conducting a search for Mr. Fraser’s replacement, on February 12, 2021 the Board determined that effective upon Mr. Fraser’s departure, Mr. Keith Jennings, Executive Vice President and Chief Financial Officer, will assume the role of Chief Accounting Officer on an interim basis. There are no new compensatory arrangements or modifications to the existing arrangements between the Company and Mr. Jennings in connection with these interim responsibilities. Additional information regarding Mr. Jennings has been previously reported on Form 8-K filed with the SEC on August 10, 2020.

There are no arrangements or understandings between Mr. Jennings and any other persons pursuant to which Mr. Jennings was selected to act on an interim basis as the Chief Accounting Officer of the Company. Mr. Jennings does not have any family relationships subject to disclosure under Item 401(d) of Regulation S-K or any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

PSU Award Agreement Restatement

On February 12, 2021, the Board of Directors of the Company approved a clarification to the performance restricted share unit (PSU) award agreement for Mr. Saligram, which was granted on November 17, 2020 with respect to a target number of 169,491 ordinary shares of the Company, to conform the terms of the award agreement with the PSU grant terms in his offer letter with the Company, which provides that one-third of the PSUs would vest upon achievement of each of the $3.45, $3.95 and $4.45 Company ordinary share price levels for any 60 consecutive trading days during the three-year performance period, running from October 12, 2020 to October 12, 2023. Consistent with his offer letter, the restated PSU award agreement clarifies that the cliff vesting for the award is immediate upon the achievement of those levels and not on the completion of the three-year performance period, with no prorated vesting for achievement between those levels.

Weatherford International plc – 2020 Form 10-K | 98

Table of Contents            Item 10 | Directors, Executive Officers and Corporate Governance
PART III

Item 10. Directors, Executive Officers and Corporate Governance

See “Item 1. – Business – Executive Officers of Weatherford” of this report for Item 10 information regarding executive officers of Weatherford. Pursuant to General Instructions G(3), information on our directors and corporate governance matters will be filed in a Form 10-K/A within 120 days after the registrant’s fiscal year ended December 31, 2020.

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

Item 11. Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation will be filed in a Form 10-K/A within 120 days after the registrant’s fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related shareholder matters will be filed in a Form 10-K/A within 120 days after the registrant’s fiscal year ended December 31, 2020.

Item 12(d). Securities Authorized for Issuance under Equity Compensation Plan Information

The following table provides information as of December 31, 2020, about the number of shares to be issued upon vesting or exercise of equity awards as well as the number of shares remaining available for issuance under our equity compensation plans.

Equity Compensation Plan Information
Plan Category (Shares in thousands, except share prices)	Numbers of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (a)
Equity compensation plans approved by shareholders (b)	339	$—	8,238
(a)Excluding shares reflected in the first column of this table.
(b)Includes our 2019 Plan, which was approved in connection with our emergence from bankruptcy in December 2019. The 2019 Plan was amended and restated in 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence will be filed in a Form 10-K/A within 120 days after the registrant’s fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3), information on principal accounting fees and services will be filed in a Form 10-K/A within 120 days after the registrant’s fiscal year ended December 31, 2020.
Weatherford International plc – 2020 Form 10-K | 99

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report or incorporated by reference:
1.The Consolidated Financial Statements of the Company listed on page 42 of this report.
2.The financial statement schedule on page 106 of this report.
3.The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a dagger (†) or double dagger (††).

(b)     Exhibits:

Exhibit Number	Description	Original Filed Exhibit	File Number
3.1	Amended and Restated Memorandum and Articles of Association of Weatherford International public limited company.	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
† 4.1	Description of the Securities.
4.2	Indenture, dated December 13, 2019, by and among Weatherford International Ltd., as issuer, the guarantors thereto and Deutsche Bank Trust Company Americas, as trustee.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.3	Form of Senior Note (included in Exhibit 4.2).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.4	Form of Warrant Certificate (included in Exhibit 10.34).	Included in Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.5	Indenture, dated August 28, 2020, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
4.6	Form of Senior Note (included in Exhibit 4.5).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
*10.1	Employment Letter, dated March 3, 2017, between Weatherford International plc and Mark A. McCollum	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed April 28, 2017	File No. 1-36504
Weatherford International plc – 2020 Form 10-K | 100

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.2	Offer Letter between Weatherford International Ltd. and Christian A. Garcia.	Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed March 16, 2020	File No. 1-36504
*10.3	Letter Agreement with Karl Blanchard dated June 10, 2020.	Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed August 14, 2020	File No. 1-36504
*10.4	Offer Letter to H. Keith Jennings dated August 6, 2020.	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed November 4, 2020	File No. 1-36504
*10.5	Offer Letter to Girishchandra K. Saligram dated September 9, 2020.	Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2020 filed November 4, 2020	File No. 1-36504
*10.6
Form of Deed of Indemnity of Weatherford International plc entered into by each director of Weatherford International plc and each of the following executive officers of Weatherford International plc: Karl Blanchard (August 21, 2017), Scott C. Weatherholt (July 23, 2020), H. Keith Jennings (September 18, 2020) and Girish K. Saligram (October 12, 2020).
		Exhibit 10.11 of the Company’s Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.7
Form of Deed of Indemnity of Weatherford International Ltd entered into by each director of Weatherford International plc and each of the following executive officers of Weatherford International plc: Scott C. Weatherholt (July 23, 2020), H. Keith Jennings (September 18, 2020) and Girishchandra K. Saligram (October 12, 2020).
		Exhibit 10.12 of the Company’s Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
Weatherford International plc – 2020 Form 10-K | 101

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.8	Deed of Indemnity of Weatherford International Ltd. entered into by Karl Blanchard (August 21, 2017)	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017	File No. 1-36504
*10.9	Form of Change in Control Agreement entered into by each of the following executive officers of Weatherford International plc: Karl Blanchard (August 21, 2017) and Stuart Fraser (April 15, 2018)	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 15, 2016	File No. 1-36504
*10.10
Form of Amendment to Change in Control Agreement entered into by each of the following executive officers of Weatherford International plc: Karl Blanchard and Stuart Fraser, each such amendment effective as of December 13, 2019.
		Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed filed August 14, 2020	File No. 1-36504
*10.11	Weatherford International Change in Control Severance Plan.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 20, 2020	File No. 1-36504
*10.12	2019 Executive Bonus Plan.	Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 2, 2019	File No. 1-36504
*10.13	Form of Retention Award.	Exhibit 99.2 of the Company’s Form 8-K filed April 2, 2019	File No. 1-36504
*10.14	Executive Non-Equity Incentive Compensation Plan (as Amended and Restated)	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2020	File No. 1-36504
*10.15	Weatherford International plc 2019 Equity Incentive Plan.	Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
Weatherford International plc – 2020 Form 10-K | 102

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.16	Weatherford International plc Amended and Restated 2019 Equity Incentive Plan.	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed August 14, 2020	File No. 1-36504
*10.17	Weatherford International plc Second Amended and Restated 2019 Equity Incentive Plan.	Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed November 4, 2020	File No. 1-36504
*10.18	Form of Christian A. Garcia Award Agreement	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 15, 2020	File No. 1-36504
*10.19	Form of Restricted Share Unit Award Agreement.	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 20, 2020	File No. 1-36504
*10.20	Form of Performance Share Unit Award Agreement.	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed November 20, 2020	File No. 1-36504
*10.21	Form of Restricted Share Unit Award Agreement.	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
*10.22	Form of Performance Share Unit Award Agreement.	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
*10.23	Form of Phantom Share Unit Award Agreement.	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
†*10.24	Amended and Restated Performance Share Unit Award Agreement - Girish K. Saligram (February 17, 2021)
Weatherford International plc – 2020 Form 10-K | 103

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.25	Weatherford International plc Short-Term Incentive Plan.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
*10.26	Weatherford International plc 2020 Long-Term Cash Incentive Plan.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 24, 2020	File No. 1-36504
*10.27	Form of Long-Term Cash Incentive Plan Award Agreement.	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 24, 2020	File No. 1-36504
*10.28	Form of Long-Term Cash Incentive Plan Award Agreement.	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 20, 2020	File No. 1-36504
10.29
ABL Credit Agreement by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, Wells Fargo Bank, N.A. and the lenders party thereto from time to time, dated December 13, 2019.
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.30
LC Credit Agreement, dated December 13, 2019 (as amended by Amendment No.1, dated August 28, 2020), by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, Deutsche Bank Trust Company Americas and the lenders party thereto from time to time (included in Exhibit 10.29).

		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.31
Amendment No. 1 to LC Credit Agreement and Amendment No. 1. To U.S. Security Agreement, dated August 28, 2020, by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, the other guarantors of the LC Credit Agreement, Deutsche Bank Trust Company Americas and the lenders under the LC Credit Agreement.
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
10.32
Intercreditor Agreement by and between Wells Fargo Bank, N.A., Deutsche Bank Trust Company Americas, Weatherford International plc and the grantors party there to from time to time, dated December 13, 2019.
		Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
Weatherford International plc – 2020 Form 10-K | 104

Exhibit Number	Description	Original Filed Exhibit	File Number
10.33
Intercreditor Agreement, dated August 28, 2020, by and among Deutsche Bank Trust Company Americas, Wilmington Trust National Association, BTA Institutional Services Australia Limited, Weatherford International plc and the grantors parties there to from time to time.
		Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
10.34	Warrant Agreement by and between Weatherford International plc and American Stock Transfer & Trust Company, LLC, dated December 13, 2019.	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.35	Registration Rights Agreement by and among Weatherford International plc and certain stockholders thereto, dated December 13, 2019.	Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
†21.1	Subsidiaries of Weatherford International plc
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Weatherford International plc – 2020 Form 10-K | 105

Table of Contents    Valuation and Qualifying Accounts
Financial Statement Schedules
1.Valuation and qualifying accounts and allowances.

SCHEDULE II - WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE SUCCESSOR PERIOD ENDED DECEMBER 31, 2020 AND 2019
AND PREDECESSOR PERIOD ENDED DECEMBER 13, 2019, AND DECEMBER 31, 2018

	Balance at				Balance at
	Beginning				End of
(Dollars in millions)	of Period	Expense	Recoveries	Other (c)	Period
Year Ended December 31, 2020 (Successor):
Allowance for Credit Losses on Accounts Receivable	$—	$32	$—	$—	32
Valuation Allowance on Deferred Tax Assets	$1,166	$330	$—	$3	$1,499
Excess and Obsolete Inventory Reserve	$—	$210	$—	$(91)	$119

Year Ended December 31, 2019 (Successor):
Allowance for Credit Losses on Accounts Receivable	$—	$—	$—	$—	$—
Valuation Allowance on Deferred Tax Assets	$1,222	$(56)	$—	$—	$1,166
Excess and Obsolete Inventory Reserve	$—	$—	$—	$—	$—

Year Ended December 13, 2019 (Predecessor):
Current Allowance for Uncollectible Accounts Receivable	$123	$4	$(3)	$(124)	$—
Long-term Allowance for Uncollectible Accounts Receivable (a)	171	—	(3)	(168)	—
Total Allowance for Uncollectible Accounts Receivable	$294	$4	$(6)	$(292)	$—

Valuation Allowance on Deferred Tax Assets	$1,702	$(480)	$—	$—	$1,222
Excess and Obsolete Inventory Reserve	$305	$163	$(4)	$(464)	$—

Year Ended December 31, 2018 (Predecessor):
Current Allowance for Uncollectible Accounts Receivable	$156	$5	$(15)	$(23)	$123
Long-term Allowance for Uncollectible Accounts Receivable (a)	173	—	(2)	—	171
Total Allowance for Uncollectible Accounts Receivable (b)	$329	$5	$(17)	$(23)	$294

Valuation Allowance on Deferred Tax Assets	$1,887	(166)	—	(19)	$1,702
Excess and Obsolete Inventory Reserve	$635	86	(6)	(410)	$305
(a)In 2017, we changed the accounting for revenue with substantially all of our customers in Venezuela due to the downgrade of the country’s bonds by certain credit agencies, continued economic turmoil and continued economic sanctions around certain financing transactions imposed by the U.S. government. The long-term allowance was related to our primary customer in Venezuela. Upon emergence from bankruptcy on December 13, 2019, the allowance for uncollectible accounts receivable related to our primary customer in Venezuela was nil.
(b)Of the total recoveries in 2018, we collected $16 million on previously fully reserved Venezuelan accounts receivable.
(c)Other in 2018 for valuation allowance on deferred taxes is primarily due to currency translation. Other in 2019 almost entirely represents our Fresh Start Accounting adjustments to record our reserves at fair value at December 31, 2019. Generally, other within the allowance for credit losses on accounts receivable includes reductions to allowance reserves for currency translation, reclassification to other accounts or the write-off of the related allowance. Other within the excess and obsolete inventory reserve also includes removal of scrapped inventory that had been previously reserved.

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

Item 16. Form 10-K Summary

None.

Weatherford International plc – 2020 Form 10-K | 106

SIGNATURES
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Girishchandra K. Saligram and H. Keith Jennings and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weatherford International plc

/s/ Girishchandra K. Saligram
Girishchandra K. Saligram
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Girishchandra K. Saligram	President, Chief Executive Officer and Director	February 19, 2021
Girishchandra K. Saligram	(Principal Executive Officer)

/s/ H. Keith Jennings	Executive Vice President and	February 19, 2021
H. Keith Jennings	Chief Financial Officer
(Principal Financial Officer)

/s/ Stuart Fraser	Vice President and	February 19, 2021
Stuart Fraser	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Charles M. Sledge	Chairman of the Board and Director	February 19, 2021
Charles M. Sledge

/s/ Benjamin C. Duster IV	Director	February 19, 2021
Benjamin C. Duster IV

/s/ Neal P. Goldman	Director	February 19, 2021
Neal P. Goldman

/s/ Jacqueline Mutschler	Director	February 19, 2021
Jacqueline Mutschler

Weatherford International plc – 2020 Form 10-K | 107