Form 10-K/A
period 2020-12-31
Weatherford International plc
filed 2021-03-18
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact name of registrant as specified in its charter)

Ireland			98-0606750
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2000 St. James Place,	Houston,	Texas	77056
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 713.836.4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐
The aggregate market value of the voting ordinary shares held by non-affiliates of the registrant as of June 30, 2020 was approximately $87 million based upon the closing price on the OTC Pink Marketplace as of such date. The registrant had 70,120,153 ordinary shares outstanding as of March 12, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Weatherford International Ltd.
Form 10-K/A for the Year Ended December 31, 2020

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2021 (the “Original Filing”) is to provide additional information under Item 9B of Part II as well as the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, as a definitive proxy statement containing such Part III information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Item 9B of Part II, Items 10, 11, 12, 13, 14 of Part III and the cover page of the Original Filing since such rules are not applicable to the Company. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments described above to such items. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

On April 17, 2020, the New York Stock Exchange (the “NYSE”) filed a Form 25 with the SEC. The delisting of our ordinary shares from the NYSE became effective on April 27, 2020, and our ordinary shares were subsequently deregistered under Section 12(b) of the Exchange Act on July 16, 2020. We continue to evaluate listing options and intend to relist our ordinary shares when our Board of Directors (the “Board”) determines market conditions are appropriate. Until such time as our ordinary shares are relisted, the Company intends to continue filing periodic reports with the SEC on a voluntary basis. In addition, while our ordinary shares have been delisted from the NYSE and deregistered under Section 12(b) of the Exchange Act, as a matter of continued corporate governance, we have voluntarily chosen to continue to follow certain NYSE and SEC rules and governance standards, including for example, those governing committees of the Board and their composition and director independence.
i

Part II

Item 9B.	Other Information

Executive Officer Departures

Chief Operating Officer - Retirement of Mr. Karl Blanchard

On February 12, 2021 Mr. Karl Blanchard, Executive Vice President and Chief Operating Officer (“COO”), announced his retirement from Weatherford International plc (“Weatherford,” the “Company,” “we,” “us” and “our”) effective February 26, 2021. To create a more efficient operating structure, the Company, upon Mr. Blanchard’s retirement, is eliminating the COO position. As part of the leadership transition, responsibilities currently under the COO role will be assumed by other employees.

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

Amendment to Award Agreements under the 2020 Long-Term Cash Incentive Plan

On March 17, 2021, the Compensation and Human Resources Committee of the Board (a) adopted amendments to the existing Award Agreement (“Award Agreement”) for the grant of awards under the Company’s 2020 Long-Term Cash Incentive Plan (the “LTCIP”) and (b) approved amending the Award Agreements that were previously entered into with Messrs. Saligram, Jennings and Weatherholt, in accordance with the terms of their respective offer letters. For further details of the LTCIP, Award Agreement, awards made thereunder and the amendment to the Award Agreement, please see the discussion regarding the Company’s LTCIP under “Item 11. Executive Compensation - Narrative Discussion of Executive Compensation - Long-Term Equity Incentive Compensation and Long-Term Cash Incentive Plan” below. The description of the amendments made to the Award Agreement herein does not purport to be complete and is qualified in its entirety by reference to the Amended Award Agreement, which is attached hereto as Exhibit 10.37 and is incorporated by reference herein.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

The following table sets forth, as of March 12, 2021, the names and ages of our executive officers, including all offices and positions held by each for at least the past five years. There are no family relationships between the executive officers of the Company or between any director and any executive officer of the Company.

Name	Age	Current Position and Five-Year Business Experience
Girishchandra K. Saligram	49	President and Chief Executive Officer (“CEO”) of Weatherford since October 2020
		Senior Vice President and Chief Operating Officer of Exterran Corporation from August 2018 to September 2020
		Senior Vice President Global Services of Exterran Corporation from August 2016 to August 2018
		Positions of increasing responsibilities at GE Oil & Gas ending with General Manager, Downstream Products & Services, in August 2016
H. Keith Jennings	51	Executive Vice President and Chief Financial Officer of Weatherford since September 2020
		Executive Vice President and Chief Financial Officer of Calumet Specialty Products Partners, L.P. from November 2019 to September 2020
		Vice President, Finance of Eastman Chemical Company, May 2018 to October 2019
		Vice President and Treasurer of Eastman Chemical Company from August 2016 to May 2018
		Vice President and Treasurer of Cameron International Corporation from June 2009 to April 2016
Scott C. Weatherholt (a)	43	Executive Vice President, General Counsel, and Chief Compliance Officer of Weatherford since July 2020
		Senior Vice President and General Counsel of Arena Energy, L.P., from September 2019 to July 2020
		Executive Vice President, General Counsel, and Corporate Secretary at Midstates Petroleum Company, Inc., from February 2015 to August 2019
__________
(a)Prior to joining Weatherford, Mr. Weatherholt was the General Counsel at Midstates Petroleum Company, Inc. when the company filed for bankruptcy protection on May 1, 2016 in the Federal Bankruptcy Court for the Southern District of Texas (Houston Division) and served the company before, during and after its bankruptcy. In addition, he was the Senior Vice President & General Counsel of Arena Energy, LP, which filed for bankruptcy protection on August 20, 2020 in the Federal Bankruptcy Court for the Southern District of Texas (Houston Division) approximately 4 weeks after his departure from the company.

Information about our Board of Directors

Directors’ Diversity of Skills and Expertise

Our Board’s composition is carefully considered by the Nominating and Governance Committee to ensure diversity in the broadest sense – independence, diversity of viewpoints, backgrounds and experience, including a consideration of gender, ethnicity, race, country of citizenship and age – to bring together multiple, complementary perspectives. The Board membership qualifications and nomination process can be found in our Governance Principles at www.weatherford.com by clicking on the “Investor Relations” section then “Corporate Governance,” then “Corporate Documents,” then selecting “Corporate Governance Principles.”

Our director nominees bring a range of skills and experience in relevant areas, including finance, exploration and production, environment, international business and leadership, as well as oilfield services. This impactful cross-section of capabilities enables our Board to help guide the Company’s strategic objectives and leading corporate governance practices. Further, while each member of our Board has held significant leadership positions in their respective professional fields, of equal importance is each Director’s ethics and integrity. Each of our Directors embodies the highest degree of personal and professional standards arming them with the qualified insights to deliver sustainable shareholder value.

Board of Directors Biographies

The Board currently consists of five members, as set forth in the table below. Our Articles of Association do not limit the number of terms a member may be re-elected to the Board. All of our directors are independent under the rules of the New York Stock Exchange (the “NYSE”), other than Girishchandra K. Saligram, who was appointed to the Board upon joining the Company as our President and Chief Executive Officer in October 2020.

Name	Age	Position
Charles M. Sledge	55	Chairman of the Board, Independent Non-Employee Director
Benjamin C. Duster, IV	60	Independent Non-Employee Director
Neal P. Goldman	51	Independent Non-Employee Director
Jacqueline Mutschler	59	Independent Non-Employee Director
Girishchandra K. Saligram	49	President and Chief Executive Officer and Director

CHARLES M. SLEDGE

Background

Mr. Sledge previously served as the Chief Financial Officer of Cameron International Corporation, an oilfield services company, from 2008 until its sale to Schlumberger Limited in 2016. Prior to that, he served as the Corporate Controller of Cameron International Corporation from 2001 until 2008. He currently serves on the boards of Talos Energy Inc., Noble Corporation and Vine Energy Inc.

Education

Louisiana State University, B.S. in Accounting

Harvard Business School, Advanced Management Program

AGE: 55 DIRECTOR SINCE: Dec. 2019 COMMITTEES: Chairman of the Board Audit (Chair) Safety, Environment and Sustainability OTHER PUBLIC COMPANY BOARDS: Talos Energy Inc. Noble Corporation Vine Energy Inc.

BENJAMIN C. DUSTER, IV

Background

Benjamin C. Duster IV, is the Founder and Chief Executive Officer of Cormorant IV Corporation, LLC, a consulting firm specializing in operational turnarounds and organizational transformations (founded in 2014). He is a 30-year veteran of Wall Street with extensive experience in M&A and Strategic Advisory Services in both developed and emerging markets. Mr. Duster currently serves on the board and chairs the audit committee at both Alaska Communications Systems Group, Inc. and Chesapeake Energy Corporation.

Education

Yale University, BA in Economics (Applied Math minor) with Honors

Harvard Law School, Juris Doctorate

Harvard Business School, MBA

AGE: 60
DIRECTOR SINCE: June 2020
COMMITTEES:
 Audit
 Compensation and Human Resources (Chair)
 Nominating and Governance
OTHER PUBLIC
COMPANY BOARDS:
 Alaska Communications Systems Group, Inc.
 Chesapeake Energy Corporation

NEAL P. GOLDMAN

Background

Mr. Goldman has over 25 years of experience in investing and working with companies to maximize shareholder value. Since 2015, he has been the Managing Member of SAGE Capital Investments, LLC, a consulting firm specializing in independent board of director services, restructuring, strategic planning and transformations for companies in multiple industries including energy, technology, media, retail, gaming and industrials. Prior to 2013, he was a Managing Director at Och-Ziff Capital Management, LP and a Founding Partner of Brigade Capital Management, LLC, which he helped to build to over $12 billion in assets under management. Mr. Goldman currently serves as Chairman of the Board of Talos Energy Inc.

Education

University of Michigan, BA

University of Illinois, MBA

AGE: 51 DIRECTOR SINCE: Dec. 2019 COMMITTEES: Audit (Vice Chair) Compensation and Human Resources Nominating and Governance (Chair) OTHER PUBLIC COMPANY BOARDS: Talos Energy Inc.

JACQUELINE C. MUTSCHLER

Background

Ms. Mutschler has over 30 years of business and technology experience in the oil industry. She held a range of strategic, operational and technology roles at BP plc that spanned its international businesses. Her most recent appointment at BP was the Head of Upstream Technology. Since her retirement from BP in 2014, she has provided independent consulting for the energy and technology industries. Ms. Mutschler is currently a director at Antero Resources Corporation.

Education

Wright State University, B.S., Geology/Geophysics

Stanford University, Executive Education Program

Massachusetts Institute of Technology, Executive Education Program

AGE: 59
DIRECTOR SINCE: Dec. 2019
COMMITTEES:
 Compensation and Human Resources
 Nominating and Governance
 Safety, Environment and Sustainability (Chair)
OTHER PUBLIC
COMPANY BOARDS:
 Antero Resources Corporation

GIRISHCHANDRA K. SALIGRAM

Background

Mr. Saligram joined Weatherford as our President and Chief Executive Officer in October 2020. Before joining Weatherford, Mr. Saligram served Exterran Corporation, a global systems and process company offering solutions in the oil, gas, water and power markets, as Chief Operating Officer and previously as President, Global Services after joining the company in 2016. Prior to Exterran Corporation, Mr. Saligram spent 20 years with GE in positions of increasing responsibility as a functional and business leader in industry sectors across the globe, including his last position as General Manager, Downstream Products & Services for GE Oil & Gas. Prior to that, Mr. Saligram led the GE Oil & Gas Contractual Services business based in Florence, Italy. Before his eight years in the oil and gas sector, Mr. Saligram spent 12 years with GE Healthcare in engineering, services, operations, and other commercial roles.

Education

Bangalore University, B.E, Computer Science & Engineering

Virginia Polytechnic Institute and State University, M.S., Computer Science

Northwestern University, Kellogg Graduate School of Management, M.B.A.

AGE: 49 DIRECTOR SINCE: Oct. 2020 COMMITTEES: Safety, Environment and Sustainability OTHER PUBLIC COMPANY BOARDS: None

Board and Board Committees

The Board directs and oversees the management of the business and affairs of the Company and serves as the ultimate decision-making body of the Company, except for those matters reserved to our shareholders. The Board oversees the Weatherford management team, to whom it has delegated responsibility for the Company’s day-to-day operations. While the Board’s oversight role is very broad and may concentrate on different areas from time to time, its primary areas of focus are strategy, oversight, governance and compliance, as well as assessing management and making changes as circumstances warrant. In many of these areas, significant responsibilities are delegated to the Board’s Committees, which in turn are responsible for reporting to the Board on their activities and actions. Our Board has established the following committees: Audit; Compensation and Human Resources; Nominating and Governance; and Safety, Environment and Sustainability, all of which are further described below. The members of each Committee listed below are as of the date of this Amendment.

AUDIT COMMITTEE	COMPENSATION AND HUMAN RESOURCES COMMITTEE	NOMINATING AND GOVERNANCE COMMITTEE	SAFETY, ENVIRONMENT AND SUSTAINABILITY COMMITTEE
Members:	Members:	Members:	Members:
Mr. Duster,	Mr. Duster (Chair),	Mr. Duster,	Ms. Mutschler (Chair),
Mr. Goldman (Vice Chair),	Mr. Goldman,	Mr. Goldman (Chair),	Mr. Saligram,
Mr. Sledge (Chair)	Ms. Mutschler	Ms. Mutschler	Mr. Sledge

Primary Responsibilities:

•Overseeing the integrity of our financial reporting process and systems of internal accounting and financial controls;

•reviewing our financial statements;

•overseeing our compliance with legal and regulatory requirements;

•authorizing and being responsible for the appointment, compensation, retention, and oversight of our independent auditor;

•overseeing our independent auditor’s qualifications and independence; and

•overseeing the performance of our internal assurance function, including internal audits and investigations, and our independent auditor.

Primary Responsibilities:

•Monitoring and reviewing the Company’s overall compensation and benefits program design to ensure program discourages excess risk taking;

•assessing compensation program’s continued competitiveness and consistency with compensation philosophy, corporate strategy and objectives;

•reviewing and approving corporate goals and objectives;

•reviewing, with the CEO, and approving each component of compensation of our executive officers;

•selecting appropriate compensation peer groups;

•making decisions regarding severance, executive compensation plans, incentive compensation plans and equity-based plans and administering such plans; and

•reviewing and making recommendations to the Board with respect to the compensation of our independent, non-employee directors

Primary Responsibilities:

•Identifying individuals qualified to serve as Board members;

•recommending director nominees for each annual general meeting of shareholders (an “Annual General Meeting”), to fill any vacancies, and recommending directors for each committee;

•reviewing and recommending changes to the Company’s Corporate Governance Principles for Board approval;

•overseeing the Board in its annual review of the Board’s and management’s performance;

•reviewing and recommending responses to shareholder proposals (other than those related to compensation) to the Board;

•reviewing and providing guidance to management and the Board regarding shareholder engagement; and

•succession planning for the Company’s CEO and reviewing CEO’s succession planning for other executive officers.

Primary Responsibilities:

•Reviewing the Company’s policies relating to quality, health, safety, security, environmental (“QHSSE”) stewardship, and corporate responsibility, including sustainability, socially responsible engagement, security, ethics and quality assurance and overseeing adherence and enforcement of these policies and related programs;

•overseeing the Company’s initiatives to promote safety awareness among all employees;

•reviewing strategy and resources of the Company’s QHSSE organization and approving the annual QHSSE plan, including related processes;

•reviewing periodic updates on significant health, safety, security, environmental sustainable-development and social and public policy issues;

•reviewing findings related to any significant QHSSE incident and making periodic facility visits;

•ensuring annual preparation and review of a sustainability report; and

•assisting the Board with oversight of the Company’s risk-management and security processes in relation to QHSSE.

Meetings in 2020: 13	Meetings in 2020: 6	Meetings in 2020: 4	Meetings in 2020: 4

Additional Board Information

Board Meetings: During 2020, the Board met 36 times; all of the directors of the Company at the time participated in at least 75% of all of the Board of Directors and its respective Committee meetings conducted during their respective tenures. It is our policy that directors are expected to attend each Annual General Meeting.

Committee Charters: The charter for each Committee of our Board is available on our website at www.weatherford.com, by clicking on “Investor Relations,” then “Corporate Governance,” then “Corporate Documents,” then the name of the applicable committee charter.

Independence: Each Committee of our Board other than the Safety, Environment and Sustainability Committee, is composed entirely of independent directors.

Committee Member Qualifications: The Board has determined that each member of the Audit Committee is “financially literate” pursuant to the listing standards of the NYSE and that Messrs. Sledge and Goldman are an “audit committee financial expert,” as defined by applicable U.S. Securities and Exchange Commission (the “SEC”) rules, because of each of their individual extensive financial experience.

Corporate Governance Matters

Our Board believes sound corporate governance processes and practices, as well as high ethical standards, are critical to handling challenges and to achieving business success. We embrace leading governance practices and also conduct ongoing reviews of our governance structure and processes to reflect shareholder input and changing circumstances. Below are highlights of our corporate governance practices and principles.

HIGHLIGHTS
Director Independence	✓	4 out of 5 of our directors are independent.
Chairman of the Board	✓	We have an independent Chairman of the Board who, among other items:
•
reviews Board meeting schedules and agendas to assure there is an adequate number of scheduled meetings and that sufficient time for discussion of all agenda items and all topics deemed important by the independent directors are included;

• presides at all meetings of the Board, including executive sessions, and can call for executive sessions of the Board’s independent directors, if and when deemed appropriate;
• leads the Board’s annual evaluation of the Chief Executive Officer;
• monitors and collaborates with management regarding corporate governance matters; and
• is available for communication with shareholders, in coordination with management, when appropriate.
Committee Structure	✓
Our Committees, other than the Safety, Environment and Sustainability Committee, are composed entirely of independent directors; on an annual basis, the Nominating and Governance Committee evaluates and recommends Committee chairs to the Board and assesses the appropriateness of any further chair rotations.

Executive Sessions	✓
Independent directors meet regularly in executive session, including after all regularly scheduled meetings; in 2020, executive sessions were held at each of the regularly scheduled Board meetings and, if appropriate, certain Committee meetings.

Annual Voting	✓	Each member of our Board is elected annually with a majority voting standard for uncontested elections.
Annual Board and Committee Self Evaluation	✓	The Board and each Committee conduct annual self-evaluations.
Share Ownership Guidelines	✓
Subject to a five-year transition period, our directors are required to own at least five times their annual cash retainers; our CEO is required to own at least six times his or her annual base salary; and our other named executive officers (“NEOs”) are required to own three times their annual base salaries.

Risk Oversight	✓
Our entire Board is responsible for risk management of the Company, and our Committees have particular oversight of certain key risks, including those that are identified in the Company’s enterprise risk management program.

Succession Planning	✓
CEO succession planning is reviewed and discussed at least annually; additionally, the CEO reports to the Board on at least an annual basis concerning management development and succession planning for all other key positions.

Code of Business Conduct	✓	We have a robust and comprehensive Code of Business Conduct that applies to all employees and each director and a Supplemental Code of Business Conduct for our executive officers.
No Hedging of Company Securities	✓	We prohibit our directors and executives from engaging in hedging or derivative transactions involving our securities.
No Pledging of Company Securities	✓	We prohibit our directors and executives from pledging our securities. No director nominees or executives currently pledge any of our securities.

Nomination of Directors

In obtaining the names of possible director nominees, the Nominating and Governance Committee conducts its own inquiries and considers suggestions from other directors, management, shareholders and professional director search firms. The Committee’s process for evaluating nominees identified in unsolicited recommendations from shareholders is the same as its process for unsolicited recommendations from other sources.

The Nominating and Governance Committee will consider nominees recommended by shareholders who submit their recommendations in writing to Chairman, Nominating and Governance Committee, care of the Corporate Secretary, Weatherford International plc, 2000 St. James Place, Houston, Texas 77056. Recommendations received by the dates set forth below will be considered for inclusion in the slate of director nominees to be presented at the Annual General Meeting in the following year. Unsolicited recommendations must contain the name, address and telephone number of the potential nominee, a statement regarding the potential nominee’s background, experience, expertise and qualifications, a signed statement confirming his or her willingness and ability to serve as a director and abide by our corporate governance policies, his or her availability for a personal interview with the Nominating and Governance Committee and evidence that the person making the recommendation is a shareholder of Weatherford.

The Nominating and Governance Committee believes that nominees should possess the highest personal and professional ethics, reputation, integrity and values and be committed to representing the long-term interests of our shareholders. Directors should have a record of accomplishment in their chosen professional field and demonstrate sound business judgment. Directors must be willing and able to devote sufficient time to carrying out their duties and responsibilities effectively, including attendance at and participation in Board and Committee meetings (which generally are held in Houston, Texas or remotely), and should be committed to serve on the Board for an extended period of time. The Nominating and Governance Committee will consider independence, diversity of viewpoints, backgrounds and experience, including a consideration of gender, ethnicity, race, country of citizenship and age in determining whether a candidate will be an appropriate fit with, and an asset to, the Board of Directors. When considering existing directors, the Nominating and Governance Committee evaluates their history of attendance at Board and Committee meetings as well as contributions and effectiveness at such meetings.

Shareholders who wish to have a nominee considered by our shareholders at the Annual General Meeting must comply with the deadlines and procedures set forth in our articles of association. Our articles of association provide that a person who (i) is a registered shareholder (A) at the time of the notice, referred to below and (B) at the time of the Annual General Meeting, (ii) is entitled to vote at the Annual General Meeting and (iii) complies with the notice and certain other relevant provisions of the articles of association, may, by timely written notice, bring a nomination for the election of a director or other business before an Annual General Meeting.

To be timely for an Annual General Meeting, a registered shareholder’s notice to bring a nomination or other business must be delivered or mailed and received at the Company’s registered office, addressed to the Corporate Secretary no earlier than 90 calendar days and no later than 120 calendar days before the first anniversary of the Company’s Annual General Meeting for the prior year; provided, however, that (A) if the annual meeting of shareholders is advanced by more than 30 days, or delayed by more than 60 days, from the first anniversary of the prior year’s Annual General Meeting or (B) if no annual meeting was held during the prior year, the notice by the registered shareholder to be timely must be received (1) no earlier than 120 days before such Annual General Meeting and (2) no later than the later of 90 days before such Annual General Meeting and the tenth day after the day on which the notice of such Annual General Meeting was first made by mail or public disclosure.

In no event shall an adjournment or postponement, or public disclosure of an adjournment or postponement, of an Annual General Meeting commence a new time period (or extend any time period) for the giving of the notice of business. The request must specify any other information that would be required to be included in a proxy statement pursuant to the rules of the SEC.

We recommend that any shareholder desiring to make a nomination or submit a proposal for consideration obtain a copy of our articles of association. They are available on our website at www.weatherford.com, by clicking on “Investor Relations,” then “Corporate Governance,” then “Corporate Documents,” then “Memorandum and Articles of Association.” Shareholders also may obtain a copy of these documents free of charge by submitting a written request to our Corporate Secretary at 70 Sir John Rogerson’s Quay, Dublin 2, Ireland.

Any shareholder proposal (including the nomination of any director), whether or not to be included in our proxy materials, must be sent to our Corporate Secretary at the Company’s registered office, 70 Sir John Rogerson’s Quay, Dublin 2, Ireland.

Code of Ethics

We have adopted a code of ethics entitled “Code of Business Conduct,” which applies to all our employees, officers and directors and our board of directors has also adopted a separate “Supplemental Code of Business Conduct” for our senior officers. Copies of these codes can also be found at www.weatherford.com.

Item 11.	Executive Compensation

Introduction and Named Executive Officers

We are currently considered a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our chief executive officer at any time during the fiscal year and our two other most highly compensated executive officers at the end of the fiscal year. In addition, we are required to include up to two other individuals who would otherwise have been one of our two most highly compensated executive officers but for the fact that they were no longer serving as an executive officer at the end of the fiscal year. We refer to these individuals below as our NEOs for the year ended December 31, 2020:

Name	Age	Position
Girishchandra K. Saligram(a)	49	President, Chief Executive Officer and Director
Karl Blanchard(b)	61	Executive Vice President and Chief Operating Officer and Former Interim Chief Executive Officer
Christian A. Garcia(c)	57	Former Executive Vice President and Chief Financial Officer and Former member of the Office of Chief Executive
Mark A. McCollum(d)	62	Former President, Chief Executive Officer and Former Director
H. Keith Jennings(e)	51	Executive Vice President and Chief Financial Officer
Scott C. Weatherholt(f)	43	Executive Vice President, General Counsel and Chief Compliance Officer
Mark D. Swift(g)	62	Former President Western Hemisphere
__________
(a)Mr. Saligram was appointed as our President and Chief Executive Officer effective October 12, 2020.
(b)Mr. Blanchard served as our Executive Vice President and Chief Operating Officer until his retirement on February 26, 2021. On June 7, 2020, Mr. Blanchard was appointed as a member of the Office of Chief Executive, together with Mr. Garcia. On June 16 2020, Mr. Blanchard was appointed as our Interim Chief Executive Officer, which position he held until October 12, 2020 when Mr. Saligram joined the Company. At that time, Mr. Blanchard returned to his former role as our Executive Vice President and Chief Operating Officer. Mr. Blanchard also was appointed as our interim Principal Financial Officer upon Mr. Garcia’s resignation in August, 2020 until Mr. Jennings joined the Company on September 1, 2020.
(c)Mr. Garcia was appointed as a member of the Office of Chief Executive from June 7, 2020 through June 16, 2020. Mr. Garcia also served as our Executive Vice President and Chief Financial Officer from January 6, 2020 until his resignation effective on August 5, 2020.
(d)Mr. McCollum served as our President, Chief Executive Officer and Director until his departure from the Company on June 7, 2020.
(e)Mr. Jennings was appointed as our Executive Vice President and Chief Financial Officer on September 1, 2020.
(f)Mr. Weatherholt was appointed as our Executive Vice President, General Counsel and Chief Compliance Officer on July 23, 2020.
(g)Mr. Swift served as our President Western Hemisphere until his departure from the Company on March 31, 2020.

2020 Summary Compensation Table

This table shows the total compensation paid for the years ended December 31, 2020, 2019 and 2018 to our NEOs, including certain former executive officers. Information is not provided for 2019 and 2018 for Messrs. Saligram, Jennings, Weatherholt, Garcia and Swift because they were not NEOs in those years.

Name and Principal Position	Year	Salary ($)	Bonus ($)(h)	Stock Awards ($)(i)	Non-Equity (Cash) Incentive ($)(j)	All Other Compensation ($)(k)	Total ($)
Girishchandra K. Saligram	2020	184,375	400,000	833,896	307,318	688	1,726,277
President and Chief Executive Officer a)

Karl Blanchard	2020	672,955	2,221,776	—	972,955	15,354	3,883,040
Former Office of the Chief Executive, Interim Chief Executive Officer, Executive Vice President and Chief Operating Officer (b)	2019	700,000	—	—	2,506,588	17,687	3,224,275
	2018	700,000	—	3,000,256	338,100	15,735	4,054,091

Christian A. Garcia	2020	371,250	—	389,658	230,000	5,787	996,695
Former Office of the Chief Executive, Executive Vice President and Former Chief Financial Officer (c)

Mark A. McCollum	2020	398,485	—	—	780,000	4,584,754	5,763,239
Former President and Chief Executive Officer (d)	2019	1,000,000	—	—	5,367,875	236,428	6,604,303
	2018	1,000,000	—	7,286,322	579,600	130,510	8,996,432

H. Keith Jennings	2020	166,667	250,000	—	220,537	150,738	787,942
Executive Vice President and Chief Financial Officer (e)

Scott C. Weatherholt	2020	194,792	200,000	—	212,726	620	608,138
Executive Vice President, General Counsel, Chief Compliance Officer and Interim Chief Human Resources Officer (f)

Mark D. Swift	2020	121,250	—	—	—	1,426,616	1,547,866
President, Western Hemisphere (g)
__________
(a)Mr. Saligram was appointed as our President and Chief Executive Officer on October 12, 2020.
(b)Mr. Blanchard joined the Company in 2017 as our Executive Vice President and Chief Operating Officer. On June 7, 2020, Mr. Blanchard was appointed to the Office of the Chief Executive, together with Mr. Garcia, upon the departure of Mr. McCollum. Effective June 16, 2020, Mr. Blanchard was appointed as our Interim Chief Executive Officer until Mr. Saligram joined the Company on October 12, 2020 at which time Mr. Blanchard resumed his duties as our Executive Vice President and Chief Operating Officer. Mr. Blanchard also was appointed as our interim Principal Financial Officer upon Mr. Garcia’s resignation in August 2020 until Mr. Jennings joined the Company on September 1, 2020. Mr. Blanchard retired from the Company effective February 26, 2021.
(c)Mr. Garcia joined the Company on January 6, 2020. On June 7, 2020, Mr. Garcia was appointed to the Office of the Chief Executive, together with Mr. Blanchard, upon the departure of Mr. McCollum. Mr. Garcia resigned from the Office of the Chief Executive effective as of June 16, 2020 and also resigned as Executive Vice President and Chief Financial Officer of the Company effective on August 5, 2020.
(d)Mr. McCollum served as our President and Chief Executive Officer until his departure from the Company on June 7, 2020.

(e)Mr. Jennings was appointed as our Executive Vice President and Chief Financial Officer effective September 1, 2020.
(f)Mr. Weatherholt was appointed as our Executive Vice President, General Counsel and Chief Compliance Officer effective July 23, 2020. Mr. Weatherholt receives the following compensation: annual base salary of $425,000, eligibility to participate in our 2020 Executive Incentive Compensation Plan (“EICP”) with a target award opportunity set at 90% of his annual base salary; a long-term cash incentive award of 235% of his annual base salary (prorated for the period of employment calculated from his hire date) pursuant to the LTCIP vesting in accordance with the LTCIP vesting schedule (with the time-based portion of the award vesting in equal installments on each of December 31, 2020, 2021 and 2022); eligibility to participate in the Company’s Amended and Restated 2019 Equity Incentive Plan (“2019 EIP”)or other long-term incentive plans, beginning in 2021 and subsequent years; and a sign-on bonus of $200,000, subject to repayment in full upon resignation or termination for cause prior to twelve months of receiving the payment or repayment of 50% upon resignation or termination for cause prior to 24 months of receiving the payment. Effective January 1, 2021, Mr. Weatherholt was appointed as the Interim Chief Human Resources Officer of the Company.
(g)Mr. Swift had been our President, Western Hemisphere since October 1, 2017 and was named as an executive officer of the Company in January 2020. Mr. Swift left the Company on March 31, 2020. He is included as an NEO because he would have been one of the two most highly compensated executive officers but for the fact that he was no longer with the Company at December 31, 2020.
(h)Amounts listed for Messrs. Saligram, Jennings and Weatherholt represent the portions of their cash sign-on bonuses paid during 2020. For Mr. Blanchard, the amount represents monthly cash payments of $370,296 in consideration of his expanded responsibilities effective June 10, 2020, which were payable on the 15th day of each month from July 15, 2020 through February 15, 2021. Mr. Garcia received a sign-on bonus and relocation allowance of $650,000 which was repaid upon his departure from the Company in August 2020.
(i)For the 2020 fiscal year, the fair value of awards granted was determined based on the closing price of our shares on the date of grant. For the 2018 fiscal year, assumptions used in the calculation of the fair value amounts in the table are included in “Note 17 - Share-Based Compensation” to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. See also “Annual Cash Incentive Compensation” and “Long-Term Equity Incentive Compensation” below.
(j)During 2020, each of our NEOs received cash awards under both our EICP and our LTCIP as further described in the “Item 11. Executive Compensation - Narrative Discussion of Executive Compensation” below. Payments under the 2020 EICP were paid in 2021 for performance achieved in 2020. Payments under the 2020 LTCIP were paid to Messrs. Blanchard, Garcia and McCollum in May 2020 and in January 2021 for Messrs. Saligram, Jennings and Weatherholt, for performance achieved in 2020. The amounts listed in Non-Equity (Cash) Incentive consist of the following:

Name	2020 EICP ($)	2020 LTCIP ($)
Saligram	230,469	76,849
Blanchard	672,955	300,000
Garcia	—	230,000
McCollum	—	780,000
Jennings	166,667	53,870
Weatherholt	168,672	44,054

(k)All Other Compensation for 2020 consists of the following:

Name	Matching Contribution and Other Contribution Plans ($)(1)	Life Insurance Premiums ($)	Relocation & Geographic Differential ($)	Termination Pay ($)(2)
Saligram	—	688	—	—
Blanchard	8,867	6,487	—	—
Garcia	3,037	2,750	—	—
McCollum	11,400	4,403	—	4,568,951
Jennings	—	738	150,000	—
Weatherholt	—	620	—	—
Swift	4,850	1,094	—	1,420,672
__________

(1)Amounts shown represent the Company contributions to the U.S. 401(k) plan for each of the NEOs.
(2)Termination Pay for 2020, in each case, represents an agreed amount paid in settlement to each departing NEO in satisfaction of any amounts owed to them, respectively, in connection with their departure from the Company.

Narrative Discussion of Executive Compensation

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table.

2020 Executive Summary

Following our emergence from bankruptcy in December 2019, our newly appointed Compensation and Human Resources Committee was tasked with evaluating our then existing executive compensation program in light of our new, post-emergence size and capital structure, while simultaneously confronting significant market challenges driven primarily by the 2020 oil crisis and the COVID-19 pandemic. The Compensation and Human Resources Committee retained Lyons, Benenson & Company Inc. (“LB&Co.”) as its independent compensation consultant to advise on our executive compensation and independent, non-employee director compensation matters. During 2020, we also made several changes to our executive leadership team (“ELT”).

As early as the first quarter of 2020, any expectations for the year with respect to our Company, our employees, our society, and the national and global economic landscape were replaced with the need to react to new and unknown circumstances and the combined challenges of the oil crisis and the COVID-19 pandemic. As noted above, we also experienced significant changes to our ELT in 2020, including changes to the incumbents occupying the roles of President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; and Executive Vice President, General Counsel and Chief Compliance Officer.

The following summary of changes to our executive compensation in 2020 are discussed further below:

•Voluntary 20% reduction in their base salaries;
•Approval, and subsequent adjustment of annual cash incentives based on achievement of performance metrics; and
•Approval of one-time long-term cash incentive awards (in lieu of equity awards) with 30% vesting on the basis of time and 70% vesting based on achievement of performance metrics.

Base Salary

Base salary provides a fixed level of compensation to the executive that is representative of his or her skills, responsibilities and experience. Base salaries for our executive officers are reviewed annually. Proposed changes to base salaries are reviewed by the Compensation and Human Resources Committee following recommendations from its executive compensation consultant at LB&Co. as well as those of the Chief Executive Officer (excluding his own base salary) and the Chief Human Resources Officer. The Compensation and Human Resources Committee does not rely on predetermined formulas or criteria when evaluating executive base salaries but considers comparable market data provided by its independent compensation consultant. The Compensation and Human Resources Committee also considers individual contributions, retention and succession planning concerns in setting base salaries.

Our executive officers in place as of April 1, 2020, voluntarily agreed to a 20% reduction in their base salaries for an indefinite period of time due to market volatility arising from the onset of the COVID-19 pandemic and ongoing uncertainty in the global oil and natural gas markets at the time which disrupted the supply/demand equation and resulted in significant commodity price volatility and material reductions to the capital spending plans of our customers. All voluntary reductions were removed effective January 1, 2021.

Annual Cash Incentive Compensation

Our annual cash incentive compensation is generally structured to deliver payouts in line with market multiples when performance targets are achieved or exceeded. In April 2020, the Compensation and Human Resources Committee, in consultation with management, initially agreed to Free Cash Flow, Quality and Safety metrics weighted at 80%, 10% and 10%, respectively, as the performance measures governing the generation of annual incentive funds under the EICP for the 2020 performance year. In addition, the Compensation and Human Resources Committee set a limit on the Quality and Safety metrics that would limit payouts under those two measures to target if the Free Cash Flow metric was not met at least at target.

Following the initial approval of the EICP performance measure design described above, in June 2020, the Board determined that the performance metrics set in early 2020 under the EICP were no longer appropriate due to the impact of the COVID-19 pandemic, drastic commodity price fluctuations in the oil and gas industry and other market conditions. The Board also determined that adjustments to the metrics were warranted in light of the significant management changes to the ELT in 2020, including the appointment of Mr. Blanchard as interim Chief Executive Officer. After reviewing management’s recommendations and consulting with LB&Co. and outside legal counsel, the Board approved amending the EICP to update the Free Cash Flow metric to utilize Unlevered Free Cash Flow, which excludes interest payments on Company debt. In connection with the adjustment in the performance metrics, the Board also implemented management’s recommendation to cap payouts at 100% of the target amounts.

The Board made these adjustments in order to provide appropriate incentives to retain key employees and to continue to stabilize the Company given recent changes to the ELT, and decided that these goals were better served by adjusting the existing EICP rather than adopting any new incentive plan or a pure retention-based program. The Board took into account the goals of managing company liquidity during a period of uncertainty in the market, and also determined that the adjusted metrics presented rigorous, but motivating and attainable goals. In connection with the transition to Unlevered Free Cash Flow, the performance targets under the EICP continue to be based on the original projections relied upon to establish the metrics for the EICP and the Company believed that, based on the then current projections, the EICP appropriately incentivized executives with challenging targets.

In January 2021, the Board, in an effort to streamline and simplify the Company’s multiple annual bonus plans, upon the recommendation of the Compensation and Human Resources Committee, approved the 2021 Short-Term Incentive Plan (“STI”) for our NEOs to replace the EICP. For the 2021 performance year, short-term incentives will be governed by our performance relative to the pre-established EBITDA and Free Cash Flow goals approved at the time of the STI’s adoption.

Long-Term Equity Incentive Compensation and the Long-Term Cash Incentive Plan

Long-term equity incentives are designed to motivate management to enable the Company to achieve long-term performance improvements and serve to link a significant portion of compensation to shareholder returns. Consistent with the objectives and philosophy of our compensation programs, historically, the Company previously issued awards of long-term equity compensation from time to time under our various equity incentive plans. We generally granted long-term equity awards annually in the first quarter to incentivize future performance.

On emergence from bankruptcy, pursuant to the terms of our court-approved plan of reorganization, we adopted the 2019 EIP under which shares are available for issuance. However, given our emergence from bankruptcy, continued pressure on our share price due to the instability in the oil and gas industry due to the 2020 oil crisis and the uncertainty in the markets as a result of the COVID-19 pandemic, the Board, upon the recommendation of the Compensation and Human Resources Committee, approved one-time grants of long-term cash awards pursuant to the LTCIP, which was adopted in April 2020. The purposes of these grants, which comprised time-based and performance-based long-term cash awards, was to continue to motivate and reward our executive officers and other participants to achieve sustained growth in connection with our long-term strategy in lieu of equity awards, while also helping to preserve our share reserve under the 2019 EIP.

Pursuant to the LTCIP, 30% of the awards vest on the basis of time, with one-third vesting on the award date, and one-third vesting on each of January 1, 2021 and 2022. In November 2020 and again in March 2021, the Compensation and Human Resources Committee approved amendments to the form of Award Agreement under the LTCIP. The November 2020 amendments addressed and clarified the proration of grants and vesting mechanics of LTCIP awards granted to executives joining the Company in the middle of the fiscal year. The March 2021 amendments further clarified the vesting mechanics, corrected and confirmed the performance metrics and payout percentages for 2020 and adopted new performance metrics for fiscal years 2021 and 2022 that match those approved for long-term equity incentive awards granted in 2021. As amended, the LTCIP Award Agreement provides that for executive officers joining the Company during fiscal year 2020, the cash awards vest one-third on each of December 31, 2020, 2021 and 2022. For fiscal year ending December 2020, the remaining 70% of the awards vest on the basis of Return On Capital Employed (“ROCE”) and Free Cash Flow performance, each equally weighted, as follows:

Performance Measure	Threshold	Target	Maximum
ROCE[1] – 35%
Performance Achievement	9%	12%	≥15%
Payout	50%	100%	150%
Free Cash Flow[2] – 35%
Payout	50%	100%	150%
__________
(1)ROCE is defined as adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) less cash taxes divided by the total gross assets less non-interest bearing current liabilities and total cash and is a non-GAAP financial measure.
(2)Free Cash Flow is defined as adjusted EBITDA less cash taxes, capital expenditures, changes in net working capital, cash interest, any amounts paid with respect to severance, and any restructuring costs or expenses and is a non-GAAP financial measure.

For the fiscal years ending December 31, 2021 and 2022, the performance-based portion of the LTCIP awards will vest based on achievement of specified levels of EBITDA Percentage and Operating Cash Flow Conversion, each equally weighted, to the extent earned, at the conclusion of the remaining two-year performance period ending December 31, 2022. Both EBITDA Percentage and Operating Cash Flow Conversion are non-GAAP financial measures. EBITDA Percentage is defined as the percentage of EBITDA relative to the Company’s revenue, and is calculated by dividing adjusted EBITDA by revenue. Operating Cash Flow Conversion is defined as the percentage of operating cash flow of the Company relative to the Company’s adjusted EBITDA, and is calculated as the sum of cash from operations less interest and less cash taxes divided by adjusted EBITDA. In setting the 2021 and 2022 targets, the Committee will evaluate historical performance and set realistic targets for the Company’s current business. The underlying metrics are competitively sensitive information; therefore, they will be disclosed only in our future SEC disclosures as performance periods are completed.

The cash award amounts for our current executive officers, prorated pursuant to their respective offer letters, and under the Award Agreements, as amended, are set forth in the table below and will vest as provided in the LTCIP and the Award Agreements, as amended, as described above.

Name	Time-based Award Amount (30%) ($)	Performance-based Cash Award Amount at Target (70%) ($)	Total Cash Award Amount ($)
Saligram	778,099	1,815,565	2,593,664
Jennings	378,870	884,030	1,262,900
Weatherholt	243,804	568,878	812,682

In January 2021, the Compensation and Human Resources Committee approved long-term equity incentive awards to our NEOs comprising time-based and performance-based equity awards. The time-based Restricted Share Units (“RSUs”) will be settled partially in cash and partially in equity over a two-year period. The Performance-Based Share Units (“PSUs”) which are based on achievement of specified levels of EBITDA Percentage and Operating Cash Flow Conversion, each equally weighted, will vest, to the extent earned, at the conclusion of a two-year performance period. Upon the recommendation of its independent executive compensation consultant at LB&Co., the Compensation and Human Resources Committee and the Board believed a two-year vesting and performance period was appropriate for the 2021 awards to our NEOs.

Perquisites and Other Generally Available Benefits and Compensation

We provide our NEOs with limited perquisites and other personal benefits that we believe are reasonable and consistent with the practices of our peer group. The amounts of these perquisites are shown in the 2020 Summary Compensation Table and the related footnotes. Our NEOs are also eligible for additional Company-wide benefits on the same basis as other full-time employees. These include a 401(k) plan, as well as health, medical and welfare programs. Matching contributions to our 401(k) plan were suspended Company-wide effective from May 1, 2020 through February 28, 2021. We also pay life insurance premiums on their behalf. Additionally, our NEOs are entitled to severance benefits under: (i) with respect to Mr. Blanchard, a Change in Control Agreement; (ii) with respect to Mr. McCollum, an individually tailored inducement arrangement; (iii) with respect to our current NEOs, a Change in Control Severance Policy and (iv) with respect to all executive officers, excluding Mr. McCollum, our general severance guidelines.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about the number of outstanding equity awards held by our NEOs at December 31, 2020.

	Stock Awards
Name	Number of Shares or Units of Shares That Have Not Vested	Market Value of Shares or Units of Shares That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested	Equity Incentive Plan Awards: Market or Payment Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)(1)	($)	(#)(2)	($)(2)
Girishchandra K. Saligram	169,491	$1,016,946	56,497	$338,982
__________
(1)Represents RSUs issued under the Weatherford 2019 Equity Incentive Plan, as amended (the “2019 EIP”), which vest in equal increments on each of October 12, 2021, 2022 and 2023.
(2)Represents PSUs issued under the 2019 EIP. The number of units reported and the payout value reported are based on achieving the threshold performance level which is one-third of the PSU granted. PSUs are eligible to vest at any time after the date of grant on October 12, 2020, subject to the attainment of applicable performance objectives. All performance objectives were met by March 3, 2021 and the full 169,491 PSUs were fully vested and the underlying shares with respect to such PSUs were issued to Mr. Saligram, less shares withheld to satisfy withholding tax obligations.

Potential Payments Upon Termination or Change in Control

The benefits provided to the executives in the event of a change in control of the Company are designed to allow them to assess takeover bids objectively and focus solely on the best interests of our shareholders. Each of our NEOs is covered under our CIC Severance Plan (as defined below). Upon his retirement, Mr. Blanchard was eligible for certain benefits under his standalone Change in Control Agreement, as amended. In addition, Messrs. Saligram, Jennings and Weatherholt will receive the severance and termination benefits specified in their offer letters and are eligible for the benefits described below under our CIC Severance Plan.

Change in Control Severance Plan

On November 17, 2020, the Board, upon the recommendation of the Compensation and Human Resources Committee, adopted the Weatherford International plc Change in Control Severance Plan (the “CIC Severance Plan”).

The CIC Severance Plan covers certain executive officers selected by the Compensation and Human Resources Committee, including our President and Chief Executive Officer, Girishchandra K. Saligram, our Executive Vice President and Chief Financial Officer, H. Keith Jennings and our Executive Vice President, General Counsel and Chief Compliance Officer, Scott C. Weatherholt. Under the CIC Severance Plan, participants will receive severance payments and benefits if they experience a termination of employment by the Company without “Cause” or by the participant for “Good Reason” (each as defined in the CIC Severance Plan) in the 6 months prior to or 12 months following a “Change in Control” (as defined in the CIC Severance Plan). Under the CIC Severance Plan, in general, a change in control will occur if (i) another person becomes the owner of 50% or more of the combined voting power of our shares, (ii) there is a change in a majority of the members of the then incumbent Board, or (iii) our shareholders approve a merger with another entity in which our shareholders fail to own more than 50% of the combined voting power of the surviving entity. Upon such a termination, participants will be able to receive:

•an amount equal to two (for participants with a title of Executive Vice President or above, including Messrs. Saligram, Jennings and Weatherholt) or one (for other participants) times the sum of (x) the higher of the participant’s base salary in effect immediately prior to the Change in Control or termination and (y) the participant’s target bonus;
•a prorated target annual bonus for the year of termination;
•two (for participants with a title of Executive Vice President or above, including Messrs. Saligram, Jennings and Weatherholt) or one (for other participants) year(s) of continued health and welfare benefits; and
•up to 6 months of outplacement services.

In order to participate in the CIC Severance Plan, participants must execute the Company’s form Confidentiality and Restrictive Covenant Agreement, which provides for a 6-month post-termination non-competition covenant, 12-month post-

termination non-solicitation of employees covenant and a perpetual non-disparagement covenant. The receipt of such severance payments and benefits is subject to the execution and non-revocation of a release of claims by the participant.

Change in Control Agreement

None of our current NEOs is party to a Change in Control Agreement (a “CIC Agreement”). With his retirement on February 26, 2021 and pursuant to his CIC Agreement, as amended, Mr. Blanchard was subject to a customary non-solicitation covenant that lasts during the period of employment and for one year thereafter.

Executive Severance and Termination Benefits

The Company provides certain severance and termination benefits as outlined in the offer letters with each of our current NEOs. In general, if a current NEO is terminated without cause and without a change in control, they will receive severance benefits equal to twelve months of annual base salary plus their EICP target reward opportunity. However, if either of Messrs. Jennings or Weatherholt is terminated without cause and without a change in control within six months of the hiring of Mr. Saligram, then they will receive an additional six months annual base salary and an additional 50% of their respective EICP target reward opportunity. Any severance benefits will be subject to the current NEO executing the Company’s release of claims. Additionally, Mr. Saligram will also be required to execute the Company’s standard restrictive covenants agreement.

Board Compensation

Narrative Discussion of Director Compensation

Historically, we have used a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting independent director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, including the number and location of meetings, as well as the level of knowledge and experience that we require of and expect from each member of our Board. Our Compensation and Human Resources Committee is responsible for reviewing and structuring our compensation policy regarding fees and compensation paid and granted to our independent directors.

Upon our emergence from bankruptcy in December 2019, the newly appointed Compensation and Human Resources Committee retained LB&Co. as its independent compensation consultant to advise on executive and independent, non-employee director compensation matters. Following an analysis and comprehensive review of our non-employee director compensation program by LB&Co., on the recommendation of the Compensation and Human Resources Committee, the Board approved the following compensation structure for our directors:

Type of Fee	New Amount
Regular Director Board service annual cash retainer	$100,000
Regular Director Board service annual equity retainer	$200,000
Non‐Executive Chair annual cash retainer	$145,000
Non‐Executive Chair annual equity retainer	$292,000
Audit Committee Chair annual cash retainer	$20,000
Audit Committee Member annual cash retainer	$10,000
Compensation and Human Resources Committee Chair annual cash retainer	$15,000
Compensation and Human Resources Committee Member annual cash retainer	$7,500
Nominating and Governance Committee Chair annual cash retainer	$10,000
Nominating and Governance Committee Member annual cash retainer	$5,000
Safety, Environment and Sustainability Committee Chair annual cash retainer	$15,000
Safety, Environment and Sustainability Committee Member annual cash retainer	$7,500

The above covers up to 10 meetings per year for the full Board or any of its Committees, respectively. An additional fee of $1,500 per meeting is paid to each director for meetings exceeding that threshold. Cash retainers are paid quarterly, in advance. Equity compensation is structured as grants of RSUs determined using the grant date fair value under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718 with a grant date to be selected for the current grant and for future years. The RSUs will vest on the first anniversary of the grant date with accelerated vesting in the event of death, disability and change in control.

On April 13, 2020, in response to the global COVID-19 pandemic and the sudden drop in oil and gas prices in March 2020, the Company’s non-employee directors voluntarily agreed to temporarily reduce their compensation in 2020. The annual cash retainer for Board service was temporarily reduced by $5,000 a quarter, equal to $20,000 annualized, effective July 1, 2020. The annual equity retainer for non-employee directors granted on April 13, 2020 (the “Grant Date”) in respect of the one-year period commencing on the Grant Date (the “Annual Grant Period”) and the amount due in respect of the period served on the Board from December 13, 2019 through April 12, 2020, were each paid in cash in lieu of RSU grants, and the amount with respect to the Annual Grant Period is subject to pro-rata clawback in the event a non-employee director voluntarily resigns from the Board prior to the one-year anniversary of the Grant Date.

On May 27, 2020, the Board established a Special Committee comprised of all of the independent, non-employee directors. The Special Committee was established, in part, to conduct a fulsome search process to identify a new Chief Executive Officer. Members of the Special Committee received a monthly cash fee of $25,000 and the Board temporarily suspended the additional $1,500 per meeting fee for any meetings in excess of 10 meetings in 2020. On December 31, 2020, the Special Committee was dissolved and the per meeting fee was reinstated for 2021.

2020 Director Compensation

The following table sets forth the compensation paid to each of our independent directors for the year ended December 31, 2020. Information about Mr. Girishchandra K. Saligram, our President and Chief Executive Officer and Mr. Mark A. McCollum, our former President and Chief Executive Officer, is listed in the 2020 Summary Compensation Table in this Amendment.

Name	Fees Earned or Paid in Cash ($)(1)	Total ($)
Thomas R. Bates Jr.(2)	431,316	431,316
Benjamin C. Duster(3)	380,366	380,366
John F. Glick(2)	301,859	301,859
Neal P. Goldman	534,379	534,379
Gordon T. Hall(2)	301,859	301,859
Jacqueline Mutschler	523,712	523,712
Charles M. Sledge(4)	636,335	636,335
__________
(1)Fees paid in Cash includes the annual $200,000 equity retainer converted to cash as described above for all directors, other than for the Non-Executive Chair for which the amount was $292,000.
(2)At our 2020 Annual General Meeting held on June 12, 2020, each of Messrs. Bates, Glick, and Hall had more votes “against” his re-election to the Board of the Company than votes “for” his re-election. On June 12, 2020, in accordance with the Company’s articles of association, each of Messrs. Bates, Glick and Hall promptly tendered his resignation from the Board and the committees thereof, effective immediately, and the Board accepted such resignations.
(3)Appointed to the Board on June 16, 2020. Mr. Duster’s compensation has been pro-rated to reflect his tenure in 2020.
(4)Effective June 12, 2020, Mr. Sledge assumed the role of our Non-Executive Chair of the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Shares Owned by Directors and Executive Officers

This table shows the number and percentage of registered shares beneficially owned by each of our directors, each of our NEOs and all of our directors and current executive officers as a group. Share ownership information of our directors and current executive officers is as of March 12, 2021. Share ownership information for our former NEOs is based on their last filed Form 4s and other corporate records as of their date of departure from the Company. Each person has sole voting and investment power for the shares shown below, unless otherwise noted.

Name	Number of Shares Owned	Right to Acquire(1)	Total Shares Beneficially Owned	Percent of Outstanding Shares
Karl Blanchard	725	8,060	8,785	*
Benjamin C. Duster, IV	—	—	—	*
Christian A. Garcia	17,390	—	17,390	*
Neal P. Goldman	—	—	—	*
H. Keith Jennings	—	—	—	*
Mark A. McCollum	1,741	19,349	21,090	*
Jacqueline C. Mutschler	—	—	—	*
Girishchandra K. Saligram	102,797	—	102,797	*
Charles M. Sledge	—	—	—	*
Mark D. Swift	289	3,223	3,512	*
Scott C. Weatherholt	—	—	—	*

All directors and current executive officers as a group (7 persons)	102,797	—	102,797	*
__________
* Less than 1%.
(1)Includes new ordinary shares that can be acquired through the exercise of warrants received in the bankruptcy as consideration for old ordinary shares owned by the individual pursuant to the terms of our court approved plan of reorganization.

Shares Owned by Certain Beneficial Holders

This table shows information for each person who may be deemed to beneficially own 5% or more of our outstanding registered shares as of March 12, 2021, as contained in filings made by the shareholder with the SEC or in other information made available to us.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Outstanding Shares(1)
Franklin Resources, Inc. One Franklin Parkway San Mateo, California 94403-1906	15,300,451	(2)	21.8%
The Capital Group Companies, Inc. 333 South Hope Street Los Angeles, California 90071	8,226,998	(3)	11.7%
Yacktman Asset Management LP 6300 Bridgepoint Parkway Building One, Suite 500 Austin, Texas 78730	8,155,746	(4)	11.6%
Oaktree Holdings, LLC 333 S. Grand Avenue, 28th Floor Los Angeles, California 90071	6,919,730	(5)	9.9%
Exor N.V. Gustav Mahlerplein 25 Amsterdam, 1082 MS The Netherlands	4,832,164	(6)	6.9%
Barclays PLC 1 Churchhill Place London, E14 5HP, England	4,727,610	(7)	6.7%
__________
(1)The percentage is based on 70,120,153 outstanding ordinary shares as of March 12, 2021.
(2)The number of shares is based on the Schedule 13G/A filed with the SEC on February 2, 2021 by Franklin Resources Inc. and related reporting persons. According to the filing, (i) the beneficial owner has sole voting and dispositive power over 15,300,451 shares, and (ii) the beneficial owner does not have shared voting or dispositive power over any of the shares.
(3)The number of shares is based on information in a notice of holdings required under applicable Irish law and received by the Company on February 23, 2021.
(4)The number of shares is based on the Schedule 13G/A filed with the SEC on February 12, 2021 by Yacktman Asset Management LP and related reporting persons. According to the filing, (i) the beneficial owner has sole voting and dispositive power over 2,711,845 shares, and (ii) the beneficial owner has shared voting and dispositive power over an additional 5,443,901 shares.
(5)The number of shares is based on the Schedule 13G/A filed with the SEC on February 16, 2021 by Oaktree Holdings, LLC and related reporting persons. According to the filing, (i) the beneficial owner reports sole voting and dispositive power over 6,919,730 shares, and (ii) the beneficial owner does not have shared voting or dispositive power over any of the shares.
(6)The number of shares is based on the Schedule 13G/A filed with the SEC on February 4, 2021 by Exor N.V. According to the filing, (i) the beneficial owner reports sole voting and dispositive power over 4,832,164 shares, and (ii) the beneficial owner does not have shared voting or dispositive power over any of the shares.
(7)The number of shares is based on the Schedule 13G filed with the SEC on February 11, 2021 by Barclays PLC and related reporting persons. According to the filing, (i) the beneficial owner reports sole voting and dispositive power over 4,727,610 shares, and (ii) the beneficial owner does not have shared voting or dispositive power over any of the shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020, about the number of shares to be issued upon vesting or exercise of equity awards as well as the number of shares remaining available for issuance under our equity compensation plans.

Plan Category (Shares in thousands, except share prices)	Numbers of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans(a)
Equity compensation plans (b)	339	—	8,238

(a)Excluding shares reflected in the first column of this table.
(b)Includes the 2019 Plan, the adoption of which was approved in connection with our emergence from bankruptcy in December 2019. The 2019 Plan was amended and restated in 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Director Independence

While our ordinary shares have been delisted from the NYSE and deregistered under Section 12(b) of the Exchange Act, as a matter of continued corporate governance, we have voluntarily chosen to continue to follow certain NYSE and SEC rules and governance standards including, specifically, those governing director independence. The Board has affirmatively determined that each non-employee director is independent under the rules of the NYSE and the SEC. As contemplated by NYSE rules, the Board has adopted categorical standards to assist it in making independence determinations. These standards are available on our website at www.weatherford.com, by clicking on “Investor Relations,” then “Corporate Governance,” then “Corporate Documents,” then “Corporate Governance Principles.” However, in making independence determinations, the Board considers and reviews all relationships with each director, whether or not they fall within the categorical standards. None of the independent directors had relationships relevant to an independence determination that were outside the scope of the Board’s categorical standards.

See “Item 10. Directors, Executive Officers and Corporate Governance - Additional Board Information - Independence” and “Item 10. Directors, Executive Officers and Corporate Governance - Additional Board Information - Committee Member Qualifications” for additional detail on the independence of the members on each of our committees and their satisfaction of the required qualification standards for membership on those committees.

Item 14.	Principal Accountant Fees and Services

Fees Paid to KPMG

The following table presents fees for professional audit services rendered by KPMG for the audit of the annual consolidated financial statements and statutory financial statements of Weatherford for the years ended December 31, 2020 and December 31, 2019 and fees billed for other services rendered by KPMG during those periods. All fees were approved by the Audit Committee pursuant to its pre-approval policy.

	2020	2019
Audit fees(1)	$7,307,000	$15,972,000
Audit-related fees(2)	—	18,000
Tax fees(3)	50,000	353,000
All other fees(4)	—	1,315,000
TOTAL	$7,357,000	$17,658,000

(1)Audit fees consist of professional services rendered for the audit of Weatherford’s annual financial statements, the audit of the effectiveness of Weatherford’s internal controls over financial reporting and the reviews of Weatherford’s quarterly financial statements. This category also includes fees for issuance of comfort letters, consents, assistance with and review of documents filed with the SEC, statutory audit fees, work performed by tax professionals in connection with the audit and quarterly reviews and accounting consultations and research work necessary to comply with the standards of the Public Company Accounting Oversight Board (United States). Fees are presented in the period to which they relate versus the period in which they were billed.
(2)Audit-related fees include consultations concerning financial accounting and reporting matters not required by statute or regulation.
(3)Tax fees consist of non-U.S. tax compliance, planning and U.S./non-U.S. tax-related consultation.
(4)Other services performed include certain other advisory services and do not include any fees for financial information systems design and implementation.

Audit Committee Pre-approval Policy

The Audit Committee has established a pre-approval policy for all audit and non-audit services to be provided by our independent auditor, which was last reviewed and approved on February 25, 2021. There are two types of pre-approval. “General” pre-approval is based on pre-determined types of services. “Specific” pre-approval is required for certain types of services or if a service is expected to exceed budgeted amounts. “Specific” pre-approval must be obtained through direct communications with the Audit Committee or the Chair of the Audit Committee, to whom the Audit Committee has delegated pre-approval authority. The Chair of the Audit Committee must report any pre-approved decisions to the Audit Committee at its next scheduled meeting. During 2020, all audit and non-audit services performed by the independent auditor were subject to, and were approved pursuant to, the pre-approval policy.

The Audit Committee has designated the Company’s Chief Assurance Officer to monitor and report on the performance of all services provided by our independent auditor and to determine whether such services are in compliance with the pre-approval policy. Accordingly, the Chief Assurance Officer periodically reports to the Audit Committee regarding the results of his monitoring.

Part IV

Item 15. Exhibit and Financial Statement Schedules

The exhibits listed under “Item 15. Exhibits, Financial Statement Schedules” of the Original Filing and the exhibits listed below are filed with, or incorporated by reference in this report.

(a)The following documents are filed as part of this report:
1.No financial statements are filed with this report on Form 10-K/A.
2.No financial statement schedules are filed with this report on Form 10-K/A.
3.The exhibits of the Company listed below under Item 15(b).

(b)     Exhibits:

Exhibit Number	Exhibit Description
*10.36	Offer Letter to Scott C. Weatherholt dated July 8, 2020.
*10.37	LTCIP Amended Award Agreement adopted March 17, 2021.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2021.

WEATHERFORD INTERNATIONAL PLC

/s/ H. Keith Jennings
H. Keith Jennings
Executive Vice President and Chief Financial Officer