Form 10-Q
period 2021-03-31
Weatherford International plc
filed 2021-05-06
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of April 23, 2021, there were 70,120,153 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Three Months Ended March 31, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2021	2020
Revenues:
Products	$309	$450
Services	523	765
Total Revenues	832	1,215
Costs and Expenses:
Cost of Products	280	392
Cost of Services	356	521
Research and Development	21	33
Selling, General and Administrative	188	248
Impairments and Other Charges	—	817
Restructuring Charges	—	26
Total Costs and Expenses	845	2,037
Operating Loss	(13)	(822)
Interest Expense, Net	(70)	(58)
Reorganization Items	—	(9)
Other Expense, Net	(4)	(25)
Loss Before Income Taxes	(87)	(914)
Income Tax Provision	(23)	(44)
Net Loss	(110)	(958)
Net Income Attributable to Noncontrolling Interests	6	8
Net Loss Attributable to Weatherford	$(116)	$(966)

Basic & Diluted Loss per Share	$(1.66)	$(13.80)
Basic & Diluted Weighted Average Shares Outstanding	70	70
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net Loss	$(110)	$(958)
Foreign Currency Translation Adjustments	(4)	(95)
Comprehensive Loss	(114)	(1,053)
Comprehensive Income Attributable to Noncontrolling Interests	6	8
Comprehensive Loss Attributable to Weatherford	$(120)	$(1,061)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except par value)	3/31/2021	12/31/2020
	(Unaudited)
Assets:
Cash and Cash Equivalents	$1,177	$1,118
Restricted Cash	166	167
Accounts Receivable, Net of Allowance for Credit Losses of $32 at March 31, 2021 and $32 at December 31, 2020	793	826
Inventories, Net	676	717
Other Current Assets	346	349
Total Current Assets	3,158	3,177
Property, Plant and Equipment, Net of Accumulated Depreciation of $430 at March 31, 2021 and $367 at December 31, 2020	1,170	1,236
Intangible Assets, Net of Accumulated Amortization of $212 at March 31, 2021 and $173 at December 31, 2020	771	810
Operating Lease Right-of-Use Assets	128	138
Other Non-Current Assets	68	73
Total Assets	$5,295	$5,434

Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	11	13
Accounts Payable	330	325
Accrued Salaries and Benefits	253	297
Income Taxes Payable	194	185
Current Portion of Operating Lease Liabilities	67	71
Other Current Liabilities	509	471
Total Current Liabilities	1,364	1,362
Long-term Debt	2,602	2,601
Operating Lease Liabilities	159	177
Other Non-Current Liabilities	349	357
Total Liabilities	$4,474	$4,497
Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 70 shares at March 31, 2021 and December 31, 2020	$—	$—
Capital in Excess of Par Value	2,897	2,897
Retained Deficit	(2,063)	(1,947)
Accumulated Other Comprehensive Loss	(47)	(43)
Weatherford Shareholders’ Equity	787	907
Noncontrolling Interests	34	30
Total Shareholders’ Equity	821	937
Total Liabilities and Shareholders’ Equity	$5,295	$5,434

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(110)	$(958)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	111	157
Goodwill Impairment	—	167
Long-lived Asset Impairments	—	640
Inventory Charges	17	2
Asset Write-Downs and Other Charges	—	6
Deferred Income Tax Provision	2	23
Share-Based Compensation	4	—
Changes in Operating Assets and Liabilities, Net:
Accounts Receivable	33	(3)
Inventories	20	(48)
Accounts Payable	7	(32)
Other Assets and Liabilities, Net	(10)	76
Net Cash Provided by Operating Activities	74	30
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(15)	(38)
Proceeds from Disposition of Assets	11	6
Other Investing Activities	1	(3)
Net Used in Investing Activities	(3)	(35)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(3)	(2)
Repayments of Short-term Debt, Net	(4)	(3)
Deferred Consideration Payment	—	(12)
Other Financing Activities	(2)	(3)
Net Cash Used in Financing Activities	(9)	(20)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(4)	(11)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	58	(36)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,285	800
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,343	$764
Supplemental Cash Flow Information:
Interest Paid	$24	$2
Income Taxes Paid, Net of Refunds	$15	$21

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” or “Weatherford”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”).

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2020 Annual Report for the discussion on our significant accounting policies. Certain reclassifications of the financial statements and accompanying footnotes for the three months ended March 31, 2020 have been made to conform to the presentation for the three months ended March 31, 2021.

2. Impairments and Other Charges

We recorded the following in “Impairments and Other Charges” on the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(Dollars in millions)	2021	2020
Long-lived Asset Impairments	$—	$640
Goodwill Impairment	—	167
Other Charges, Net	—	10
Total Impairment and Other Charges	$—	$817

We recognized long-lived asset and goodwill impairments as further described in “Note 4 – Long-Lived Asset Impairments” and “Note 5 – Goodwill and Intangible Assets”.

3.  Inventories, Net

Inventories, net of reserves of $137 million and $119 million as of March 31, 2021 and December 31, 2020, respectively by category in the table below. During the three months ended March 31, 2021 and 2020, we recognized excess and obsolete inventory charges of $17 million and $2 million, respectively, recorded in “Cost of Products” on our Condensed Consolidated Statements of Operations.

(Dollars in millions)	3/31/2021	12/31/2020
Finished Goods	$604	$655
Work in Process and Raw Materials, Components and Supplies	72	62
Inventories, Net	$676	$717

4.  Long-lived Asset Impairments

We did not recognize any long-lived asset impairments in the three months ended March 31, 2021.

During the three months ended March 31, 2020, the global economic and industry conditions resulting from the decline in demand and impact from the COVID-19 pandemic were identified as impairment indicators. As a result, we performed interim impairment assessments as of March 31, 2020, of our property, plant and equipment, definite-lived intangible assets, goodwill and right of use assets with the assistance of third-party valuation advisors. Based on our impairment test, we determined the carrying amount of certain long-lived assets exceeded their respective fair values and recognized $640 million of long-lived asset impairments in “Long-lived Asset Impairments” on the accompanying Condensed Consolidated Statements of Operations during the three months ended March 31, 2020. See the impairment to goodwill and intangible assets at “Note 5 – Goodwill and Intangible Assets.”

The fair values of our long-lived assets were determined using discounted cash flow under the income approach or Level 3 fair value analyses. The income approach required significant assumptions to determine the fair value of an asset or asset group including the estimated discounted future cash flows, specifically the forecasted revenue, forecasted operating margins and the discount rate.

The table below details the long-lived asset impairments by asset and segment recognized.

	Three Months Ended March 31, 2020
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Property, Plant and Equipment	$222	$208	$430
Intangible Assets	31	106	137
Right of Use Assets	49	24	73
Total Impairment Charges	$302	$338	$640

5.  Goodwill and Intangible Assets

Goodwill

We have no goodwill as of December 31, 2020 and March 31, 2021. The cumulative impairment loss for goodwill was $239 million.

For the three months ended March 31, 2020, based on our goodwill impairment assessment that determined the fair value of our reporting units were less than their carrying values, we recognized goodwill impairment of $167 million in our Eastern Hemisphere segment, included in “Impairments and Other Charges” on the accompanying Condensed Consolidated Statements of Operations. We identified the impairment indicators as discussed in “Note 4 – Long-Lived Asset Impairments” that triggered interim quantitative goodwill assessments as of March 31, 2020. The fair values of our reporting units were determined using a combination of the income approach and the market approach for comparable companies in our industry, a Level 3 fair value analysis. Determining the fair value of the reporting units requires management to develop significant judgments, including estimating and discounting future cash flows by reporting unit, specifically forecasted revenue, forecasted operating margins and discount rates.

Intangible Assets

The components of definite-lived intangible assets, net of accumulated amortization, were as follows:

(Dollars in millions)	3/31/2021	12/31/2020
Developed and Acquired Technology	$427	$456
Trade Names	344	354
Totals	$771	$810

We did not recognize any impairment of intangible assets in the three months ended March 31, 2021. For the three months ended March 31, 2020, based on our impairment test, we recognized intangible asset impairments of $137 million of our developed and acquired technology.

Amortization expense was $39 million and $46 million for the three months ended March 31, 2021 and 2020, respectively, and is reported in Selling, General and Administrative on our Condensed Consolidated Statements of Operations. Accumulated amortization as of March 31, 2021 and December 31, 2020, was $161 million and $132 million, respectively, for Developed and Acquired Technology and $51 million and $41 million, respectively, for Trade Names.

6. Restructuring Charges

During the three months ended March 31, 2021 and 2020, we incurred restructuring charges of zero and $26 million, respectively, in “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations. Additional charges with respect to our ongoing cost reduction actions may be recognized in subsequent periods.

The following table presents restructuring charges for the first quarter of 2021 and 2020.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Severance Charges	$—	$23
Facility Exit Charges	—	3
Total Restructuring Charges	$—	$26

The following table presents total restructuring charges by reporting segment and Corporate for the first quarter of 2021 and 2020.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Western Hemisphere	$—	$15
Eastern Hemisphere	—	6
Corporate	—	5
Total Restructuring Charges	$—	$26

The following table presents total restructuring accrual activity for the three months ended March 31, 2021.

(Dollars in millions)	Accrued Balance at December 31, 2020	Charges	Cash Payments	Other	Accrued Balance at March 31, 2021
Restructuring Reserve	$53	$—	$(12)	$(1)	$40

7.  Borrowings and Other Obligations

(Dollars in millions)	3/31/2021	12/31/2020
Finance Lease Current Portion	$11	$9
Other Short-term Financing Arrangements	—	4
Short-term Borrowings	$11	$13

11.00% Exit Notes due 2024	$2,098	$2,098
8.75% Senior Secured Notes due 2024	457	455
Finance Lease Long-term Portion	47	48
Long-term Debt	$2,602	$2,601

Exit Notes

Upon our emergence from bankruptcy on December 13, 2019, we entered into an indenture with Deutsche Bank Trust Company Americas, as trustee and issued unsecured 11.00% Exit Notes in an aggregate principal amount of $2.1 billion maturing on December 1, 2024 (the “Exit Notes”). Interest on the Exit Notes accrues at the rate of 11.00% per annum and is payable semiannually in arrears on June 1 and December 1, which commenced on June 1, 2020.

Senior Secured Notes

On August 28, 2020, we entered into an indenture with Wilmington Trust, National Association, as trustee and collateral agent, and issued the 8.75% Senior Secured Notes in an aggregate principal amount of $500 million maturing September 1, 2024 (the “Senior Secured Notes”). Interest on the Senior Secured Notes accrues at the rate of 8.75% per annum and is payable semiannually in arrears on March 1 and September 1, commencing on March 1, 2021.

LC Credit Agreement

On December 13, 2019, we entered into the senior secured letter of credit agreement in an aggregate amount of $195 million maturing on June 13, 2024 with the lenders party thereto and Deutsche Bank Trust Company Americas as administrative agent (the “LC Credit Agreement”). The LC Credit Agreement is used for the issuance of bid and performance letters of credit of the Company and certain of its subsidiaries. On August 28, 2020, we amended the LC Credit Agreement to, among other things, increase the aggregate commitments to $215 million, modify the maturity date to May 29, 2024 and reduce the minimum liquidity covenant to $175 million.

At March 31, 2021, we had approximately $160 million in outstanding letters of credit under the LC Credit Agreement and availability of $55 million.

As of March 31, 2021, we had $328 million of letters of credit outstanding, consisting of the $160 million mentioned above under the LC Credit Agreement and another $168 million under various uncommitted facilities (of which there was $163 million in cash collateral held and recorded in “Restricted Cash” on our Condensed Consolidated Balance Sheets).

Accrued Interest

As of March 31, 2021 and December 31, 2020, we had approximately $80 million and $34 million, respectively in “Other Current Liabilities” primarily related to the Exit Notes and Senior Secured Notes.

Fair Value of Short and Long-term Borrowings

The carrying value of our short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued and will be less than the carrying value when the market rate is greater than the interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets. The table below presents the fair value and carrying value of the Exit Notes and Senior Secured Notes.

	3/31/2021		12/31/2020
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
11.00% Exit Notes due 2024	$2,098	$2,018	$2,098	$1,628
8.75% Senior Secured Notes due 2024	457	524	455	507
Total	$2,555	$2,542	$2,553	$2,135

8. Disputes, Litigation and Legal Contingencies

We are subject to lawsuits and claims arising out of the nature of our business. We have certain claims, disputes and pending litigation for which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases, that would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material. Due to the COVID-19 pandemic, many of the Company’s litigation matters and other disputes have been delayed due to court closures or other mandated accommodations.

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 were $44 million and $43 million, respectively.

GAMCO Shareholder Litigation

On September 6, 2019, GAMCO Asset Management, Inc. (“GAMCO”), purportedly on behalf of itself and other similarly situated shareholders, filed a lawsuit asserting violations of the federal securities laws against certain then-current and former officers and directors of the Company. GAMCO alleges violations of Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, and violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) based on allegations that the Company and certain of its officers made false and/or misleading statements, and alleged non-disclosure of material facts, regarding our business, operations, prospects and performance. GAMCO seeks damages on behalf of purchasers of the Company’s ordinary shares from October 26, 2016 through May 10, 2019. GAMCO’s lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, and it is captioned GAMCO Asset Management, Inc. v. McCollum, et al., Case No. 4:19-cv-03363. The District Court Judge appointed Utah Retirement Systems (“URS”) as Lead Plaintiff, and on March 16, 2020, URS filed its Amended Complaint. URS added the Company as a defendant but dropped the claims against non-officer board members and all the claims under the Securities Act. The defendants filed their motion to dismiss on May 18, 2020, and plaintiffs filed their response on July 3, 2020. The defendants filed a reply brief on August 3, 2020. Their motion to dismiss is pending before the Court. We cannot reliably predict the outcome of the claims, including the amount of any possible loss.

9.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the three months ended March 31, 2021 and 2020.

(Dollars in Millions)	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2020	$2,897	$(1,947)	$(43)	$30	$937
Net Income (Loss)	—	(116)	—	6	(110)
Other	—	—	—	(2)	(2)
Other Comprehensive Loss	—	—	(4)	—	(4)
Balance at March 31, 2021	$2,897	$(2,063)	$(47)	$34	$821

Balance at December 31, 2019	$2,897	$(26)	$9	$36	$2,916
Net Income (Loss)	—	(966)	—	8	(958)
Other Comprehensive Loss	—	—	(95)	—	(95)
Balance at March 31, 2020	$2,897	$(992)	$(86)	$44	$1,863

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2020	$(31)	$(12)	$(43)
Other Comprehensive Loss	$(4)	$—	$(4)
Balance at March 31, 2021	$(35)	$(12)	$(47)

Balance at December 31, 2019	$7	$2	$9
Other Comprehensive Loss	(95)	—	(95)
Balance at March 31, 2020	$(88)	$2	$(86)

10.  Loss per Share

Basic earnings (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares.

The following table presents our basic and diluted weighted average shares outstanding and loss per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2021	2020
Net Loss Attributable to Weatherford	$(116)	$(966)
Basic and Diluted Weighted Average Shares Outstanding	70	70
Basic and Diluted Loss Per Share Attributable to Weatherford	$(1.66)	(13.80)

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the three months ended March 31, 2021 and 2020 exclude 9 million and 8 million, respectively, potential ordinary shares for restricted share units, performance share units, phantom restricted share units, and warrants outstanding as we had net losses for those periods and their inclusion would be anti-dilutive.

11. Revenues

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

The following tables disaggregate our product and service revenues by major product line and geographic region for the three months ended March 31, 2021 and 2020 and includes equipment revenues recognized under lease accounting standards of $28 million for the three months ended March 31, 2021, and $57 million for the three months ended March 31, 2020.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Product Line Revenue for Western Hemisphere
Completion and Production	$225	$297
Drilling, Evaluation and Intervention	165	291
Total Western Hemisphere Revenue	390	588

Product Line Revenue for Eastern Hemisphere
Completion and Production	198	302
Drilling, Evaluation and Intervention	244	325
Total Eastern Hemisphere Revenue	442	627

Total Revenues	$832	$1,215

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Revenue by Geographic Areas:
North America	$214	$341
Latin America	176	247
Western Hemisphere	390	588

Middle East & North Africa and Asia	267	403
Europe/Sub-Sahara Africa/Russia	175	224
Eastern Hemisphere	442	627

Total Revenues	$832	$1,215

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets (including unbilled receivables), and customer advances and deposits (contract liabilities classified as deferred revenues). Our receivables are primarily derived from contract sales of products and services, which are included in “Accounts Receivable, Net” on the Condensed Consolidated Balance Sheets, and was $758 million and $792 million at March 31, 2021 and December 31, 2021, respectively. Total accounts receivable, net was $793 million and $826 million at March 31, 2021 and December 31, 2020, respectively. Contract assets were immaterial in both periods ending March 31, 2021 and December 31, 2020.

Contract liabilities totaled $43 million and $37 million at March 31, 2021 and December 31, 2020. Revenue recognized for the three months ended March 31, 2021 that were included in the contract liabilities balance at the beginning of 2021 was $18 million.

Performance Obligations

In the following table, estimated revenue for contracts with original performance obligations greater than twelve months are expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of March 31, 2021.

(Dollars in millions)	2021	2022	2023	2024	Thereafter	Total
Service Revenue	$38	$41	$39	$40	$54	$212

12. Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2020 Annual Report.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Revenue:
Western Hemisphere	$390	$588
Eastern Hemisphere	442	627
Total Revenue	832	1,215
Operating Income (Loss):
Western Hemisphere	24	29
Eastern Hemisphere	(19)	18
Total Segment Operating Income	5	47
Corporate (a)	(18)	(26)
Total Operating Income (Loss) Before Impairments, Restructuring and Other Charges	(13)	21
Impairments and Other Charges (b)	—	(817)
Restructuring Charges	—	(26)
Total Operating Loss	(13)	(822)
Interest Expense, Net	(70)	(58)
Reorganization Items	—	(9)
Other Expense, Net	(4)	(25)
Loss Before Income Taxes	$(87)	$(914)
(a)Corporate also includes eliminations of intercompany margins associated with transfers of assets and inventory that were nil in the three months ended March 31, 2021 and $8 million in the three months ended March 31, 2020.

(b)In the three months ended March 31, 2020, primarily includes the impairment of goodwill, property, plant and equipment, intangibles and right of use assets and other charges. See “Note 4 – Long-Lived Asset Impairments” and “Note 5 – Goodwill and Intangible Assets” for additional information.

13. Income Taxes

We determined our quarterly tax provision using the year-to-date effective tax rate because small changes in estimated ordinary annual income result in significant changes in our estimated annual effective tax rate. The year-to-date effective tax rate treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.

For the three months ended March 31, 2021, we recognized tax expense of $23 million on a loss before income taxes of $87 million compared to tax expense of $44 million on a loss before income taxes of $914 million for the three months ended March 31, 2020. Our income tax provisions generally do not correlate to our consolidated income (loss) before tax. Our income taxes provisions are primarily driven by profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Impairments and other charges recognized do not result in significant tax benefit as a result of our inability to forecast realization of the tax benefit of such losses. Tax expense for the three months ended March 31, 2020 included $20 million to recognize valuation allowance in jurisdictions where we are no longer able to forecast taxable income as a result of our liquidity position as of March 31, 2020.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of March 31, 2021, we anticipate that it is reasonably possible that our uncertain tax positions of $233 million may decrease by up to $3 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

In response to the COVID-19 pandemic, many countries have enacted tax relief measures to provide aid and economic stimulus to companies impacted by the COVID-19 pandemic. For the three months ended March 31, 2021, there were no material tax impacts to our Condensed Consolidated Financial Statements related to COVID-19 tax relief measures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Weatherford,” the “Company,” “we,” “us” and “our,” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, please review the section entitled “Forward-Looking Statements” and the section entitled “Part II – Other Information – Item 1A. – Risk Factors.”

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

•Completion and Production (“C&P”) offers production optimization services and a complete production ecosystem, featuring our artificial-lift portfolio, testing and flow-measurement solutions, and optimization software, to boost productivity and profitability. In addition, we have a suite of modern completion products, reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in deepwater, unconventional, and aging reservoirs.

•Drilling, Evaluation and Intervention (“DEI”) comprises a suite of services ranging from early well planning to reservoir management. The drilling services offer innovative tools and expert engineering to increase efficiency and maximize reservoir exposure. The evaluation services merge wellsite capabilities including wireline and managed pressure drilling. We also build or rebuild well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores.

Financial Results and Overview

Revenues totaled $832 million in the three months ended March 31, 2021, a decrease of $383 million, or 32%, compared to the three months ended March 31, 2020. This was primarily a result of a decline in demand for services and products related to the global health and economic crisis related to the COVID-19 pandemic, which began negatively impacting our business and industry late in the first quarter of 2020. Our revenue decline was predominantly driven by lower activity levels across both our C&P and DEI product lines. Revenues decreased 1% sequentially, with 6% decline in the Eastern Hemisphere driven by lower activity levels across both our C&P and DEI product lines, offset by 5% growth in the Western Hemisphere due to increased DEI sales and seasonally higher activity in North America.

Consolidated operating results in the three months ended March 31, 2021, improved $809 million, or 98%, compared to the three months ended March 31, 2020, and improved 88% sequentially, primarily from lower impairment and restructuring charges and a decline in our research and development expense reflecting the cost improvement initiatives that were implemented during 2020. These cost improvements were partially offset by the decline in demand for our products and services due to the COVID-19 pandemic.

Segment operating income in the three months ended March 31, 2021 was $5 million , a decrease of $42 million compared to the three months ended March 31, 2020. The decrease was driven by the decline in demand for services across both our C&P and DEI product lines. Segment operating income decreased $8 million sequentially, driven by the lower activity levels in C&P and DEI in the Eastern Hemisphere offset by increased activity and operating improvements in the Western Hemisphere.

Significant Impairments and Other Charges

For the three months ended March 31, 2021, we did not have significant impairments and other charges. For the three months ended March 31, 2020, significant impairments and other charges totaled $843 million and included $640 million of long-lived asset impairments, $167 million of goodwill impairment, $26 million of restructuring charges and $10 million of other charges.

Exchange Listing

In March 2021, we filed a Form 10 Registration Statement (“Form 10”) with the United States Securities and Exchange Commission (“SEC”) to register our ordinary shares pursuant to Section 12(b) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), with no additional shares to be offered for sale.

The Company’s voluntary filing of the Form 10 is subject to SEC review and, upon its effectiveness, we will be subject to the reporting requirements of the Exchange Act. In conjunction with the Form 10 becoming effective, we have applied to list our ordinary shares on The Nasdaq Stock Market LLC stock exchange (“Nasdaq”) under the ticker symbol “WFRD”, subject to approval from Nasdaq and the Company’s compliance with the applicable listing requirements. We currently expect that the registration and listing process will be completed during the second quarter of 2021.

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

The table below shows the average oil (West Texas Intermediate (“WTI”)) and natural gas (Henry Hub) prices during the three months ended March 31, 2021 and 2020.

	Three Months Ended
	3/31/2021	3/31/2020
Oil price - WTI (1)	$57.79	$45.76
Natural gas price - Henry Hub (2)	$3.56	$1.91
(1) Oil price measured in dollars per barrel (rounded to the nearest dollar)
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Company rig count information were as follows:

	Three Months Ended
	3/31/2021	12/31/2020	3/31/2020
North America	538	399	981
International	698	663	1,074
Worldwide	1,236	1,062	2,055

Global demand for oil was lower in the first quarter of 2021 compared to the first quarter of 2020, as the COVID-19 pandemic which began late in the first quarter of 2020, remains ongoing. Beginning in the first quarter of 2020, governments around the world responded to the COVID-19 pandemic with lockdowns, resulting in significantly reduced travel. Global stocks of crude and refined products increased as oil supply could not respond quickly enough to balance the market. These factors contributed to the resulting precipitous decline in commodity prices through the remainder of 2020, rising oil and gas inventory levels, decreased realized and expected levels of oil and gas demand, decreased level of production capacity and geopolitical uncertainty. During the second half of 2020, the Organization of Petroleum Exporting Countries (“OPEC”) led a supply alliance that agreed to production limits, which stabilized and improved oil prices. During the three months ended March 31, 2021, oil and natural gas prices have improved and with less volatility compared to prior year, however rig counts remain approximately 40% lower than the same period in the prior year as our industry adjusted operational structure in the last year in response to lower demand.

Business Outlook

The COVID-19 pandemic, customer activity shutdowns, travel constraints and access restrictions to customer work locations continue to cause significant uncertainty for the global economy, resulting in the decline in the global demand for oil and gas in the first quarter of 2021 compared to the first quarter of 2020.

We continue to closely monitor the global impacts surrounding the COVID-19 pandemic, including operational and manufacturing disruptions, logistical constraints and travel restrictions. We have experienced and expect to continue to experience delays or a lack of availability of key components from our suppliers, shipping and other logistical delays and disruptions, customer restrictions that prevent access to their sites, community measures to contain the spread of the virus, and changes to Weatherford’s policies that have both restricted and changed the way our employees work. We expect most, if not all, of these disruptions and constraints will continue to affect how we and our customers and suppliers work.

We continuously improve crew rotations and management practices to minimize our employees’ exposure to COVID-19 while at client facilities. Our identification and management of COVID-19 cases evolve with the latest guidance through the development of updated protocols, advanced testing and response procedures. Faced with these challenges, we evolved our digital portfolio and enhanced our applications to offer fully-integrated digital oilfield solutions. We also increased our offerings of automated well construction and remote monitoring and predictive analytics related to our product offerings.

Oil prices have risen recently, buoyed by recent supply policies led by OPEC and other high oil exporting non-OPEC nations (“OPEC+”). We expect continued improvements in our customer activity levels with the ongoing COVID-19 vaccine rollout and multinational economic stimulus actions which is expected to provide a measured pathway to oil demand recovery throughout 2021. We anticipate industry activity will continue to slowly recover in the second half of 2021, with higher activity levels more likely to occur during 2022. We expect our consolidated revenues in 2021 to align with current activity levels and are expected to be in line with our annualized second-half 2020 results. This is expected to be comprised of growth in the Western Hemisphere of low- to mid-single digits, and contraction in the low-single digits in the Eastern Hemisphere.

The oilfield services industry growth is highly dependent on many external factors, such as the global response to the COVID-19 pandemic, our customers’ capital expenditures, world economic and political conditions, the price of oil and natural gas, member-country quota compliance within the OPEC, weather conditions and other factors.

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

Our challenges also include adverse market conditions that could make our targeted cost reduction benefits more difficult to recruit new and retain existing employees. Increasing investor and government focus on environmental and social governance factors can impact demand for our products and services. The cyclicality of the energy industry and the pandemic continues to impact the demand for our products and services which strongly depend on the level of exploration and development activity and the completion phase of the well life cycle or on the number of wells and the type of production systems used. We are following our long-term strategy aimed at achieving profitability in our businesses, servicing our customers and creating value for our shareholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including potential prolonged industry downturns, our ability to respond to industry demands and periods of over-supply or uncertain oil prices, and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

Results of Operations

The following table sets forth consolidated results of operations and financial information by operating segment and other selected information for the periods indicated.

				Favorable (Unfavorable)
	Three Months Ended			Seq	YoY
(Dollars and shares in millions, except per share data)	03/31/21	12/31/20	03/31/20	% Change	% Change
Revenues:
Western Hemisphere	$390	$372	$588	5%	(34)%
Eastern Hemisphere	442	470	627	(6)%	(30)%
Total Revenues	832	842	1,215	(1)%	(32)%
Operating Income (Loss):
Western Hemisphere	24	14	29	71%	(17)%
Eastern Hemisphere	(19)	(1)	18	(1,800)%	(206)%
Total Segment Operating Income	5	13	47	(62)%	(89)%
Corporate	(18)	(31)	(26)	42%	31%
Total Operating Income Before Impairments, Restructuring and Other Charges	(13)	(18)	21	28%	(162)%
Impairments and Other Charges	—	3	(817)	100%	100%
Restructuring Charges	—	(92)	(26)	100%	100%
Total Operating Loss	(13)	(107)	(822)	88%	98%
Interest Expense, Net	(70)	(70)	(58)	—%	(21)%
Reorganization Items	—	—	(9)	—%	100%
Other Expense, Net	(4)	3	(25)	(233)%	84%
Loss Before Income Taxes	(87)	(174)	(914)	50%	90%
Income Tax Provision	(23)	(21)	(44)	(10)%	48%
Net Loss	$(110)	$(195)	$(958)	44%	89%
Net Income Attributable to Noncontrolling Interests	6	5	8	(20)%	25%
Net Loss Attributable to Weatherford	$(116)	$(200)	$(966)	42%	88%

Net Loss per Diluted Share	$(1.66)	$(2.87)	$(13.80)	42%	88%
Weighted Average Diluted Shares Outstanding	70	70	70	NA	N/A
Depreciation and Amortization	$111	$116	$157	4%	29%

Consolidated and Segment Revenues

Revenues totaled $832 million in the three months ended March 31, 2021. This is a decrease of $383 million, or 32%, compared to revenues in the three months ended March 31, 2020 was primarily a result of a decline in demand for services and products related to the pandemic, which began negatively impacting our industry late in the first quarter of 2020. The sequential consolidated revenue decline was 1%, with 6% decline in the Eastern Hemisphere driven by lower activity levels across both our C&P and DEI product lines offset by 5% growth in the Western Hemisphere due to increased DEI sales and seasonally higher activity.

Western Hemisphere revenues decreased $198 million, or 34%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to lower demand for service and product activity across both product lines as a result of the decrease in demand in services. Western Hemisphere revenues increased 5% sequentially due to increased DEI sales and seasonally higher activity.

Eastern Hemisphere revenues decreased $185 million, or 30%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 related to a decline in activity resulting in lower service and product sales in both our C&P and DEI product lines. Eastern Hemisphere revenues decreased 6% sequentially driven by lower activity levels across both our C&P and DEI product lines, partially offset by improved DEI sales in the Europe and the Middle East.

Consolidated and Segment Operating Results

Consolidated operating loss in the three months ended March 31, 2021, decreased $809 million, or 98%, compared to the three months ended March 31, 2020, and decreased 88% sequentially, primarily from lower impairment and restructuring charges and a decline in our research and development expense reflecting the cost improvement initiatives that were implemented during 2020. These cost improvements were partially offset by the decline in demand for our products and services due to the COVID-19 pandemic.

Segment operating income in the three months ended March 31, 2021 was $5 million, a decrease of $42 million compared to the three months ended March 31, 2020. The decrease was driven by the decline in demand for services across both our C&P and DEI product lines, partially offset by our lower cost structure. Segment operating income decreased $8 million sequentially, driven by the lower activity levels in C&P and DEI in the Eastern Hemisphere offset by increased activity and operating improvements in the Western Hemisphere.

Western Hemisphere segment operating income in the three months ended March 31, 2021of $24 million decreased $5 million compared to the three months ended March 31, 2020. The decrease was impacted by adverse weather in the United States, lower activity levels in North America, and the decline in demand for services and oil and gas partially offset by improvements in C&P related activities in Latin America, lower operational and employee costs. Western Hemisphere segment operating income improved $10 million sequentially due to increased DEI sales and seasonally higher activity.

Eastern Hemisphere segment operating loss of $19 million for the three months ended March 31, 2021 deteriorated by $37 million, compared to the three months ended March 31, 2020 and deteriorated by $18 million sequentially. The deterioration was driven by driven by lower activity levels across both our C&P and DEI product lines, partially offset by lower operational and employee costs.

Interest Expense, Net

Interest expense was $70 million for three months ended March 31, 2021. The interest expense represents interest on our 11.0% Exit Notes due 2024 (“Exit Notes”) and our 8.75% Senior Secured Notes due 2024 (“Senior Secured Notes”) as well as accretion expense amortized on our deferred issuance costs and discount on our Senior Secured Notes. Interest expense was $58 million for the three months ended March 31, 2020. The interest expense represents interest on our Exit Notes. See “Note 7 – Borrowings and Other Obligations” to the Condensed Consolidated Financial Statements for further details.

Reorganization Items

Expenses, gains and losses that are realized or incurred as of or subsequent to the July 1, 2019 bankruptcy petition date and as a direct result of the bankruptcy cases and emergence from bankruptcy on December 13, 2019 were recorded under “Reorganization Items” on our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2021 and 2020 “Reorganization Items” were zero and $9 million, respectively.

Other Expense, Net

Other expense was $4 million for the three months ended March 31, 2021 compared to other expense of $25 million for the three months ended March 31, 2020. Other expense is made up of letter of credit fees, other financing charges and foreign exchange losses, primarily attributed to currency losses in countries with no or limited markets to hedge. The improvement was primarily due to lower currency volatility this quarter compared to the significant volatility in the same period of the prior year following the start of the COVID-19 pandemic.

Income Taxes

We have determined that because small changes in estimated ordinary annual income would result in significant changes in the estimated annual effective tax rate, using the year-to-date effective tax rate is appropriate for determining the quarterly provision for income taxes. The year-to-date effective tax rate treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We will continue to use this method each quarter until the annual effective tax rate method is deemed appropriate. For the three months ended March 31, 2021, we recognized tax expense of $23 million on a loss before income taxes of $87 million compared to tax expense of $44 million on a loss before income taxes of $914 million for the three months ended March 31, 2020. Our income tax provisions generally do not correlate to our consolidated income (loss) before tax. Our income taxes provisions are primarily driven by profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Impairments and other charges recognized do not result in significant tax benefit as a result of our inability to forecast realization of the tax benefit of such losses. Tax expense for the three months ended March 31, 2020 included $20 million to recognize valuation allowance in jurisdictions where we are no longer able to forecast taxable income as a result of our liquidity position as of March 31, 2020.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of March 31, 2021, we anticipate that it is reasonably possible that our uncertain tax positions of $233 million may decrease by up to $3 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

In response to the COVID-19 pandemic, many countries have enacted tax relief measures to provide aid and economic stimulus to companies impacted by the COVID-19 pandemic. For the three months ended March 31, 2021, there were no material tax impacts to our Condensed Consolidated Financial Statements related to COVID-19 tax relief measures.

Restructuring, Facility Consolidation and Severance Charges

Please see “Note 6 – Restructuring, Facility Consolidation and Severance Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

At March 31, 2021, we had total cash and cash equivalents and restricted cash of $1.3 billion, which increased $58 million compared to the year ended December 31, 2020. Included in total cash and cash equivalents was $166 million and $167 million of restricted cash at March 31, 2021 and December 31, 2020, respectively. Restricted cash is primarily cash collateral for letters of credit not held under the senior secured letter of credit agreement. The following table summarizes cash flows provided by (used in) each type of activity and a reconciliation of operating cash flow to non-GAAP free cash flow for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net Cash Provided by Operating Activities	$74	$30
Net Cash Used in Investing Activities	(3)	(35)
Net Cash Used in Financing Activities	(9)	(20)

Reconciliation of Operating Cash Flow to Non-GAAP Free Cash Flow:
Net Cash Provided by Operating Activities	$74	$30
Capital Expenditures for Property, Plant and Equipment	(15)	(38)
Proceeds from Disposition of Assets	11	6
Non-GAAP Free Cash Flow	$70	$(2)

Operating Activities

Cash provided by operating activities was $74 million for the three months ended March 31, 2021 compared to $30 million for the three months ended March 31, 2020. The improvement for the three months ended March 31, 2021 was primarily driven by collections on our accounts receivables and inventory utilization, partially offset by higher interest payments.

Investing Activities

Cash used in investing activities was $3 million for the three months ended March 31, 2021 compared to cash used in investing activities of $35 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, the primary uses of cash in investing activities were capital expenditures of $15 million for property, plant and equipment, offset by proceeds of $11 million from other asset dispositions. During the three months ended March 31, 2020, the primary uses of cash in investing activities were (i) capital expenditures of $38 million for property, plant and equipment, offset by proceeds of $6 million from other asset dispositions.

Financing Activities

Our cash used in financing activities was $9 million primarily for the repayment of debt obligations for the three months ended March 31, 2021 compared to $20 million primarily for the repayment of debt and a $12 million deferred payment for our acquisition of a joint venture in the Middle East for the three months ended March 31, 2020.

Non-GAAP Free Cash Flow

Non-GAAP free cash flow (“free cash flow”) represents cash provided by (used in) operating activities less capital expenditures for property, plant and equipment plus proceeds from the disposition of assets. Operating cash flow was $74 million and $30 million in the three months ended March 31, 2021 and 2020, respectively. Free cash flow was a positive $70 million and negative $2 million in the three months ended March 31, 2021 and 2020, respectively. Management believes that free cash flow is useful to investors and management as an important liquidity measure of our ability to generate cash, pay obligations and grow the business and shareholder value. It is a non-GAAP financial measure that should be considered in addition to, not as substitute for or superior to, cash provided by (used in) operating activities.

Sources of Liquidity

Our sources of available liquidity include cash generated by our operations, cash and cash equivalent balances, accounts receivable factoring, and dispositions of businesses or capital assets that no longer fit our long-term strategy. We historically have accessed banks for short-term loans and have accessed the capital markets with debt and equity offerings. While the market has stabilized recently, the energy industry’s access to capital remains constrained. Although we may have access to capital markets, it may not be on terms that are commercially acceptable to the Company. Based upon current and anticipated levels of operations, we believe we will have sufficient cash from operations and cash on hand to fund our expected financial obligations and cash requirements (discussed below) both in the short-term and long-term.

Customer Receivables

In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets as well as unsettled political conditions. Due to the significance of the recent disruption in the oil and gas industry, we could experience delayed customer payments and payment defaults associated with customer liquidity issues.

Cash Requirements

Our cash requirements will continue to include interest payments on our long-term debt, payments for capital expenditures, repayment of financed leases, payments for short-term working capital needs and costs associated with our revenue and restructuring payments, including severance. Our cash requirements may also include awards under our employee incentive programs and other amounts to settle litigation related matters.

As of March 31, 2021, we had $2.1 billion in aggregate principal amount maturing on December 1, 2024 and $500 million in aggregate principal amount maturing on September 1, 2024 for our Exit Notes and Senior Secured Notes, respectively. We expect to have interest payments of approximately $275 million annually until their maturity. Please see “Note 7 – Borrowings and Other Obligations” for additional details. Our 2021 payments on operating leases are expected to be $67 million and capital spending is expected to be in the range of $100 million – $130 million.

Cash and cash equivalents (including restricted cash of $166 million primarily related to cash collateral on our letters of credit) totaled $1.3 billion at March 31, 2021, and are held by subsidiaries outside of Ireland. At March 31, 2021 we had $169 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we foresee we are able to redeploy cash with minimal to no incremental tax.

Ratings Services’ Credit Ratings

As of March 31, 2021, our Moody’s Investor Services credit rating on the Senior Secured Notes and the senior secured letter of credit agreement maturing on June 13, 2024 with the lenders party thereto and Deutsche Bank Trust Company Americas as administrative agent (the “LC Credit Agreement”) was Ba3, with a negative outlook. Our Exit Notes have a credit rating of B3 with a negative outlook. At March 31, 2021, our S&P credit rating on our Senior Secured Notes and our LC Credit Agreement was B-, with a negative outlook. The credit rating on our Exit Notes was CCC with a negative outlook. The ratings from both agencies remain unchanged from the ratings assigned at the end of 2020.

While we may continue to have access to credit markets, our credit rating, restrictions under our Exit Notes, Senior Secured Notes and LC Credit Agreement, and the industry downturn, could limit our ability to raise capital, refinance our existing debt, or could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest of our borrowings.

Off Balance Sheet Arrangements

Guarantees

Weatherford International plc, a public limited company organized under the laws of Ireland, and as the ultimate parent of the Weatherford group, guarantees the obligations of its subsidiaries. Please see our discussion on guarantees in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”).

Letters of Credit and Surety Bonds

As of March 31, 2021 we had $328 million of letters of credit outstanding, consisting of $160 million under the LC Credit Agreement and $168 million under various uncommitted facilities (of which there was $163 million in cash collateral held and recorded in “Restricted Cash” on our Consolidated Balance Sheets).

In Latin America we utilize surety bonds as part of our customary business practice and as of March 31, 2021, we had surety bonds outstanding of $321 million. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our LC Credit Agreement or surety bonds, our available liquidity would be reduced by the amount called.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Condensed Consolidated Financial Statements. We prepare these financial statements in conformity with U.S. GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2020 Annual Report filed on February 19, 2021.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. We undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under “Part II – Other Information - Item 1A. – Risk Factors”, sets forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

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
•member-country quota compliance within the Organization of Petroleum Exporting Countries;
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
•our ability to access capital markets on terms that are commercially acceptable to the Company, or at all;
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
•adverse weather conditions in certain regions of our operations; and
•failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations as well as stock exchange listing rules.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Exchange Act and the Securities Act of 1933 (as amended). For additional information regarding risks and uncertainties, see our other filings with the SEC. In the event of an inconsistency between any prior or current SEC filing, the most recent filing will control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other than the change in the fair value of our debt as discussed in “Note 7 – Borrowings and Other Obligations” to our Condensed Consolidated Financial Statements, our exposure to market risk has not changed materially since December 31, 2020.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 8 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2020 Annual Report, Part I, under the heading “Item 1A. – Risk Factors”, our registration statement on Form 10-12B filed with the SEC on March 29, 2021 (our “Form 10-12B”), Part I, under the heading “Item 1A. – Risk Factors,” and other information included and incorporated by reference in this report. As of March 31, 2021, there have been no material changes in our assessment of our risk factors from those set forth in our 2020 Annual Report and our Form 10-12B filed on March 29, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, we issued 102,797 of our ordinary shares upon the vesting of outstanding performance stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. These securities were issued under the Second Amended and Restated 2019 Executive Incentive Plan dated October 30, 2020 without registration in reliance on the exemptions afforded by Rule 701 under the Securities Act or by Section 4(a)(2) of the Securities Act, as well as under analogous state “blue sky” laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
10.1*	Weatherford International plc Short-Term Incentive Plan.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
10.2*	Form of Restricted Share Unit Award Agreement.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
10.3*	Form of Performance Share Unit Award Agreement.	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
10.4*	Form of Phantom Share Unit Award Agreement.	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
10.5*	Amended and Restated Performance Share Unit Award Agreement - Girish K. Saligram.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed February 19, 2021	File No. 1-36504
10.6*	LTCIP Amended Award Agreement adopted March 17, 2021.	Filed as Exhibit 10.37 to the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2021 filed March 18, 2021	File No. 1-36504
†10.7*	Offer letter to Desmond J. Mills, dated February 24, 2021
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	May 6, 2021	By:	/s/ H. Keith Jennings
H. Keith Jennings
Executive Vice President and
Chief Financial Officer

Date:	May 6, 2021	By:	/s/ Desmond J. Mills
Desmond J. Mills
Vice President and
Chief Accounting Officer