Form 10-Q
period 2021-06-30
Weatherford International plc
filed 2021-07-29
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
Registrant’s Telephone Number, Including Area Code: 713.836.4000

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.001 par value per share	WFRD	The Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of July 15, 2021, there were 70,120,242 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Second Quarter and Six Months Ended June 30, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in millions, except per share amounts)	2021	2020	2021	2020
Revenues:
Services	588	512	1,111	1,277
Products	$315	$309	$624	$759
Total Revenues	903	821	1,735	2,036
Costs and Expenses:
Cost of Services	392	356	748	877
Cost of Products	285	253	565	645
Research and Development	21	23	42	56
Selling, General and Administrative	188	223	376	471
Impairments and Other Charges (Credits), Net	(8)	406	(8)	1,223
Restructuring Charges	—	57	—	83
Total Costs and Expenses	878	1,318	1,723	3,355
Operating Income (Loss)	25	(497)	12	(1,319)
Interest Expense, Net	(72)	(59)	(142)	(117)
Reorganization Items	—	—	—	(9)
Other Expense, Net	(11)	(11)	(15)	(36)
Loss Before Income Taxes	(58)	(567)	(145)	(1,481)
Income Tax Provision	(15)	(12)	(38)	(56)
Net Loss	(73)	(579)	(183)	(1,537)
Net Income Attributable to Noncontrolling Interests	5	2	11	10
Net Loss Attributable to Weatherford	$(78)	$(581)	$(194)	$(1,547)

Basic & Diluted Loss per Share	$(1.11)	$(8.30)	$(2.77)	$(22.10)
Basic & Diluted Weighted Average Shares Outstanding	70	70	70	70
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2021	2020	2021	2020
Net Loss	$(73)	$(579)	$(183)	$(1,537)
Foreign Currency Translation Adjustments	15	29	11	(66)
Comprehensive Loss	(58)	(550)	(172)	(1,603)
Comprehensive Income Attributable to Noncontrolling Interests	5	2	11	10
Comprehensive Loss Attributable to Weatherford	$(63)	$(552)	$(183)	$(1,613)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except par value)	6/30/2021	12/31/2020
	(Unaudited)
Assets:
Cash and Cash Equivalents	$1,217	$1,118
Restricted Cash	170	167
Accounts Receivable, Net of Allowance for Credit Losses of $38 at June 30, 2021 and $32 at December 31, 2020	782	826
Inventories, Net	662	717
Other Current Assets	295	349
Total Current Assets	3,126	3,177
Property, Plant and Equipment, Net of Accumulated Depreciation of $505 at June 30, 2021 and $367 at December 31, 2020	1,108	1,236
Intangible Assets, Net of Accumulated Amortization of $251 at June 30, 2021 and $173 at December 31, 2020	734	810
Operating Lease Right-of-Use Assets	126	138
Other Non-Current Assets	66	73
Total Assets	$5,160	$5,434

Liabilities:
Short-term Borrowings and Current Portion of Finance Leases	10	13
Accounts Payable	348	325
Accrued Salaries and Benefits	287	297
Income Taxes Payable	140	185
Current Portion of Operating Lease Liabilities	68	71
Other Current Liabilities	390	471
Total Current Liabilities	1,243	1,362
Long-term Debt	2,605	2,601
Operating Lease Liabilities	149	177
Other Non-Current Liabilities	404	357
Total Liabilities	$4,401	$4,497
Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 70 shares at June 30, 2021 and December 31, 2020	$—	$—
Capital in Excess of Par Value	2,899	2,897
Retained Deficit	(2,141)	(1,947)
Accumulated Other Comprehensive Loss	(32)	(43)
Weatherford Shareholders’ Equity	726	907
Noncontrolling Interests	33	30
Total Shareholders’ Equity	759	937
Total Liabilities and Shareholders’ Equity	$5,160	$5,434

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(183)	$(1,537)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	225	270
Goodwill Impairment	—	239
Long-lived Asset Impairments	—	818
Inventory Charges	39	138
(Gain) Loss on Disposition of Assets	(13)	4
Deferred Income Tax Provision	6	21
Share-Based Compensation	9	—
Changes in Operating Assets and Liabilities, Net:
Accounts Receivable	41	277
Inventories	15	(33)
Accounts Payable	16	(197)
Other Assets and Liabilities, Net	(35)	61
Net Cash Provided by Operating Activities	120	61
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(24)	(73)
Proceeds from Disposition of Assets	22	8
Other Investing Activities	—	3
Net Cash Used in Investing Activities	(2)	(62)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(5)	(5)
Repayments of Short-term Debt, Net	(4)	7
Deferred Consideration Payment	—	(24)
Other Financing Activities	(6)	(14)
Net Cash Used in Financing Activities	(15)	(36)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(1)	(7)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	102	(44)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,285	800
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,387	$756
Supplemental Cash Flow Information:
Interest Paid	$141	$112
Income Taxes Paid, Net of Refunds	$32	$40

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2020 Annual Report for the discussion on our significant accounting policies. Certain reclassifications of the financial statements and accompanying footnotes for the three and six months ended June 30, 2020 have been made to conform to the presentation for the three and six months ended June 30, 2021.

2. Impairments and Other Charges (Credits), Net

We recorded the following in “Impairments and Other Charges (Credits), Net” on the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2021	2020	2021	2020
Long-lived Asset Impairments	$—	$178	$—	$818
Goodwill Impairment	—	72	—	239
Inventory Charges	6	134	7	134
Other Charges (Credits)	(14)	22	(15)	32
Total Impairments and Other Charges (Credits), Net	$(8)	$406	$(8)	$1,223

3.  Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. Our factoring transactions in the three and six months ended June 30, 2021 and 2020 were recognized as sales of accounts receivable, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows. The loss on sale of accounts receivable sold was immaterial for the three and six months of 2021 and 2020. The following table presents accounts receivable sold and cash proceeds from the sale of accounts receivable, net of discount and hold-back amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Accounts Receivable Sold	$34	$17	$40	$23
Cash Proceeds from Sale of Accounts Receivable	$29	$15	$34	$21

4.  Inventories, Net

Inventories, net of reserves of $147 million and $119 million as of June 30, 2021 and December 31, 2020, respectively, are presented by category in the table below:

(Dollars in millions)	6/30/2021	12/31/2020
Finished Goods	$593	$655
Work in Process and Raw Materials, Components and Supplies	69	62
Inventories, Net	$662	$717

In the three and six months ended June 30, 2021 and 2020, we recognized inventory charges, including excess and obsolete inventory charges, in the following captions on our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2021	2020	2021	2020
Inventory Charges in “Impairments and Other Charges”	$6	$134	$7	$134
Inventory Charges in “Cost of Products”	16	2	32	4
Total Inventory Charges	$22	$136	$39	$138

5.  Long-lived Asset Impairments

We did not recognize any long-lived asset impairments in the three and six months ended June 30, 2021.

During the first half of 2020, the global economic and industry conditions resulting from the decline in demand and impact from the COVID-19 pandemic were identified as impairment indicators. As a result, we performed interim impairment assessments of our property, plant and equipment, definite-lived intangible assets, and right of use assets with the assistance of third-party valuation advisors. Based on our impairment tests, we determined the carrying amount of certain long-lived assets exceeded their respective fair values and recognized long-lived asset impairments presented in the table below.

The fair values of our long-lived assets were determined using discounted cash flows under the income approach, a Level 3 fair value analysis. The income approach required significant assumptions to determine the fair value of an asset or asset group including the estimated discounted future cash flows, specifically the forecasted revenue, forecasted operating margins and the discount rate.

The table below details the long-lived asset impairments by asset class and segment recognized for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total	Western Hemisphere	Eastern Hemisphere	Total
Property, Plant and Equipment	$94	$47	$141	$316	$255	$571
Intangible Assets	13	9	22	44	115	159
Right of Use Assets	7	8	15	56	32	88
Total Long-Lived Asset Impairments	$114	$64	$178	$416	$402	$818

6.  Goodwill and Intangible Assets

Goodwill

As of June 30, 2021 and December 31, 2020, we had no goodwill. The cumulative impairment loss for goodwill was $239 million, all of which was fully impaired in the first half of 2020.

During 2020, based on our interim goodwill impairment assessments that determined the fair value of our reporting units were less than their carrying values, we recognized goodwill impairment charges presented in “Note 2 – Impairments and Other Charges (Credits), Net.” We identified impairment indicators as discussed in “Note 5 – Long-lived Asset Impairments” that triggered these interim quantitative goodwill assessments. The fair values of our reporting units were determined using a combination of the income approach and the market approach for comparable companies in our industry, a Level 3 fair value analysis. Determining the fair value of the reporting units requires management to develop significant judgments, including estimating and discounting future cash flows by reporting unit, specifically forecasted revenue, forecasted operating margins and discount rates. See goodwill impairment charges presented in “Note 2 – Impairments and Other Charges (Credits), Net.”

Intangible Assets

The components of definite-lived intangible assets, net of accumulated amortization, were as follows:

(Dollars in millions)	6/30/2021	12/31/2020
Developed and Acquired Technology, Net of Accumulated Amortization of $190 at June 30, 2021 and $132 at December 31, 2020	$400	$456
Trade Names, Net of Accumulated Amortization of $61 at June 30, 2021 and $41 at December 31, 2020	334	354
Intangible Assets, Net of Accumulated Amortization of $251 at June 30, 2021 and $173 at December 31, 2020	$734	$810

Amortization expense was $39 million and $78 million in the three and six months ended June 30, 2021, respectively, and $40 million and $86 million in the three and six months ended June 30, 2020, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations.

7. Restructuring Charges

The following table presents restructuring charges in the three and six months ended June 30, 2021 and 2020 in “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations. Additional charges with respect to our ongoing cost reduction actions may be recognized in subsequent periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Severance Charges	$—	$55	$—	$78
Facility Exit Charges	—	2	—	5
Total Restructuring Charges	$—	$57	$—	$83

The following table presents total restructuring charges by reporting segment and Corporate in the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Western Hemisphere	$—	$26	$—	$41
Eastern Hemisphere	—	11	—	17
Corporate	—	20	—	25
Total Restructuring Charges	$—	$57	$—	$83

The following table presents total restructuring accrual activity in the six months ended June 30, 2021:

(Dollars in millions)	Accrued Balance at December 31, 2020	Charges	Cash Payments	(Credits)/Other	Accrued Balance at June 30, 2021
Restructuring Reserve	$53	$—	$(21)	$(5)	$27

8.  Borrowings and Other Obligations

(Dollars in millions)	6/30/2021	12/31/2020
Finance Lease Current Portion	$10	$9
Other Short-term Financing Arrangements	—	4
Short-term Borrowings	$10	$13

11.00% Exit Notes due 2024	$2,098	$2,098
8.75% Senior Secured Notes due 2024	460	455
Finance Lease Long-term Portion	47	48
Long-term Debt	$2,605	$2,601

Exit Notes

Upon our emergence from bankruptcy on December 13, 2019, we entered into an indenture and issued unsecured 11.00% Exit Notes in an aggregate principal amount of $2.1 billion maturing on December 1, 2024 (the “Exit Notes”). Interest on the Exit Notes accrues at the rate of 11.00% per annum and is payable semiannually in arrears on June 1 and December 1, which commenced on June 1, 2020.

Senior Secured Notes

On August 28, 2020, we entered into an indenture and issued the 8.75% Senior Secured Notes in an aggregate principal amount of $500 million maturing September 1, 2024 (the “Senior Secured Notes”). Interest on the Senior Secured Notes accrues at the rate of 8.75% per annum and is payable semiannually in arrears on March 1 and September 1, which commenced on March 1, 2021.

LC Credit Agreement

On December 13, 2019, we entered into the senior secured letter of credit agreement in an aggregate amount of $195 million maturing on June 13, 2024 (the “LC Credit Agreement”). The LC Credit Agreement is used for the issuance of bid and performance letters of credit of the Company and certain of its subsidiaries. On August 28, 2020, we amended the LC Credit Agreement to, among other things, increase the aggregate commitments to $215 million, modify the maturity date to May 29, 2024 and reduce the minimum liquidity covenant to $175 million.

At June 30, 2021, we had approximately $160 million in outstanding letters of credit under the LC Credit Agreement and availability of $55 million.

As of June 30, 2021, we had $331 million of letters of credit outstanding, consisting of the $160 million mentioned above under the LC Credit Agreement and another $171 million under various uncommitted facilities (of which there was $165 million in cash collateral held and recorded in “Restricted Cash” on our Condensed Consolidated Balance Sheets).

Accrued Interest

As of June 30, 2021 and December 31, 2020, we had accrued interest primarily related to the Exit Notes and Senior Secured Notes of $34 million in both periods, respectively, in “Other Current Liabilities” on our Condensed Consolidated Balance Sheets.

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

	6/30/2021		12/31/2020
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
11.00% Exit Notes due 2024	$2,098	$2,190	$2,098	$1,628
8.75% Senior Secured Notes due 2024	460	524	455	507

9. Disputes, Litigation and Legal Contingencies

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

GAMCO Shareholder Litigation

On September 6, 2019, GAMCO Asset Management, Inc. (“GAMCO”), purportedly on behalf of itself and other similarly situated shareholders, filed a lawsuit asserting violations of the federal securities laws against certain then-current and former officers and directors of the Company. GAMCO alleges violations of Sections 10(b) and 20(b) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), and violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) based on allegations that the Company and certain of its officers made false and/or misleading statements, and alleged non-disclosure of material facts, regarding our business, operations, prospects and performance. GAMCO seeks damages on behalf of purchasers of the Company’s ordinary shares from October 26, 2016 through May 10, 2019. GAMCO’s lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, and it is captioned GAMCO Asset Management, Inc. v. McCollum, et al., Case No. 4:19-cv-03363. The District Court Judge appointed Utah Retirement Systems (“URS”) as Lead Plaintiff, and on March 16, 2020, URS filed its Amended Complaint. URS added the Company as a defendant but dropped the claims against non-officer board members and all the claims under the Securities Act. The defendants filed their motion to dismiss on May 18, 2020, and plaintiffs filed their response on July 3, 2020. The defendants filed a reply brief on August 3, 2020. On May 14, 2021, the District Court dismissed the case with prejudice for failure to state a claim. On June 11, 2021, the plaintiffs filed their Notice of Appeal with the District Court. The Appellate Court clerk will receive the District Court’s docket and issue a briefing schedule. We cannot reliably predict the outcome of the claims, including the amount of any possible loss.

10.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity in the three and six months ended June 30, 2021 and 2020:

(Dollars in millions)	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2020	$2,897	$(1,947)	$(43)	$30	$937
Net Income (Loss)	—	(116)	—	6	(110)
Other	—	—	—	(2)	(2)
Other Comprehensive Loss	—	—	(4)	—	(4)
Balance at March 31, 2021	$2,897	$(2,063)	$(47)	$34	$821
Net Income (Loss)	—	(78)	—	5	(73)
Other Comprehensive Loss	—	—	15	—	15
Dividends to Noncontrolling Interests	—	—	—	(4)	(4)
Equity Awards Granted, Vested and Exercised	2	—	—	—	2
Other	—	—	—	(2)	(2)
Balance at June 30, 2021	$2,899	$(2,141)	$(32)	$33	$759

Balance at December 31, 2019	$2,897	$(26)	$9	$36	$2,916
Net Income (Loss)	—	(966)	—	8	(958)
Other Comprehensive Loss	—	—	(95)	—	(95)
Balance at March 31, 2020	$2,897	$(992)	$(86)	$44	$1,863
Net Income (Loss)	—	(581)	—	2	(579)
Other Comprehensive Loss	—	—	29	—	29
Dividends to Noncontrolling Interests	—	—	—	(8)	(8)
Balance at June 30, 2020	$2,897	$(1,573)	$(57)	$38	$1,305

The following table presents the changes in our accumulated other comprehensive income (loss) by component in the six months ended June 30, 2021 and 2020:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2020	$(31)	$(12)	$(43)
Other Comprehensive Loss	$11	$—	$11
Balance at June 30, 2021	$(20)	$(12)	$(32)

Balance at December 31, 2019	$7	$2	$9
Other Comprehensive Loss	(66)	—	(66)
Balance at June 30, 2020	$(59)	$2	$(57)

11.  Loss per Share

Basic earnings (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares.

The following table presents our basic and diluted weighted average shares outstanding and loss per share in the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2021	2020	2021	2020
Net Loss Attributable to Weatherford	$(78)	$(581)	$(194)	$(1,547)
Basic and Diluted Weighted Average Shares Outstanding	70	70	70	70
Basic and Diluted Loss Per Share Attributable to Weatherford	$(1.11)	$(8.30)	$(2.77)	$(22.10)

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding in the three and six months ended June 30, 2021 and 2020 exclude 10 million and 8 million potential ordinary shares, respectively, for restricted share units, performance share units, phantom restricted share units, and warrants outstanding as we had net losses for those periods and their inclusion would be anti-dilutive.
12. Revenues

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

The following tables disaggregate our product and service revenues by major product line and geographic region for the three and six months ended June 30, 2021 and 2020 and includes equipment revenues recognized under lease accounting standards of $35 million and $63 million in the three and six months ended June 30, 2021, respectively, and $32 million and $89 million for the three and six months ended June 30, 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Product Line Revenue for Western Hemisphere
Completion and Production	$231	$165	$456	$462
Drilling, Evaluation and Intervention	194	145	359	436
Total Western Hemisphere Revenue	425	310	$815	$898

Product Line Revenue for Eastern Hemisphere
Completion and Production	214	240	$412	$542
Drilling, Evaluation and Intervention	264	271	508	596
Total Eastern Hemisphere Revenue	478	511	$920	$1,138

Total Revenues	$903	$821	$1,735	$2,036

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue by Geographic Areas:
North America	$220	$172	$434	$513
Latin America	205	138	381	385
Western Hemisphere	425	310	$815	$898

Middle East & North Africa and Asia	289	341	$556	$744
Europe/Sub-Sahara Africa/Russia	189	170	364	394
Eastern Hemisphere	478	511	$920	$1,138

Total Revenues	$903	$821	$1,735	$2,036

Contract Balances

The timing of our revenue recognition, billings and cash collections results in the recording of billed accounts receivable, contract assets (including unbilled receivables), customer advances and deposits (contract liabilities classified as deferred revenues). Our receivables are primarily derived from contract sales of products and services, which are included in “Accounts Receivable, Net” on the Condensed Consolidated Balance Sheets. Contract assets were immaterial as of June 30, 2021 and December 31, 2020. Revenue recognized during the six months ended June 30, 2021 that was included in the contract liabilities balance at the beginning of 2021 was $25 million. The following table summarizes these balances as of June 30, 2021 and December 31, 2020:

(Dollars in millions)	6/30/2021	12/31/2020
Receivables for Product and Services in Accounts Receivable, Net	$744	$792
Total Accounts Receivables	$782	$826
Contract Liabilities	$36	$37

Performance Obligations

In the following table, estimated revenue for contracts with original performance obligations greater than twelve months are expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of June 30, 2021.

(Dollars in millions)	2021	2022	2023	2024	Thereafter	Total
Service Revenue	$27	$42	$39	$40	$54	$202

13. Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2020 Annual Report.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue:
Western Hemisphere	$425	$310	$815	$898
Eastern Hemisphere	478	511	920	$1,138
Total Revenue	903	821	$1,735	$2,036
Operating Income (Loss):
Western Hemisphere	28	(23)	$52	$6
Eastern Hemisphere	6	15	(13)	33
Total Segment Operating Income (Loss)	34	(8)	39	39
Corporate (a)	(17)	(26)	(35)	(52)
Total Operating Income (Loss) Before Impairments, Restructuring and Other (Charges) Credits	17	(34)	4	(13)
Impairments and Other (Charges) Credits, Net (b)	8	(406)	8	(1,223)
Restructuring Charges	—	(57)	—	(83)
Total Operating Income (Loss)	25	(497)	$12	(1,319)
Interest Expense, Net	(72)	(59)	(142)	(117)
Reorganization Items	—	—	—	(9)
Other Expense, Net	(11)	(11)	(15)	(36)
Loss Before Income Taxes	$(58)	$(567)	$(145)	$(1,481)
(a)Corporate also includes eliminations of intercompany margins associated with transfers of assets and inventory that were $1 million and $10 million in the three months ended June 30, 2021 and 2020, respectively. The six months ended June 30, 2021 and 2020, included elimination of intercompany margins of $1 million and $18 million, respectively.
(b)The three and six months ended June 30, 2021 primarily included gains on the disposition of assets, lease terminations and litigation matters, partially offset by the write-down of inventory. The three and six months ended June 30, 2020, primarily includes the impairment of goodwill, property, plant and equipment, intangibles and right of use assets and other charges. See “Note 5 – Long-lived Asset Impairments” and “Note 6 – Goodwill and Intangible Assets” for additional information.

14. Income Taxes

We determined our quarterly tax provision using the year-to-date effective tax rate because small changes in estimated ordinary annual income result in significant changes in our estimated annual effective tax rate. The year-to-date effective tax rate treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.

In the three and six months ended June 30, 2021, we recognized tax expense of $15 million and $38 million, respectively, on a loss before income taxes of $58 million and $145 million, respectively, compared to the three and six months ended June 30, 2020 where we recognized tax expense of $12 million and $56 million, respectively, on a loss before income taxes of $567 million and $1.5 billion, respectively. Our income tax provisions are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Impairments and other charges recognized do not result in significant tax benefit as a result of our inability to forecast realization of the tax benefit of such losses. Tax expense in the three and the six months ended June 30, 2021 includes a $13 million tax benefit attributed to the reversal of a tax accrual in connection with an internal restructuring transaction completed in the second quarter of 2021. Tax expense for the six months ended June 30, 2020 included $20 million recorded in the first quarter of 2020 to recognize valuation allowance in jurisdictions where we were no longer able to forecast taxable income.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of June 30, 2021, we anticipate that it is reasonably possible that our uncertain tax positions of $241 million may decrease by up to $13 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

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

Overview

We conduct operations in approximately 75 countries and have service and sales locations in oil and natural gas producing regions globally. Our operational performance is reviewed on a geographic basis, and we report the Western Hemisphere and Eastern Hemisphere as separate, distinct reporting segments.
Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both onshore and offshore. Our two product lines are as follows: (1) Completion and Production and (2) Drilling, Evaluation and Intervention.

•Completion and Production (“C&P”) offers a suite of modern completion products, reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in deepwater, unconventional, and aging reservoirs and production optimization services and a complete production ecosystem, featuring our artificial-lift portfolio, testing and flow-measurement solutions, and optimization software, to boost productivity and profitability.

•Drilling, Evaluation and Intervention (“DEI”) comprises a suite of services ranging from early well planning to reservoir management. The drilling services offer innovative tools and expert engineering to increase efficiency and maximize reservoir exposure. Evaluation services merge wellsite capabilities including wireline and managed pressure drilling. We also build and rebuild well integrity for the full life cycle of the well. Using conventional to advanced equipment, we offer safe and efficient tubular running services in any environment. Our skilled fishing and re-entry teams execute under any contingency from drilling to abandonment, and our drilling tools provide reliable pressure control even in extreme wellbores.

Financial Results and Overview

Revenues totaled $903 million and $1.7 billion in the second quarter and first six months of 2021, respectively, an improvement of $82 million, or 10%, and a decline of $301 million, or 15%, compared to the second quarter and first six months of 2020, respectively.

The second quarter of 2021 year-over-year improvement reflects a 15% increase in service revenues driven by higher demand in certain C&P and DEI sub-product lines, primarily in the United States and Mexico, which also spurred the 37% growth in the Western Hemisphere, partially offset by a 6% decline in the Eastern Hemisphere.

The decline in the first six months of 2021 was primarily due to the negative impacts of the COVID-19 pandemic, which began in the second quarter of 2020, following results from a pre-pandemic first quarter of 2020. The pandemic had an immediate negative impact in the Western Hemisphere while taking longer to impact the Eastern Hemisphere, however, faster vaccine rollouts have resulted in a swifter recovery in parts of the Western Hemisphere.

Total operating income improved $522 million and $1.3 billion in the second quarter of 2021 and first six months of 2021 compared to the second quarter and first six months of 2020, respectively, primarily from lower impairment and restructuring charges. Selling, general and administrative, corporate, and research and development expense declined in the second quarter and first six months of 2021, reflecting the benefits of the cost improvement initiatives that were implemented during 2020 and earlier in 2021.

Segment operating income was $34 million and $39 million in the second quarter and first six months of 2021, respectively, an increase of $42 million and was flat, respectively, compared to the second quarter and first six months of 2020.

The second quarter of 2021 year-over-year improvement was driven by the increased activity levels and demand for services across both our C&P and DEI product lines, including integrated service project (“ISP”) sales in Mexico.

Impairments and Other Charges (Credits), Net

Please see summary of details at “Note 2 – Impairments and Other Charges (Credits), Net” to our Condensed Consolidated Financial Statements.

Exchange Listing

On June 1, 2021, The Nasdaq Stock Market LLC stock exchange (“NASDAQ”) approved our application for the listing of our ordinary shares. In connection with the listing, we became subject to the reporting requirements of the Exchange Act. Our ordinary shares began trading on The Nasdaq Global Select Market on June 2, 2021 under the ticker symbol “WFRD”.

Industry Trends

The level of spending in the energy industry is heavily influenced by the current and expected future prices of oil and natural gas. Changes in expenditures result in an increase or decrease in demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves. The following charts set forth certain statistics that reflect historical market conditions.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”), United Kingdom Brent crude oil and Henry Hub natural gas.

	Three Months Ended		Year Ended
	6/30/2021	6/30/2020	12/31/2020
Oil price - WTI (1)	$66.09	$27.81	$39.23
Oil price - Brent (1)	$68.83	$29.34	$41.76
Natural gas price - Henry Hub (2)	$2.94	$1.71	$2.04
(1) Oil price measured in dollars per barrel
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The average rig counts based on the weekly Baker Hughes Company rig count information were as follows:

	Three Months Ended		Six Months Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
North America	522	417	529	698
International	734	834	716	954
Worldwide	1,256	1,251	1,245	1,652

Business Outlook

There are improving indications that the global economic and demand recovery from the COVID-19 pandemic is continuing to build towards pre-pandemic levels as both COVID-19 vaccination rates and global economic activity increase. However, with the recent resurgence of infection rates particularly among the unvaccinated and a number of international governments pushing for a return to social distancing practices we continue to be cautious about a broad-based recovery in the oil and gas industry. Oil prices have risen during the year, buoyed by supply policies led by the Organization of Petroleum Exporting Countries and the expanded alliance (“OPEC+”) and other high oil exporting non-OPEC+ nations. Average oil prices for the second quarter of 2021 are more than double the average oil prices for the second quarter of 2020 and natural gas prices have increased 72%. WTI oil spot prices have recovered to pre-pandemic levels, averaging approximately $66 per barrel during the second quarter of 2021. However, the North America and International average rig count continues to be well below pre-pandemic levels.

We expect continued improvements in our customer activity levels with the ongoing COVID-19 vaccine rollout globally and multinational economic stimulus actions which are expected to provide a measured pathway to oil and natural gas demand recovery throughout 2021. We believe that industry activity will likely continue to recover in the second half of 2021 and our consolidated revenues are expected to increase by mid- to high-single digits over the first half of 2021, which with our continued focus on managing our costs should lead to further margin expansion in the second half of 2021. We expect both our Western and Eastern Hemisphere segments to grow revenues in the second half of 2021.

We continue to closely monitor the ongoing global impacts surrounding the COVID-19 pandemic, including operational and manufacturing disruptions, logistical constraints and travel restrictions. The oilfield services industry growth is highly dependent on many external factors, such as the global response to the COVID-19 pandemic, our customers’ capital expenditures, world economic and political conditions, the price of oil and natural gas, member-country quota compliance within the OPEC+, weather conditions and other factors.

COVID-19 Pandemic Impacts

We have experienced and expect to continue to experience delays and a lack of availability of key components as our supplier base returns to work, manages component shortages and generally higher demand for supplies. Shipping and other logistics activities are experiencing tight availability for carriers, containers and shipping materials. This has exacerbated specific shortages and delays with supplied materials. In addition, we continue to experience certain customer restrictions that prevent access to their sites, community measures to contain the spread of the COVID-19 virus, and changes to our policies that have both restricted and changed the way our employees work.

We continuously improve crew rotations and management practices to minimize our employees’ exposure to the COVID-19 virus while at client facilities. We constantly refine and update our identification and management of COVID-19 cases consistent with the latest guidance, from the Centers of Disease Control and Prevention and the World Health Organization through the development of updated protocols, advanced testing and response procedures. Faced with these challenges, we evolved our digital portfolio and enhanced our applications to offer fully integrated digital oilfield solutions. We also increased our offerings of automated well construction and remote monitoring and predictive analytics related to our product offerings.

Opportunities and Challenges

As production decline rates persist and reservoir productivity complexities increase, our customers continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency, which in turn puts pressure on us to deliver our products and services at competitive rates. In addition, as consolidation of the oil and gas services industry continues due to market conditions, there has been an increased demand for companies with specialized products, services and technologies. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will depend heavily on pricing, volume of work, our ability to offer solutions to more efficiently extract oil and gas while controlling costs, and our success in penetrating new and existing markets with our newly developed technologies. Over the long-term, we expect the world’s demand for energy will rise from current levels requiring increased oil field services and more advanced technology from the oilfield service industry. We remain focused on delivering innovative and cost-efficient solutions for customers to assist them in achieving their operational, safety and environmental objectives.

Our challenges also include adverse market conditions that could make it more difficult to obtain our targeted cost reduction benefits and to recruit, motivate and retain employees, including key personnel. Increasing investor and government focus on environmental and social governance factors, the cyclicality of the energy industry and the ongoing COVID-19 pandemic may negatively impact demand for our products and services. We are following our long-term strategy aimed at achieving sustainable profitability in our businesses, servicing our customers and creating value for our shareholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including potential prolonged industry downturns, our ability to respond to industry demands and periods of over-supply or uncertain oil prices, and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

Results of Operations

The following table sets forth consolidated results of operations and financial information by operating segment and other selected information for the periods indicated.

			Favorable
	Three Months Ended		(Unfavorable)
(Dollars and shares in millions, except per share data)	06/30/21	06/30/20	% Change
Revenues:
Western Hemisphere	$425	$310	37%
Eastern Hemisphere	478	511	(6)%
Total Revenues	903	821	10%
Operating Income (Loss):
Western Hemisphere	28	(23)	222%
Eastern Hemisphere	6	15	(60)%
Total Segment Operating Income (Loss)	34	(8)	525%
Corporate	(17)	(26)	35%
Total Operating Income (Loss) Before Impairments and Other (Charges) Credits and Restructuring Charges	17	(34)	150%
Impairments and Other (Charges) Credits, Net	8	(406)	102%
Restructuring Charges	—	(57)	100%
Total Operating Income (Loss)	25	(497)	105%
Interest Expense, Net	(72)	(59)	(22)%
Other Expense, Net	(11)	(11)	—%
Loss Before Income Taxes	(58)	(567)	90%
Income Tax Provision	(15)	(12)	(25)%
Net Loss	$(73)	$(579)	87%
Net Income Attributable to Noncontrolling Interests	5	2	(150)%
Net Loss Attributable to Weatherford	$(78)	$(581)	87%

Net Loss per Diluted Share	$(1.11)	$(8.30)	87%
Weighted Average Diluted Shares Outstanding	70	70	N/A
Depreciation and Amortization	$114	$113	(1)%

			Favorable
	Six Months Ended		(Unfavorable)
(Dollars and shares in millions, except per share data)	6/30/2021	6/30/2020	% Change
Revenues:
Western Hemisphere	$815	$898	(9)%
Eastern Hemisphere	920	1,138	(19)%
Total Revenues	1,735	2,036	(15)%
Operating Income (Loss):
Western Hemisphere	52	6	767%
Eastern Hemisphere	(13)	33	(139)%
Total Segment Operating Income	39	39	—%
Corporate	(35)	(52)	33%
Total Operating Income (Loss) Before Impairments and Other (Charges) Credits and Restructuring Charges	4	(13)	131%
Impairments and Other (Charges) Credits, Net	8	(1,223)	101%
Restructuring Charges	—	(83)	100%
Total Operating Income (Loss)	12	(1,319)	101%
Interest Expense, Net	(142)	(117)	(21)%
Reorganization Items	—	(9)	100%
Other Expense, Net	(15)	(36)	58%
Loss Before Income Taxes	(145)	(1,481)	90%
Income Tax Provision	(38)	(56)	32%
Net Loss	(183)	(1,537)	88%
Net Income Attributable to Noncontrolling Interests	11	10	(10)%
Net Loss Attributable to Weatherford	$(194)	$(1,547)	87%

Net Loss per Diluted Share	$(2.77)	$(22.10)	87%
Weighted Average Diluted Shares Outstanding	70	70	N/A
Depreciation and Amortization	$225	$270	17%

Segment Revenues

Western Hemisphere revenues increased $115 million, or 37%, in the second quarter of 2021 and decreased $83 million, or 9%, in the first six months of 2021 compared to the second quarter and first six months of 2020. The second quarter of 2021 year-over-year growth in the Western Hemisphere was due to increased demand for service and products across both our C&P and DEI product lines in the U.S. and increased ISP sales in Mexico.

The Western Hemisphere revenues decline of 9% in the first six months of 2021 was driven by lower activity levels for services and products across both our C&P and DEI product lines related to the global health and economic crisis due to the COVID-19 pandemic, which began negatively impacting our business and industry during the second quarter 2020.

Eastern Hemisphere revenues decreased $33 million, or 6%, in the second quarter of 2021 and $218 million, or 19%, in the first six months of 2021 compared to the second quarter and first six months of 2020 due to a decline in activity resulting in lower service and product sales in both our C&P and DEI product lines since the COVID-19 pandemic impact in the second quarter of 2020.

Segment Operating Results

Western Hemisphere segment operating income of $28 million and $52 million in the second quarter and first six months 2021, respectively, increased $51 million and $46 million compared to the second quarter and first six months of 2020, respectively. The year-over-year improvements were driven by the increased demand for services across both our C&P and DEI product lines, as well as lower operational and employee costs.

Eastern Hemisphere segment operating income of $6 million in the second quarter of 2021 and segment operating loss of $13 million in the first six months of 2021, decreased $9 million and $46 million, respectively, compared to the second quarter and first six months of 2020. The deterioration was driven by lower activity levels across both our C&P and DEI product lines related to the global health and economic crisis, partially offset by lower operational and employee costs.

Interest Expense, Net

Net interest expense was $72 million and $142 million in the second quarter and first six months of 2021, respectively, and primarily represents interest on our 11.0% Exit Notes due 2024 (“Exit Notes”) and our 8.75% Senior Secured Notes due 2024 (“Senior Secured Notes”) as well as accretion expense amortized on our deferred issuance costs and discount on our Senior Secured Notes. Interest expense was $59 million and $117 million in the second quarter and first six months of 2020, respectively, and primarily represents interest on our Exit Notes. See “Note 8 – Borrowings and Other Obligations” to the Condensed Consolidated Financial Statements for further details.

Other Expense, Net

Other expense was $11 million and $15 million in the second quarter and first six months of 2021, respectively, compared to other expense of $11 million and $36 million in the second quarter and first six months of 2020, respectively. Other expense is comprised of letter of credit fees, other financing charges and foreign exchange losses, primarily attributed to currency losses in countries with no or limited markets to hedge. The first six months year-over-year improvement was primarily due to lower currency volatility in 2021 compared to the significant volatility in the same period of the prior year following the start of the COVID-19 pandemic.

Income Taxes

In the three and six months ended June 30, 2021, we recognized tax expense of $15 million and $38 million, respectively, on a loss before income taxes of $58 million and $145 million, respectively, compared to the three and six months ended June 30, 2020 where we recognized tax expense of $12 million and $56 million, respectively, on a loss before income taxes of $567 million and $1.5 billion, respectively. Our income tax provisions are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Tax expense in the three and the six months ended June 30, 2021 includes a $13 million tax benefit attributed to the reversal of a tax accrual in connection with an internal restructuring transaction completed in the second quarter of 2021. Tax expense for the six months ended June 30, 2020 included $20 million recorded in the first quarter of 2020 to recognize valuation allowance in jurisdictions where we were no longer able to forecast taxable income. Please see “Note 14 – Income Taxes” to our Condensed Consolidated Financial Statements for additional details.

Restructuring, Facility Consolidation and Severance Charges

Please see “Note 7 – Restructuring, Facility Consolidation and Severance Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

At June 30, 2021, we had total cash and cash equivalents and restricted cash of $1.4 billion, which increased $102 million compared to the year ended December 31, 2020. Included in total cash and cash equivalents was $170 million and $167 million of restricted cash at June 30, 2021 and December 31, 2020, respectively. Restricted cash is primarily cash collateral for letters of credit not held under the senior secured letter of credit agreement. The following table summarizes cash flows provided by (used in) each type of activity and a reconciliation of operating cash flow to non-GAAP free cash flow for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Net Cash Provided by Operating Activities	$120	$61
Net Cash Used in Investing Activities	(2)	(62)
Net Cash Used in Financing Activities	(15)	(36)

Reconciliation of Operating Cash Flow to Non-GAAP Free Cash Flow:
Net Cash Provided by Operating Activities	$120	$61
Capital Expenditures for Property, Plant and Equipment	(24)	(73)
Proceeds from Disposition of Assets	22	8
Non-GAAP Free Cash Flow	$118	$(4)

Operating Activities

Cash provided by operating activities was $120 million for the six months ended June 30, 2021 compared to $61 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, the primary sources of cash provided by operating activities were driven by higher operating income, continued collections on our accounts receivables and inventory utilization, partially offset by higher interest payments.

During the six months ended June 30, 2020, the primary sources of cash provided by operating activities were from collections on our accounts receivables, and lower payments for working capital activities, retention and performance cash bonuses, partially offset by payments for interest.

Investing Activities

Cash used in investing activities was $2 million for the six months ended June 30, 2021 compared to $62 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, the primary uses of cash were capital expenditures of $24 million for property, plant and equipment, offset by proceeds of $22 million from asset dispositions. During the six months ended June 30, 2020, the primary uses of cash were capital expenditures of $73 million for property, plant and equipment, offset by proceeds of $8 million from other asset dispositions.

Financing Activities

Cash used in financing activities was $15 million for the six months ended June 30, 2021 compared to $36 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, the primary uses of cash were for the repayment of finance lease obligations and dividends paid to noncontrolling interests. During the six months ended June 30, 2020, the primary uses of cash were for a $24 million deferred payment for our acquisition of a joint venture in the Middle East and dividends paid to noncontrolling interests.

Non-GAAP Free Cash Flow

Non-GAAP free cash flow (“free cash flow”) represents cash provided by (used in) operating activities less capital expenditures for property, plant and equipment plus proceeds from the disposition of assets. Operating cash flow was $120 million and $61 million in the six months ended June 30, 2021 and 2020, respectively. Free cash flow was a positive $118 million and negative $4 million in the six months ended June 30, 2021 and 2020, respectively. Management believes that free cash flow is useful to investors and management as an important liquidity measure of our ability to generate cash, pay obligations and grow the business and shareholder value. It is a non-GAAP financial measure that should be considered in addition to, not as substitute for or superior to, cash provided by (used in) operating activities.

Sources of Liquidity

Our sources of available liquidity include cash generated by our operations, cash and cash equivalent balances, accounts receivable factoring, and dispositions of businesses or capital assets that no longer fit our long-term strategy. We historically have accessed banks for short-term loans and the capital markets for debt and equity offerings. While the market has stabilized recently, the energy industry’s access to capital is improving and although we may have access to capital markets, it may not be on terms that are commercially acceptable to the Company. Based upon current and anticipated levels of operations, we believe we will have sufficient cash from operations and cash on hand to fund our expected financial obligations and cash requirements (discussed below) both in the short-term and long-term.

Customer Receivables

In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets as well as unsettled political conditions. If the economic environment weakens we could experience delayed customer payments and payment defaults associated with customer liquidity issues.

Cash Requirements

Our cash requirements will continue to include interest payments on our long-term debt, payments for capital expenditures, repayment on finance leases, payments for short-term working capital needs and costs associated with our revenue and restructuring payments, including severance. Our cash requirements may also include awards under our employee incentive programs and other amounts to settle litigation related matters.

As of June 30, 2021, we had $2.1 billion in aggregate principal amount maturing on December 1, 2024 and $500 million in aggregate principal amount maturing on September 1, 2024 for our Exit Notes and Senior Secured Notes, respectively. We expect to have interest payments of approximately $275 million annually until their maturity. Please see “Note 8 – Borrowings and Other Obligations” to our Condensed Consolidated Financial Statements for additional details. Our 2021 payments on operating leases are expected to be $91 million and capital spending is expected to be approximately $100 - $110 million.

Cash and cash equivalents (including restricted cash of $170 million primarily related to cash collateral on our letters of credit) totaled $1.4 billion at June 30, 2021, and are held by subsidiaries outside of Ireland. At June 30, 2021 we had $175 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we foresee we will be able to redeploy cash with minimal to no incremental tax.

Ratings Services’ Credit Ratings

On July 1, 2021, our S&P credit ratings improved to a B, with a stable outlook, on our Senior Secured Notes and the senior secured letter of credit agreement (the “LC Credit Agreement”). The S&P credit rating on our Exit Notes improved to a CCC+ with a stable outlook. As of June 30, 2021, our Moody’s Investor Services credit rating on the Senior Secured Notes and the LC Credit Agreement was Ba3, with a negative outlook. Our Exit Notes have a credit rating of B3 with a negative outlook.

While we may continue to have access to credit markets, our credit ratings, restrictions under our Exit Notes, Senior Secured Notes and LC Credit Agreement, could limit our ability to raise capital, refinance our existing debt, or could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest of our borrowings.

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

Letters of Credit and Surety Bonds

As of June 30, 2021, we had $331 million of letters of credit outstanding, consisting of $160 million under the LC Credit Agreement and $171 million under various uncommitted facilities (of which there was $165 million in cash collateral held and recorded in “Restricted Cash” on our Consolidated Balance Sheets).

As of June 30, 2021, we had outstanding surety bonds of $307 million, which were primarily in Latin America where we utilize surety bonds as part of our customary business practice. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our LC Credit Agreement or surety bonds, our available liquidity would be reduced by the amount called.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Condensed Consolidated Financial Statements. We prepare these financial statements in conformity with U.S. GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2020 Annual Report.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. We undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under “Part II – Other Information - Item 1A. – Risk Factors”, sets forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

•risks associated with disease outbreaks and other public health issues, including COVID-19 and COVID-19 variants, their impact on the global economy and the business of our Company, customers, suppliers and other partners, changes in, and the administration of, treaties, laws, and regulations, including in response to such issues and the potential for such issues to exacerbate other risks we face, including those related to the factors listed or referenced below;
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
•member-country quota compliance within the Organization of Petroleum Exporting Countries and the expanded alliance;
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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Exchange Act and the Securities Act. For additional information regarding risks and uncertainties, see our other filings with the SEC. In the event of an inconsistency between any prior or current SEC filing, the most current SEC filing would control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other than the change in the fair value of our debt as discussed in “Note 8 – Borrowings and Other Obligations” to our Condensed Consolidated Financial Statements, our exposure to market risk has not changed materially since December 31, 2020.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 9 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2020 Annual Report, Part I, under the heading “Item 1A. – Risk Factors”, our Amendment No. 2 to the Registration Statement filed with the SEC on May 26, 2021 (as amended, the “Registration Statement”), Part I, under the heading “Item 1A. – Risk Factors,” and other information included and incorporated by reference in this report. As of June 30, 2021, there have been no material changes in our assessment of our risk factors from those set forth in our 2020 Annual Report and our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During May 2021, we issued an aggregate of 53 ordinary shares upon the exercise of outstanding warrants, resulting in cash proceeds to the Company of approximately $5,000. The ordinary shares were issued pursuant to an exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
†*^10.1	Offer Letter to Joseph H. Mongrain dated March 11, 2021.		File No. 1-36504
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
^	The Company has replaced it prior Exhibit 10.35 originally filed with the Company’s Amendment No. 2 to Form 10 filed on May 26, 2021 with the revised exhibit 10.1 filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	July 29, 2021	By:	/s/ H. Keith Jennings
H. Keith Jennings
Executive Vice President and
Chief Financial Officer

Date:	July 29, 2021	By:	/s/ Desmond J. Mills
Desmond J. Mills
Vice President and
Chief Accounting Officer