Form 10-Q
period 2021-09-30
Weatherford International plc
filed 2021-11-02
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of October 20, 2021, there were 70,161,685 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Third Quarter and Nine Months Ended September 30, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in millions, except per share amounts)	2021	2020	2021	2020
Revenues:
Services	$623	$485	$1,734	$1,762
Products	322	322	946	1,081
Total Revenues	945	807	2,680	2,843
Costs and Expenses:
Cost of Services	407	341	1,155	1,218
Cost of Products	279	290	844	935
Research and Development	21	21	63	77
Selling, General and Administrative	175	180	551	651
Goodwill and Long-Lived Asset Impairments	—	—	—	1,057
Restructuring Charges	—	31	—	114
Other Charges (Credits), Net	(8)	4	(16)	170
Total Costs and Expenses	874	867	2,597	4,222
Operating Income (Loss)	71	(60)	83	(1,379)
Interest Expense Net	(69)	(64)	(211)	(181)
Loss on Extinguishment of Debt and Bond Redemption Premium	(59)	—	(59)	—
Loss on Termination of ABL Credit Agreement	—	(15)	—	(15)
Other Expense, Net	(4)	(20)	(19)	(65)
Loss Before Income Taxes	(61)	(159)	(206)	(1,640)
Income Tax Provision	(28)	(8)	(66)	(64)
Net Loss	(89)	(167)	(272)	(1,704)
Net Income Attributable to Noncontrolling Interests	6	7	17	17
Net Loss Attributable to Weatherford	$(95)	$(174)	$(289)	$(1,721)

Basic & Diluted Loss per Share	$(1.36)	$(2.48)	$(4.13)	$(24.58)
Basic & Diluted Weighted Average Shares Outstanding	70	70	70	70
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2021	2020	2021	2020
Net Loss	$(89)	$(167)	$(272)	$(1,704)
Foreign Currency Translation Adjustments	(11)	(6)	—	(72)
Comprehensive Loss	(100)	(173)	(272)	(1,776)
Comprehensive Income Attributable to Noncontrolling Interests	6	7	17	17
Comprehensive Loss Attributable to Weatherford	$(106)	$(180)	$(289)	$(1,793)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except par value)	9/30/2021	12/31/2020
	(Unaudited)
Assets:
Cash and Cash Equivalents	$1,291	$1,118
Restricted Cash	155	167
Accounts Receivable, Net of Allowance for Credit Losses of $32 at September 30, 2021 and $32 at December 31, 2020	816	826
Inventories, Net	681	717
Other Current Assets	301	349
Total Current Assets	3,244	3,177
Property, Plant and Equipment, Net of Accumulated Depreciation of $570 at September 30, 2021 and $367 at December 31, 2020	1,022	1,236
Intangible Assets, Net of Accumulated Amortization of $289 at September 30, 2021 and $173 at December 31, 2020	695	810
Operating Lease Right-of-Use Assets	117	138
Other Non-Current Assets	70	73
Total Assets	$5,148	$5,434

Liabilities:
Short-term Borrowings and Current Portion of Finance Leases	211	13
Accounts Payable	350	325
Accrued Salaries and Benefits	317	297
Income Taxes Payable	139	185
Current Portion of Operating Lease Liabilities	63	71
Other Current Liabilities	444	471
Total Current Liabilities	1,524	1,362
Long-term Debt	2,431	2,601
Operating Lease Liabilities	135	177
Other Non-Current Liabilities	411	357
Total Liabilities	$4,501	$4,497
Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 70 shares at September 30, 2021 and December 31, 2020	$—	$—
Capital in Excess of Par Value	2,900	2,897
Retained Deficit	(2,236)	(1,947)
Accumulated Other Comprehensive Loss	(43)	(43)
Weatherford Shareholders’ Equity	621	907
Noncontrolling Interests	26	30
Total Shareholders’ Equity	647	937
Total Liabilities and Shareholders’ Equity	$5,148	$5,434

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(272)	$(1,704)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	337	387
Loss on Extinguishment of Debt	37	—
Bond Redemption Premium	22	—
Loss on Termination of ABL Credit Agreement	—	15
Goodwill and Long-lived Asset Impairments	—	1,057
Inventory Charges	50	166
Loss (Gain) on Disposition of Assets	(22)	8
Deferred Income Tax Provision	15	10
Share-Based Compensation	13	—
Changes in Operating Assets and Liabilities, Net:
Accounts Receivable	5	358
Inventories	(14)	(4)
Accounts Payable	27	(248)
Other Assets and Liabilities, Net	36	143
Net Cash Provided by Operating Activities	234	188
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(44)	(100)
Proceeds from Disposition of Assets	39	13
Other Investing Activities	3	22
Net Cash Used in Investing Activities	(2)	(65)
Cash Flows From Financing Activities:
Borrowings of Long-term Debt, Net	491	457
Repayments of Long-term Debt	(510)	(7)
Repayments of Short-term Debt, Net	(4)	(22)
Bond Redemption Premium	(22)	—
Deferred Consideration Payment	—	(24)
Other Financing Activities	(20)	(28)
Net Cash Provided by (Used in) Financing Activities	(65)	376
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(6)	(6)
Net Increase in Cash, Cash Equivalents and Restricted Cash	161	493
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,285	800
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,446	$1,293
Supplemental Cash Flow Information:
Interest Paid	$171	$114
Income Taxes Paid, Net of Refunds	$44	$60

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2020 Annual Report for the discussion on our significant accounting policies. Certain reclassifications of the financial statements and accompanying footnotes for the three and nine months ended September 30, 2020 have been made to conform to the presentation for the three and nine months ended September 30, 2021.

2. Impairments and Other Charges (Credits)

We recorded the following in “Goodwill and Long-Lived Asset Impairments” and “Other Charges (Credits), Net” on the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2021	2020	2021	2020
Long-lived Asset Impairments	$—	$—	$—	$818
Goodwill Impairment	—	—	—	239
Total Goodwill and Long-lived Asset Impairments	$—	$—	$—	$1,057

Inventory Charges	$—	$4	$7	$138
Other Charges (Credits)	(8)	—	(23)	32
Total Other Charges (Credits)	$(8)	$4	$(16)	$170

3.  Inventories, Net

Inventories, net of reserves of $157 million and $119 million as of September 30, 2021 and December 31, 2020, respectively, are presented by category in the table below:

(Dollars in millions)	9/30/2021	12/31/2020
Finished Goods	$611	$655
Work in Process and Raw Materials, Components and Supplies	70	62
Inventories, Net	$681	$717

In the three and nine months ended September 30, 2021 and 2020, we recognized inventory charges, including excess and obsolete inventory charges, in the following captions on our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2021	2020	2021	2020
Inventory Charges in “Other Charges (Credits), Net”	$—	$4	$7	$138
Inventory Charges in “Cost of Products”	11	24	43	28
Total Inventory Charges	$11	$28	$50	$166

4.  Long-lived Asset Impairments

We did not recognize any long-lived asset impairments in the three and nine months ended September 30, 2021.

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

Based on our impairment tests, we determined the carrying amount of certain long-lived assets exceeded their respective fair values and recognized long-lived asset impairments as summarized in “Note 2 – Impairments and Other Charges (Credits), Net.” and further presented by asset class and segment in the table below. We did not recognize any long-lived asset impairments in the third quarter of 2020.

	Nine Months Ended September 30, 2020
(Dollars in millions)	Western Hemisphere	Eastern Hemisphere	Total
Property, Plant and Equipment	$316	$255	$571
Intangible Assets	44	115	159
Right of Use Assets	56	32	88
Total Long-Lived Asset Impairments	$416	$402	$818

5.  Goodwill and Intangible Assets

Goodwill

As of September 30, 2021 and December 31, 2020, we had no goodwill. The cumulative impairment loss for goodwill was $239 million, all of which was fully impaired in the first half of 2020.

During 2020, based on our interim goodwill impairment assessments that determined the fair value of our reporting units were less than their carrying values, we recognized goodwill impairment charges presented in “Note 2 – Impairments and Other Charges (Credits), Net.” We identified impairment indicators as discussed in “Note 4 – Long-lived Asset Impairments” that triggered these interim quantitative goodwill assessments. The fair values of our reporting units were determined using a combination of the income approach and the market approach for comparable companies in our industry, a Level 3 fair value analysis. Determining the fair value of the reporting units requires management to develop significant judgments, including estimating and discounting future cash flows by reporting unit, specifically forecasted revenue, forecasted operating margins and discount rates.

Intangible Assets

The components of definite-lived intangible assets, net of accumulated amortization, were as follows:

(Dollars in millions)	9/30/2021	12/31/2020
Developed and Acquired Technology, Net of Accumulated Amortization of $218 at September 30, 2021 and $132 at December 31, 2020	$371	$456
Trade Names, Net of Accumulated Amortization of $71 at September 30, 2021 and $41 at December 31, 2020	324	354
Intangible Assets, Net of Accumulated Amortization of $289 at September 30, 2021 and $173 at December 31, 2020	$695	$810

Amortization expense was $39 million and $117 million in the three and nine months ended September 30, 2021, respectively, and $38 million and $124 million in the three and nine months ended September 30, 2020, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations.

6. Restructuring Charges

We had no restructuring charges in the three and nine months ended September 30, 2021, compared to $31 million and $114 million in the three and nine months ended September 30, 2020, respectively, which are presented in “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations.

The following table presents total restructuring charges by reporting segment and Corporate in the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Western Hemisphere	$—	$17	$—	$58
Eastern Hemisphere	—	12	—	29
Corporate	—	2	—	27
Total Restructuring Charges	$—	$31	$—	$114

The following table presents total restructuring accrual activity in the nine months ended September 30, 2021:

(Dollars in millions)	Accrued Balance at December 31, 2020	Charges	Cash Payments	(Credits)/Other	Accrued Balance at September 30, 2021
Restructuring Reserve	$53	$—	$(26)	$(5)	$22

7.  Borrowings and Other Obligations

(Dollars in millions)	9/30/2021	12/31/2020
Current Portion of Exit Notes and Finance Lease	$211	$9
Other Short-term Financing Arrangements	—	4
Short-term Borrowings	$211	$13

Exit Notes	$1,898	$2,098
2028 Senior Secured Notes	488	—
2024 Senior Secured Notes	—	455
Finance Lease Long-term Portion	45	48
Long-term Debt	$2,431	$2,601

Exit Notes

Upon our emergence from bankruptcy on December 13, 2019, we entered into an indenture and issued unsecured 11.00% Exit Notes in an aggregate principal amount of $2.1 billion maturing on December 1, 2024 (the “Exit Notes”). Interest on the Exit Notes accrues at the rate of 11.00% per annum and is payable semiannually in arrears on June 1 and December 1, which commenced on June 1, 2020. As of September 30, 2021, $200 million of the Exit Notes were classified as a current obligation. On October 20, 2021 we redeemed $200 million of our Exit Notes and paid related accrued interest of $8 million along with a bond redemption premium of $6 million. See “Note 14 – Subsequent Events” for additional details.

2024 Senior Secured Notes

On August 28, 2020, we entered into an indenture and issued the 8.75% Senior Secured Notes in an aggregate principal amount of $500 million maturing September 1, 2024 (the “2024 Senior Secured Notes”). Interest accrued at the rate of 8.75% per annum and was payable semiannually in arrears on March 1 and September 1, which commenced on March 1, 2021. On September 30, 2021, we repaid our 2024 Senior Secured Notes and accrued interest with proceeds from the issuance of the 2028 Senior Secured Notes described below and cash on hand. In addition, we paid and recognized a $22 million bond redemption premium and recognized a $37 million noncash loss on extinguishment of debt related to the unamortized debt issuance costs and discount, which is presented as “Loss on Extinguishment of Debt and Bond Redemption Premium” on the Condensed Consolidated Statements of Operations.

2028 Senior Secured Notes

On September 30, 2021, we entered into an indenture and issued the 6.5% Senior Secured Notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest accrues at the rate of 6.5% per annum and is payable semiannually on September 15 and March 15 of each year, commencing on March 15, 2022. The 2028 Senior Secured Notes are guaranteed by the Company and the same subsidiaries of the Company that guaranteed the 2024 Senior Secured Notes. On September 30, 2021 we received $491 million of proceeds net of debt issuance costs paid and the net book value after including accrued debt issuance costs was $488 million. Debt issuance costs will be amortized to “Interest Expense, Net” on the Condensed Consolidated Financial Statements using the effective interest rate method over the term of the debt.

LC Credit Agreement

We have a senior secured letter of credit agreement in an aggregate amount of $215 million maturing on May 29, 2024 (the “LC Credit Agreement”), which is used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit.

On September 20, 2021, certain provisions and covenants of the LC Credit Agreement were amended as follows:

•Permit the borrowing of up to an additional $400 million of secured indebtedness under an asset-based lending facility or a revolving credit facility upon compliance with certain conditions;
•Removed the minimum secured liquidity requirement;
•Increased the minimum aggregate liquidity requirement from $175 million to $300 million;
•Decreased the minimum aggregate book value of certain pledged assets requirement from $1.25 billion to $1 billion; and
•Increased the ability to repay or redeem debt to $500 million subject to minimum aggregate liquidity of $400 million at the time of repayment or redemption.

At September 30, 2021, we had approximately $173 million in outstanding letters of credit under the LC Credit Agreement and availability of $42 million.

As of September 30, 2021, we had $329 million of letters of credit outstanding, consisting of the $173 million mentioned above under the LC Credit Agreement and another $156 million under various uncommitted bi-lateral facilities (for which there was $152 million in cash collateral held and recorded in “Restricted Cash” on our Condensed Consolidated Balance Sheets).

Accrued Interest

As of September 30, 2021 and December 31, 2020, we had accrued interest of $77 million and $34 million, respectively, in “Other Current Liabilities” on our Condensed Consolidated Balance Sheets.

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

	9/30/2021		12/31/2020
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Exit Notes	$2,098	$2,215	$2,098	$1,628
2028 Senior Secured Notes	$488	$516	$—	$—
2024 Senior Secured Notes	$—	$—	$455	$507

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

GAMCO Shareholder Litigation

On September 6, 2019, GAMCO Asset Management, Inc. (“GAMCO”), purportedly on behalf of itself and other similarly situated shareholders, filed a lawsuit asserting violations of the federal securities laws against certain then-current and former officers and directors of the Company. GAMCO alleges violations of Sections 10(b) and 20(b) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), and violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) based on allegations that the Company and certain of its officers made false and/or misleading statements, and alleged non-disclosure of material facts, regarding our business, operations, prospects and performance. GAMCO seeks damages on behalf of purchasers of the Company’s ordinary shares from October 26, 2016 through May 10, 2019. GAMCO’s lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, and it is captioned GAMCO Asset Management, Inc. v. McCollum, et al., Case No. 4:19-cv-03363. The District Court Judge appointed Utah Retirement Systems (“URS”) as Lead Plaintiff, and on March 16, 2020, URS filed its Amended Complaint. URS added the Company as a defendant but dropped the claims against non-officer board members and all the claims under the Securities Act. On May 14, 2021, the District Court dismissed the case with prejudice for failure to state a claim. On August 9, 2021, the plaintiffs filed their Notice of Appeal with the District Court. The case is still pending appeal and we cannot reliably predict the outcome of the claims, including the amount of any possible loss.

9.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity in the three and nine months ended September 30, 2021 and 2020:

(Dollars in millions)	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2020	$2,897	$(1,947)	$(43)	$30	$937
Net Income (Loss)	—	(116)	—	6	(110)
Other	—	—	—	(2)	(2)
Other Comprehensive Loss	—	—	(4)	—	(4)
Balance at March 31, 2021	$2,897	$(2,063)	$(47)	$34	$821
Net Income (Loss)	—	(78)	—	5	(73)
Other Comprehensive Loss	—	—	15	—	15
Dividends to Noncontrolling Interests	—	—	—	(4)	(4)
Equity Awards Granted, Vested and Exercised	2	—	—	—	2
Other	—	—	—	(2)	(2)
Balance at June 30, 2021	$2,899	$(2,141)	$(32)	$33	$759
Net Income (Loss)	—	(95)	—	$6	(89)
Other Comprehensive Loss	—	—	(11)	—	(11)
Dividends to Noncontrolling Interests	—	—	—	(11)	(11)
Equity Awards Granted, Vested and Exercised	1	—	—	—	1
Other	—	—	—	(2)	(2)
Balance at September 30, 2021	$2,900	$(2,236)	$(43)	$26	$647

Balance at December 31, 2019	$2,897	$(26)	$9	$36	$2,916
Net Income (Loss)	—	(966)	—	8	(958)
Other Comprehensive Loss	—	—	(95)	—	(95)
Balance at March 31, 2020	$2,897	$(992)	$(86)	$44	$1,863
Net Income (Loss)	—	(581)	—	2	(579)
Other Comprehensive Loss	—	—	29	—	29
Dividends to Noncontrolling Interests	—	—	—	(8)	(8)
Balance at June 30, 2020	$2,897	$(1,573)	$(57)	$38	$1,305
Net Income (Loss)	—	(174)	—	7	(167)
Other Comprehensive Loss	—	—	(6)	—	(6)
Dividends to Noncontrolling Interests	—	—	—	(9)	(9)
Balance at September 30, 2020	$2,897	$(1,747)	$(63)	$36	$1,123

The following table presents the changes in our accumulated other comprehensive loss by component in the nine months ended September 30, 2021 and 2020:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2020	$(31)	$(12)	$(43)
Other Comprehensive Loss	$—	$—	$—
Balance at September 30, 2021	$(31)	$(12)	$(43)

Balance at December 31, 2019	$7	$2	$9
Other Comprehensive Loss	(72)	—	(72)
Balance at September 30, 2020	$(65)	$2	$(63)

10.  Loss per Share

Basic earnings (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares.

The following table presents our basic and diluted weighted average shares outstanding and loss per share in the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2021	2020	2021	2020
Net Loss Attributable to Weatherford	$(95)	$(174)	$(289)	$(1,721)
Basic and Diluted Weighted Average Shares Outstanding	70	70	70	70
Basic and Diluted Loss Per Share Attributable to Weatherford	$(1.36)	$(2.48)	$(4.13)	$(24.58)

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding in the three and nine months ended September 30, 2021 and 2020 exclude 10 million and 8 million potential ordinary shares, respectively, for restricted share units, performance share units, phantom restricted share units, and outstanding warrants as we had net losses for those periods and their inclusion would be anti-dilutive.

11. Revenues

Revenue by Product Line and Geographic Region

Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. Our two product lines are as follows: (1) Completion and Production and (2) Drilling, Evaluation and Intervention. The unmanned equipment that we lease to customers under operating leases consists primarily of drilling rental tools (in the Drilling, Evaluation and Intervention product line) and artificial lift pumping equipment (in the Completion and Production product line). These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts.

The following tables disaggregate our product and service revenues by major product line and geographic region for the three and nine months ended September 30, 2021 and 2020 and includes equipment revenues recognized under lease accounting standards of $34 million and $97 million in the three and nine months ended September 30, 2021, respectively, and $30 million and $119 million for the three and nine months ended September 30, 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Product Line Revenue for Western Hemisphere
Completion and Production	$239	$170	$695	$632
Drilling, Evaluation and Intervention	202	146	561	582
Total Western Hemisphere Revenue	441	316	$1,256	$1,214

Product Line Revenue for Eastern Hemisphere
Completion and Production	221	241	$633	$783
Drilling, Evaluation and Intervention	283	250	791	846
Total Eastern Hemisphere Revenue	504	491	$1,424	$1,629

Total Revenues	$945	$807	$2,680	$2,843

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue by Geographic Areas:
North America	$224	$175	$658	$688
Latin America	217	141	598	526
Western Hemisphere	441	316	$1,256	$1,214

Middle East & North Africa and Asia	312	319	$868	$1,063
Europe/Sub-Sahara Africa/Russia	192	172	556	566
Eastern Hemisphere	504	491	$1,424	$1,629

Total Revenues	$945	$807	$2,680	$2,843

Contract Balances

The timing of our revenue recognition, billings and cash collections results in the recording of billed accounts receivable, contract assets (including unbilled receivables), customer advances and deposits (contract liabilities classified as deferred revenues). Our receivables are primarily derived from contract sales of products and services, which are included in “Accounts Receivable, Net” on the Condensed Consolidated Balance Sheets. Contract assets were immaterial as of September 30, 2021 and December 31, 2020. Revenue recognized during the nine months ended September 30, 2021 that was included in the contract liabilities balance at the beginning of 2021 was $28 million. The following table summarizes these balances as of September 30, 2021 and December 31, 2020:

(Dollars in millions)	9/30/2021	12/31/2020
Receivables for Product and Services in Accounts Receivable, Net	$782	$792
Total Accounts Receivables	$816	$826
Contract Liabilities	$31	$37

Performance Obligations

In the following table, estimated revenue for contracts with original performance obligations greater than twelve months are expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of September 30, 2021.

(Dollars in millions)	2021	2022	2023	2024	Thereafter	Total
Service Revenue	$17	$66	$55	$57	$65	$260

12. Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2020 Annual Report.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Revenues:
Western Hemisphere	$441	$316	$1,256	$1,214
Eastern Hemisphere	504	491	1,424	$1,629
Total Revenues	945	807	$2,680	$2,843
Operating Income (Loss):
Western Hemisphere	45	(2)	$97	$4
Eastern Hemisphere	34	5	21	38
Total Segment Operating Income	79	3	118	42
Corporate (a)	(16)	(28)	(51)	(80)
Total Operating Income (Loss) Before Other Operating Expenses	63	(25)	67	(38)
Goodwill and Long-Lived Asset Impairments	—	—	—	(1,057)
Restructuring Charges	—	(31)	—	(114)
Other (Charges) Credits, Net	8	(4)	16	(170)
Total Operating Income (Loss)	71	(60)	83	(1,379)
Interest Expense, Net (b)	(69)	(64)	(211)	(181)
Loss on Extinguishment of Debt and Bond Redemption Premium	(59)	—	(59)	—
Loss on Termination of ABL Credit Agreement (b)	—	(15)	—	(15)
Other Expense, Net	(4)	(20)	(19)	(65)
Loss Before Income Taxes	$(61)	$(159)	$(206)	$(1,640)
(a)Corporate also includes eliminations of intercompany margins associated with transfers of assets and inventory that was a benefit of $1 million and expense of $9 million in the three months ended September 30, 2021 and 2020, respectively. The nine months ended September 30, 2021 and 2020, included elimination of intercompany margins of zero and an expense $27 million, respectively.
(b)Loss on Termination of ABL Credit Agreement was included in “Interest Expense Net” in 2020, which has been reclassified to be presented on a consistent basis with 2021.

13. Income Taxes

We determined our quarterly tax provision using the year-to-date effective tax rate because small changes in estimated ordinary annual income result in significant changes in our estimated annual effective tax rate. The year-to-date effective tax rate treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.

In the three and nine months ended September 30, 2021, we recognized tax expense of $28 million and $66 million, respectively, on a loss before income taxes of $61 million and $206 million, respectively, compared to the three and nine months ended September 30, 2020 where we recognized tax expense of $8 million and $64 million, respectively, on a loss before income taxes of $159 million and $1.6 billion, respectively. Our income tax provisions are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss and other adjustments. Impairments and other charges recognized do not result in significant tax benefit as a result of our inability to forecast realization of the tax benefit of such losses.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of September 30, 2021, we anticipate that it is reasonably possible that our uncertain tax positions of $241 million may decrease by up to $13 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

14. Subsequent Events

Exit Notes Redemption

On October 20, 2021 we redeemed $200 million of our Exit Notes and paid related accrued interest of $8 million and an early bond redemption premium of $6 million.

2030 Senior Notes and Exit Notes Redemption

On October 27, 2021, we issued $1.6 billion of 8.625% senior notes due April 30, 2030 (the “2030 Senior Notes”). The net proceeds and cash on hand were used to redeem $1.6 billion in principal of our Exit Notes at applicable prices, plus accrued and unpaid interest. Interest on the 2030 Senior Notes is payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2022 at a rate of 8.625% per year and will mature on April 30, 2030. The 2030 Senior Notes are guaranteed by the Company and the same subsidiaries that guaranteed the 2028 Senior Secured Notes.

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

Financial Results and Overview

Revenues totaled $945 million and $2.7 billion in the third quarter and first nine months of 2021, respectively, an improvement of $138 million, or 17%, and a decline of $163 million, or 6%, compared to the third quarter and first nine months of 2020, respectively.

The third quarter of 2021 year-over-year improvement reflects a 28% increase in service revenues driven by higher demand in certain C&P and DEI sub-product lines, primarily in North America and South America, which spurred the 40% growth in the Western Hemisphere and a 3% increase in the Eastern Hemisphere. Western Hemisphere growth was primarily driven by higher business activity levels for C&P services and products primarily in Canada, Argentina and the United States.

The 6% revenue decline in the first nine months of 2021 compared to 2020 was primarily due to the lower business activity experienced during the first quarter of 2021 compared to the pre-COVID-19 first quarter of 2020. The pandemic had an immediate negative impact beginning in the second quarter of 2020 in the Western Hemisphere while taking longer to significantly impact the Eastern Hemisphere.

Total operating income improved $131 million and $1.5 billion in the third quarter of 2021 and first nine months of 2021 compared to the third quarter and first nine months of 2020, respectively, primarily from the absence of impairment and restructuring charges in 2021. In addition, selling, general and administrative, corporate, and research and development expense declined in the first nine months of 2021, reflecting the benefits of the cost improvement initiatives that were implemented during 2020 and earlier in 2021.

Segment operating income was $79 million and $118 million in the third quarter and first nine months of 2021, respectively, an increase of $76 million for both the third quarter and first nine months of 2021, compared to the third quarter and first nine months of 2020. The third quarter of 2021 year-over-year improvement was driven by the increased activity levels and demand for both C&P and DEI services primarily in North America, South America and Middle East & North Africa and Asia (“MENA/Asia”). The first nine months of 2021 year-over-year improvement was driven by the increased activity levels and demand for C&P and DEI services primarily in the Western Hemisphere with improvements in North and South America.

Impairments and Other Charges (Credits), Net

Please see summary of details at “Note 2 – Impairments and Other Charges (Credits), Net” to our Condensed Consolidated Financial Statements.

Industry Trends

The level of spending in the energy industry is heavily influenced by the current and expected future prices of oil and natural gas, but is also impacted by environmental, social and governance (“ESG”) initiatives, ongoing supply chain shortages, and customer capital spending plans. These factors result in an increase or decrease in demand for our products and services. Rig count is an indicator of the level of spending for the exploration and production of oil and natural gas reserves. The following charts set forth certain statistics that reflect historical market conditions.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”), United Kingdom Brent crude oil and Henry Hub natural gas.

	Three Months Ended		Year Ended
	9/30/2021	9/30/2020	12/31/2020
Oil price - WTI (1)	$70.62	$40.89	$39.23
Oil price - Brent (1)	$73.47	$42.96	$41.76
Natural gas price - Henry Hub (2)	$4.36	$2.00	$2.04
(1) Oil price measured in dollars per barrel
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The average rig counts based on the weekly Baker Hughes Company rig count information were as follows:

	Three Months Ended		Nine Months Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
North America	647	301	570	566
International	772	731	735	879
Worldwide	1,419	1,032	1,305	1,445

Business Outlook

There are indications that the global economic and demand recovery from the COVID-19 pandemic is continuing to build towards pre-pandemic levels as both COVID-19 vaccination rates and global economic activity increase. Oil prices have risen during the year, buoyed by supply policies led by the Organization of Petroleum Exporting Countries and the expanded alliance (“OPEC+”) and other high oil exporting non-OPEC+ nations. Average oil prices for the third quarter of 2021 are approximately 70% higher than the average oil prices for the third quarter of 2020 and natural gas prices have increased 118% over the same period. WTI oil spot prices have recovered to pre-pandemic levels, averaging approximately $71 per barrel during the third quarter of 2021. However, the North America and International average rig count continues to be well below pre-pandemic levels.

We expect continued improvements in our customer activity levels with the ongoing COVID-19 vaccine rollout globally and multinational economic stimulus actions which are expected to provide a measured pathway to oil and natural gas demand recovery throughout 2021. We believe that industry activity will likely continue to recover and our fourth quarter 2021 consolidated revenues are expected to increase by low -single digits above the third quarter of 2021.

We continue to closely monitor the ongoing global impacts surrounding the COVID-19 pandemic, including operational and manufacturing disruptions, logistical constraints and travel restrictions. The oilfield services industry growth is highly dependent on many external factors, such as the global response to the COVID-19 pandemic, our customers’ capital expenditures, ESG driven business changes, world economic and political conditions, the price of oil and natural gas, member-country quota compliance within the OPEC+, weather conditions and other factors.

COVID-19 Pandemic Impacts

We have experienced and expect to continue to experience inflationary pressures when sourcing raw material and services, delays and supply shortages as our supplier base continues to return to work and reopening challenges. Shipping and other logistics activities are experiencing tight availability for carriers, containers and shipping materials, exacerbating the delays and lack of availability of key components. In addition, we continue to experience certain customer restrictions that prevent access to their sites, community measures to contain the spread of the COVID-19 virus, and changes to our policies that have both restricted and changed the way our employees work.

We continuously improve crew rotations and management practices to minimize our employees’ risk of exposure to the COVID-19 virus while at client facilities. We constantly refine and update our identification and management of COVID-19 cases through the development of updated protocols, advanced testing and response procedures consistent with the latest guidance, from the Centers of Disease Control and Prevention and the World Health Organization. Faced with these challenges, we evolved our digital portfolio and enhanced our applications to offer fully integrated digital oilfield solutions. We also increased our offerings of automated well construction and remote monitoring and predictive analytics related to our product offerings.

Opportunities and Challenges

As production decline rates persist and reservoir productivity complexities increase, our customers continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and puts pressure on us to deliver our products and services at competitive rates. In addition, as consolidation of the oil and gas services industry continues due to market conditions, there has been an increased demand for companies with specialized products, services and technologies. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will depend heavily on pricing, volume of work, our ability to offer solutions to more efficiently extract oil and gas while controlling costs, and our success in penetrating new and existing markets with our newly developed technologies. Over the long-term, we expect the world’s demand for energy to continue rising, requiring increased oil field services and more advanced technology from the oilfield service industry. We remain focused on delivering innovative and cost-efficient solutions for customers to assist them in achieving their operational, safety and environmental objectives.

Our challenges also include market conditions that could make it more difficult to obtain our targeted cost reduction benefits and to recruit, motivate and retain employees, including key personnel. Increasing investor and government focus on environmental and social governance factors, the cyclicality of the energy industry and the ongoing COVID-19 pandemic may negatively impact demand for our products and services. We are following our long-term strategy aimed at achieving sustainable profitability in our businesses, servicing our customers and creating value for our shareholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including potential prolonged industry downturns, our ability to respond to industry demands in periods of over-supply or uncertain oil prices, and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

Results of Operations

The following table sets forth consolidated results of operations and financial information by operating segment and other selected information for the periods indicated.

			Favorable
	Three Months Ended		(Unfavorable)
(Dollars and shares in millions, except per share data)	09/30/21	09/30/20	$ Change	% Change
Revenues:
Western Hemisphere	$441	$316	$125	40%
Eastern Hemisphere	504	491	13	3%
Total Revenues	945	807	138	17%
Operating Income (Loss):
Western Hemisphere	45	(2)	47	2,350%
Eastern Hemisphere	34	5	29	580%
Total Segment Operating Income	79	3	76	2,533%
Corporate	(16)	(28)	12	43%
Total Operating Income (Loss) Before Other Operating Expenses	63	(25)	88	352%
Restructuring Charges	—	(31)	31	100%
Other (Charges) Credits, Net	8	(4)	12	300%
Total Operating Income (Loss)	71	(60)	131	218%
Interest Expense, Net	(69)	(64)	(5)	(8)%
Loss on Extinguishment of Debt and Bond Redemption Premium	(59)	—	(59)	—%
Loss on Termination of ABL Credit Agreement	—	(15)	15	100%
Other Expense, Net	(4)	(20)	16	80%
Loss Before Income Taxes	(61)	(159)	98	62%
Income Tax Provision	(28)	(8)	(20)	(250)%
Net Loss	$(89)	$(167)	$78	47%
Net Income Attributable to Noncontrolling Interests	6	7	1	14%
Net Loss Attributable to Weatherford	$(95)	$(174)	$79	45%

Net Loss per Diluted Share	$(1.36)	$(2.48)	$1.12	45%
Weighted Average Diluted Shares Outstanding	70	70	N/A	N/A
Depreciation and Amortization	$112	$117	$5	4%

			Favorable
	Nine Months Ended		(Unfavorable)
(Dollars and shares in millions, except per share data)	9/30/2021	9/30/2020	$ Change	% Change
Revenues:
Western Hemisphere	$1,256	$1,214	$42	3%
Eastern Hemisphere	1,424	1,629	(205)	(13)%
Total Revenues	2,680	2,843	(163)	(6)%
Operating Income (Loss):
Western Hemisphere	97	4	93	2,325%
Eastern Hemisphere	21	38	(17)	(45)%
Total Segment Operating Income	118	42	76	181%
Corporate	(51)	(80)	29	36%
Total Operating Income (Loss) Before Other Operating Expenses	67	(38)	105	276%
Goodwill and Long-Lived Asset Impairments	—	(1,057)	1,057	100%
Restructuring Charges	—	(114)	114	100%
Other (Charges) Credits, Net	16	(170)	186	109%
Total Operating Income (Loss)	83	(1,379)	1,462	106%
Interest Expense, Net	(211)	(181)	(30)	(17)%
Loss on Extinguishment of Debt and Bond Redemption Premium	(59)	—	(59)	—%
Loss on Termination of ABL Credit Agreement	—	(15)	15	100%
Other Expense, Net	(19)	(65)	46	71%
Loss Before Income Taxes	(206)	(1,640)	1,434	87%
Income Tax Provision	(66)	(64)	(2)	(3)%
Net Loss	(272)	(1,704)	1,432	84%
Net Income Attributable to Noncontrolling Interests	17	17	—	—%
Net Loss Attributable to Weatherford	$(289)	$(1,721)	$1,432	83%

Net Loss per Diluted Share	$(4.13)	$(24.58)	$20.45	83%
Weighted Average Diluted Shares Outstanding	70	70	N/A	N/A
Depreciation and Amortization	$337	$387	$50	13%

Segment Revenues

Western Hemisphere revenues increased $125 million, or 40%, in the third quarter of 2021 and $42 million, or 3%, in the first nine months of 2021 compared to the third quarter and first nine months of 2020. The third quarter of 2021 year-over-year growth in the Western Hemisphere was due to increased demand for service and products across both C&P and DEI in North America and South America. Western Hemisphere growth was primarily driven by higher business activity levels for C&P services and products primarily in Canada, Argentina and the United States. The Western Hemisphere revenue improvement in the first nine months of 2021 compared to 2020 was due to higher business activity levels for C&P services and products.

Eastern Hemisphere revenues increased $13 million, or 3%, in the third quarter of 2021 and decreased $205 million, or 13%, in the first nine months of 2021 compared to the third quarter and first nine months of 2020. The third quarter of 2021 year-over-year increase was due to increased demand for the DEI services in MENA/Asia. The nine months of 2021 year-over-year decrease was due to a decline in international activity resulting in lower C&P and DEI service and product sales since the COVID-19 pandemic.

Segment Operating Results

Western Hemisphere segment operating income of $45 million and $97 million in the third quarter and first nine months 2021, respectively, increased $47 million and $93 million, respectively, compared to the third quarter and first nine months of 2020. The third quarter year-over-year improvements were driven by the increased demand for services across both C&P and DEI businesses in North and South America, as well as lower operational and employee costs. The nine months year-over-year improvements were driven by the increased demand for C&P services in North and South America, as well as lower operational and employee costs.

Eastern Hemisphere segment operating income of $34 million and $21 million in the third quarter and first nine months of 2021, respectively, increased $29 million and decreased $17 million, respectively, compared to the third quarter and first nine months of 2020. The third quarter year-over-year improvement was driven by the improved services mix across both the C&P and DEI businesses in MENA/Asia. The year-over-year decline in the nine months was driven by lower activity levels across for C&P and DEI services related to the COVID-19 pandemic, partially offset by lower operational and employee costs.

Interest Expense, Net

Net interest expense was $69 million and $211 million in the third quarter and first nine months of 2021, respectively, and primarily represents interest on our 11.0% Exit Notes due 2024 (“Exit Notes”) and our 8.75% Senior Secured Notes due 2024 (“2024 Senior Secured Notes”) as well as amortization of debt issuance costs and discounts.

Net interest expense was $64 million and $181 million in the third quarter and first nine months of 2020, respectively, and primarily represents interest on our Exit Notes and our 2024 Senior Secured Notes.

Loss on Termination of ABL Credit Agreement

On December 13, 2019, we entered into a senior secured asset-based lending agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”) which was terminated on August 28, 2020. Upon its termination, we recorded $15 million of noncash “Loss on Termination of ABL Credit Agreement” on our Condensed Consolidated Financial Statements related to unamortized deferred debt issuance costs.

Loss on Extinguishment of Debt and Bond Redemption Premium

On September 30, 2021, we repaid our 2024 Senior Secured Notes and recognized a $22 million bond redemption premium on the early redemption and a $37 million noncash loss on extinguishment of debt related to unamortized debt issuance costs and discount, which is presented as “Loss on Extinguishment of Debt and Bond Redemption Premium” on the Condensed Consolidated Statements of Operations.

Other Expense, Net

Other expense, net was $4 million and $19 million in the third quarter and first nine months of 2021, respectively, compared to other expense of $20 million and $65 million in the third quarter and first nine months of 2020, respectively. Other expense, net is comprised of letter of credit fees, other financing charges and foreign exchange losses, primarily attributed to currency losses in countries with no or limited markets to hedge. The first nine months year-over-year improvement was primarily due to lower currency volatility in 2021 compared to the significant volatility in the same period in the prior year following the start of the COVID-19 pandemic. In 2020, the balance included $9 million in reorganization expenses.

Income Taxes

In the three and nine months ended September 30, 2021, we recognized tax expense of $28 million and $66 million, respectively, on a loss before income taxes of $61 million and $206 million, respectively, compared to the three and nine months ended September 30, 2020 where we recognized tax expense of $8 million and $64 million, respectively, on a loss before income taxes of $159 million and $1.6 billion, respectively. Our income tax provisions are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss and other adjustments. Impairments and other charges recognized do not result in significant tax benefit as a result of our inability to forecast realization of the tax benefit of such losses.

Please see “Note 13 – Income Taxes” to our Condensed Consolidated Financial Statements for additional details.

Restructuring, Facility Consolidation and Severance Charges

Please see “Note 6 – Restructuring, Facility Consolidation and Severance Charges” to our Condensed Consolidated Financial Statements for additional details of our charges by segment.

Liquidity and Capital Resources

At September 30, 2021, we had total cash and cash equivalents and restricted cash of $1.45 billion, which increased $161 million compared to the year ended December 31, 2020. Included in total cash and cash equivalents was $155 million and $167 million of restricted cash at September 30, 2021 and December 31, 2020, respectively. Restricted cash is primarily cash collateral for letters of credit not held under the senior secured letter of credit agreement (the “LC Credit Agreement”). The following table summarizes cash flows provided by (used in) each type of activity and a reconciliation of operating cash flow to non-GAAP free cash flow for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Net Cash Provided by Operating Activities	$234	$188
Net Cash Used in Investing Activities	(2)	(65)
Net Cash Provided by (Used in) Financing Activities	(65)	376

Reconciliation of Operating Cash Flow to Non-GAAP Free Cash Flow:
Net Cash Provided by Operating Activities	$234	$188
Capital Expenditures for Property, Plant and Equipment	(44)	(100)
Proceeds from Disposition of Assets	39	13
Non-GAAP Free Cash Flow	$229	$101

Operating Activities

Cash provided by operating activities was $234 million for the nine months ended September 30, 2021 compared to $188 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the primary sources of cash provided by operating activities were driven by higher operating income and lower accounts payable spend partially offset by higher interest payments.

During the nine months ended September 30, 2020, the primary sources of cash provided by operating activities were from collections on our accounts receivable, and lower payments for working capital activities, retention and performance cash bonuses, partially offset by payments for interest.

Investing Activities

Cash used in investing activities was $2 million for the nine months ended September 30, 2021 compared to $65 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the primary uses of cash were capital expenditures of $44 million for property, plant and equipment, offset by proceeds of $39 million from asset dispositions. During the nine months ended September 30, 2020, the primary uses of cash were capital expenditures of $100 million for property, plant and equipment, offset by proceeds of $13 million from asset dispositions and $25 million of cash proceeds from Angolan government bonds.

Financing Activities

Cash used in financing activities was $65 million for the nine months ended September 30, 2021 compared to cash provided by financing activities of $376 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the primary uses of cash were repayments of long-term debt of $510 million primarily for the repayment of our 2024 Senior Secured Notes and finance lease obligations, a $22 million bond redemption premium payment for the early redemption of our 2024 Senior Secured Notes, and $20 million primarily for dividends paid to noncontrolling interests. The primary sources of cash were net proceeds of $491 million, net of commitments fees and debt issuance costs, from the issuance of the 2028 Senior Secured Notes. See “Note 7 – Borrowings and Other Obligations” to our Condensed Consolidated Financial Statements for further details on the debt financing.

During the nine months ended September 30, 2020, the primary source of cash were net proceeds of $457 million from the issuance of our 2024 Senior Secured Notes, offset by uses of cash of $81 million for the repayment of short-term debt and other financing activities related to a deferred payment for our 2018 acquisition of our Qatari joint venture and dividends paid to noncontrolling interests.

Non-GAAP Free Cash Flow

Non-GAAP free cash flow (“free cash flow”) represents cash provided by operating activities less capital expenditures for property, plant and equipment plus proceeds from the disposition of assets. It is a non-GAAP financial measure that should be considered in addition to, not as substitute for or superior to, cash provided by operating activities. Management believes that free cash flow is useful to investors and management as an important operating liquidity measure and is an indicator of our ability to generate cash, pay obligations, reinvest in the business and create shareholder value.

Cash provided by operating activities was $234 million and $188 million in the nine months ended September 30, 2021 and 2020, respectively. Free cash flow was a positive $229 million and $101 million in the nine months ended September 30, 2021 and 2020, respectively.

Sources of Liquidity

Our sources of available liquidity include cash generated by our operations, cash and cash equivalent balances, accounts receivable factoring, and dispositions of businesses or capital assets that no longer fit our long-term strategy. We historically have accessed banks for short-term loans and the capital markets for debt and equity offerings. Based upon current and anticipated levels of operations and our recently completed and announced anticipated long-term debt refinancing, we believe we have sufficient cash from operations and cash on hand to fund our expected financial obligations and cash requirements (discussed below) both in the short-term and long-term.

LC Credit Agreement Amendment
The LC Credit Agreement is a senior secured letter of credit agreement in an aggregate amount of $215 million maturing on May 29, 2024, which is used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit.

On September 20, 2021, certain provisions and covenants of the LC Credit Agreement were amended as follows:

•Permit the borrowing of up to an additional $400 million of secured indebtedness under an asset-based lending facility or a revolving credit facility upon compliance with certain conditions;
•Removed the minimum secured liquidity requirement;
•Increased the minimum aggregate liquidity requirement from $175 million to $300 million;
•Decreased the minimum aggregate book value of certain pledged assets requirement from $1.25 billion to $1 billion; and
•Increased the ability to redeem debt to $500 million subject to a minimum aggregate liquidity of $400 million at the time of redemption.

2028 Senior Secured Notes

On September 30, 2021, we entered into an indenture and issued the 6.5% Senior Secured Notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest accrues at the rate of 6.5% per annum and is payable semiannually on September 15 and March 15 of each year, commencing on March 15, 2022. The 2028 Senior Secured Notes are guaranteed by the Company and the same subsidiaries that guaranteed the 2024 Senior Secured Notes.

Exit Notes Redemption

On October 20, 2021 we redeemed $200 million of our Exit Notes and paid related accrued interest of $8 million with an early bond redemption premium of $6 million.

2030 Senior Notes and Exit Notes Redemption

On October 27, 2021, we issued $1.6 billion of 8.625% senior notes due April 30, 2030 (the “2030 Senior Notes”). The net proceeds and cash on hand were used to redeem $1.6 billion in principal of our Exit Notes at applicable prices, plus accrued and unpaid interest. The 2030 Senior Notes pay interest semi-annually on June 1 and December 1 of each year, beginning on June 1, 2022 at a rate of 8.625% per year and will mature on April 30, 2030. The 2030 Senior Notes are guaranteed by the Company and the same subsidiaries that guaranteed the 2028 Senior Secured Notes.

Cash Requirements

Our cash requirements will continue to include interest payments on our long-term debt, payments for capital expenditures, repayment on finance leases, payments for short-term working capital needs and costs associated with our revenue and restructuring payments, including severance. During 2020, we accumulated working capital due to the sharp decrease in demand due to the COVID-19 pandemic. In 2021, operating cash flow benefited from the monetization of working capital accumulated in 2020. As business activity rises to pre-COVID-19 pandemic levels we expect that we will utilize cash to invest in capital assets and inventory. Our cash requirements may also include awards under our employee incentive programs and other amounts to settle litigation related matters.

As of September 30, 2021, we had $2.1 billion in aggregate principal amount maturing on December 1, 2024 and $500 million in aggregate principal amount maturing on September 15, 2028 for our Exit Notes and 2028 Senior Secured Notes, respectively. In addition, on October 20, 2021 we redeemed $200 million of our Exit Notes and on October 27, 2021, we issued $1.6 billion in aggregate principal amount of the 2030 Senior Notes with an interest rate of 8.625%. We used the net proceeds from the 2030 Senior Notes issuance and cash on hand to redeem $1.6 billion principal amount of our Exit Notes. Please see “Note 7 – Borrowings and Other Obligations” and “Note 14 – Subsequent Events” to our Condensed Consolidated Financial Statements for additional details.

Prior to refinancing of our Exit Notes and 2024 Secured Senior Notes we expected to make annual interest payments of approximately $275 million until their maturity. Subsequent to refinancing our Exit Notes and the 2024 Secured Notes, we expect to make annual interest payments of approximately $204 million until their maturity. Our 2021 payments on operating leases are expected to be $91 million and capital spending is expected to be approximately $100 - $110 million.

Cash and cash equivalents (including restricted cash of $155 million primarily related to cash collateral on our letters of credit) totaled $1.45 billion at September 30, 2021 and are held by subsidiaries outside of Ireland. At September 30, 2021 we had approximately $195 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we foresee we will be able to redeploy cash with minimal to no incremental tax.

Customer Receivables

We may experience delayed customer payments and payment defaults due to, among other reasons, a weaker economic environment, reductions in our customers’ cash flow from operations, our customers’ inability to access credit markets, as well as unsettled political conditions.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions or cash proceeds net of discount and hold-back. The programs we factor under are uncommitted and thus we cannot assure they will be available as a source of liquidity. Our factoring transactions in the three and nine months ended September 30, 2021 and 2020 were recognized as sales of accounts receivable, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows. During the three and nine months ended September 30, 2021, we received cash proceeds from the sale of accounts receivable of $12 million and $46 million, respectively, compared to $10 million and $30 million in the three and nine months ended September 30, 2020, respectively.

Ratings Services’ Credit Ratings

On July 1, 2021, the Standard and Poor’s (“S&P”) credit ratings of our 2024 Senior Secured Notes and the LC Credit Agreement improved to a B with a stable outlook. The S&P credit rating of our Exit Notes improved to a CCC+ with a stable outlook. On October 12, 2021, S&P placed our issuer credit rating on CreditWatch with positive implications related to our refinancing of a substantial portion of our Exit Notes.

On October 12, 2021, Moody’s Investor Services (“Moody’s”) changed its outlook for the Company to stable from negative and assigned a B3 rating to our new 2030 Senior Unsecured Notes. The ratings on our other debt remained unchanged including a Ba3 credit rating on the 2028 Senior Secured Notes and the LC Credit Agreement, B3 on our Exit Notes, and a B2 long-term corporate family rating.

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

Letters of Credit and Surety Bonds

As of September 30, 2021, we had $329 million of letters of credit outstanding, consisting of $173 million under the LC Credit Agreement and $156 million under various bi-lateral uncommitted facilities (for which there was $152 million in cash collateral held and recorded in “Restricted Cash” on our Condensed Consolidated Balance Sheets).

As of September 30, 2021, we had outstanding surety bonds of $287 million, which were primarily in Latin America where we utilize surety bonds as part of our customary business practice. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our LC Credit Agreement or our surety bonds, our available liquidity would be reduced by the amount called.

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
•adverse weather conditions in certain regions of our operations; and
•failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental, social, governance and tax and accounting laws, rules and regulations as well as stock exchange listing rules.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other than the recent debt refinancing and change in the fair value of our debt as discussed in “Note 7 – Borrowings and Other Obligations” to our Condensed Consolidated Financial Statements, our exposure to market risk has not changed materially since December 31, 2020.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 8 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2020 Annual Report, Part I, under the heading “Item 1A. – Risk Factors”, our Amendment No. 2 to the Registration Statement filed with the SEC on May 26, 2021 (as amended, the “Registration Statement”), Part I, under the heading “Item 1A. – Risk Factors,” and other information included and incorporated by reference in this report. As of September 30, 2021, there have been no material changes in our assessment of our risk factors from those set forth in our 2020 Annual Report and our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During July 2021, we issued an aggregate of 36 ordinary shares upon the exercise of outstanding warrants, resulting in cash proceeds to the Company of approximately $3,600. The ordinary shares were issued pursuant to an exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Increases in Annual Cash Compensation, Long-Term Incentives (“LTI”) and Promotions

On November 1, 2021, the Board approved an increase to the base salary of Mr. Saligram and target long-term incentive opportunities for each of Messrs. Saligram, Jennings and Weatherholt, effective as of November 1, 2021, as follows:

Executive	Base Salary	LTI Target
Girish K. Saligram	$900,000 (+9.1%)	690% (+62.4%)
H. Keith Jennings	--	400% (+23.1%)
Scott C. Weatherholt	--	300% (+27.7%)

In addition, the Board approved, effective as of November 1, 2021, the promotion of Joseph H. Mongrain to Executive Vice President, Chief People Officer and Desmond J. Mills to Senior Vice President, Chief Accounting Officer.

Amendment of the Change in Control Severance Plan

On November 1, 2021, the Board approved an amendment to the Company’s Change in Control Severance Plan (the “CIC Plan”), modifying the Applicable Multiple (as defined in the CIC Plan) to be two and a half times for the President and Chief Executive Officer.

The foregoing summary is qualified in its entirety by reference to the CIC Plan, which is filed as Exhibit 10.4 to this Form 10-Q and incorporated herein by reference.

Approval of the Executive Severance Plan

On November 1, 2021, the Board, upon the recommendation of the Compensation and Human Resources Committee of the Board (the “Committee”), adopted the Weatherford International plc Executive Severance Plan (the “Severance Plan”).

The Severance Plan will cover our named executive officers (our Chief Executive Officer, Girish K. Saligram, our Chief Financial Officer, H. Keith Jennings and our Executive Vice President, General Counsel, Chief Compliance Officer, Scott C. Weatherholt) and certain employees selected by the Committee. Under the Severance Plan, participants will receive severance payments and benefits if they experience a termination of employment by the Company without “Cause” or by the participant for “Good Reason” (each as defined in the Severance Plan). Upon such a termination, participants will be able to receive (i) an amount equal to one and a half (for Mr. Saligram) or one (for other participants) times the sum of (x) the participant’s base salary as of the termination date and (y) the participant’s target bonus, (ii) a prorated target annual bonus for the year of termination, (iii) 18 or 12 months of continued health and welfare benefits and (iv) up to six months of outplacement services. In order to participate in the Severance Plan, participants must execute the Company’s form Confidentiality and Restrictive Covenant Agreement, which provides for a six-month post-termination non-competition covenant, 12-month post-termination non-solicitation of employees covenant and a perpetual non-disparagement covenant. The receipt of such severance payments and benefits is subject to the execution and non-revocation of a release of claims by the participant.

The foregoing summary is qualified in its entirety by reference to the Severance Plan, which is filed as Exhibit 10.5 to this Form 10-Q and incorporated herein by reference.

Approval of the Nonqualified Deferred Compensation Plan

On November 1, 2021, the Board, upon the recommendation of the Committee, approved and adopted the Weatherford International plc Nonqualified Deferred Compensation Plan (the “DCP”). The DCP allows each non-employee director to defer all or a portion of their equity-based awards. The DCP will apply to compensation earned and deferred after December 31, 2021.

In accordance with the DCP, a participant may irrevocably elect to defer all or a portion of their Equity Compensation (as defined in the DCP) for a period of three to five years, unless earlier distributed upon a change in control or the participant’s separation from service, death or disability.

A participant may elect to receive payment of the deferred Equity Compensation in either (i) share units representing a number of ordinary shares of the Company subject to the deferred Equity Compensation or (ii) a combination of (x) cash equal to the fair market value of the number of share units subject to the deferred Equity Compensation multiplied by the then-effective highest marginal federal income tax rate and (y) a number of ordinary shares of the Company equal to the remaining number of shares units subject to the deferral election.

The above summary is qualified in its entirety by reference to the full text of the DCP, a copy of which is filed as Exhibit 10.6 to this report and incorporated herein by reference.

Approval of Form of Award Agreement Under the 2019 Equity Incentive Plan

On November 1, 2021, the Board approved the form of restricted share unit (“Cliff RSU”) award agreement for use under the Company’s Amended and Restated 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”). Awards made under the form Cliff RSU generally cliff vest upon the first, second or third anniversary of the date of grant.

Upon a Qualifying Termination (as defined in the CIC Plan), all RSUs granted under the form Cliff RSU award agreement will accelerate and vest upon such termination of employment.

The foregoing summary is qualified in its entirety by reference to the form of Cliff RSU award agreement, which is filed as Exhibit 10.7, to this Form 10-Q and incorporated herein by reference.

Approval of the 2021 Program and Equity Awards

On November 1, 2021, the Board, upon the recommendation of the Committee and the Company’s independent compensation counsel, adopted the Weatherford Accelerating Growth & Efficiency Program (the “Program”) and approved the form of performance share unit (“2021 Program PSU”) award agreement for use thereunder.

The Program will cover employees designated by the Committee as participants, including Messrs. Saligram, Jennings and Weatherholt. Under the Program, participants will be eligible to receive an equity award that will be earned based on share price appreciation for a sustained period of time, subject to continued employment through the payment date. The underlying metrics are competitively sensitive information; therefore, they will be disclosed only in our future disclosures as performance periods are completed.

On November 1, 2021 the Board, upon the recommendation of the Committee, granted the following awards to Messrs. Saligram, Jennings and Weatherholt pursuant to the Program:

Executive	Program Grant at Target
Girish K. Saligram	237,529
H. Keith Jennings	95,011
Scott C. Weatherholt	60,570

Awards made under the form 2021 Program PSU award agreement may be earned between 0% and 100% of the target award based on achievement of performance goals determined by the Committee and will vest following the completion of the Performance Period (as defined in the 2021 Program PSU award agreement), on December 31, 2024, subject to continued employment.

Under the form 2021 Program PSU award agreement, upon a termination of employment by the Company without Cause or by the employee for Good Reason (each, as defined in the CIC Plan) on or after January 1, 2024, a pro-rated portion of the 2021 Program PSUs shall remain eligible to vest at the end of the Performance Period based on actual performance, such pro-rated portion of the 2021 Program PSUs to be based on the number of days elapsed from the beginning of the Performance

Period to the date of termination, if the performance targets have been achieved. In the event there is a Change in Control (as defined in the CIC Plan) and the successor has assumed the 2021 Program PSUs or provided a substitute award, if the recipient has a Qualifying Termination (as defined in the CIC Plan) or remains employed through the end of the Performance Period, the 2021 Program PSUs shall become earned and vested at target based upon the Achievement under a Change in Control metric. If the Qualifying Termination occurs prior to such Change in Control, then the 2021 Program PSUs shall become earned and vested based on actual Achievement of the Performance Goals through such Change in Control.

Any payments made pursuant to the Program will be subject to the Company’s Compensation Clawback Policy, as may be in effect from time to time.

The foregoing summary is qualified in its entirety by reference to the 2021 Program PSU award agreement, which is filed as Exhibit 10.8 to this Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
4.1	Indenture, dated September 30, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 30, 2021	File No. 1-36504
4.2	Form of Note (included in Exhibit 4.1).	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 30, 2021	File No. 1-36504
4.3	Indenture, dated October 27, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 27, 2021	File No. 1-36504
4.4	Form of Note (included in Exhibit 4.3).	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 27, 2021	File No. 1-36504
10.1
Amendment No. 2 to LC Credit Agreement dated September 20, 2021, by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, the other guarantors party thereto, Deutsche Bank Trust Company Americas, BTA Institutional Services Australia Limited and the lenders under the LC Credit Agreement.
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2021	File No. 1-36504
†10.2
Purchase Agreement dated September 21, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto, the initial purchasers party thereto and Deutsche Bank Securities Inc., as representative of the initial purchasers.
File No. 1-36504
†10.3
Backstop Agreement dated September 20, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and certain funds managed by Franklin Advisers, Inc., as commitment parties thereto.
File No. 1-36504
†*10.4	Second Amended and Restated Weatherford International PLC Change in Control Severance Plan		File No. 1-36504
†*10.5	Weatherford International plc Executive Severance Plan		File No. 1-36504
†*10.6	Weatherford International plc Nonqualified Deferred Compensation Plan		File No. 1-36504

Exhibit Number	Description	Original Filed Exhibit	File Number
†*10.7	Form of Restricted Share Unit Award Agreement		File No. 1-36504
†*10.8	Form of Performance Share Unit Award Agreement		File No. 1-36504
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	November 2, 2021	By:	/s/ H. Keith Jennings
H. Keith Jennings
Executive Vice President and
Chief Financial Officer

Date:	November 2, 2021	By:	/s/ Desmond J. Mills
Desmond J. Mills
Vice President and
Chief Accounting Officer