Form 10-K
period 2021-12-31
Weatherford International plc
filed 2022-02-17
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact name of registrant as specified in its charter)

Ireland			98-0606750
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2000 St. James Place,	Houston,	Texas	77056
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 713.836.4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.001 par value per share	WFRD	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $606 million based upon the closing price on the Nasdaq Global Select Market as of such date. The registrant had 70,492,920 ordinary shares outstanding as of February 1, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and will be incorporated by reference from, Weatherford’s definitive proxy statement for the 2022 Annual General Meeting of Shareholders to be filed by Weatherford with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021.

Weatherford International plc
Form 10-K for the Year Ended December 31, 2021

Weatherford International plc – 2021 Form 10-K | 1

PART I

Item 1. Business

Weatherford International plc, an Irish public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a multinational energy services company. We are a leading global energy services company providing equipment and services used in the drilling, evaluation, well construction, completion, production, intervention and responsible abandonment of wells across the broad spectrum of energy sources. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

We conduct operations in approximately 75 countries, answering the challenges of the energy industry with 350 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed and managed across the life cycle of the wellbore and we report in three product line segments (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention.

 Our principal executive offices are located at 2000 St. James Place, Houston, Texas 77056 and our telephone number at that location is +1.713.836.4000. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our Board of Directors, can be found on our website, and such information provided on our website, is not incorporated by reference into this Form 10-K. On our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

On June 1, 2021, The Nasdaq Stock Market LLC stock exchange (“NASDAQ”) approved our application for the listing of our ordinary shares. In connection with the listing, we became subject to the reporting requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Our ordinary shares began trading on The Nasdaq Global Select Market on June 2, 2021 under the ticker symbol “WFRD”.

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

Under Fresh Start Accounting, our balance sheet on the Effective Date reflected all our assets and liabilities at fair value. As described in “Note 1 – Summary of Significant Accounting Policies” references to “Predecessor” relate to the Consolidated Statements of Operations for the period from January 1, 2019 through and including the adjustments from the application of Fresh Start Accounting on December 13, 2019 (“Predecessor Period”). References to “Successor” relate to the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 and the period from December 14, 2019 through December 31, 2019 (“Successor Periods”).

References and comparisons to results for the year ended December 31, 2019 relate to the combined Successor and Predecessor Periods for the year ended December 31, 2019 (“2019 Combined Period”) as the 18 days of the Successor Period are not a significant period of time impacting the combined 2019 results.

Weatherford International plc – 2021 Form 10-K | 2

Strategy

Our primary objective is to create and build value through sustainable profitability and free cash flow generation in our product lines from the disciplined use of capital and a strong customer focus.

Our customers’ objectives are continually evolving and are currently focused on disciplined capital and operational expenditures, generating positive cash flow, reducing emissions, participating in the energy transition, and enhancing safety. Weatherford has aligned its technology development and operations around these objectives and expanded its role as a market leading provider of solutions that assists our customers in addressing their key operational challenges not just in conventional reservoirs but also in the following:

•Mature Fields: rejuvenating aging assets through optimizing lift efficiency, restoring wellbore integrity, accelerating reservoir recovery, and permanently abandoning wells when they are no longer economic to produce;

•Unconventionals: enabling customers to solve reservoir challenges and maximize production by drilling faster, deeper, safer and cheaper and combating production declines through accurate reservoir evaluation, efficient well construction, effective stimulation, and production optimization;

•Offshore: supporting customers sustain high-margin, long-term production with a focus on reducing rig time, enhancing safety and reliability, and increasing well integrity through the optimization of well placement and construction;

•Digitalization and Automation: leveraging our core competencies and significant presence at well sites to capture, analyze and present information for our customers to enable better decision making by leveraging the internet of things, multiple data sources, advanced analytics, and cloud computing across our many solutions.

We have driven this solution-based focus across our organization through a commitment to improving safety and service quality, embedding a returns-focused mindset in our organization, and developing and commercializing new technologies that add value to our customers’ operations.

Markets

Demand for our industry’s services and products depends in part upon commodity prices, number of oil and gas rigs and wells drilled, depth and drilling conditions of wells, number of well completions, age of existing wells, reservoir depletion, regulatory environment and the level of workover activity worldwide.

Technology is critical to the energy services marketplace as a result of the maturity of the world’s oil and natural gas reservoirs, the acceleration of production decline rates and the focus on complex well designs, including deepwater prospects. Customers continue to seek, test and use production-enabling technologies at an increasing rate. We invest substantial resources into building our technology offerings, which enable our customers to find and produce oil and natural gas more efficiently. Our products and services enable our customers to increase production rates while reducing their costs of drilling and production.

Reportable Segments

The Company's chief operating decision maker (“CODM”), our chief executive officer, regularly reviews information to make operating decisions, allocate resources and assess performance of the business. During the fourth quarter of 2021, the CODM changed the information regularly reviewed to be aligned with how we offer our services and technologies in relation to the well life cycle and we have realigned our reportable segments to reflect the change. We now have three reportable segments: (1) Drilling and Evaluation (2) Well Construction and Completions, and (3) Production and Intervention. Previously we had two geographic based reportable segments, Western Hemisphere and Eastern Hemisphere.
Weatherford International plc – 2021 Form 10-K | 3

Products and Services

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry as well as new energy platforms across our three product line segments: (1) Drilling and Evaluation (2) Well Construction and Completions, and (3) Production and Intervention. All of our segments are enabled by a full suite of digital, monitoring, optimization and artificial intelligence solutions providing services throughout the well life cycle, including responsible abandonment.

Drilling and Evaluation (“DRE”) offers a suite of services including managed pressure drilling, drilling services, wireline and drilling fluids. DRE offerings range from early well planning to reservoir management through innovative tools and expert engineering to optimize reservoir access and productivity.

Managed Pressure Drilling helps to manage wellbore pressures to optimize drilling performance. We incorporate various technologies, including rotating control devices and advanced automated control systems, as well as, several drilling techniques, such as closed-loop drilling, air drilling, managed-pressure drilling and underbalanced drilling.

Drilling Services includes directional drilling, logging while drilling, measurement while drilling and rotary-steerable systems. We provide a full range of downhole equipment, including high-temperature and high-pressure sensors, drilling reamers and circulation subs.

Wireline includes open-hole and cased-hole logging services that measure the physical properties of subsurface formations to determine production potential, locate resources and detect cement and casing integrity issues. We also execute well intervention and remediation operations by conveying equipment via cable into existing wells.

Drilling Fluids provides the of fluids and chemicals essential to the drilling process.

Well Construction and Completions (“WCC”) offers products and services for well integrity assurance across the full life cycle of the well. The primary offerings are tubular running services, cementation products, completions, liner hangers and well services. WCC deploys conventional to advanced technologies, providing safe and efficient services in any environment during the well construction phase.

Tubular Running Services provides equipment, tubular handling, tubular management and tubular connection services for the drilling, completions and workover of oil and natural gas wells. We include conventional rig services, automated rig systems, real-time torque-monitoring and remote viewing of the makeup and breakout verification process.

Cementation Products enable operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids for proper zonal isolation. Specialized equipment includes plugs, float and stage equipment and torque-and-drag reduction technology. Our cementation engineers analyze customer requirements and provide software enabled design input from pre-job planning to phases.

Completions offer customers a comprehensive line of completion tools, such as safety valves, production packers, downhole reservoir monitoring, flow control, isolation packers, multistage fracturing systems and sand-control technologies that set the stage for maximum production with minimal cost per barrel.

Liner Hangers suspend a casing string within a previous casing string thereby eliminating the need to run casing to the surface. We offer a comprehensive liner-hanger portfolio, along with engineering and execution experience, for a wide range of applications that include high-temperature and high-pressure wells.

Well Services provides through tubing product and services which ensure consistent delivery of well solutions that extend the economic life of our customer's assets.

Production and Intervention (“PRI”) offers production optimization technologies through the Company’s ability to design and deliver a complete production ecosystem to boost productivity and responsible abandonment for our customers. The primary offerings are intervention services & drilling tools, artificial lift, production automation & software, sub-sea intervention and pressure pumping services in select markets. PRI utilizes a suite of reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in conventional and unconventional wells, deep water, and aging reservoirs.

Weatherford International plc – 2021 Form 10-K | 4

Intervention Services & Drilling Tools provides re-entry, fishing, wellbore cleaning and well abandonment services as well as patented bottom hole, tubular-handling equipment, pressure-control equipment and drill pipe and collars for oil and gas wells.

Artificial Lift provides pressure enabling methods to produce oil or gas from wells lacking sufficient reservoir pressure for natural flow. We provide most forms of lift, including reciprocating rod lift systems, progressing cavity pumping, gas-lift systems, hydraulic-lift systems, plunger-lift systems and hybrid lift systems for special applications. We also offer related automation and control systems.

Production Automation & Software provides flow measurement solutions, monitoring and automation capabilities and production software to optimize asset productivity.

Sub-Sea Intervention provides electrical and hydraulic power transmission to subsea equipment in order to facilitate workovers in deep and ultra-deep water operations in select markets.

Pressure Pumping Services offers advanced chemistry-based solutions and associated pumping services for safe and effective production enhancements. In select international markets, we provide pressure pumping and reservoir stimulation services, including acidizing, fracturing, cementation and coiled-tubing intervention.

Competition

We provide our products and services worldwide and compete in a variety of distinct segments with a number of global and regional competitors. Our principal competitors include Schlumberger, Halliburton, Baker Hughes, National Oilwell Varco, Nabors Industries, ChampionX and Expro Group Holdings. We also compete with various other regional suppliers that provide a limited range of equipment and services focused on the local markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, depth and breadth of products. The energy services business is highly competitive, which may adversely affect our ability to succeed. Additionally, the impact of consolidation and acquisitions of our competitors is difficult to predict and may harm our business as a result.

Raw Materials

We purchase a wide variety of raw materials, as well as, parts and components made by other manufacturers and suppliers for use in our manufacturing facilities. Many of the products or components of products sold by us are manufactured by other parties. We consistently evaluate our supplier portfolio to reduce our risk from sole sourcing and to ensure the availability of resources and raw materials.

Customers

Substantially all of our customers are engaged in the energy industry and include international and independent oil and gas companies as well as new energy companies. As of December 31, 2021, customer receivables in Mexico and the U.S. accounted for 22% and 15%, respectively, of our total net outstanding accounts receivable from customers. No other country accounted for more than 10% of our net outstanding accounts receivable balance. For the years ended December 31, 2021, 2020 and 2019, no individual customer accounted for more than 10% of our consolidated revenues.

Backlog

Our services are usually short-term, day-rate based and cancellable should our customers wish to alter the scope of work. Consequently, our backlog of firm orders is not a material indicator of our future business.

Weatherford International plc – 2021 Form 10-K | 5

Research, Development and Patents

We maintain world-class technology and training centers throughout the world. Additionally, we have research, development and engineering facilities focused on developing new technologies and improving existing products and services to meet customer demands for improved drilling performance, well integrity, and enhanced reservoir productivity, with emphasis on safety and the environment. Weatherford has significant expertise, trade secrets, intellectual property and know-how with respect to manufacturing our equipment and providing our services. As many areas of our business rely on patents and proprietary technology, we seek and ensure patent protection both inside and outside the U.S. for products and methods that we believe to have commercial significance. Although in the aggregate our patents are important to the manufacturing and marketing of many of our products and services, we do not believe that the expiration of any one of our patents would have a materially adverse effect on our business.

Seasonality

The widespread geographical locations of our operations serve to mitigate the overall impact of the seasonal nature of our business in any particular geographic region. Weather and natural phenomena can temporarily affect the level of demand for our products and services. Spring months in Canada and winter months in the North Sea and Russia can affect our operations negatively. Additionally, heavy rains, hurricanes, unusual extreme freezes or other climate changes may impact our results. Unpredictable or unusually harsh weather conditions could lengthen the periods of reduced activity and have a detrimental impact on our results of operations. In addition, customer spending patterns for our products and services may result in higher activity in the fourth quarter of each calendar year as our customers seek to fully utilize their annual budgets.

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations in the U.S. and globally relating to the energy industry in general and the environment in particular. Our 2021 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2022 to be material.

We have obligations and expect to incur capital, operating and maintenance, and remediation expenditures, as a result of compliance with environmental laws and regulations. Among those obligations, are the current requirements imposed by the Texas Commission on Environmental Quality (“TCEQ”) at the former Universal Compression facility in Midland, Texas. At this location we are performing a TCEQ-approved Remedial Action Plan (“RAP”) to address contaminated ground water. The performance of the RAP and related expenses are scheduled to be performed over a ten to twenty-year period and, may cost as much as $6 million, all of which is recorded as an undiscounted obligation on the Consolidated Balance Sheets as of December 31, 2021 and 2020. We continuously monitor and strive to maintain compliance with changes in laws and regulations that impact our business.

Human Capital Management

Focus on People and Culture

At Weatherford, our people are our most critical asset and vital to our sustained long-term success. Our global team comprises world-class experts in various disciplines, including engineering, oilfield services support and multiple corporate functions. Each employee brings tremendous value to our Company, and we are immensely proud of our global workforce.

We follow a series of guiding principles to enable our dedicated, talented and passionate employees to continue advancing our Company’s strategic priorities and deliver value to our customers:
a.We constantly evolve how we identify, develop and retain our global talent pipeline for today and tomorrow;
b.We innovate how we attract and integrate diverse and qualified people to give Weatherford a competitive advantage and harness the power of different perspectives;
c.We cultivate a high-performing, diverse environment to inspire innovation, make smarter decisions and better our business;
d.We provide a culture that supports employees and delivers the results we need to build, sustain and operate effectively and efficiently internally and within the energy services industry

Weatherford International plc – 2021 Form 10-K | 6

This past year, we focused on creating an enhanced recruitment experience and a more attractive employee value proposition for our candidates and new hires. We will continue to monitor our recruiting effectiveness, refine our hiring and onboarding processes and review the experiences and satisfaction levels of these prospective and new employees.

Once an individual decides to become part of the One Weatherford family, we are committed to helping the team member grow and develop professionally by providing them with the necessary training, tools and support to enable a long, meaningful, exciting and thriving career at Weatherford. Through role-specific competency-based training, leadership development programs and safety, ethics and unconscious bias training, we seek to expand our employees’ skill sets and regularly reinforce important topics that align with our core values and strategic priorities. In addition, to further our employees’ growth and help them chart a successful career path, we remain focused on building a high-performance culture through objective setting, ongoing and regular coaching and feedback and individual development plans. We also believe in providing development opportunities to prepare our employees for future positions at Weatherford and have designed programs to accelerate the development of defined competencies and skills through dedicated mentors and a structured curriculum. In all cases of employee development, we remain guided by our core values and our One Weatherford spirit.

Focus on Safety

Weatherford is committed to the health, safety and well-being of our employees, customers and communities. Our vision is to be a company that is incident free, delivers on our promises and leaves the environments and communities in which we operate better than we found them. Our commitment to safety and service quality is embedded into every level of our organization. Our Operational Excellence and Performance System (“OEPS”), which meets criteria outlined by national and international management system standards, supports our employees in the field and enables us to deliver on our customer commitments without sacrificing quality, health, safety, security or environmental performance. In addition, we have safety programs that are designed to educate employees and empower them to intervene when they see unsafe situations. In these programs, we focus on opportunities for risk prevention, including in areas such as driver and vehicle safety, commitment and intervention, facility safety, induction and training, risk management, lifting equipment and operations, hazardous substances, hazardous environments and occupational health. Furthermore, our Four Tenets program aims to bring awareness to how each of us plays a role in protecting our environment, including through monitoring impacts to land, water use, energy consumption and waste management.

Throughout the COVID-19 pandemic, we have remained focused on protecting the health, safety and well-being of our employees and customers. We are closely following the guidance set forth by the medical community, including the World Health Organization (“WHO”) and the Centers for Disease Control and Prevention (“CDC”), to ensure our operations are aligned with recommended health and safety procedures and regularly communicate with our stakeholders regarding the protective measures in place. In addition, we have focused on employee wellness and we remain committed to nurturing our culture and creating a sense of unity, even during times of physical distancing. For example, in 2021 we increased employee recognition efforts across the globe - spotlighting the successes and contributions of our team - and provided opportunities for virtual collaboration on topics such as innovation, navigating the COVID-19 pandemic and diversity, equity and inclusion.

Compensation

We believe in aligning our employees’ compensation with the positive performance of our Company. Our goal in our compensation programs is to provide competitive compensation opportunities to each of our employees that are well-balanced between our current and long-term strategic priorities, that discourage excessive or unnecessary risk taking and that reward our employees appropriately for their efforts. We are committed to maintaining and fostering a culture grounded in the principles inherent in pay-for-performance over the short and long-term for our employees eligible to receive a bonus. Through this culture, we strive to attract, motivate, retain and reward our employees for their work that contributes to building our brand and to sustaining our success in the marketplace. We believe our culture of aligning our strategic priorities with our compensation programs supports a cohesive drive towards value creation for all our stakeholders.

Diversity, Equity and Inclusion

We understand the importance of operating in a collaborative and inclusive manner across all levels of our organization, embracing the full spectrum of diversity among our employees and recognizing the strength and competitive advantages that our differences afford us as a Company. Our Diversity, Equity and Inclusion (“DE&I”) Program is a core element of our One Weatherford culture. Through our DE&I efforts, we aim to provide learning, engagement and philanthropic opportunities to help our people and our communities flourish.

Weatherford International plc – 2021 Form 10-K | 7

Our commitment to embedding our DE&I Program into our organization is championed from the Executive team to the frontline employees. To continue advancing our program, in 2021 we also established a DE&I Champions Network as an integrated approach to build, educate and promote ongoing DE&I initiatives in a way that best aligns with local considerations. This team is comprised of key members from various business functions, job disciplines and with all our geographical areas represented. Their goal is to reinforce all aspects of diversity, equity, and inclusion in the workplace. Furthermore, our Employee Resource Groups continue to align activities to enrich our culture and drive DE&I initiatives at the local level that engage, educate and empower our workforce while having a positive impact on our business.

Employee Statistics

As of December 31, 2021, Weatherford had approximately 17,000 employees globally, located in 75 different countries. As a result of efforts to continuously streamline our processes our workforce reduced by 1% in 2021 compared to December 31, 2020. Some of our operations are subject to union contracts and these contracts cover approximately 19% of our employees.

Weatherford International plc – 2021 Form 10-K | 8

Information about our Executive Officers

The following table sets forth, as of February 17, 2022, the names and ages of the executive officers of Weatherford, including all offices and positions held by each for at least the past five years. There are no family relationships between the executive officers of the Company or between any director and any executive officer of the Company.

Name	Age	Current Position and Five-Year Business Experience
Girishchandra K. Saligram	50	President and Chief Executive Officer of Weatherford International plc, since October 2020
		Senior Vice President and Chief Operating Officer of Exterran Corporation from August 2018 to September 2020
		Senior Vice President Global Services of Exterran Corporation from August 2016 to August 2018
H. Keith Jennings	52	Executive Vice President and Chief Financial Officer of Weatherford International plc, since September 2020
		Executive Vice President and Chief Financial Officer of Calumet Specialty Products Partners, L.P. from November 2019 to September 2020
		Vice President, Finance of Eastman Chemical Company, May 2018 to October 2019
		Vice President and Treasurer of Eastman Chemical Company from August 2016 to May 2018
Scott C. Weatherholt (a)	44	Executive Vice President, General Counsel, and Chief Compliance Officer of Weatherford International plc, since July 2020
		Senior Vice President and General Counsel of Arena Energy, L.P., from September 2019 to July 2020
		Executive Vice President, General Counsel, and Corporate Secretary at Midstates Petroleum Company, Inc., from February 2015 to August 2019
Joseph Mongrain	63	Executive Vice President and Chief People Officer of Weatherford International plc, since March 2021
		Vice President Human Resources of Anadarko Petroleum Corporation from September 2016 to August 2019
Desmond J. Mills	49	Senior Vice President and Chief Accounting Officer of Weatherford International plc, since December 2021
		Vice President and Chief Accounting Officer of Weatherford International plc, from March 2021 to November 2021
		Segment Compliance Manager, Construction Industries Segment, Caterpillar Inc., from July 2020 to March 2021
		Division Chief Financial Officer, Integrated Components and Solutions Division, Caterpillar Inc., from September 2018 to July 2020
		Finance Director, Caterpillar Brasil Ltda., Caterpillar Inc., from January 2015 to August 2018

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

Weatherford International plc – 2021 Form 10-K | 9

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

Energy Services Industry Risks

Our business is dependent on capital spending by our customers which is greatly affected by fluctuations in oil and natural gas prices and the availability and cost of capital; reductions in capital spending by our customers has had, and could continue to have, an adverse effect on our business, financial condition and results of operations.

Demand for our services and products is tied to the level of exploration, development and production activity and the corresponding capital and operating spending by oil and natural gas exploration and production companies, including national oil companies. The level of exploration, development and production activity is directly affected by fluctuations in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. Low oil and natural gas prices and declines in global demand for oil and natural gas, including reduced demand as a result of the COVID-19 pandemic, have previously led to our customers, including large oil and gas exploration and production companies, to greatly reduce planned future capital expenditures. Factors affecting the prices of oil and natural gas include, but are not limited to: (1) the level of supply and demand for oil and natural gas; (2) the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and the expanded alliance (“OPEC+”) and other high oil exporting non-OPEC+ nations to set and maintain oil production levels; (3) the level of oil and natural gas production in the U.S. and by other non-OPEC+ countries; (4) oil refining capacity; (5) shifts in end-customer preferences toward sustainable energy sources, fuel efficiency and the use of natural gas; (6) the cost of, and constraints associated with, producing and delivering oil and natural gas; (7) governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; (8) weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics; (9) worldwide political, military, and economic conditions; and (10) increased demand for alternative energy and electric vehicles, including government initiatives to promote the use of sustainable, renewable energy sources and public sentiment around alternatives to oil and gas.

In addition, actual and anticipated declines in commodity prices, the short-term tenor of most of our contracts and the financial stress experienced by some of our customers have combined to increase the demands by many of our customers for reductions in the prices we receive for our products and services in the past. Reductions in capital spending or requests for further cost reductions by our customers could directly impact our business by reducing demand and pricing for our services and products which would have a material adverse effect on our business, financial condition and results of operations. Spending by exploration and production companies can also be impacted by conditions in the capital markets, which have been volatile in recent years. Limitations on the availability of capital or higher costs of capital may cause exploration and production companies to make additional reductions to capital budgets even if oil and natural gas prices increase from current levels. In addition, the transition of the global energy sector from primarily a fossil fuel-based system to renewable energy sources could affect our customers' levels of expenditures. Any such cuts in spending would curtail drilling programs, as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and the utilization of our assets, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that then further results in significant operational changes and expenditures, reduced demand for our products and services and adversely affect our business, results of operations, stock price or access to capital markets.

Climate change, environmental, social and governance (“ESG”) and sustainability are a growing global movement. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional or local legislation, regulatory measures and policy changes. Also, there is increasing societal pressure in some areas, to limit greenhouse gas emissions and in the U.S., is a stated priority of the Biden Administration, as well as other global initiatives. These agreements and measures, including the Paris Climate Accord, may require, or could result in future legislation,
Weatherford International plc – 2021 Form 10-K | 10

Table of Contents    Item 1A | Risk Factors
regulatory measures and policy changes that require, significant equipment modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. As a result of heightened public awareness and attention to these issues as well as continued regulatory initiatives to reduce the use of oil and gas, demand for hydrocarbons may be reduced, which would have an adverse effect on our business and results of operations. The imposition and enforcement of stringent greenhouse gas emissions reduction requirements could severely and adversely impact the oil and gas industry and therefore significantly reduce the value of our business.

Certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in financing of conventional energy-related activities due to concerns about climate change, which could make it more difficult to finance our customer’s businesses or our own business. Increasing attention to climate change, ESG and sustainability has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on the price of our securities and our access to and costs of capital.

Any or all of these ESG and sustainability initiatives may result in significant operational changes and expenditures, reduced demand for our products and services, and could materially adversely affect our business, results of operations, stock price or access to capital markets.

Failure to effectively and timely address the need to operate more sustainably and with a lower carbon footprint and impact could adversely affect our business, results of operations and cash flows.

Our long-term success may depend on our ability to effectively lower the carbon impact of how we deliver our products and services to our customers as well as adapting our technology portfolio for potentially changing government requirements and customer preferences towards more sustainable competitors. We must also consider engaging with our customers to develop solutions to decarbonize their oil and gas operations. If we fail or are perceived to not be effectively lowering our carbon impact, then we could potentially lose engagement with customers, investors and/or certain financial institutions.

Failure to effectively and timely address the energy transition could adversely affect our business, results of operations and cash flows.

Our long-term success depends on our ability to effectively participate in the energy transition, which will require adapting our technology portfolio to potentially changing market demand for services and products to support the production of energy from sources other than hydrocarbons (e.g., geothermal, carbon capture, responsible abandonment, wind, solar and hydrogen). If the energy transition landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our products and services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors or financial institutions shift funding away from companies focused primarily or solely in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted.

Severe weather, including extreme weather conditions associated with global climate change, has in the past, and could in the future, adversely affect our business and results of operations.

Our business has been, and in the future will likely be, affected by severe weather in areas where we operate, which could materially affect our operations and financial results. In addition, impacts of climate change could increase the frequency and severity of extreme weather conditions. Any such extreme weather-related events could have a material adverse effect on our business, financial condition and results of operations.

Weatherford International plc – 2021 Form 10-K | 11

Table of Contents    Item 1A | Risk Factors
Liability claims resulting from catastrophic incidents could have a material adverse effect on our business, financial condition and results of operations

Drilling for and producing hydrocarbons, and the associated products and services that we provide, include inherent dangers that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and third parties, such as other service providers. At many sites, we depend on other companies and personnel to conduct drilling and other operations in accordance with appropriate safety standards. From time to time, personnel are injured or equipment or property is damaged or destroyed, as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in drilling for or producing oil and natural gas. Any of these events can be the result of human error. With increasing frequency, our products and services are deployed on more challenging prospects both onshore and offshore, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment or the environment. Such events may expose us to significant potential losses which could have a material adverse effect on our business, financial condition and results of operations.

Business and Operational Risks

The COVID-19 pandemic has significantly weakened demand for our products and services and has had a substantial negative impact on our business, financial condition, results of operations and cash flows.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments to contain the spread of the virus, have resulted in a significant reduction in international and U.S. economic activity and we have not yet reached pre-pandemic activity levels. These effects materially adversely affected the demand for oil and natural gas, as well as for our services and products.

The COVID-19 pandemic severely impacted our business and our industry in 2020 and 2021. These effects included, and may continue to include, adverse revenue and net income effects; disruptions to our operations; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.

The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, exacerbated, and could continue to exacerbate, the potential negative impact from many of the other risks we face. The COVID-19 pandemic may also have a considerable and detrimental effect on our operating and financial results in a manner that is not currently known to us or that we do not currently consider as significant risks to our operations.

Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business and operations; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:

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
•Litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employment matters, personal injury and insurance arrangements; and
•Cybersecurity issues, as our reliance on digital technologies increases, those digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity due to stay-at-home orders.

Weatherford International plc – 2021 Form 10-K | 12

Table of Contents    Item 1A | Risk Factors
Our fulfillment system relies on external suppliers and service providers. Shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could have a material adverse effect on our business, financial condition and results of operations.

We purchase a variety of raw materials, as well as, parts and components made by other manufacturers and suppliers for use in our manufacturing facilities. A disruption in deliveries to or from suppliers or decreased availability of materials could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Also, certain parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases may be sourced through a single supplier, manufacturer or service provider. A disruption in the deliveries from such third‑party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment could adversely affect our ability to meet our commitments to customers and have a material adverse effect on our business, financial condition and results of operations.

Our operational and financial growth is dependent on our liquidity requirements and the adequacy of our capital resources.

Our liquidity, including our ability to meet our ongoing operational obligations, as well as service our debt, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash flow from operations; and (iii) our ability to access the capital markets; and (iv) changes in market conditions that negatively impact our revenue.

The energy industry faces negative sentiment in the capital markets which has impacted the ability of participants to access appropriate amounts of capital under suitable terms. This negative sentiment in the energy industry has not only impacted our customers in North America, it is also affecting the availability and the pricing for most credit lines and other capital resources extended to participants in the industry.
We utilize letters of credit and performance and bid bonds to provide credit support to our customers. If the beneficiaries were to call the letters of credit issued under our committed and or uncommitted facilities, our available cash balance may be reduced by the amount called and it could have an adverse impact on our business, operations, and financial condition.

As of December 31, 2021, we had $342 million of letters of credit outstanding, consisting of $181 million under our senior secured letter of credit agreement (the “LC Credit Agreement”) and $161 million under various uncommitted facilities (of which there was $158 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets). In Latin America, we utilize surety bonds as part of our customary business practice. As of December 31, 2021, we had outstanding surety bonds of $293 million. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under the LC Credit Agreement or the surety bonds, our available liquidity would be reduced by the amount called.

We may not be fully indemnified against financial losses in all circumstances where damage to or loss of property, personal injury, death or environmental harm occur.

As is customary in our industry, our contracts typically require that our customers indemnify us for claims arising from the injury or death of their employees (and those of their other contractors), the loss or damage of their equipment (and that of their other contractors), damage to the well or reservoir and environmental impacts originating from the customer’s equipment or from the reservoir (including uncontained oil flow from a reservoir) and claims arising from catastrophic events, such as a well blowout, fire, explosion and from environmental impacts below the surface. Conversely, we typically indemnify our customers for claims arising from the injury or death of our employees, the loss or damage of our equipment (other than equipment lost in the hole) or environmental impacts originating from our equipment above the surface of the earth or water.

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
Weatherford International plc – 2021 Form 10-K | 13

Table of Contents    Item 1A | Risk Factors

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

As of December 31, 2021, we had $2.4 billion of long-term debt with $300 million in aggregate principal amount of our 11.0% Senior Notes maturing on December 1, 2024 (“Exit Notes”) and $500 million in aggregate principal amount of our 6.5% Senior Secured Notes maturing on September 15, 2028 (“2028 Senior Secured Notes”) and $1.6 billion in aggregate principal amount of our 8.625% Senior Notes maturing on April 30, 2030 (“2030 Senior Notes”). Pursuant to the terms of our Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes, we expect to make $215 million in interest payments in 2022 and approximately $204 million in interest payments annually until the maturity of our long-term debt obligations. If business activity declines, or otherwise does not increase, our level of indebtedness could have negative consequences for our business, financial condition and results of operations, including:

•limiting our ability to obtain additional financing, or refinance, on terms that are commercially acceptable;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our free cash flow and the amount of our cash flow available for other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business;
•placing us at a possible competitive disadvantage with less leveraged competitors or competitors that may have better access to capital resources; and
•increasing our vulnerability to adverse economic and industry conditions.

Our ability to make scheduled payments on our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. In the past, lower commodity prices and in turn lower demand for our products and services have negatively impacted our revenues, earnings and cash flows, and low oil and natural gas prices could have an adverse effect on our liquidity position. Any harm to our business and operations resulting from our current or future level of indebtedness could adversely affect our ability to pay amounts due to our lenders and noteholders.

Our business may be exposed to uninsured claims and, as a result, litigation might result in significant potential losses. The cost of our insured risk management program may increase.

In the ordinary course of business, we become the subject of various claims and litigation. We maintain liability insurance, which includes insurance against damage to people, property and the environment, in commercially reasonable amounts, subject to self-insured retentions and deductibles.

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

Weatherford International plc – 2021 Form 10-K | 14

Table of Contents    Item 1A | Risk Factors
A significant portion of our revenue is derived from our operations outside the United States, which exposes us to risks inherent in doing business in each of the 75 countries in which we operate.
Our non-United States operations accounted for approximately 80% of our consolidated revenue in 2021. Operations in countries other than the United States are subject to various risks, including:

•volatility in political, social and economic conditions including currency exchange controls, inflation, and currency exchange rate fluctuations and devaluations;
•exposure to expropriation of our assets, deprivation of contract rights or other governmental actions;
•social unrest, acts of terrorism, war or other armed conflict;
•fraud and political corruption;
•varying international laws and regulations;
•adequate responses to COVID-19 pandemic and restrictions;
•confiscatory taxation or other adverse tax policies;
•trade and economic sanctions or other restrictions imposed by the European Union, the United States or other countries;
•exposure under the United States Foreign Corrupt Practices Act or similar legislation; and
•restrictions on the repatriation of income or capital.

Our actual financial results after emergence from bankruptcy are not comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and the implementation of Fresh Start Accounting.

Upon our emergence from bankruptcy, we adopted Fresh Start Accounting and adjusted our assets and liabilities to fair values and our accumulated deficit was restated to zero as of December 13, 2019, which resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our financial condition and results of operations following our emergence from bankruptcy will not be comparable to the financial condition and results of operations reflected in our pre-December 13, 2019 historical financial statements. Implementation of the Plan and the transactions contemplated thereby materially changed the amounts and classifications reported in our consolidated historical financial statements. The lack of recent comparable historical financial information may discourage investors from purchasing our ordinary shares or debt securities or providing credit or financing on commercially acceptable terms to the Company.

There may be circumstances in which the interests of our significant shareholders could be in conflict with the interests of our other shareholders.

In the aggregate, certain funds associated with our six largest shareholders currently own in excess of 68% of our outstanding Ordinary Shares. Circumstances may arise in which these shareholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional equity or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or could be in conflict with the interest of our other shareholders. In addition, our significant concentration of share ownership may adversely affect the trading price of our securities because investors may perceive disadvantages in owning securities in companies with significant shareholders and may restrict the trading volume in our ordinary shares.

An active trading market for our ordinary shares may not continue and the price and trading volume of our ordinary shares may fluctuate significantly.

On June 1, 2021, NASDAQ approved our application for the listing of our ordinary shares. In connection with the listing, we became subject to the reporting requirements of the Exchange Act. Our ordinary shares began trading on The Nasdaq Global Select Market on June 2, 2021 under the ticker symbol “WFRD”. We cannot predict the extent to which investor interest in us will lead to a continued active trading market or how liquid that market will be. If an active trading market does not continue, holders of our shares may have difficulty selling any of our ordinary shares that may now be owned or may be purchased later.

Even if an active trading market continues for our ordinary shares, the market price of our ordinary shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our ordinary shares may fluctuate and cause significant price variations to occur. Volatility in the market price of our ordinary shares may prevent one from being able to sell shares at or above the ordinary share issuance price or above the price one paid to acquire the ordinary shares.

Weatherford International plc – 2021 Form 10-K | 15

Table of Contents    Item 1A | Risk Factors
The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.

The LC Credit Agreement and the indentures governing our Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes contain restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that we may believe to be in our long-term best interest, including restrictions on our ability to:

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

A breach of the covenants and other restrictions under the LC Credit Agreement, the indentures governing our Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes or our other indebtedness could result in an event of default thereunder. Such a default may allow the lenders, holders or the trustee, as applicable, to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default under LC Credit Agreements would permit the lenders thereunder to terminate all commitments.

Legal, Tax and Regulatory Risks

Our operations are subject to numerous environmental laws and regulations, including treaties and international agreements related to greenhouse gases, climate change and renewable energy sources that may expose us to significant liabilities, result in additional compliance costs and could reduce our business opportunities and revenues.

We are subject to various laws and regulations applicable to the energy industry related to pollution, protection of the environment and natural resources, public and worker health and safety, and treaties and international agreements related to climate change and the regulation of greenhouse gasses. These laws and regulations sometimes provide for strict liability for remediation costs, damages to natural resources, or threats to public health and safety. Strict liability can render us liable for damages without regard to our degree of care or fault. Some environmental laws also provide for joint and several strict liability for remediation of spills and releases of hazardous substances, and, as a result, we could be liable for the actions of others. Thus, an environmental claim could arise with respect to one or more of our current businesses, operations, products or services, or a business or property that one of our predecessors owned or used, and such claims could involve material expenditures. Generally, environmental laws have in recent years become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties and have required increased costs to comply with their requirements. The scope of regulation of our industry and our products and services may increase further, including possible increases in liabilities, financial assurance, or funding requirements imposed by governmental agencies. Additional regulations on deepwater drilling in the Gulf of Mexico and elsewhere in the world could be imposed, and those regulations could limit our business where they are imposed.

In addition, members of the U.S. Congress, the U.S. Environmental Protection Agency and various agencies of several states within the U.S. frequently review, consider and propose more stringent regulation of hydraulic fracturing, a stimulation treatment routinely performed on oil and gas wells in low-permeability reservoirs. We previously provided (and may, in the future, resume providing) fracturing services to customers. Regulators periodically investigate whether any chemicals used in the hydraulic fracturing process might adversely affect groundwater or whether the fracturing processes could lead to other unintended effects or damages. In recent years, local and national governments (including several cities and states within the U.S.) passed new laws and regulations restricting or banning hydraulic fracturing. A significant portion of North American service activity today is directed at prospects that require hydraulic fracturing in order to produce hydrocarbons. Therefore, additional regulation could increase the costs of conducting our business by subjecting fracturing to more stringent regulation. Regulation of hydraulic fracturing could increase our cost of providing services or materially reduce our business opportunities and revenues if customers decrease their levels of activity or we cannot pass along cost to customers. We are unable to predict whether changes in laws or
Weatherford International plc – 2021 Form 10-K | 16

Table of Contents    Item 1A | Risk Factors
regulations or any other governmental proposals or responses will ultimately occur, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.

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

The Organization of Economic Cooperation and Development (“OECD”), which represents a coalition of member countries, issued various white papers addressing Tax Base Erosion and Jurisdictional Profit Shifting. The recommendations in these white papers are generally aimed at combating what they believe is tax avoidance. Numerous jurisdictions in which we operate have been influenced by these white papers as well as other factors and are increasingly active in evaluating changes to their tax laws. In addition, the OECD has advanced reforms focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “two pillar plan.” On October 8, 2021, the OECD announced an accord endorsing and providing an implementation plan for the two pillar plan agreed upon by 136 nations. While the implementation of the accord is uncertain, if legislation is enacted to implement the accord in some or all of the jurisdictions in which we have operations, it could materially increase the amount of taxes we owe, on a retroactive or prospective basis, thereby negatively affecting our results of operations and our cash flows from operations.

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

As a result of the Tax Cuts and Jobs Act of 2017, many of our non-U.S. subsidiaries are now classified as “controlled foreign corporations” for U.S. federal income tax purposes due to the expanded application of certain ownership attribution rules within a multinational corporate group. If a United States person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such person may be treated as a “United States shareholder” with respect to one or more of our controlled foreign corporation subsidiaries.  In addition, if our shares are treated as owned more than 50% by United States shareholders, we would be treated as a controlled foreign corporation. A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income, as ordinary income, its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, whether or not we make any distributions to such United States shareholder. An individual United States shareholder generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a corporate United States shareholder with respect to a controlled foreign corporation.  A failure by a United States shareholder to comply with its reporting obligations may subject the United States shareholder to significant monetary penalties and may extend the statute of limitations with respect to the United States shareholder’s U.S. federal income tax return for the year for which such reporting was due.  We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries are controlled foreign corporations or whether any investor is a United States shareholder with respect to any such controlled foreign corporations. We also cannot guarantee that we will furnish to United States shareholders information that may be necessary for them to comply with the aforementioned obligations.  United States investors should consult their own advisors regarding the potential application of these rules to their investments in us. The risk of being subject to increased taxation may deter our current shareholders from increasing their investment in us and others from investing in us, which could impact the demand for, and value of, our shares.

Weatherford International plc – 2021 Form 10-K | 17

Table of Contents    Item 1A | Risk Factors
The United States could treat Weatherford International plc (parent corporation) as a United States taxpayer under IRC Section 7874.

Following the emergence from bankruptcy on December 13, 2019, Weatherford continues to operate under Weatherford International plc (“PLC”), an Irish tax resident. The IRS may, however, assert that PLC should be treated as a U.S. corporation for U.S. federal income tax purposes pursuant to IRC Section 7874. For U.S. federal income tax purposes, a corporation generally is classified as either a U.S. corporation or a foreign corporation by reference to the jurisdiction of its organization or incorporation. Because PLC is an Irish incorporated entity, it would generally be classified as a foreign corporation under these rules. IRC Section 7874 provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes. Under IRC Section 7874, a corporation created or organized outside the United States (i.e., a foreign corporation) will nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes when (i) the foreign corporation directly or indirectly acquires substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring the outstanding shares of the U.S. corporation), (ii) the shareholders of the acquired U.S. corporation hold, by vote or value, at least 80% (or 60% in certain circumstances if the Third Country Rule applies) of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the U.S. acquired corporation, and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of organization or incorporation relative to such expanded affiliated group’s worldwide activities. Although it is not free from doubt, we believe that as a result of the implementation of the plan of reorganization in 2019, PLC should not be treated as acquiring directly or indirectly substantially all of the properties of a U.S. corporation and, as a result, PLC is not expected to be treated as a U.S. corporation or otherwise subject to the adverse tax consequences of IRC Section 7874. The law and the Treasury Regulations promulgated under IRC Section 7874 are, however, unclear and there can be no assurance that the IRS will agree with this conclusion. If it is determined that IRC Section 7874 is applicable, PLC would be a U.S. corporation for U.S. federal income tax purposes, the taxable year of Weatherford US consolidated group could end on or prior to the emergence from bankruptcy, which could result in additional adverse tax consequences. In addition, although PLC would be treated as a U.S. corporation for U.S. federal income tax purposes, it would generally also be considered an Irish tax resident for Irish tax and other non-U.S. tax purposes.

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

Weatherford International plc – 2021 Form 10-K | 18

Table of Contents    Item 1A | Risk Factors
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

Given the rapidly evolving nature of cybersecurity incidents, there can be no assurance that the systems we have designed and implemented to prevent or limit the effects of cybersecurity incidents or attacks will be sufficient in preventing all such incidents or attacks, or be able to avoid a material impact to our systems should such incidents or attacks occur. Recent widespread ransomware attacks and cybersecurity breaches in the U.S. and elsewhere have affected many companies, including the cybersecurity incident involving SolarWinds Orion in December 2020. While these attacks did not affect our business operations, future events of this kind could result in the disclosure of confidential or proprietary customer, supplier or employee information, theft or loss of intellectual property, damage to our reputation with our customers, suppliers and the market, failure to meet customer requirements or customer dissatisfaction, theft or exposure to litigation, damage to equipment (which could cause environmental or safety issues) and other financial costs and losses. Moreover, although Weatherford implements stringent controls on third party connectivity to our systems, we have limited control in ensuring their systems consistently enforce strong cybersecurity controls. As a result, the occurrence of a cybersecurity incident or attack could go unnoticed for a period time. As cybersecurity incidents and attacks continue to evolve, we may also be required to devote additional resources to continue to enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities. We maintain insurance coverage to protect against certain cybersecurity risks. However, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cybersecurity incident or attack. Any cybersecurity incident or attack could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Weatherford International plc – 2021 Form 10-K | 19

Table of Contents    Item 2 | Properties
Item 2. Properties

Our operations are conducted in approximately 75 countries and we have manufacturing facilities, research and technology centers, fluids and processing centers and sales, service and distribution locations throughout the world. Our principal executive offices are in Houston, Texas. We own or lease numerous other facilities such as service centers, shops, sales and administrative offices throughout the geographic regions in which we operate. The major service centers we operate to support our segment operations are located specifically in Venustiano Carranza, Mexico; Villavicencio, Colombia; Dhahran, Saudi Arabia; North Rumaila, Iraq; Mina Abdulla, Kuwait; and Williston, United States. We operate research and technology centers in Houston, Texas; Loughborough, United Kingdom and major manufacturing centers in JiangSu, China; Abu Dhabi, United Arab Emirates; Huntsville, Texas; Houston, Texas and Hannover, Germany.

All of our material U.S. properties are mortgaged to the lenders under our 2028 Senior Secured Notes and LC Credit Agreement. All of our remaining owned properties are unencumbered, however the lenders could require we mortgage certain of these properties as well. We believe the facilities that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings

In the ordinary course of business, we are the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance. Please see the following:

•If we are the subject of governmental and internal investigations related to alleged misconduct and violations of U.S. or international laws in the future, it could have a material adverse effect on our business, financial condition and results of operations. For additional information, see “Item 1A. – Risk Factors – Legal, Tax and Regulatory Risks.”
•For information on the Company’s Chapter 11 Cases, see “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings,” “Note 3 – Fresh Start Accounting” and “Item 1. Business – Reorganization and Emergence from Bankruptcy Proceedings” which is incorporated by reference into this item.
•See also “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 17 – Disputes, Litigation and Legal Contingencies.”

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

Item 4. Mine Safety Disclosures

Not applicable.

Weatherford International plc – 2021 Form 10-K | 20

Table of Contents    Item 5 | Market for Registrants Ordinary Shares

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On June 1, 2021, NASDAQ approved our application for the listing of our ordinary shares. In connection with the listing, we became subject to the reporting requirements of the Exchange Act. Our ordinary shares began trading on The Nasdaq Global Select Market on June 2, 2021 under the ticker symbol “WFRD”. As of February 1, 2022, we had 73 shareholders of record. The actual number of shareholders is considerably greater than the number of shareholders of record and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

We intend to retain future earnings and/or repay debt and do not expect to pay cash dividends in the near future.

The following graph shows a comparison of cumulative total shareholder return on our ordinary shares, the Dow Jones U.S. Oil Equipment Index and the Dow Jones U.S. Index from June 2, 2021 (date we began trading on NASDAQ) to December 31, 2021. The graph assumes $100 was invested in each of the Company’s ordinary shares, the Dow Jones U.S. Oil Equipment Index and the Dow Jones U.S. Index. Note that past stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return on
Weatherford Ordinary Shares, the Dow Jones U.S.
Oil Equipment Index and the Dow Jones U.S. Index
250
200
150
100
50
06/02/21
12/31/21
Weatherford International plc
Dow Jones U.S. Oil Equipment and Services Index
Dow Jones U.S. Index

	06/02/21	12/31/21
Weatherford International plc	$100	$216
Dow Jones U.S. Oil Equipment and Services Index	$100	$95
Dow Jones U.S. Index	$100	$105

Weatherford International plc – 2021 Form 10-K | 21

 Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this item, “Weatherford”, “the Company,” “we,” “us” and “our” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in “Item 8. – Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements include certain risks and uncertainties. For information about these risks and uncertainties, refer to the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. – Risk Factors.” As described in “Note 1 – Summary of Significant Accounting Policies” references to “Predecessor” relate to the Consolidated Statements of Operations for the period from January 1, 2019 through and including the adjustments from the application of Fresh Start Accounting on December 13, 2019 (“Predecessor Period”). References to “Successor” relate to the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 and for the period from December 14, 2019 through December 31, 2019 (“2021 Successor Period, 2020 Successor Period and 2019 Successor Period”, respectively) and are not comparable to the Consolidated Financial Statements of the Predecessor Period as indicated by the “black line” division in the financials and footnote tables, which emphasizes the lack of comparability between amounts presented.

References and comparisons to results for the year ended December 31, 2019 relate to the combined Successor and Predecessor Period (“2019 Combined Period”) as the 18 days of the Successor Period is not a significant period of time impacting the combined results.

Consolidated Revenues, Expenses and Operating Income Overview

2021 vs 2020

Revenues totaled $3.65 billion in 2021, a decline of 1% compared to 2020. We experienced significant declines in activity after the start of the pandemic in March of 2020 and although revenues are slightly lower in 2021, our revenues in 2021 reflect the ongoing recovery in business activity. Revenues in 2021 reflect a 5% increase in service revenues, which was offset by a 10% decline in product revenues. The revenue increases were related to higher demand for Drilling and Evaluation (“DRE”) and Production and Intervention (“PRI”) businesses, primarily for managed pressure drilling, wireline, intervention and pressure pumping services. These improvements were partially offset by lower demand for products from our Well Construction and Completions (“WCC”), primarily for cementation products and liner hangers, and a decline in demand for the artificial lift within our PRI business.

Cost of services and products of $2.72 billion decreased $91 million, or 3%, compared to 2020, primarily due to cost improvement initiatives that were implemented during 2020 and early 2021. Our costs declined despite higher service activity and increased cost for supplies and logistics. Our cost of products and services as a percentage of revenues was 74.5% in 2021, an improvement compared to 76.2% in 2020, reflecting our cost initiative improvements and operational efficiency gains.

Selling, general, administrative and research and development costs of $823 million decreased $111 million, or 12%, due to cost improvement initiatives to reduce overhead and corporate costs that were implemented during 2020 and early 2021. These costs as a percentage of revenues were 22.6% in 2021, an improvement compared to 25.3% in 2020, reflecting our cost initiative improvements.

Operating income of $116 million improved $1.6 billion in 2021 compared to 2020, primarily from the absence of impairment and restructuring charges, the decline in cost of services and products as well as the decline in selling, general and administrative, corporate, and research and development expense. The improvement in operating income was driven by increased service activity levels, increased service versus product mix, higher adoption of our technology offerings and increased demand in our DRE and PRI businesses primarily for managed pressure drilling, wireline, intervention, pressure pumping services. Our exit of certain drilling services in North America in the fourth quarter of 2020 also positively contributed to the improvement.
Weatherford International plc – 2021 Form 10-K | 22

Table of Contents    Item 7 | MD&A

2020 vs 2019 Combined Period

Revenues totaled $3.7 billion in 2020, a decline of 29% compared to the 2019 Combined Period, as the unprecedented global health and economic crisis sparked by the COVID-19 pandemic negatively impacted industry activity. The lower demand for oil and gas together with uncertainty around the extent and timing for an economic recovery, caused significant reductions to the capital spending plans of exploration and production companies. Our revenue decline was predominantly driven by lower activity levels impacting all our product line segments, with revenue declines of 29% in DRE, 37% in PRI and 15% in WCC. Revenue declined in North America as a result of lower demand for our products and services in the United States, but was also impacted by declines in activity internationally, primarily in Latin America, the Middle East, North Africa and Russia. The pandemic had an immediate negative impact beginning in the second quarter of 2020 in the North America while taking longer to significantly impact our business internationally.

Operating loss of $1.5 billion worsened 26% in 2020 compared to the 2019 Combined Period, primarily from the decline in business demand due to the COVID-19 pandemic, long-lived assets impairment charges, goodwill impairment, and inventory charges.

Business Outlook

We expect continued improvements in our customer activity levels with the relaxing of COVID-19 restrictions globally and improved macroeconomic conditions generally, all of which are expected to provide a measured pathway to energy demand recovery in 2022. We believe that industry activity will continue to recover and our 2022 consolidated revenues are anticipated to increase by high single to low double digits above 2021.

We continue to closely monitor the ongoing global impacts surrounding the COVID-19 pandemic, including operational and manufacturing disruptions, escalating costs, logistical constraints and travel restrictions. The energy services industry growth is highly dependent on many external factors, such as the global response to the COVID-19 pandemic, our customers’ capital expenditures, environmental, social and governance (“ESG”) driven changes, world economic and political conditions, the price of oil and natural gas, member-country quota compliance within the OPEC+, weather conditions and other factors.

COVID-19 Pandemic Impacts

We continue to experience impacts from the COVID-19 pandemic, including inflationary pressures and delays and supply shortages when sourcing raw materials and services as everyone manages through the challenges around reopening and returning to work. Shipping and other logistic activities are experiencing tight availability for carriers, containers and shipping materials, exacerbating the delays and lack of availability of key components. In addition, we continue to experience certain customer restrictions that prevent access to their sites, community measures to contain the spread of the COVID-19 virus, and changes to our policies that have both restricted and changed the way our employees work.

We strive to continuously improve crew rotations and management practices to minimize our employees’ risk of exposure to the COVID-19 virus while at customer facilities. We are also constantly refining and updating our identification and management of COVID-19 cases through the development of updated protocols, advanced testing and response procedures consistent with the latest guidance, from the Centers of Disease Control and Prevention and the World Health Organization. Faced with these challenges in 2020 and 2021, we evolved our product and services offerings, increasing the breadth of our digital portfolio and enhancing our applications to offer more fully integrated digital energy services solutions. We also increased our offerings of automated well construction and remote monitoring and predictive analytics related to our product offerings.

Weatherford International plc – 2021 Form 10-K | 23

Table of Contents    Item 7 | MD&A
Opportunities and Challenges

As production decline rates persist and reservoir productivity complexities increase, our customers continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and pressures us to deliver our products and services at competitive rates. In addition, as consolidation of the energy services industry continues due to market conditions, there has been an increased demand for companies to provide specialized products, services and technologies. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will depend heavily on pricing, volume of work, our ability to offer technology solutions to more efficiently extract oil and gas while controlling costs, and our success in penetrating new and existing markets with our newly developed technologies. Over the long-term, we expect the world’s demand for energy to continue to rise and require more advanced technology from the energy service industry. We remain focused on delivering innovative and cost-efficient solutions for customers to assist them in achieving their operational, safety and environmental objectives.

Our challenges also include market conditions that could make it more difficult to obtain our targeted cost reduction benefits and to recruit, motivate and retain employees, including key personnel. Increasing investor and government focus on ESG factors, the cyclicality of the energy industry and the ongoing COVID-19 pandemic may negatively impact demand for our products and services. We are following our long-term strategy aimed at achieving sustainable profitability in our businesses, servicing our customers and creating value for our shareholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including potential prolonged industry downturns, our ability to respond to industry demands in periods of over-supply or uncertain oil prices, and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

Exchange Listing

On June 1, 2021, NASDAQ approved our application for the listing of our ordinary shares. In connection with the listing, we became subject to the reporting requirements of the Exchange Act. Our ordinary shares began trading on The Nasdaq Global Select Market on June 2, 2021 under the ticker symbol “WFRD”.

Industry Trends

The level of spending in the energy industry is heavily influenced by the current and expected future prices of oil and natural gas, but is also impacted by ESG initiatives and ongoing supply chain shortages. These factors result in an increase or decrease in demand for our products and services. Rig count is an indicator of the level of spending for the exploration and production of oil and natural gas reserves.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”) and Brent North Sea (“Brent”) crude oil and Henry Hub natural gas during years ended December 31, 2021, 2020 and 2019. Commodity prices increased during 2021 due to demand outpacing supply as demand recovery built toward pre-pandemic levels with increased vaccination rates and global economic activity. Average oil prices for 2021 were approximately 73% higher than the average oil prices for 2020 and natural gas prices increased by 92% over the same period.

	Years Ended
	12/31/2021	12/31/2020	12/31/2019
Oil price - WTI (1)	$67.99	$39.23	$56.98
Oil price - Brent (1)	$70.68	$41.76	$64.36
Natural Gas price - Henry Hub (2)	$3.91	$2.04	$2.57
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

Weatherford International plc – 2021 Form 10-K | 24

Table of Contents    Item 7 | MD&A
North America and International average rig counts were well below pre-pandemic levels. The historical average rig counts based on the weekly Baker Hughes Company rig count information were as follows:

	Years Ended
	12/31/2021	12/31/2020	12/31/2019
North America	610	522	1,077
International	755	825	1,098
Worldwide	1,365	1,347	2,175

As of December 31, 2021, the North America and International Rig counts totaled 676 and 834, respectively.

Significant Financing Transactions

For additional details on the recap provided below, see “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings”, “Note 3 – Fresh Start Accounting”, “Note 13 – Borrowings and Other Debt Obligations” and “Loss on Extinguishment of Debt and Bond Redemption Premium” on the Consolidated Statements of Operations.

2030 Senior Notes Issuance and Exit Notes Partial Redemption

On October 27, 2021, we issued the 2030 Senior Notes with an aggregate principal amount of $1.6 billion and a stated interest rate of 8.625% per annum due in 2030. We redeemed $1.6 billion in principal amount of our Exit Notes plus interest with net proceeds from the 2030 Senior Notes and cash on hand. We paid and recognized a $103 million bond redemption premium and recognized a $2 million noncash loss on extinguishment of debt related to the unamortized debt issuance costs.

In addition, on October 20, 2021, we redeemed $200 million of our Exit Notes and paid a bond redemption premium of $6 million.

Subsequent to the partial redemption, $300 million in aggregate principal of our Exit Notes remains unpaid.

2028 Senior Secured Notes Issuance and 2024 Senior Secured Notes Redemption

On September 30, 2021, we issued the 2028 Senior Secured Notes with an aggregate principal amount of $500 million and a stated interest rate of 6.5% per annum due in 2028. We repaid our 2024 Senior Secured Notes with net proceeds from the issuance of the 2028 Senior Secured Notes and cash on hand. We paid and recognized a $22 million bond redemption premium and recognized a $37 million noncash loss on extinguishment of debt related to the unamortized debt issuance costs and original issue discount.

2024 Senior Secured Notes Issuance in 2020

On August 28, 2020, we issued the 2024 Senior Secured Notes with an aggregate principal amount of $500 million and a stated interest rate of 8.75% per annum due 2024 and repaid in full on September 30, 2021 with the issuance of the 2028 Senior Secured Notes and cash on hand.

LC Credit Agreement

We have a senior secured letter of credit agreement (the “LC Credit Agreement”) in an aggregate amount of $215 million maturing on May 29, 2024, which is used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit. We amended certain provisions and covenants of our LC Credit Agreement on September 20, 2021.

Weatherford International plc – 2021 Form 10-K | 25

Table of Contents    Item 7 | MD&A
2019 Emergence from Bankruptcy Proceedings and Fresh Start Accounting

On July 1, 2019 (the “Petition Date”), Weatherford and two of our subsidiaries (collectively, the “Weatherford Parties” ) commenced voluntary reorganization proceedings (the “Cases”), including under Chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), with ancillary proceedings filed in Ireland and Bermuda. The plan of reorganization (as amended, the “Plan”), together with the schemes of arrangement in Ireland and Bermuda, became effective on December 13, 2019 (the “Effective Date”) and the Weatherford Parties emerged from Chapter 11 and adopted fresh start accounting (“Fresh Start Accounting”), which reflected all our assets and liabilities at fair value. These events resulted in several financing activities, later discussed under the caption “Liquidity and Capital Resources”. For additional details regarding the Chapter 11, see “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and “Note 3 – Fresh Start Accounting”.

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

Reportable Segments

The Company's chief operating decision maker (“CODM”), our chief executive officer, regularly reviews information to make operating decisions, allocate resources and assess performance of the business. During the fourth quarter of 2021, the CODM changed the information regularly reviewed to be aligned with how we offer our services and technologies in relation to the well life cycle and we have realigned our reportable segments to reflect the change. We now have three reportable segments: (1) Drilling and Evaluation (2) Well Construction and Completions, and (3) Production and Intervention. Previously we had two geographic based reportable segments, Western Hemisphere and Eastern Hemisphere.

Total revenues are from external customers and segment revenues are specific to our three reportable segments and all other revenues are specific to our non-operating segment revenues. Revenues are further described in “Note 5 – Revenues.”

Additionally, we have changed our primary measure of segment profitability to segment adjusted EBITDA, which is based on segment earnings before interest, taxes, depreciation, amortization, share-based compensation expense and other adjustments. Research and development expenses are included in segment adjusted EBITDA. Corporate and other includes business activities related to all other segments (profit and loss), corporate and other expenses (overhead support and centrally managed or shared facilities costs) that do not individually meet the criteria for segment reporting. We have revised our segment reporting to reflect our current management approach and recast prior periods to conform to the current segment presentation.
Weatherford International plc – 2021 Form 10-K | 26

Table of Contents    Item 7 | MD&A
Segment Results of Operations

The following table shows our consolidated results of operations and financial information for the referenced periods. The 2021, 2020 and 2019 Successor Periods are distinct reporting periods from the 2019 Predecessor Period as a result of our emergence from bankruptcy on December 13, 2019. We have combined results (“2019 Combined Period”) for the 2019 Successor and Predecessor Periods which are not presented according to generally accepted accounting principles in the United States (“GAAP”) and no comparable GAAP measure is presented, however, management believes that providing the combined financial information may be useful for making certain year-to-date comparisons.

	Successor			Predecessor
						Favorable		Favorable
	Year	Year	12/14/19	01/01/19		(Unfavorable)		(Unfavorable)
	Ended	Ended	through	through		$	%	$	%
(Dollars in millions)	12/31/21	12/31/20	12/31/19	12/13/19	2019 Combined	2021 vs 2020		2020 vs 2019 Combined
Revenues:
Drilling and Evaluation	$1,066	$1,044	$67	$1,407	$1,474	$22	2%	$(430)	(29)%
Well Construction and Completions	1,353	1,414	90	1,583	1,673	(61)	(4)%	(259)	(15)%
Production and Intervention	1,127	1,106	86	1,673	1,759	21	2%	(653)	(37)%
Segment Revenues	3,546	3,564	243	4,663	4,906	(18)	(1)%	(1,342)	(27)%
All Other	99	121	18	291	309	(22)	(18)%	(188)	(61)%
Total Revenues	3,645	3,685	261	4,954	5,215	(40)	(1)%	(1,530)	(29)%

Segment Adjusted EBITDA:
Drilling and Evaluation	$186	$132	$(3)	$219	$216	$54	41%	$(84)	(39)%
Well Construction and Completions	256	273	19	225	244	(17)	(6)%	29	12%
Production and Intervention	191	154	20	216	236	37	24%	(82)	(35)%
Segment Adjusted EBITDA	633	559	36	660	696	74	13%	(137)	(20)%
Corporate and Other	(62)	(100)	(1)	(104)	(105)	38	38%	5	5%
Depreciation and Amortization	(440)	(503)	(34)	(447)	(481)	63	13%	(22)	(5)%
Shared-based Compensation Expense	(25)	—	—	(24)	(24)	(25)	n/m	24	100%
Other Adjustments	10	(1,442)	—	(1,267)	(1,267)	1,452	101%	(175)	(14)%
Operating Income (Loss)	$116	$(1,486)	$1	$(1,182)	$(1,181)	$1,602	108%	$(305)	(26)%

Weatherford International plc – 2021 Form 10-K | 27

Table of Contents    Item 7 | MD&A
Segment Revenues

2021 vs 2020

Revenues totaled $3.65 billion in 2021, a decline of 1% compared to 2020 and reflected in our segment revenues as follows:

DRE revenues of $1.1 billion in 2021, increased 2% compared to 2020 primarily due to higher demand for managed pressure drilling and and wireline services and products, partially offset by a decline in drilling services and drilling fluids. The year-over-year improvement was driven by increased activity levels, an increase in services versus product mix, and higher adoption of our technology offerings internationally. The decline in drilling services revenue reflects the exit of certain drilling services in North America in the fourth quarter of 2020.

WCC revenues of $1.4 billion in 2021, decreased 4% compared to 2020 primarily due to lower activity for cementation products, liner hangers and tubular running services. Internationally we experienced lower well construction and completions activity in the Middle East and Russia, which was partially offset by higher activity in North America and Latin America.

PRI revenues of $1.1 billion in 2021, increased 2% compared to 2020 primarily due to higher demand for pressure pumping, intervention services & drilling tools, and production automation & software, partially offset by a decline in demand for artificial lift services. The year-over-year improvement was driven by increased activity levels, increase in services versus product mix, higher adoption of our technology offerings and greater demand for our services.

2020 vs 2019 Combined Period

Revenues totaled $3.7 billion in 2020, a decline of 29% compared to the 2019 Combined Period, as the unprecedented global health and economic crisis sparked by the COVID-19 pandemic negatively impacted industry activity. The lower demand for oil and gas together with uncertainty around the extent and timing for an economic recovery, caused significant reductions to the capital spending plans of exploration and production companies. The impact was seen across all segment divisions, with revenue declines of 29% in DRE, 37% in PRI and 15% in WCC. Revenue declined in North America as a result of lower demand for our products and services in the United States, but was also impacted by declines in activity internationally, primarily in Latin America, the Middle East, North Africa and Russia. The pandemic had an immediate negative impact beginning in the second quarter of 2020 in North America while taking longer to significantly impact our business internationally.

Segment Adjusted EBITDA

2021 vs 2020

Segment adjusted EBITDA was $633 million in 2021, an increase of 13% compared to 2020 which is reflected in our segments as follows:

DRE segment adjusted EBITDA of $186 million in 2021, increased 41% compared to 2020 primarily due to higher demand for managed pressure drilling and wireline services and products and lower operating costs as a result of cost improvement initiatives that were implemented during 2020 and early 2021, partially offset by a decline in drilling fluids. Positively impacting DRE segment adjusted EBITDA was the exit of certain drilling services in North America in the fourth quarter of 2020. The year-over-year segment adjusted EBITDA improvement was driven by increased activity levels, increase in services versus product mix, higher adoption of our technology offerings and greater demand for services globally.

WCC segment adjusted EBITDA of $256 million in 2021, decreased 6% compared to 2020 primarily due to lower activity for cementation products, liner hangers and tubular running services, which was partially offset by improvements in completions margins and cost efficiencies as a result of initiatives implemented during 2020 and early 2021. Internationally we experienced lower well construction and completions activity in the Middle East and Russia resulting in decrease segment profit, which was partially offset by higher margin activity in North America and Latin America.

Weatherford International plc – 2021 Form 10-K | 28

Table of Contents    Item 7 | MD&A
PRI segment adjusted EBITDA of $191 million in 2021, increased 24% compared to 2020 primarily due to to higher demand for intervention services & drilling tools, pressure pumping and production automation & software services, and lower operating costs as a result of cost improvement initiatives that were implemented during 2020 and early 2021, partially offset by a decline in artificial lift services. The year-over-year segment adjusted EBITDA improvement was driven by increased activity levels, increase in services versus product mix, higher adoption of our technology offerings and greater demand for services and products.

2020 vs 2019 Combined Period

Operating loss of $1.5 billion worsened 26% in 2020 compared to the 2019 Combined Period, primarily from the decline in business demand due to the COVID-19 pandemic, long-lived assets impairment charges, goodwill impairment, and inventory charges.

Successor segment adjusted EBITDA was $559 million in 2020, a decrease of 20% compared to the 2019 Combined Period, driven primarily from the decline in business demand due to the COVID-19 pandemic in DRE of 39% and PRI of 35%, partially offset by a 12% increase in WCC. Segment adjusted EBITDA declined in North America as a result of lower demand for our products and services in the United States, but was also impacted by declines in activity internationally, primarily in Latin America, the Middle East, North Africa and Russia. The pandemic had an immediate negative impact beginning in the second quarter of 2020 in North America while taking longer to significantly impact our business internationally.

Depreciation and Amortization

Depreciation and amortization decreased in 2021 compared to 2020 due to the decrease in carrying value of assets after impairments taken in 2020. The increase in depreciation and amortization in 2020 compared to the 2019 Combined Period was due to the initial increase in carrying value of assets after a fair value adjustment at fresh start, coming out of bankruptcy on December 13, 2019.

Shared-based Compensation

We record shared-based compensation in “Selling, General and Administrative” on the accompanying Consolidated Statements of Operations. We recognized $25 million, an immaterial amount and zero in the 2021, 2020 and 2019 Successor Periods, respectively. During the 2019 Predecessor Period, we recognized $46 million, of which $24 million was recorded in “Selling, General and Administrative” and the remainder in“Other Charges (Credits), Net” to include $24 million related to the acceleration of share-based compensation at Fresh Start offset by $2 million in terminated executive forfeitures.

Other Adjustments

Other adjustments include goodwill and long-lived asset impairments, restructuring charges, prepetition charges, gain on sale of businesses and other charges and credits, net as applicable to the periods presented. See “ Note 6 – Impairments and Other Charges, Net”, “Note 7 – Long-Lived Assets Impairment”, “Note 11 – Goodwill and Intangibles, Net”, “ Note 8 – Restructuring Charges”, and “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” for additional information. In the 2020 Successor and 2019 Predecessor Periods, the segment adjusted EBITDA of Well Construction and Completions includes $12 million and $15 million, respectively, of gains on sales of operational assets.

Non-Operating Expenses

Reorganization Items

Reorganization items in the 2019 Predecessor Period were directly related to bankruptcy and included the $4.3 billion gain on settlement of liabilities subject to compromise, $1.4 billion gain on revaluation of the Company’s assets and liabilities, and $346 million of charges for debt issuance write-offs, debt discount write-offs, backstop commitment fees, DIP financing fees and professional fees related to bankruptcy matters.

Reorganization items in the 2020 and 2019 Successor Periods totaled $9 million and $4 million, respectively.

Weatherford International plc – 2021 Form 10-K | 29

Table of Contents    Item 7 | MD&A
Interest Expense, Net

Interest expense, net was $260 million for the year ended December 31, 2021, and primarily represented interest on our Exit Notes and 2024 Senior Secured Notes, and a portion from our 2028 Senior Secured Notes and 2030 Senior Notes, newly issued later in the year. The $251 million of interest expense, net for year ended December 31, 2020 primarily represented interest on our Exit Notes and later in the year, the 2024 Senior Secured Notes.

The $12 million for the 2019 Successor Period represented interest expense on our Exit Notes and the $362 million for the 2019 Predecessor Period represented a half year of interest expense on the Predecessor’s debt. Upon filing for Chapter 11 cases, which began July 1, 2019, we no longer recognized interest expense on Predecessor debt in accordance with ASC 852.

See “Note 13 – Borrowings and Other Debt Obligations” to the Consolidated Financial Statements for further details.

Loss on Extinguishment of Debt and Bond Redemption Premium

During 2021, we repaid and refinanced certain of our debt obligations and recognized a $170 million loss on extinguishment of debt and bond redemption premium for the repayment of our 2024 Senior Secured Notes, the repayment of $200 million of Exit Notes and the refinancing of $1.6 billion of Exit Notes. This loss was comprised of a $39 million loss on extinguishment of debt related to unamortized debt issuance costs and discount and a $131 million bond redemption premium on the early redemption of debt, which is presented as “Loss on Extinguishment of Debt and Bond Redemption Premium” on the Consolidated Statements of Operations. See “Note 13 – Borrowings and Other Debt Obligations” for additional details.

Loss on Termination of ABL Credit Agreement

On December 13, 2019, we entered into a senior secured asset-based lending agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”) which was terminated on August 28, 2020. Upon its termination, we recorded $15 million of noncash “Loss on Termination of ABL Credit Agreement” on our Consolidated Financial Statements related to unamortized deferred debt issuance costs.

Other Expense, Net

Other expense, net was $29 million for the year ended December 31, 2021 compared to $53 million for the year ended December 31, 2020. Other expense is comprised of letter of credit fees, other financing charges and foreign exchange losses, primarily attributed to currency losses in countries with no or limited markets to hedge. The year-over-year improvement was primarily due to lower currency volatility in 2021 compared to the significant volatility in the same period in the prior year following the start of the COVID-19 pandemic.

Successor other expense was $53 million for the year ended December 31, 2020 compared to Predecessor other expense of $26 million in 2019. Other expense was primarily driven by foreign currency exchange losses of $34 million for the year ended December 31, 2020 compared to $14 million for the 2019 Combined Period. The unfavorable change primarily relates to the weakening of foreign currencies following the onset of the COVID-19 pandemic. Other expense also includes letter of credit fees and other financing fees.

In 2019, other expense was primarily driven by foreign currency exchange losses, letter of credit fees, other financing fees and non-service periodic pension and other post-retirement benefit expenses. Foreign exchange losses are typically due to the strengthening U.S. dollar compared to our foreign denominated operations.

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
Weatherford International plc – 2021 Form 10-K | 30

Table of Contents    Item 7 | MD&A

We record deferred tax assets for net operating losses and temporary differences between the book and tax basis of assets and liabilities that are expected to produce tax deductions in future periods. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those deferred tax assets would be deductible. The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) when determining whether a valuation allowance is required, with emphasis on our past operating results, the existence of cumulative losses in the most recent years and our forecast of near-term taxable income. The Company evaluates possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies, and the impact of Fresh Start Accounting in making this assessment. The realizability of the deferred tax assets is dependent upon judgments and assumptions inherent in the determination of future taxable income, including factors such as future operation conditions (particularly as related to prevailing oil prices and market demand for our products and services). The Company concluded it was not able to realize the benefit of its deferred tax assets and has established a valuation allowance. Continued performance improvement in certain jurisdictions could result in a change in our realization of deferred tax asset assessment in the near future, which would release valuation allowance.

The income tax provision and respective effective tax rate was $86 million and (25)%, $85 million and (5)%, $9 million and (60)%, and $135 million and 3%, for the 2021, 2020, 2019 Successor Periods and 2019 Predecessor Period, respectively.

Our income tax provisions in 2021 and 2020 are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Impairments and other charges recognized do not result in significant tax benefit as a result of our inability to forecast realization of the tax benefit of such losses.

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

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our consolidated financial statements. As of December 31, 2021, we anticipate that it is reasonably possible that the amount of our uncertain tax positions of $235 million may decrease by up to $1 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

In response to the COVID-19 pandemic, many countries have enacted tax relief measures to provide aid and economic stimulus to companies impacted by the COVID-19 pandemic. For the Successor years ended December 31, 2021 and 2020, there were no material tax impacts to our financial statements as it relates to COVID-19 tax relief measures.

Weatherford International plc – 2021 Form 10-K | 31

Table of Contents    Item 7 | MD&A
Liquidity and Capital Resources

At December 31, 2021, we had total cash and cash equivalents plus restricted cash of $1.1 billion, of which $162 million was restricted cash, compared to $1.3 billion at December 31, 2020, of which $167 million was restricted cash. The following table summarizes cash provided by (used in) each type of business activity in the periods presented:

	Successor			Predecessor
			From	From
	Year	Year	12/14/2019	1/1/2019
	Ended	Ended	through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Net Cash Provided by (Used in) Operating Activities	$322	$210	$61	$(747)
Net Cash Provided by (Used in) Investing Activities	(83)	(75)	(14)	149
Net Cash Provided by (Used in) Financing Activities	(403)	348	(2)	749

Operating Activities

Cash provided by operating activities in 2021 was $322 million. The primary sources of cash from operating activities were from higher operating income and lower accounts payable spend partially offset by higher interest payments.

Cash provided by operating activities was $210 million and $61 million during the 2020 and 2019 Successor Periods. The primary sources of cash from operating activities were collections on our accounts receivables, partially offset by payments for interest and severance.

Cash used in operating activities was $747 million in the 2019 Predecessor Period. The primary uses of cash from operating activities were driven by working capital needs, payments for debt interest, and severance and other restructuring and transformation costs. In addition, there were also payments for reorganization items and prepetition charges primarily for professional and other fees related to the Cases as well as payments for retention and certain bonuses.

Investing Activities

Cash used in investing activities in 2021 was $83 million. The primary uses of cash from investing activities were for capital expenditures of $85 million and investments in marketable securities in Argentina of $39 million. The primary source of cash from investing activities was $41 million of proceeds from asset dispositions. The amount we spend for capital expenditures varies each year and is based on the types of contracts into which we enter, our asset availability and our expectations with respect to activity levels.

Cash used in investing activities in 2020 was $75 million. The primary uses of cash from investing activities were for capital expenditures of $154 million. The primary sources of cash from investing activities were $22 million from asset dispositions and $50 million from the maturity of our Angolan government bonds.

Cash used in investing activities in the 2019 Successor Period was $14 million primarily for capital expenditures of $20 million.

Cash provided by investing activities in the 2019 Predecessor Period was $149 million. The primary uses of cash from investing activities were for capital expenditures of $250 million and $13 million to acquire intellectual property and other intangibles. The primary sources of cash from investing activities were $328 million of proceeds from divestitures (from our rigs, laboratory services and surface data logging businesses) and $84 million from asset dispositions.

Financing Activities

Cash used in financing activities in 2021 was $403 million. The primary uses of cash from financing activities were repayments of long-term debt of $2.3 billion associated with the partial redemption of our Exit Notes and full redemption of our 2024 Senior Secured Notes as well as finance lease obligations. Other primary uses of cash from financing activities were $131 million in bond redemption premium payments as a result of the early redemptions and $28 million primarily for dividends to
Weatherford International plc – 2021 Form 10-K | 32

Table of Contents    Item 7 | MD&A
noncontrolling interests. The primary sources of cash from financing activities were net proceeds of $2.1 billion from the issuance of our 2030 Senior Notes and 2028 Senior Secured Notes.

Cash provided by financing activities in 2020 was $348 million, primarily sourced from borrowings of long-term debt of $453 million related to the net proceeds from the issuance of our 2024 Senior Secured Notes. The primary uses of cash from financing activities were $24 million of deferred consideration for the 2018 acquisition of our Qatari joint venture $27 million repayments of short-term debt and $45 million primarily for dividends to noncontrolling interests.

Cash provided by financing activities was $749 million during the 2019 Predecessor Period. The primary sources of cash from financing activities were net proceeds of $1.6 billion on our Exit Notes issued upon emergence and $1.5 billion on the DIP Credit Agreement issued between the petition date and emergence. The primary uses of cash from financing activities were (i) the $1.5 billion repayment in full of the DIP Credit Agreement upon emergence (ii) net short-term debt repayments of $347 million primarily from the borrowings and repayments of our Predecessor Revolving Credit Agreements, including the repayment of our 364-Day Credit Agreement (iii) long-term debt repayments of $318 million related to our Predecessor Term Loan Agreement and financed leases and (iv) $137 million in DIP financing fees and payments on a backstop agreement.

For additional details on our financing activities see Significant Financing Transactions section, “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and “Note 13 – Borrowings and Other Debt Obligations”

Sources of Liquidity

Our sources of available liquidity include cash generated by our operations, cash and cash equivalent balances, and accounts receivable factoring. From time to time, we may enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy. We historically have accessed banks for short-term loans and the capital markets for debt and equity offerings. Based upon current and anticipated levels of operations and our recent refinancing transactions, we expect to have sufficient cash from operations and cash on hand to fund our cash requirements (discussed below) and financial obligations, both in the short-term and long-term.

Our total cash and cash equivalents plus restricted cash of $1.1 billion remain our primary source of funds to manage any liquidity event risks. An agreement for a new corporate revolving credit facility at terms and conditions acceptable to us would further enhance our liquidity.

LC Credit Agreement

We have a LC Credit Agreement in an aggregate amount of $215 million maturing on May 29, 2024, which is used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit.

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

The outstanding amount of each letter of credit under the LC Credit Agreement bears interest at London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 350 basis points per annum. We expect LIBOR to continue to be published until June 2023, and expect to transition to an alternative to LIBOR prior to that termination date. The LC Credit Agreement currently contains provisions allowing the Administrative Agent to replace LIBOR with an alternate benchmark rate (including any mathematical or other adjustments to the benchmark (if any) incorporated therein) that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR. The LC Credit Agreement includes (i) a 12.5 basis point per annum fronting fee on the outstanding amount of each such letter of credit and (ii) an unused commitment fee in respect of the unutilized commitments at a rate of 50 basis point per annum on the average daily unused commitments under the LC Credit Agreement.
The LC Credit Agreement is secured by substantially all the personal assets and properties of certain subsidiaries of the Company (including a first lien on the priority collateral for the LC Credit Agreement and a second lien on the priority collateral
Weatherford International plc – 2021 Form 10-K | 33

Table of Contents    Item 7 | MD&A
for Senior Secured Notes, in each case, subject to permitted liens). The LC Credit Agreement is also guaranteed on an unsecured basis by certain other subsidiaries of the Company.

Ratings Services’ Credit Ratings

Our credit ratings at December 31, 2021 were maintained or improved since December 31, 2020:

•Moody’s Investors Service (“Moody’s”) maintained our corporate family rating at B2, our senior unsecured notes rating at B3, and our senior secured notes and LC Credit Agreement ratings at Ba3. The outlook was upgraded from negative to stable.
•Standard and Poor’s (“S&P”) upgraded our corporate family and senior unsecured notes ratings from CCC to B-, and upgraded our senior secured notes and LC Credit Agreement ratings from B- to B+. The outlook was upgraded from negative to stable.

Cash Requirements
Our cash requirements will continue to include payments for capital expenditures, payments for short-term working capital needs, interest payments on our long-term debt, repayment on finance leases, operating costs associated with our business and restructuring payments. During 2020, we accumulated working capital due to the sharp decrease in demand from the COVID-19 pandemic. In 2021, operating cash flow benefited from the monetization of working capital accumulated in 2020. As business activity rises to pre-COVID-19 pandemic levels we expect that we will utilize cash to invest in capital assets and inventory. Our cash requirements may also include awards under our employee incentive programs and other amounts to settle litigation related matters.

As of December 31, 2021, we had outstanding debt $300 million in aggregate principal amount maturing on December 1, 2024 for our Exit Notes, $500 million in aggregate principal amount for our 2028 Senior Secured Notes and $1.6 billion in aggregate principal amount of the 2030 Senior Notes. Please see “Note 13 – Borrowings and Other Obligations” for additional details.

Our capital spending for 2022 is projected to be between $175 million to $225 million. Capital expenditures are expected to be used primarily to support the ongoing activities and commitments in our core business. We expect to make $215 million in interest payments in 2022 and approximately $204 million in interest payments annually until the maturity of our long-term debt obligations. Our payments on operating leases and operating purchase obligations in the upcoming year are expected to be approximately $74 million and $177 million, respectively. See “Note 12 – Leases” for details of our lease obligations by year.

Cash and cash equivalents plus restricted cash of $162 million (which primarily includes $158 million in cash collateral on our letters of credit) totaled $1.1 billion at December 31, 2021 and are held by subsidiaries outside of Ireland. At December 31, 2021 we had approximately $167 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we foresee we will be able to redeploy cash with minimal to no incremental tax.

Customer Receivable

We may experience delayed customer payments and payment defaults due to, among other reasons, a weaker economic environment, reductions in our customers’ cash flow from operations, our customers’ inability to access credit markets, as well as unsettled political conditions.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discount and hold-back. The programs we factor under are uncommitted and thus we cannot assure they will be available as a source of liquidity. During the 2021 Successor Period, we sold accounts receivable balances of $100 million and received cash proceeds of $85 million. During the 2020 Successor Period, we sold accounts receivable balances of $90 million and received cash proceeds of $79 million. During the 2019 Combined Period, we sold accounts receivable of $206 million and received cash proceeds of $193 million. Our factoring transactions were recognized as sales, and the proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.

Weatherford International plc – 2021 Form 10-K | 34

Table of Contents    Item 7 | MD&A
Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2021 and December 31, 2020, we had outstanding foreign currency forward contracts with notional amounts aggregating to $349 million and $337 million, respectively. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates. Our foreign currency derivatives are not designated as hedges under ASC 815, and the changes in fair value of the contracts are recorded in each period in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations. See “Note 15 – Derivative Instruments” for additional information.

Guarantees

Weatherford International plc, the ultimate parent of the Weatherford group, guarantees the obligations of its subsidiaries – Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), including the notes and credit facilities listed below.

Our Exit Notes, 2024 Senior Secured Notes (before repayment in 2021), 2028 Senior Secured Notes and 2030 Senior Notes were issued by Weatherford Bermuda and guaranteed by Weatherford International plc and Weatherford Delaware and other subsidiary guarantors party thereto.

Letters of Credit and Surety Bonds

As of December 31, 2021, we had $342 million of letters of credit outstanding, consisting of $181 million under the LC Credit Agreement and $161 million under various uncommitted facilities (of which there was $158 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

In Latin America we utilize surety bonds as part of our customary business practice. As of December 31, 2021, we had surety bonds outstanding of $293 million. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our LC Credit Agreement or surety bonds, our available liquidity would be reduced by the amount called.

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

Weatherford International plc – 2021 Form 10-K | 35

Table of Contents    Critical Accounting Policies and Estimates
Long-Lived Assets

Long-lived assets, which include property, plant and equipment (“PP&E”), definite-lived intangibles and right of use assets, comprise a significant amount of our assets. The carrying value of our long-lived assets at December 31, 2021 and 2020 was approximately $1.8 billion and $2.2 billion, respectively. The cost of the long-lived assets is then amortized over its expected useful life. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived asset groups as follows:

Asset Category	Estimated Useful Lives
Buildings and Leasehold Improvements	10 – 40 years or lease term
Rental and Service Equipment	3 – 10 years
Machinery and Other	2 – 12 years
Intangible Assets	5 – 10 years

In estimating the useful lives of our PP&E, we rely primarily on our actual experience with the same or similar assets. The useful lives of our intangible assets are determined by the years over which we expect the assets to generate a benefit based on legal, contractual or regulatory terms.

Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances, known as triggering events, indicate that we may not be able to recover the carrying amount of the asset or asset group. Triggering events include, but are not limited to, reduced or expected sustained decreases in cash flows generated by an asset or asset group, negative changes in industry conditions (such as global rig count, commodity prices, and the global economy), a significant change in the long-lived assets’ use or physical condition, the introduction of competing technologies, and legal and regulatory challenges. The Company groups individual assets at the lowest level of identifiable cash flows and, if impairment triggers are present, performs an undiscounted cash flow analysis to identify assets or asset groups that may not be recoverable. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset group, the asset group is not recoverable and impairment is recognized to the extent the carrying amount exceeds the estimated fair value of the asset group. A fair value assessment is performed on assets or asset groups identified as not being recoverable using a discounted cash flow analysis to determine if an impairment has occurred. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset or asset group. The discounted cash flow analysis consists of estimating the future cash flows that are directly associated with, and are expected to arise from, the use and eventual disposition of the asset over its remaining useful life. These estimated discounted cash flows are inherently subjective and includes significant assumptions, specifically the forecasted revenue, forecasted operating margins, and the discount rate assumptions and require estimates based upon historical experience and future expectations. The fair value of the asset or asset group is measured using market prices, or in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

We generally group operating assets by product line of the respective region. We have long-lived assets, such as facilities, utilized by multiple operating divisions that do not have identifiable cash flows and impairment testing for these long-lived assets is based on the consolidated entity.

The unprecedented global economic and industry conditions resulting from the decline in demand and impact from the COVID-19 pandemic were identified as impairment indicators. As a result, we performed impairment assessments quarterly in 2020 through analysis of the undiscounted cash flow of our asset groups, which include property, plant and equipment, definite-lived intangible assets, goodwill and right of use assets. As of March 31, 2020, and as of June 30, 2020, we identified that impairment occurred in certain asset groups and with the assistance of third-party valuation advisors we determined the fair value of those asset groups. Based on our impairment tests, we determined the carrying amount of certain long-lived asset groups exceeded their respective fair values and we recognized of long-lived asset impairments in “Impairments and Other Charges” on the accompanying Consolidated Statements of Operations during the year ended December 31, 2020. See “Note 7 – Long-Lived Assets Impairment”, “Note 11 – Goodwill and Intangibles, Net” and “Note 14 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the impairment and the fair value determination used in the impairment calculation.

The fair values of our long-lived assets were determined using discounted cash flow or Level 3 fair value analyses. The unobservable inputs to the income approach included the estimated discounted future cash flows by asset group and significant
Weatherford International plc – 2021 Form 10-K | 36

Table of Contents    Critical Accounting Policies and Estimates
assumptions, specifically the forecasted revenue, forecasted operating margins, and discount rate assumptions used to determine the fair value of certain asset groups.

The 2019 impairments were due to the sustained downturn in the energy services industry that resulted in us having to reassess our disposal groups for our land drilling rigs. The change in our expectations of the market’s recovery, in addition to successive negative operating cash flows in certain disposal asset groups represented an indicator that those assets will no longer be recoverable over their remaining useful lives. The Level 3 fair values of the long-lived assets were determined using a combination of the market approach and the income approach. The market approach considered market sales values for similar assets. The unobservable inputs to the income approach included the assets’ estimated future cash flows and estimates of discount rates commensurate with the assets’ risks. See “Note 14 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information regarding the fair value determination used in the impairment calculation.

The decline and its impact on demand represent a significant adverse change in the business climate and an indication that some of our long-lived assets may not be recoverable. Based on the impairment indicators noted we performed an analysis of our long-lived assets in 2020 and 2019 and recorded long-lived and other asset impairment charges to adjust to fair value. See “Note 7 – Long-Lived Assets Impairment” for additional information regarding the long-lived assets impairment.

Management cannot predict the occurrence of future impairment-triggering events, so we continue to assess whether indicators of impairment to long-lived assets exist due to the current business conditions in the energy services industry.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See “Note 21 – Income Taxes” for detailed discussion of results.

We recognize the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in approximately 75 countries through hundreds of legal entities. As a result, we are subject to numerous tax laws in the jurisdictions, and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions in which we operate are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), withholding taxes based on revenue, and other alternative minimum taxes. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities.

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

Weatherford International plc – 2021 Form 10-K | 37

Table of Contents    Critical Accounting Policies and Estimates
Valuation Allowance for Deferred Tax Assets

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of near-term future taxable income. The assessment requires significant judgment.

We have considered various tax planning strategies that we would implement, if necessary, to enable the realization of our deferred tax assets; however, when the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to our income tax provision in the period in which the determination is made. The Company concluded it was not able to realize the benefits of its deferred tax assets and has established a valuation allowance. Our valuation allowance on our deferred tax assets was $1.4 billion at December 31, 2021.

Inventory Reserves

Inventory represents a significant component of current assets and is stated at the lower of cost or net realizable value using either the first-in, first-out (“FIFO”) or average cost method. To maintain a book value that is the lower of cost or net realizable value, we maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we review inventory quantities on hand, future product demand, market conditions, production requirements and technological obsolescence. This review requires us to make judgments regarding potential future outcomes. Our estimates included assessing the impact of the COVID-19 pandemic and the resulting impact to our business forecast. Our assessment of our inventory specifically identified inventory in which we could not forecast demand and excess and obsolete inventory. At December 31, 2021, inventory reserves of $159 million represented 19% of gross inventory and at December 31, 2020 inventory reserves of $119 million represented 14% of gross inventory. We believe that our inventory reserves as of December 31, 2021 are adequate to properly state inventory at the lower of cost or net realizable value. See “Note 9 – Inventories, Net” for further details.

Weatherford International plc – 2021 Form 10-K | 38

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
•further spread and potential for a resurgence of COVID-19 in a given geographic region and related disruptions to our business, employees, customers, suppliers and other partners and additional regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including vaccination requirements and the associated availability of vaccines, restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions;
•the price and price volatility of, and demand for, oil, natural gas and natural gas liquids;
•member-country quota compliance within the Organization of Petroleum Exporting Countries (“OPEC”);
•our ability to realize expected revenues and profitability levels from current and future contracts;
•our ability to generate cash flow from operations to fund our operations;
•our ability to comply with, and respond to, climate change, environmental, social and governance and other “sustainability” initiatives and future legislative and regulatory measures both globally and in the specific geographic regions in which we and our customers operate;
•our ability to effectively and timely address the need to conduct our operations and provision of services to our customers more sustainably and with a lower carbon footprint;
•our ability to effectively and timely adapt our technology portfolio, products and services to address and participate in changes to the market demands for the transition to alternate sources of energy such as geothermal, carbon capture and responsible abandonment, including our digitalization efforts;
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
•our ability to service our debt obligations;
•potential non-cash asset impairment charges for long-lived assets, intangible assets or other assets;
•adverse weather conditions in certain regions of our operations; and
•failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations.

Many of these factors are macro-economic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, affect us in ways or to an extent that we currently do not expect or consider to be significant, or
Weatherford International plc – 2021 Form 10-K | 39

Table of Contents    Forward-Looking Statements
should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this annual report as anticipated, believed, estimated, expected, intended, planned or projected.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Exchange Act and the Securities Act of 1933 (as amended, the “Securities Act”). For additional information regarding risks and uncertainties, see our other filings with the SEC.

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

We recognized foreign currency exchange losses of $9 million and $34 million for the Successor years ended December 31, 2021 and 2020, respectively, and $14 million for Combined 2019 Predecessor Period. The unfavorable loss in 2021 and 2020 primarily relates to the weakening of foreign currencies resulting from the impacts of the COVID-19 pandemic. Foreign currency exchange losses and currency devaluation charges are included in current earnings in “art II – Item 8. – Financial Statements and Supplementary Data – Consolidated Statements of Operations”. For additional details see “Part II - Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations. – Other Income (Expense), Net.”

Foreign Currency, Foreign Currency Forward Contracts and Cross-Currency Swaps

Assets and liabilities of entities where the functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. The resulting translation adjustments are reflected in Accumulated Other Comprehensive Loss in the Shareholders’ Deficiency section on our Consolidated Balance Sheets.

As of December 31, 2021 and 2020, we had outstanding foreign currency forward contracts with total notional amounts aggregating $349 million and $337 million, respectively. These contracts were entered into in order to hedge our net monetary exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts owed associated with closed contracts resulted in an immaterial net liability in both periods. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

Interest Rates

We are subject to interest rate risk on our long-term fixed-interest rate debt borrowings. Fixed rate debt exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance any maturing debt with new debt at a higher rate. All else being equal, the fair value of our fixed rate debt will increase or decrease inversely to changes in interest rates.
Weatherford International plc – 2021 Form 10-K | 40

Table of Contents    Forward-Looking Statements
Our senior notes outstanding at December 31, 2021 and 2020, and that were subject to interest rate risk consist of the following:

	December 31, 2021		December 31, 2020
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
11.00% Exit Notes due 2024	$300	$311	$2,098	$1,628
8.75% Senior Secured Notes due 2024	—	—	455	507
6.5% Senior Secured Notes due 2028	488	528	—	—
8.625% Senior Notes due 2030	1,584	1,660	—	—
Total Long-Term Debt	$2,372	$2,499	$2,553	$2,135

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

PAGE

Reports of Independent Registered Public Accounting Firm (KPMG LLP, Houston, TX Firm ID 185)	42

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, and the period from December 14, 2019 through December 31, 2019 (Successor periods), and for the period from January 1, 2019 through December 13, 2019 (Predecessor period)	45

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020, and the period from December 14, 2019 through December 31, 2019 (Successor periods), and for the period from January 1, 2019 through December 13, 2019 (Predecessor period)	46

Consolidated Balance Sheets as of December 31, 2021 and 2020	47

Consolidated Statements of Shareholders’ Equity (Deficiency) for the years ended December 31, 2021 and 2020, and the period from December 14, 2019 through December 31, 2019 (Successor periods), and for the period from January 1, 2019 through December 13, 2019 (Predecessor period)	48

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and the period from December 14, 2019 through December 31, 2019 (Successor periods), and for the period from January 1, 2019 through December 13, 2019 (Predecessor period)	49

Notes to Consolidated Financial Statements	50

Financial Statement Schedule II:

Valuation and Qualifying Accounts and Allowances	95
Weatherford International plc – 2021 Form 10-K | 41

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Weatherford International plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Weatherford International plc and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2021 and for the period from December 14, 2019 to December 31, 2019 (Successor periods) and for the period from January 1, 2019 to December 13, 2019 (Predecessor period), and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the Successor and Predecessor periods, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New Basis of Accounting
As discussed in Notes 2 and 3 to the consolidated financial statements, on September 11, 2019, the United States Bankruptcy Court for the Southern District of Texas entered an order confirming the Company’s plan for reorganization under Chapter 11, which became effective on December 13, 2019. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification Subtopic 852-10, Reorganizations, for the Successor as a new entity with assets, liabilities, and a capital structure having carrying amounts not comparable with prior periods.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment triggering events related to certain long-lived assets
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company evaluates long-lived assets, consisting of property, plant and equipment, definite-lived intangible assets, and operating lease right-of-use assets, for impairment whenever events or changes in circumstances, known as triggering events, indicate that the carrying amount of an asset or asset group may not be recoverable. The triggering events evaluated by the Company include reduced or expected sustained decreases in cash flows generated by an asset or asset group, negative changes in industry conditions (such as global rig count, commodity prices, and the global economy), a significant change in the long-lived asset’s use or physical condition, the introduction of competing technologies, and legal and regulatory challenges. The carrying value of long-lived assets as of December 31, 2021 was $1.8 billion.

Weatherford International plc – 2021 Form 10-K | 42

We identified the assessment of impairment triggering events related to certain long-lived asset groups as a critical audit matter. The assessment of whether (i) reduced or expected sustained decreases in cash flows generated by an asset group and (ii) negative changes in industry conditions represented a triggering event required a higher degree of subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s triggering events assessment. This included a control related to the Company’s process to identify and evaluate triggering events that indicate the carrying value of an asset or asset group may not be recoverable. We evaluated the Company’s identification of triggering events related to the evaluation of cash flow trends for certain asset groups by comparing historical cash flow trends to the asset groups’ carrying values. Further, we evaluated the Company’s assessment of changes in industry conditions by comparing them to changes in global rig count, commodity prices, and economic outlook using data obtained from publicly available industry and market information.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Houston, Texas
February 17, 2022
Weatherford International plc – 2021 Form 10-K | 43

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Weatherford International plc:

Opinion on Internal Control Over Financial Reporting
We have audited Weatherford International plc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2021 and for the period from December 14, 2019 to December 31, 2019 (Successor periods) and for the period from January 1, 2019 to December 13, 2019 (Predecessor period), and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 17, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Houston, Texas
February 17, 2022
Weatherford International plc – 2021 Form 10-K | 44

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
			Period From	Period From
			12/14/2019	1/1/2019
	Years Ended		through	through
(Dollars and shares in millions, except per share amounts)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Revenues:
Services	$2,353	$2,250	$150	$3,135
Products	1,292	1,435	111	1,819
Total Revenues	3,645	3,685	261	4,954
Costs and Expenses:
Cost of Services	1,547	1,550	108	2,168
Cost of Products	1,169	1,257	100	1,685
Research and Development	85	97	7	136
Selling, General and Administrative	738	837	45	895
Goodwill and Long-Lived Assets Impairment	—	1,053	—	750
Restructuring Charges	—	206	—	189
Other Charges (Credits), Net	(10)	171	—	339
Prepetition Charges	—	—	—	86
Gain on Sale of Businesses, Net	—	—	—	(112)
Total Costs and Expenses	3,529	5,171	260	6,136
Operating Income (Loss)	116	(1,486)	1	(1,182)

Other Income (Expense):
Interest Expense, Net	(260)	(251)	(12)	(362)
Loss on Extinguishment of Debt and Bond Redemption Premium	(170)	—	—	—
Loss on Termination of ABL Credit Agreement	—	(15)	—	—
Reorganization Items	—	(9)	(4)	5,389
Other Expense, Net	(29)	(53)	—	(26)
Income (Loss) Before Income Taxes	(343)	(1,814)	(15)	3,819
Income Tax Provision	(86)	(85)	(9)	(135)
Net Income (Loss)	(429)	(1,899)	(24)	3,684
Net Income Attributable to Noncontrolling Interests	21	22	2	23
Net Income (Loss) Attributable to Weatherford	$(450)	$(1,921)	$(26)	$3,661

Basic and Diluted Loss Per Share Attributable to Weatherford	$(6.43)	$(27.44)	$(0.37)	$3.65
Basic and Diluted Weighted Average Shares Outstanding	70	70	70	1,004

The accompanying notes are an integral part of these consolidated financial statements.
Weatherford International plc – 2021 Form 10-K | 45

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor			Predecessor
			Period From	Period From
			12/14/2019	1/1/2019
	Years Ended		through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Net Income (Loss)	$(429)	$(1,899)	$(24)	$3,684
Foreign Currency Translation	(5)	(38)	7	52
Defined Benefit Pension Activity	13	(14)	2	(11)
Interest Rate Derivative Loss	—	—	—	8
Other Comprehensive Income (Loss)	8	(52)	9	49
Comprehensive Income (Loss)	(421)	(1,951)	(15)	3,733
Comprehensive Income Attributable to Noncontrolling Interests	21	22	2	23
Comprehensive Income (Loss) Attributable to Weatherford	$(442)	$(1,973)	$(17)	$3,710

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2021 Form 10-K | 46

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and shares in millions, except par value)	2021	2020
Assets:
Cash and Cash Equivalents	$951	$1,118
Restricted Cash	162	167
Accounts Receivable, Net of Allowance for Credit Losses of $31 at December 31, 2021 and $32 at December 31, 2020	825	826
Inventories, Net	670	717
Other Current Assets	303	349
Total Current Assets	2,911	3,177

Property, Plant and Equipment, Net of Accumulated Depreciation of $623 at December 31, 2021 and $367 at December 31, 2020	996	1,236
Intangible Assets, Net of Accumulated Amortization of $328 at December 31, 2021 and $173 at December 31, 2020	657	810
Operating Lease Right-of-Use Assets	113	138
Other Non-current Assets	97	73
Total Assets	$4,774	$5,434

Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$12	$13
Accounts Payable	380	325
Accrued Salaries and Benefits	343	297
Income Taxes Payable	140	185
Current Portion of Operating Lease Liabilities	59	71
Other Current Liabilities	398	471
Total Current Liabilities	1,332	1,362

Long-term Debt	2,416	2,601
Operating Lease Liabilities	128	177
Other Non-current Liabilities	402	357
Total Liabilities	4,278	4,497

Shareholders’ Equity:
Ordinary Shares - Par value $0.001; Authorized 1,356, Issued and Outstanding 70 at December 31, 2021 and 2020	—	—
Capital in Excess of Par Value	2,904	2,897
Retained Deficit	(2,397)	(1,947)
Accumulated Other Comprehensive Loss	(35)	(43)
Weatherford Shareholders’ Equity	472	907
Noncontrolling Interests	24	30
Total Shareholders’ Equity	496	937
Total Liabilities and Shareholders’ Equity	$4,774	$5,434

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2021 Form 10-K | 47

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity (Deficiency)
Balance at December 31, 2018 (Predecessor)	$1	$6,711	$(8,671)	$(1,746)	$39	$(3,666)
Net Income (Loss)	—	—	3,661	—	23	3,684
Other Comprehensive Income	—	—	—	49	—	49
Dividends to NCI	—	—	—	—	(22)	(22)
Equity Awards Granted, Vested and Exercised	—	22	—	—	—	22
Equity Awards Vested and Cancelled in Connection With the Plan	—	24	—	—	—	24
Other Activity	—	—	—	—	2	2
Elimination of Predecessor Equity Balances	(1)	(6,757)	5,010	1,697	—	(51)
Issuance of New Ordinary Shares to Creditors in Connection with the Plan	—	2,837	—	—	—	2,837
Issuance of New Ordinary Shares to Prior Shareholders	—	29	—	—	—	29
Equity Value of Warrants	—	31	—	—	—	31
Fresh Start Adjustment to NCI	—	—	—	—	(8)	(8)
Balance at December 13, 2019 (Successor)	$—	$2,897	$—	$—	$34	$2,931
Net Income (Loss)	—	—	(26)	—	2	(24)
Other Comprehensive Income	—	—	—	9	—	9
Balance at December 31, 2019 (Successor)	$—	$2,897	$(26)	$9	$36	$2,916
Net Income (Loss)	—	—	(1,921)	—	22	(1,899)
Other Comprehensive Income	—	—	—	$(52)	—	(52)
Dividends to NCI	—	—	—	—	(28)	(28)
Balance at December 31, 2020 (Successor)	$—	$2,897	$(1,947)	$(43)	$30	$937
Net Income (Loss)	—	—	(450)	—	21	(429)
Equity Awards, Granted, Vested and Exercised	—	7	—	—	—	7
Other Comprehensive Income	—	—	—	8	—	8
Dividends to NCI	—	—	—	—	(27)	(27)
Balance at December 31, 2021 (Successor)	$—	$2,904	$(2,397)	$(35)	$24	$496

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2021 Form 10-K | 48

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Successor			Predecessor
			Period From	Period From
			12/14/2019	1/1/2019
	Years Ended		through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Cash Flows From Operating Activities:
Net Income (Loss)	$(429)	$(1,899)	$(24)	$3,684
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	440	503	34	447
Bond Redemption Premium and Loss on Extinguishment of Debt and Termination of ABL Credit Agreement	170	15	—	—
Gain on Settlement of Liabilities Subject to Compromise	—	—	—	(4,297)
Reorganization Items	—	—	—	(1,161)
Goodwill and Long-Lived Assets Impairment	—	1,053	—	750
Inventory Charges	62	210	—	159
Asset Write-Downs and Other Charges	—	60	—	145
Employee Share-Based Compensation Expense	25	—	—	46
Loss (Gain) on Disposition of Assets	(22)	2	—	—
Gain on Sale Businesses, Net	—	—	—	(112)
Deferred Income Tax Provision (Benefit)	(10)	(5)	—	25
Change in Operating Assets and Liabilities, Net:
Accounts Receivable	(6)	378	36	(135)
Inventories	(18)	64	18	(215)
Accounts Payable	56	(250)	(79)	(72)
Other Assets and Liabilities, Net	54	79	76	(11)
Net Cash Provided by (Used in) Operating Activities	$322	$210	$61	$(747)
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	$(85)	$(154)	$(20)	$(250)
Proceeds from Divestiture of Businesses and Investments	—	11	7	328
Proceeds from Disposition of Assets	41	22	—	84
Proceeds from Bond Maturities	—	50	—	—
Other Investing Activities	(39)	(4)	(1)	(13)
Net Cash Provided by (Used in) Investing Activities	$(83)	$(75)	$(14)	$149
Cash Flows From Financing Activities:
Borrowings of Long-term Debt	$2,073	$453	$—	$1,600
Repayments of Long-term Debt	(2,313)	(9)	(1)	(318)
Bond Redemption Premium	(131)	—	—	—
Repayments of Short-term Debt, Net	(4)	(27)	(1)	(347)
Borrowings on Debtor in Possession (“DIP”) Credit Agreement	—	—	—	1,529
Repayment on DIP Credit Agreement upon Emergence	—	—	—	(1,529)
DIP Financing Fees and Payments on Backstop Agreement	—	—	—	(137)
Deferred Consideration Payment	—	(24)	—	—
Other Financing Activities, Net	(28)	(45)	—	(49)
Net Cash Provided by (Used in) Financing Activities	$(403)	$348	$(2)	$749
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	2	1	1
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(172)	485	46	152
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,285	800	754	602
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,113	$1,285	$800	$754
Supplemental Cash Flow Information
Interest Paid	$269	$232	$—	$272
Income Taxes Paid, Net of Refunds	$62	$79	$2	$89
 The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2021 Form 10-K | 49

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – Summary of Significant Accounting Policies

Organization and Nature of Operations

Weatherford International plc (“Weatherford Ireland”), an Irish public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a multinational energy services company. Weatherford is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil, geothermal and natural gas wells. We operate in approximately 75 countries and have service and sales locations in oil and natural gas producing regions globally. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

The authorized share capital of Weatherford includes 1.356 billion ordinary shares with a par value of $0.001 per share. On June 1, 2021, The Nasdaq Stock Market LLC stock exchange (“NASDAQ”) approved our application for the listing of our ordinary shares. In connection with the listing, we became subject to the reporting requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Our ordinary shares began trading on The Nasdaq Global Select Market on June 2, 2021 under the ticker symbol “WFRD”.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for annual financial information. We consolidate all wholly owned subsidiaries and controlled joint ventures. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation, including “Note 4 – Segment Information”. Prior year net income (loss) and shareholders’ equity (deficiency) were not affected by these reclassifications.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including those related to allowance for credit losses, inventory valuation reserves, recoverability of long-lived assets, useful lives used in depreciation and amortization, income taxes and related valuation allowance, accruals for contingencies, actuarial assumptions to determine costs and liabilities related to employee benefit plans, and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the most significant estimates and assumptions are associated with the recoverability of long-lived assets impairment assessment, inventory valuation reserves and estimating our income tax provision, including uncertain tax positions and the valuation of deferred taxes. Actual results could differ from those estimates.

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

During bankruptcy in 2019, we classified all income, expenses, gains or losses that were incurred or realized as a result of the Chapter 11 proceedings as “Reorganization Items” in our 2019 Consolidated Statements of Operations through the Effective Date.

Weatherford International plc – 2021 Form 10-K | 50

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
In accordance with Accounting Standards Codification “ASC” 852 - Reorganizations, we qualified for and adopted fresh start accounting (“Fresh Start Accounting”) on the Fresh Start Reporting Date, at which point we became a new entity for financial reporting because (i) the holders of the then existing ordinary shares of the Predecessor company received less than 50% of the new ordinary shares of the Successor company outstanding upon emergence and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

Upon adoption of Fresh Start Accounting, the reorganization value derived from the enterprise value associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their estimated fair values (except for deferred income taxes), with the remaining excess value allocated to Goodwill in accordance with ASC 805 – Business Combinations. Deferred income tax amounts were determined in accordance with ASC 740 – Income Taxes.

For more information, see “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” and “Note 3 – Fresh Start Accounting.” The Company’s financial results for periods following the application of Fresh Start Accounting are and will be different from the Predecessor historical trends and the differences may be material.

References to “Predecessor” relate to the Consolidated Statements of Operations for the period from January 1, 2019 through and including the adjustments from the application of Fresh Start Accounting on December 13, 2019 (“Predecessor Period”). References to “Successor” relate to the Consolidated Balance Sheets of the reorganized Company as of December 31, 2021 and 2020 and Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 and for the period from December 14, 2019 through December 31, 2019 (“Successor Periods”) and are not comparable to the Consolidated Financial Statements of the Predecessor as indicated by the “black line” division in the financials and footnote tables, which emphasizes the lack of comparability between amounts presented.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Our restricted cash balance of $162 million at December 31, 2021 and $167 million at December 31, 2020 primarily includes cash collateral for certain of our letters of credit facilities.

Allowance for Credit Losses on Accounts Receivables

We establish an allowance for credit losses based on various factors to including historical experience, current conditions and environments in which our customers operate, the aging status and reasonable and supportable forecasts. The determination of the collectability requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness, as well as consideration of the overall business and political climate in which our customers operate. Our customer base has generally similar collectability risk characteristics, although risk profiles can vary between larger independent customers and state-owned customers, which may have a lower risk than smaller independent customers. Provisions for credit losses are recorded based on estimated losses on customer accounts that may become uncollectible.

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

As of December 31, 2021, accounts receivable in Mexico and the U.S. accounted for 22% and 15%, respectively, of our total net outstanding account receivables. Although we have experienced delay of payments in Mexico, the balances due are not
Weatherford International plc – 2021 Form 10-K | 51

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
in dispute and we do not expect to have any material write-offs of receivables in the country. No other country accounted for more than 10% of our net outstanding accounts receivables balance. For the years ended December 31, 2021, 2020 and 2019, no individual customer accounted for more than 10% of our consolidated revenues.

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

Property, Plant and Equipment (“PP&E”)

PP&E is both owned and under finance leases, and is initially stated at cost and depreciated over its estimated life. Subsequently, PP&E is measured at cost less accumulated depreciation and impairment losses. The carrying values are based on our estimates and judgments relative to capitalized costs, useful lives and salvage value, where applicable.

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

Goodwill

As of December 31, 2021 and 2020, we no longer carried goodwill on our Consolidated Balance Sheets. See Note 11 – Goodwill and Intangibles, Net for further discussion. Goodwill represented the excess of consideration paid (or with respect to our 2019 Fresh Start Accounting, the excess of reorganization value) over the fair value of net tangible and identifiable intangible assets acquired. Goodwill was not amortized but was evaluated for impairment. When we carried goodwill on our Consolidated Balance Sheets, we performed an impairment test for goodwill annually as of October 1 or more frequently whenever events and changes in the circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The quantitative step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units that have goodwill assigned with their carrying values. If the carrying value of a reporting unit’s goodwill were to exceed its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Other Intangible Assets

With respect to the Successor and as a result of Fresh Start Accounting, our newly established identifiable intangible assets included developed technologies and our trade name. Successor identifiable intangible assets are being amortized on a straight-line basis over their estimated economic lives generally ranging from five to 10 years. We amortize developed technology over 5 years and our trade names over 10 years. As many areas of our business rely on patents and proprietary technology, we seek patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. We capitalize patent defense costs when we determine that a successful defense is probable.

Weatherford International plc – 2021 Form 10-K | 52

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Long-Lived Assets

Long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances, known as triggering events, indicate that we may not be able to recover the carrying amount of the asset or asset group. Triggering events include, but are not limited to, reduced or expected sustained decreases in cash flows generated by an asset group, negative changes in industry conditions (such as global rig count, commodity prices, and the global economy), a significant change in the long-lived asset’s use or physical condition, the introduction of competing technologies, and legal and regulatory challenges. The Company groups individual assets at the lowest level of identifiable cash flows and, if impairment triggers are present, performs an undiscounted cash flow analysis to identify assets or asset groups that may not be recoverable.

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

Foreign Currency

Results of operations for our foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included in “Accumulated Other Comprehensive Loss”, a component of Shareholders’ Equity (Deficiency).

For our subsidiaries that have a functional currency that differs from the currency of their balances and transactions, inventories, PP&E and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured into the functional currency using historical exchange rates. All monetary assets and liabilities are remeasured into the functional currency at current exchange rates. All revenues and expenses are translated into the functional currency at average exchange rates. Remeasurement gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. We record net foreign currency gains and losses on foreign currency derivatives (see “Note 15 – Derivative Instruments”) and currency devaluation charges, when incurred, in “Other Income (Expense), Net” on the accompanying Consolidated Statements of Operations.

Share-Based Compensation

We account for equity-classified share-based payment awards, including awards issued under employee stock purchase plans, stock options, restricted shares, restricted share units and performance units by measuring these awards at the date of grant and recognizing the grant date fair value as an expense, net of forfeitures, over the service period, which is usually the vesting period. Liability-classified awards, such as phantom restricted share units, are remeasured at their current market value at the end of each reporting period over the service period.

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
Weatherford International plc – 2021 Form 10-K | 53

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

Leases

We lease certain facilities, land, vehicles, and equipment. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Operating lease right of use (“ROU”) assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. We determine if an arrangement is classified as a lease at inception of the arrangement. As most of our leases do not provide an implicit rate of return, on a quarterly basis, we use our incremental borrowing rate, together with the lease term information available at commencement date of the lease, in determining the present value of lease payments. For certain equipment leases, such as copiers and vehicles, we account for the leases under a portfolio method. Operating lease payments include related options to extend or terminate lease terms that are reasonably certain of being exercised.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed and unbilled accounts receivable, contract assets, and customer advances and deposits (contract liabilities classified as deferred revenues). Receivables are included in “Accounts Receivable, Net,” contract assets are included in “Other Current Assets” and contract liabilities are included in “Other Current Liabilities” on our Consolidated Balance Sheets.

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

Weatherford International plc – 2021 Form 10-K | 54

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

Weatherford International plc – 2021 Form 10-K | 55

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

2 – Emergence from Chapter 11 Bankruptcy Proceedings

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

Emergence

The Company emerged from Chapter 11 with an Effective Date of December 13, 2019, except as noted below:

(1)the Company amended and restated its memorandum and articles of association on December 10, 2019;
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
(5)the Company issued a $2.1 billion aggregate principal amount of unsecured 11.00% Exit Notes due 2024; for additional details see “Note 13 – Borrowings and Other Debt Obligations”;
(6)the Company entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $450 million (the “ABL Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent; for additional details see Note 13 – Borrowings and Other Debt Obligations;
(7)the Company entered into a senior secured letter of credit agreement in an aggregate amount of $195 million (the “LC Credit Agreement”) for issuance of bid and performance letters of credit; for additional details see Note 13 – Borrowings and Other Debt Obligations;
(8)the Company issued 69,999,954 shares of Successor new ordinary shares (“New Ordinary Shares”) to the holders of the Company’s existing senior notes and holders of the existing ordinary shares (“Old Ordinary Shares”); for additional details see “Note 19 – Shareholders’ Equity (Deficiency)”;
(9)the Company issued warrants (the “New Warrants”), to holders of the Company’s existing Old Ordinary Shares, to purchase up to an aggregate of 7,777,779 New Ordinary Shares in the Company at an exercise price of $99.96 per ordinary share. The New Warrants are exercisable until the earlier of December 13, 2023 and the date of consummation of any liquidity event as defined in the Warrant Agreement; for additional details see “Note 19 – Shareholders’ Equity (Deficiency)”.
Weatherford International plc – 2021 Form 10-K | 56

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

Weatherford International plc – 2021 Form 10-K | 57

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
3 – Fresh Start Accounting

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

Reorganization Value

Under ASC 852, the Successor determined a value to be assigned to the equity of the emerging entity as of the date of adoption of Fresh Start Accounting. The Company engaged valuation experts to assist management in the allocation of such enterprise value to the assets and liabilities for financial reporting purposes based on management’s latest outlook as of the effective date. Based on this reassessment, the Company deemed it appropriate to use an enterprise value of $4.5 billion for financial reporting purposes.

The following table reconciles the enterprise value to the estimated fair value of our Successor common shares as of the Fresh Start Reporting Date:

(Dollars in millions)	Fresh Start Reporting Date
Enterprise Value	$4,516
Plus: Cash and Cash Equivalents (includes $25 million cash collateral released from restricted cash on 12/17/19)	518
Less: Fair Value of Debt	(2,103)
Fair Value of Successor Equity as of December 13, 2019	$2,931

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

Weatherford International plc – 2021 Form 10-K | 58

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

4 – Segment Information

The Company's chief operating decision maker (“CODM”), our chief executive officer, regularly reviews information to make operating decisions, allocate resources and assess performance of the business. During the fourth quarter of 2021, the CODM changed the information regularly reviewed to be aligned with how we offer our services and technologies in relation to the well life cycle and we have realigned our reportable segments to reflect the change. All of our segments are enabled by a full suite of digital, monitoring, optimization and artificial intelligence solutions providing services throughout the well life cycle, including responsible responsible abandonment. We now have three reportable segments: (1) Drilling and Evaluation (2) Well Construction and Completions, and (3) Production and Intervention. Previously we had two geographic based reportable segments, Western Hemisphere and Eastern Hemisphere.

Drilling and Evaluation (“DRE”) offers a suite of services including managed pressure drilling, drilling services, wireline and drilling fluids. DRE offerings range from early well planning to reservoir management through innovative tools and expert engineering to optimize reservoir access and productivity.

Well Construction and Completions (“WCC”) offers products and services for well integrity assurance across the full life cycle of the well. The primary offerings are tubular running services, cementation products, completions, liner hangers and well services. WCC deploys conventional to advanced technologies, providing safe and efficient services in any environment during the well construction phase.

Production and Intervention (“PRI”) offers a suite of reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in conventional and unconventional wells, deep water, and aging reservoirs. The primary offerings are intervention services & drilling tools, artificial lift, production automation & software, sub-sea intervention and pressure pumping services in select markets.

Total revenues are from external customers and segment revenues are specific to our three reportable segments and all other revenues are specific to our non-operating segment revenues. Revenues are further described in “Note 5 – Revenues.”

Additionally, we have changed our primary measure of segment profitability to segment adjusted EBITDA, which is based on segment earnings before interest, taxes, depreciation, amortization, share-based compensation expense and other adjustments. Research and development expenses are included in segment adjusted EBITDA. Corporate and other includes business activities related to all other segments (profit and loss), corporate and other expenses (overhead support and centrally managed or shared facilities costs) that do not individually meet the criteria for segment reporting.

We have revised our segment reporting to reflect our current management approach and recast prior periods to conform to the current segment presentation.
Weatherford International plc – 2021 Form 10-K | 59

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Successor			Predecessor
			Period From	Period From
			12/14/2019	1/1/2019
	Year Ended	Year Ended	through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Revenues:
Drilling and Evaluation	$1,066	$1,044	$67	$1,407
Well Construction and Completions	1,353	1,414	90	1,583
Production and Intervention	1,127	1,106	86	1,673
Segment Revenues	3,546	3,564	243	4,663
All Other	99	121	18	291
Total Revenues	$3,645	$3,685	$261	$4,954

Segment Adjusted EBITDA:
Drilling and Evaluation	$186	$132	$(3)	$219
Well Construction and Completions	256	273	19	225
Production and Intervention	191	154	20	216
Segment Adjusted EBITDA	$633	$559	$36	$660
Corporate and Other	(62)	(100)	(1)	(104)
Depreciation and Amortization	(440)	(503)	(34)	(447)
Share-based Compensation Expense (a)	(25)	—	—	(24)
Other Adjustments (b)	10	(1,442)	—	(1,267)
Operating Income (Loss)	$116	$(1,486)	$1	$(1,182)
(a)See “Note 18 – Share-Based Compensation” for additional information.
(b)Other adjustments include goodwill and long-lived asset impairments, restructuring charges, prepetition charges, gain on sale of businesses and other charges and credits, net as applicable to the periods presented. See “Note 7 – Long-Lived Assets Impairment”, “Note 11 – Goodwill and Intangibles, Net”, “ Note 8 – Restructuring Charges”, “ Note 6 – Impairments and Other Charges, Net”, and “Note 2 – Emergence from Chapter 11 Bankruptcy Proceedings” for additional information. In the 2020 Successor and 2019 Predecessor Periods, the segment adjusted EBITDA of Well Construction and Completions includes $12 million and $15 million, respectively, of gains on sales of operational assets.

Weatherford International plc – 2021 Form 10-K | 60

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

Depreciation and amortization and capital expenditures by segment are summarized in the table below:

	Successor			Predecessor
			Period From	Period From
	Year	Year	12/14/2019	1/1/2019
	Ended	Ended	through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Depreciation and Amortization:
Drilling and Evaluation	$164	$183	$11	$168
Well Construction and Completions	123	151	9	115
Production and Intervention	102	112	9	121
Corporate and Other	51	57	5	43
Total Depreciation and Amortization	$440	$503	$34	$447

Capital Expenditures:
Drilling and Evaluation	$18	$27	$10	$88
Well Construction and Completions	18	23	6	59
Production and Intervention	36	73	2	60
Corporate and Other	13	31	2	43
Total Capital Expenditures	$85	$154	$20	$250
Corporate and other depreciation and amortization and capital expenditures were for business activities related to all other segments (profit and loss), corporate and other expenses (overhead support and centrally managed or shared facilities costs) that do not individually meet the criteria for segment reporting.

Total assets by segment are summarized in the table below:

	December 31,
(Dollars in millions)	2021	2020
Total Assets:
Drilling and Evaluation	$783	$950
Well Construction and Completions	974	1,100
Production and Intervention	686	768
Total Reportable Segment Assets	2,443	2,818
Corporate and Other	2,331	2,616
Total	$4,774	$5,434

Corporate and other assets primarily include cash and cash equivalents, certain intangibles, and centrally managed or shared facilities.

Weatherford International plc – 2021 Form 10-K | 61

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

Long-lived Assets by Geographic Areas

Long-lived assets by geographic area are summarized below and includes PP&E, intangibles and ROU assets at December 31, 2021 and December 31, 2020. Long-lived assets were zero in Ireland, our country of domicile in both years and in the U.S. were $238 million and $306 million as of December 31, 2021 and December 31, 2020, respectively. North America in the table below consists of the U.S. and Canada.

	December 31,
(Dollars in millions)	2021	2020
Long-Lived Assets:
North America	$324	$403
Latin America	265	289
Europe/Sub-Sahara Africa/Russia	337	463
Middle East/North Africa/Asia	840	1,029
Total Long-Lived Assets	$1,766	$2,184

5 – Revenues

Disaggregated Revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenue is derived from short term contracts. Our services and products are generally sold based upon purchase orders, contracts or other legally enforceable arrangements with our customers that include fixed or determinable prices but do not generally include right of return provisions or other significant post-delivery obligations. For additional details on our revenue recognition policies see “Note 1 – Summary of Significant Accounting Policies”.

The unmanned equipment that we lease to customers as operating leases consists primarily of drilling rental tools and artificial lift pumping equipment (in the Production and Intervention reportable segment). These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. Equipment revenues recognized under Topic 842 was $131 million, $150 million and $12 million in 2021, 2020 and 2019 Successor Periods, respectively, and $284 million in the 2019 Predecessor Period.

The following tables disaggregate our revenues from contracts with customers by geographic region and includes equipment rental revenues. Revenues in the U.S. were $678 million, $720 million and $59 million in the 2021, 2020 and 2019 Successor Periods, respectively, and $1.3 billion in the 2019 Predecessor Period. We had no revenue in our country of domicile (Ireland) in the 2021, 2020 and 2019 Successor Periods, and the 2019 Predecessor Period. North America in the table below consists of the U.S. and Canada.

	Successor			Predecessor
			Period From	Period From
			12/14/2019	1/1/2019
	Year Ended	Year Ended	through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Revenues by Geographic Areas:
North America	$896	$889	$68	1,548
Latin America	814	697	53	1,072
Europe/Sub-Sahara Africa/Russia	737	747	52	$907
Middle East/North Africa/Asia	1,198	1,352	88	1,427
Total Revenues	$3,645	$3,685	$261	$4,954

Weatherford International plc – 2021 Form 10-K | 62

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Contract Balances

The timing of our revenue recognition, billings and cash collections results in the recording of billed and unbilled accounts receivable, contract assets, customer advances and deposits (contract liabilities classified as deferred revenues). Receivables with customers are included in “Accounts Receivable, Net,” contract assets are included in “Other Current Assets” and contract liabilities are included in “Other Current Liabilities” on our Consolidated Balance Sheets. Contract assets are immaterial in all periods presented on our Consolidated Balance Sheets. Revenues recognized in the 2021 and 2020 Successor Periods were $32 million and $10 million, respectively and included in the contract liabilities balance at the beginning of each year. The following table summarizes these balances at December 31, 2021 and December 31, 2020:

(Dollars in millions)	12/31/2021	12/31/2020
Total Accounts Receivables, Net	$825	$826
Receivables for Product and Services in Accounts Receivable, Net	$795	$792
Receivables for Equipment Rentals in Account Receivable, Net	$30	$34
Contract Liabilities included in Other Current Liabilities	$26	$37

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In the following table, estimated revenue for contracts with original performance obligations greater than twelve months are expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of December 31, 2021.

(Dollars in millions)	2022	2023	2024	2025	Thereafter	Total
Service revenue	$67	$59	$59	$44	$20	$249

Weatherford International plc – 2021 Form 10-K | 63

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
6 – Impairments and Other Charges, Net

We recorded the following in “Goodwill and Long-Lived Assets Impairment” and “Other Charges (Credits), Net” on the accompanying Consolidated Statements of Operations:

	Successor			Predecessor
			Period From	Period From
	Year	Year	12/14/2019	1/1/2019
	Ended	Ended	through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Long-lived Assets Impairment	$—	$814	$—	$20
Goodwill Impairment	—	239	—	730
Total Goodwill and Long-lived Assets Impairment	$—	$1,053	$—	$750

Inventory Charges	$7	$138	$—	$117
Asset Write-downs and Rigs Related Charges	—	11	—	132
Other Charges, Net	(17)	22	—	90
Total Other Charges (Credits), Net	$(10)	$171	$—	$339

Gain on Sale of Businesses, Net	$—	$—	$—	$(112)

See “Note 7 – Long-Lived Assets Impairment”, “Note 11 – Goodwill and Intangibles, Net” and “Note 9 – Inventories, Net” for further details.

We did not have any significant divestitures of businesses in our Successor Periods. In the 2019 Predecessor Period, we disposed of net assets of $161 million of our laboratory, surface data logging and a portion of our rigs businesses for proceeds of $328 million and recognized $112 million in “Gain on Sale of Businesses, Net” on the Consolidated Statements of Operations.
Weatherford International plc – 2021 Form 10-K | 64

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
7 – Long-Lived Assets Impairment

We did not recognize long-lived assets impairments in the 2021 Successor Period.

During the 2020 Successor Period, the global economic and industry conditions resulting from the decline in demand and impact from the COVID-19 pandemic were identified as impairment indicators. As a result, we performed interim impairment assessments of our property, plant and equipment, definite-lived intangible assets, and right of use assets with the assistance of a third-party valuation advisor. As of March 31, 2020, and as of June 30, 2020, we determined the carrying amount of certain long-lived assets exceeded their respective fair values and recognized $814 million of long-lived asset impairments as summarized by asset class and segment in the table below, which was included in “Goodwill and Long-Lived Assets Impairment” on the Consolidated Statements of Operations.

The fair values of our long-lived assets were determined using discounted cash flows under the income approach, a Level 3 fair value analysis. The income approach required significant assumptions to determine the fair value of an asset or asset group including the estimated discounted future cash flows, forecasted revenues and operating margins and the discount rate.

Long-Lived Assets Impairment by Asset Class and Segment

(Dollars in millions)	Drilling and Evaluation	Well Construction and Completions	Production and Intervention	All Other	Total
Property, Plant and Equipment	$195	$126	$232	$18	$571
Intangible Assets	76	39	40	—	155
Right of Use Assets	14	20	54	—	88
Long-lived Assets Impairment	$285	$185	$326	$18	$814

We recognized long-lived assets impairment of $20 million for the 2019 Predecessor Period to write-down our land drilling rigs included in All Other due to the sustained downturn in the energy services industry.

Weatherford International plc – 2021 Form 10-K | 65

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
8 – Restructuring Charges

We had no restructuring charges for the 2021 Successor Period. Our prior restructuring plans include workforce reductions, organization restructurings, facility consolidations and other cost reduction measures and efficiency initiatives targeted to better align with activity levels at the time.

The following table presents restructuring charges for the Successor Periods and the 2019 Predecessor Period.

	Successor			Predecessor
			Period From	Period From
	Year	Year	12/14/2019	01/01/2019
	Ended	Ended	through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Severance Charges	$—	$132	$—	$53
Facility Exit Charges	—	10	—	99
Inventory Charges	—	15	—	24
Property, Plant and Equipment	—	40	—	13
Right of Use and Other Assets	—	9	—	—
Total Restructuring Charges	$—	$206	$—	$189

The following table presents total restructuring charges by reportable segment and corporate and other for the Successor and Predecessor Periods.

	Successor			Predecessor
			Period From	Period From
	Year	Year	12/14/2019	01/01/2019
	Ended	Ended	through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Drilling and Evaluation	$—	$35	$—	$29
Well Construction and Completions	—	60	—	47
Production and Intervention	—	52	—	54
Corporate and Other	—	59	—	59
Total Restructuring Charges	$—	$206	$—	$189

The following table presents total restructuring accrual activity for the periods presented. Restructuring charges in the table below exclude restructuring related asset charges.

(Dollars in millions)	Accrued Balance at Beginning of Period	Charges	Cash Payments	Other	Accrued Balance at End of Period
2021 Successor Period	$53	$—	$(30)	$(6)	$17
2020 Successor Period	$66	$142	$(137)	$(18)	$53
2019 Successor Period	$66	$—	$—	$—	$66
2019 Predecessor Period	$59	$152	$(120)	$(25)	$66

Weatherford International plc – 2021 Form 10-K | 66

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
9 – Inventories, Net

Inventories, net of reserves of $159 million and $119 million as of December 31, 2021 and December 31, 2020, respectively, by category were as follows:

	December 31,
(Dollars in millions)	2021	2020
Finished Goods	$595	$655
Raw Materials, Components and Supplies	75	62
Total Inventory	$670	$717

We recognized inventory charges, including excess and obsolete inventory charges considered commercially unviable or technologically obsolete considering current and future demand and volatility in industry demand. In 2020, these charges were additionally driven by the impact of the COVID-19 pandemic. These inventory charges were recognized in the following captions on our Consolidated Statements of Operations:

	Successor			Predecessor
			Period From	Period From
	Year	Year	12/14/2019	1/1/2019
	Ended	Ended	through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Inventory Charges in “Cost of Products”	$55	$57	$—	$18
Inventory Charges in “Restructuring Charges”	—	15	—	24
Inventory Charges in “Other Charges (Credits), Net”	7	138	—	117
Total Inventory Charges	$62	$210	$—	$159

10 – Property, Plant and Equipment, Net

Property, plant and equipment, net was composed of the following:

	December 31,
(Dollars in millions)	2021	2020
Land, Buildings and Leasehold Improvements	$484	$515
Rental and Service Equipment	902	869
Machinery and Other	233	219
	1,619	1,603
Less: Accumulated Depreciation	623	367
Property, Plant and Equipment, Net	$996	$1,236

Depreciation expense was $284 million, $340 million and $25 million in the 2021, 2020 and 2019 Successor Periods, respectively, and $386 million in the 2019 Predecessor Periods. See “Note 7 – Long-Lived Assets Impairment” for additional information on impairments.
Weatherford International plc – 2021 Form 10-K | 67

11 – Goodwill and Intangibles, Net

Goodwill Impairment

We based our goodwill impairment assessments previously on the fair value of our reporting units, which were at a regional geographic level. We fully impaired our Successor and Predecessor goodwill during 2020 and 2019. The cumulative impairment loss for goodwill was $239 million for the Successor and $3.4 billion for Predecessor periods.

Successor Goodwill Recognition and Impairment

As a result of Fresh Start Accounting, we recognized $239 million of goodwill. During 2020, based on our interim goodwill impairment assessments that determined the fair value of our reporting units were less than their carrying values, we recognized goodwill impairment charges and fully impaired our goodwill as presented in “Note 4 – Impairments and Other Charges.” We identified impairment indicators as discussed in “Note 7 – Long-Lived Assets Impairment” that triggered these interim quantitative goodwill assessments. The fair values of our reporting units were determined using a combination of the income approach and the market approach for comparable companies in our industry, a Level 3 fair value analysis. Determining the fair value of the reporting units required management to develop significant judgments, including estimating and discounting future cash flows by reporting unit, specifically forecasted revenue, forecasted operating margins and discount rates.

Predecessor Period Goodwill Impairments and Assessment Factors

The 2019 Predecessor impairment indicators were a result of lower activity levels and lower exploration and production capital spending that resulted in a decline in drilling activity and forecasted growth in all our reporting units. Our lower than expected and forecasted financial results were due to the continued weakness within the energy market and consequently our inability to quickly and significantly reduce our cost structure under our restructuring plans savings and as a result we incurred a goodwill impairment charge of $730 million.

Intangible Assets

The components of intangible assets were as follows:

	December 31, 2021
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$590	$(247)	$343
Trade Names	395	(81)	314
Totals	$985	$(328)	$657

	December 31, 2020
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$588	$(132)	$456
Trade Names	395	(41)	354
Totals	$983	$(173)	$810

Weatherford International plc – 2021 Form 10-K | 68

See “Note 7 – Long-Lived Assets Impairment” for additional information on impairments.

Amortization expense was $156 million, $163 million and $9 million in the 2021, 2020, and 2019 Successor Periods and $61 million in the 2019 Predecessor Period. Based on the carrying value of intangible assets at December 31, 2021, amortization expense for the subsequent five years is estimated as follows (dollars in millions):

Period	Amount
2022	$157
2023	157
2024	145
2025	41
2026	41

12 – Leases

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

The unmanned equipment that we lease to customers under operating leases consists primarily of drilling rental tools and artificial lift pumping equipment. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. See “Note 1 – Summary of Significant Accounting Policies” and “Note 5 – Revenues” for additional details on our equipment rental revenues.

	Successor			Predecessor
			Period From	Period From
	Years Ended		12/14/2019	1/1/2019
	December 31,		through	through
(Dollars in millions)	2021	2020	12/31/2019	12/13/2019
Lease Expense Components:
Operating Lease Expense	$61	$76	$5	$109
Short-term and Variable Lease Expense	65	63	5	91
Subtotal of Operating Lease Expense	$126	$139	$10	$200
Finance Lease Expense: Amortization of ROU Assets and Interest on Lease Liabilities	16	15	1	11
Sublease Income	(4)	(6)	(1)	(6)
Total Lease Expense	$138	$148	$10	$205

Weatherford International plc – 2021 Form 10-K | 69

We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum commitments under operating and finance leases are as follows:

	Operating	Finance
(Dollars in millions)	Leases	Leases
Maturity of Lease Liabilities as of December 31, 2021:
2022	$74	$16
2023	42	14
2024	29	12
2025	23	12
2026	18	11
After 2026	113	4
Total Lease Payments	299	69
Less: Interest	112	13
Present Value of Lease Liabilities	$187	$56

	Successor			Predecessor
			Period From	Period From
			12/14/2019	1/1/2019
	Years Ended		through	through
(Dollars in millions except years and percentages)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Other Supplemental Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$89	$101	$5	$131
Operating cash outflows from finance leases	$5	$5	$—	$4
Financing cash outflows from finance leases	$13	$9	$1	$8

ROU assets obtained in exchange of new operating lease liabilities	$23	$37	$2	$59
Loss on sale leaseback transactions (short-term) (a)	$—	$—	$—	$34

	December 31, 2021	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	8.9	8.1	7.8
Finance leases	4.8	5.9	6.7

Weighted-average discount rate (percentages)
Operating leases	9.6%	9.6%	9.2%
Finance leases	8.9%	9.1%	9.1%
(a) Included in “Goodwill and Long-Lived Assets Impairment” in our Consolidated Statements of Operations and “Other Assets and Liabilities, Net” in our Consolidated Statements of Cash Flows.

Weatherford International plc – 2021 Form 10-K | 70

13 – Borrowings and Other Debt Obligations

Total debt carrying values consisted of the following:

	December 31,
(Dollars in millions)	2021	2020
Finance Lease Current Portion	$12	$9
Other Short-term Financing Arrangements	—	4
Short-term Borrowings	$12	$13

11.00% Exit Notes due 2024	300	2,098
8.75% Senior Secured Notes due 2024	—	455
6.5% Senior Secured Notes due 2028	488	—
8.625% Senior Notes due 2030	$1,584	$—
Finance Lease Long-term Portion	44	48
Long-term Debt	$2,416	$2,601

Our Exit Notes, 2024 Senior Secured Notes (before repayment in 2021), 2028 Senior Secured Notes and 2030 Senior Notes were issued by Weatherford Bermuda and guaranteed by Weatherford International plc and Weatherford Delaware and other subsidiary guarantors party thereto. The bond redemption premiums and noncash loss on extinguishment of debt related to the unamortized debt issuance costs are presented as “Loss on Extinguishment of Debt and Bond Redemption Premium” on the Consolidated Statements of Operations.

Exit Notes

On December 13, 2019, we issued unsecured 11.00% Exit Notes due in 2024 for an aggregate principal amount of $2.1 billion (of which $500 million was in the form of Exit Takeback Notes to existing creditors on the senior notes being cancelled). Interest on the Exit Notes accrues at the rate of 11.00% per annum and is payable semiannually on June 1 and December 1 and commenced June 1, 2020. Proceeds from the issuance were reduced by debt issuance costs which reduced the carrying amount of the debt liability and are recognized using the effective interest rate method over the term of the debt in “Interest Expense, Net” on our Consolidated Financial Statements.

On October 20, 2021, we redeemed $200 million of our Exit Notes and paid related accrued interest of $8 million along with a bond redemption premium of $6 million. On October 27, 2021, we issued $1.6 billion of 2030 Senior Notes (defined below) and the net proceeds and cash on hand were used to redeem $1.6 billion in principal of our Exit Notes at applicable prices, plus accrued and unpaid interest of $71 million. We paid and recognized a $103 million bond redemption premium and recognized a $2 million noncash loss on extinguishment of debt related to the unamortized debt issuance costs. At December 31, 2021, the carrying value of $300 million represents the remaining unpaid principal.

2024 Senior Secured Notes

On August 28, 2020, we entered into an indenture and issued the 8.75% Senior Secured Notes in an aggregate principal amount of $500 million maturing September 1, 2024 (the “2024 Senior Secured Notes”). Interest accrued at the rate of 8.75% per annum and was payable semiannually on March 1 and September 1, which commenced on March 1, 2021. Proceeds from the issuance were reduced by a purchase commitment discount of $25 million and a commitment fee of $15 million which reduced the carrying amount of the debt liability and were recognized using the effective interest rate method over the term of the debt in “Interest Expense, Net” on our Consolidated Financial Statements.

On September 30, 2021, we repaid the principal outstanding on our 2024 Senior Secured Notes and accrued interest with proceeds from the issuance of the 2028 Senior Secured Notes described below and cash on hand. In addition, we paid and recognized a $22 million bond redemption premium and recognized a $37 million noncash loss on extinguishment of debt related to the unamortized debt issuance costs and discount.

Weatherford International plc – 2021 Form 10-K | 71

2028 Senior Secured Notes

On September 30, 2021, we issued 6.5% Senior Secured Notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest accrues at the rate of 6.5% per annum and is payable semiannually on September 15 and March 15 of each year, commencing on March 15, 2022. Proceeds from the issuance were reduced by debt issuance costs which reduced the carrying amount of the debt liability and are being recognized using the effective interest rate method over the term of the debt in “Interest Expense, Net” on our Consolidated Financial Statements. The 2028 Senior Secured Notes and the related guarantees are secured by substantially all of the assets and properties of the Company and the other guarantors (on an effectively first-priority basis with respect to the priority collateral for the 2028 Senior Secured Notes, and on an effectively second-priority basis with respect to the priority collateral for the senior secured letter of credit agreement (the “LC Credit Agreement”), in each case, subject to permitted liens).

2030 Senior Notes

On October 27, 2021, we issued 8.625% Senior Notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest accrues at the rate of 8.625% per annum and is payable semiannually on June 1 and December 1 of each year, commencing on June 1, 2022. Proceeds from the issuance were reduced by debt issuance costs which reduced the carrying amount of the debt liability and are being recognized using the effective interest rate method over the term of the debt in “Interest Expense, Net” on our Consolidated Financial Statements.

LC Credit Agreement

We have a senior secured letter of credit agreement (the “LC Credit Agreement”) in an aggregate amount of $215 million maturing on May 29, 2024, which is used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit.

On September 20, 2021, certain provisions and covenants of the LC Credit Agreement were amended as follows to:

•Permit the borrowing of up to an additional $400 million of secured indebtedness under an asset-based lending facility or a revolving credit facility upon compliance with certain conditions;
•Remove the minimum secured liquidity requirement;
•Increase the minimum aggregate liquidity requirement from $175 million to $300 million;
•Decrease the minimum aggregate book value of certain pledged assets requirement from $1.25 billion to $1 billion; and
•Increase the ability to redeem debt up to $500 million subject to minimum aggregate liquidity of $400 million at the time of repayment or redemption.
At December 31, 2021, we had approximately $181 million in outstanding letters of credit under the LC Credit Agreement and availability of $34 million.

The outstanding amount of each letter of credit under the LC Credit Agreement bears interest at London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 350 basis points per annum. We expect LIBOR to continue to be published until June 2023, and expect to transition to an alternative to LIBOR prior to that termination date. The LC Credit Agreement currently contains provisions allowing the Administrative Agent to replace LIBOR with an alternate benchmark rate (including any mathematical or other adjustments to the benchmark (if any) incorporated therein) that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR. The LC Credit Agreement includes (i) a 12.5 basis point per annum fronting fee on the outstanding amount of each such letter of credit and (ii) an unused commitment fee in respect of the unutilized commitments at a rate of 50 basis point per annum on the average daily unused commitments under the LC Credit Agreement.

The LC Credit Agreement is secured by substantially all the personal assets and properties of certain subsidiaries of the Company and (including a first lien on the priority collateral for the LC Credit Agreement and a second lien on the priority collateral for Senior Secured Notes, in each case, subject to permitted liens). The LC Credit Agreement is also guaranteed on an unsecured basis by certain other subsidiaries of the Company.

As of December 31, 2021, we had $342 million of letters of credit outstanding, consisting of the $181 million mentioned above under the LC Credit Agreement and another $161 million under various uncommitted bi-lateral facilities (of which there was $158 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).
Weatherford International plc – 2021 Form 10-K | 72

ABL Credit Agreement

On the Effective Date pursuant to the terms of the Plan, the Company entered into a senior secured asset-based lending agreement (the “ABL Credit Agreement”) in an aggregate amount of $450 million with the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent. On August 28, 2020, we terminated the ABL Credit Agreement. At the time of termination, there were no loan amounts outstanding under the ABL Credit Agreement, and all outstanding letters of credit thereunder were either cash collateralized or transferred to issuing banks under the LC Credit Agreement, described above. Upon termination, we recorded $15 million of unamortized deferred debt issuance costs in “Loss on Termination of ABL Credit Agreement” on our Consolidated Statements of Operations.

Covenants for the Exit Notes, 2028 Senior Secured Notes and LC Credit Agreement

The indentures governing the Exit Notes and 2028 Senior Secured Notes contain covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to: incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; sell stock of our subsidiaries; transfer or sell assets; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. The Company is subject to a $300 million minimum aggregate liquidity requirement covenant under our amended LC Credit Agreement as defined in the applicable documents.

In the event (1) the Exit Notes have an investment grade rating from both of Moody’s Investors Service (“Moody’s”), and Standard and Poor’s (“S&P’) and (2) no default has occurred and is continuing under the indenture, certain of these and other covenants will be suspended and cease to be in effect so long as the rating assigned by either Moody’s or S&P has not subsequently declined to below Baa3 or BBB- (or equivalent).

The indentures also provide for certain customary events of default, including, among others, nonpayment of principal or interest, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, bankruptcy and insolvency events, and cross acceleration, which would permit the principal, premium, if any, interest and other monetary obligations on all the then outstanding Exit Notes and 2028 Senior Secured Notes to be declared due and payable immediately.

As of December 31, 2021, we were in compliance with the covenants of the indentures governing the Exit Notes and 2028 Senior Secured Notes and the LC Credit Agreement.

The following is a summary of scheduled debt maturities by year:

(Dollars in millions)
2022	$12
2023	11
2024	310
2025	10
2026	10
Thereafter	2,103
Total Debt Maturities	$2,456
Unamortized Debt Issuance and Discount	$(28)
Total Debt Carrying Value	$2,428

Weatherford International plc – 2021 Form 10-K | 73

14 – Fair Value of Financial Instruments, Assets and Other Assets

Financial Instruments and Other Assets Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the derivative instruments discussed in “Note 15 – Derivative Instruments” we had no other material assets or liabilities measured and recognized at fair value on a recurring basis at December 31, 2021 and December 31, 2020.

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

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued and will be less than the carrying value when the market rate is greater than the interest rate at which the debt was originally issued. The fair value of our long-term debt in the following table is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets.

	December 31, 2021		December 31, 2020
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
11.00% Exit Notes due 2024	$300	$311	$2,098	$1,628
8.75% Senior Secured Notes due 2024	—	—	455	507
6.5% Senior Secured Notes due 2028	488	528	—	—
8.625% Senior Notes due 2030	1,584	1,660	—	—
Total Long-Term Debt	$2,372	$2,499	$2,553	$2,135

Non-recurring Fair Value Measurements

In the 2019 Successor Period, our Fresh Start Accounting to determine the reorganization value derived from the enterprise value associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values (except for deferred income taxes), with the remaining excess value allocated to goodwill. They were determined to be Level 3 fair values. See further discussion at “Note 3 – Fresh Start Accounting”.

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

During the 2020 Successor Period, we recognized long-lived asset impairments to write-down our assets or asset groups to the lower of carrying amount or fair value less cost to sell, triggered by the current and forecasted impacts of the COVID-19 pandemic on our operations. The Level 3 fair values of the long-lived assets or asset groups were determined using a combination of the income approach and the market approach. The unobservable inputs to the income approach requiring significant assumptions include each asset groups estimated discounted future cash flows, specifically the forecasted revenue,
Weatherford International plc – 2021 Form 10-K | 74

forecasted operating margins, and the discount rate.

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

See further discussion at “Note 6 – Impairments and Other Charges, Net,” “Note 7 – Long-Lived Assets Impairment”, and “Note 11 – Goodwill and Intangibles, Net.”

15 – Derivative Instruments

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

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2021 and December 31, 2020, we had outstanding foreign currency forward contracts with notional amounts aggregating to $349 million and $337 million, respectively. These foreign currency forward contracts are not designated as hedges under ASU 2014-03, Derivatives and Hedging (Topic 815) or “Topic 815”. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates.

Our foreign currency derivatives are not designated as hedges under Topic 815, and the changes in fair value of the contracts were not material to our consolidated results and are recorded in each period in “Other Expense, Net” on the accompanying Consolidated Statements of Operations.

Weatherford International plc – 2021 Form 10-K | 75

16 – Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $16 million, $13 million and $31 million for the 2021 and 2020 Successor Periods and the 2019 Predecessor Period, respectively. Contribution expense for the 2019 Successor Period was not material. The decrease in 2020 relates primarily to the suspension of employer matching contributions to our U.S. 401(k) savings plan and other contribution plans sponsored by the Company.

We have defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. Net periodic benefit cost related to these plans totaled $4 million, $2 million, and $5 million for the 2021 and 2020 Successor Periods and the 2019 Predecessor Period, respectively. Net periodic benefit cost for the 2019 Successor Period was not material. The projected benefit obligations on a consolidated basis were $207 million and $231 million as of December 31, 2021 and December 31, 2020, respectively. The decrease year over year is due primarily to actuarial gains as a result of increased discount rates. The fair values of plan assets on a consolidated basis (determined primarily using Level 2 inputs) were $160 million and $164 million as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, the net underfunded obligation consisted of $16 million of funded obligations recorded to “Other Non-current Assets” and $63 million of underfunded obligations substantially all recorded to “Other Non-current Liabilities” on our Consolidated Balance Sheets. As of December 31, 2020, the net underfunded obligation was substantially all recorded to “Other Non-current Liabilities” on our Consolidated Balance Sheets. Additionally, the consolidated pre-tax amount in accumulated other comprehensive income (loss) as of December 31, 2021 and 2020, that has not yet been recognized as a component of net periodic benefit cost was a net gain of $1 million and net loss of $12 million, respectively. As mentioned above, increased discount rates were the primary driver of the overall gain in 2021.

The weighted average assumption rates used for benefit obligations were as follows:

Years Ended December 31,
	2021	2020
Discount rate:
United States Plans	2.00% - 2.75%	1.50% - 2.50%
International Plans	0.85% - 8.47%	0.40% - 5.85%
Rate of Compensation Increase:
United States Plans	—	—
International Plans	2.00% - 4.77%	2.00% - 3.48%

During the years ended December 31, 2021 and 2020, we made contributions and paid direct benefits of $5 million and $5 million, respectively, in connection with our defined benefit pension and other post-retirement benefit plans. Contributions in the 2019 Successor Period were not material. In 2022, we expect to fund approximately $5 million related to those plans.

Weatherford International plc – 2021 Form 10-K | 76

17 – Disputes, Litigation and Legal Contingencies

We are subject to lawsuits and claims arising out of the nature of our business. We have certain claims, disputes and pending litigation for which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases, that would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material. Due to the COVID-19 pandemic, courts in many jurisdictions around the world were temporarily closed for trials and hearings and have been slow to reopen, which has resulted in delays in many of our litigation matters.

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 were $40 million and $43 million, respectively.

GAMCO Shareholder Litigation

On September 6, 2019, GAMCO Asset Management, Inc. (“GAMCO”), purportedly on behalf of itself and other similarly situated shareholders, filed a lawsuit asserting violations of the federal securities laws against certain then-current and former officers and directors of the Company. GAMCO alleges violations of Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, and violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) based on allegations that the Company and certain of its officers made false and/or misleading statements, and alleged non-disclosure of material facts, regarding our business, operations, prospects and performance. GAMCO seeks damages on behalf of purchasers of the Company’s ordinary shares from October 26, 2016 through May 10, 2019. GAMCO’s lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, and it is captioned GAMCO Asset Management, Inc. v. McCollum, et al., Case No. 4:19-cv-03363. The District Court Judge appointed Utah Retirement Systems (“URS”) as Lead Plaintiff, and on March 16, 2020, URS filed its Amended Complaint. URS added the Company as a defendant but dropped the claims against non-officer board members and all the claims under the Securities Act. The defendants filed their motion to dismiss on May 18, 2020, and the Court granted the motion on May 14, 2021. URS appealed the Court’s Opinion on Dismissal to the Court of Appeals for the Fifth Circuit, and the parties are awaiting a decision. We cannot reliably predict the outcome of the claims, including the amount of any possible loss.
Weatherford International plc – 2021 Form 10-K | 77

18 – Share-Based Compensation

As part of the emergence from bankruptcy in 2019, all outstanding awards under our previous share-based compensation plans were cancelled, and the 2019 Equity Incentive Plan was approved. The 2019 Plan was amended and restated in 2020. The share-based compensation plan permits the grant of options, share appreciation rights, restricted share awards, restricted share units, and other share-based and performance-based awards to any employee, consultant or non-employee director. The provisions of each award vary based on the type of award granted and are determined by the Compensation and Human Resources Committee of our Board of Directors.

Those awards that are based on a specific contractual term will be granted with a term not to exceed 10 years. When the Company settles awards with shares, new shares are issued. Recipients of restricted share units (“RSUs”) and performance-based restricted share units (“PSUs”) do not have the rights of a shareholder until such date as the shares are issued or transferred to the recipient under the Plan.

During the 2021 Successor Period, we granted 5 million RSUs, Phantom RSUs and PSUs, and the number of units vested and forfeited was immaterial. As of December 31, 2021, 8 million shares authorized under our 2019 Plan were remaining, of which 3 million were available for future grants.

For RSUs, compensation expense is recognized on a straight-line basis over the requisite service period for the separately vesting portion of each award. For Phantom RSUs, which may be settled in either cash or shares, compensation expense is recognized over the requisite service period and remeasured based on current fair value. For PSUs, compensation expense is recognized over the requisite service period for the entire award, with adjustments for estimated payout.

We record shared-based compensation in “Selling, General and Administrative” on the accompanying Consolidated Statements of Operations. We recognized $25 million, an immaterial amount and zero in the 2021, 2020 and 2019 Successor Periods, respectively. During the 2019 Predecessor Period, we recognized $46 million, of which $24 million was recorded in “Selling, General and Administrative” and the remainder in “Other Charges (Credits), Net” to include $24 million related to the acceleration of share-based compensation at Fresh Start offset by $2 million in terminated executive forfeitures.

Weatherford International plc – 2021 Form 10-K | 78

19 – Shareholders’ Equity (Deficiency)

There were no material changes in our ordinary shares issued as of December 31, 2021 and 2020.

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

The New Warrants are exercisable until “Expiration Date” of which is the earlier of (i) December 13, 2023 and (ii) the date of consummation of any liquidity event resulting in the sale or exchange of all or substantially all of the equity interests of the Company to one or more third parties (whether by merger, sale, recapitalization, consolidation, combination or otherwise) or the sale, directly or indirectly, by the Company of all or substantially all of the assets of the Company and its Subsidiaries, taken as a whole; or a liquidation, dissolution or winding up of the Company. All unexercised New Warrants will expire, and the rights of the warrant holders to purchase New Ordinary Shares will terminate, on the Expiration Date. During 2021 and 2020, an immaterial number of warrants were exercised.

Accumulated Other Comprehensive Loss

The following table presents the changes in our accumulated other comprehensive loss by component:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2019	$7	$2	$9
Other Comprehensive Income	(38)	(14)	(52)
Balance at December 31, 2020	$(31)	$(12)	$(43)
Other Comprehensive Income	(5)	$13	$8
Balance at December 31, 2021	$(36)	$1	$(35)

Weatherford International plc – 2021 Form 10-K | 79

20 – Earnings per Share

Basic earnings (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares.

The following table presents our basic and diluted weighted average shares outstanding and loss per share:

	Successor			Predecessor
			Period From	Period From
			12/14/19	1/1/2019
	Year Ended		through	through
(Shares in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Net Income (Loss) Attributable to Weatherford	$(450)	$(1,921)	$(26)	$3,661
Basic and Diluted Weighted Average Shares Outstanding	70	70	70	1,004
Basic and Diluted Income (Loss) Per Share Attributable to Weatherford	$(6.43)	$(27.44)	$(0.37)	$3.65

Our basic and diluted weighted average shares outstanding for the 2021, 2020 and 2019 Successor Periods are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for 2021 exclude 10 million potential ordinary shares for restricted share units, performance units, phantom restricted share units, and outstanding warrants. Diluted weighted average shares for the 2020 and 2019 Successor Periods exclude 8 million potential ordinary shares. Our basic and diluted weighted average shares outstanding for the 2019 Predecessor Period are equivalent as we believe including the dilutive impact of our Predecessor potential shares would not be meaningful as the potential shares were cancelled pursuant to the terms of the Plan. Diluted weighted average shares outstanding for the 2019 Predecessor Period exclude 197 million potential ordinary shares for restricted share units, performance units, exchangeable senior notes and warrants outstanding.

Weatherford International plc – 2021 Form 10-K | 80

21 – Income Taxes

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

Our income tax provision from continuing operations consisted of the following:

		Successor		Predecessor
			Period From	Period From
			12/14/2019	1/1/2019
	Year Ended	Year Ended	through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Total Current Provision	$(96)	$(90)	$(9)	$(110)
Total Deferred (Provision) Benefit	10	5	—	(25)
Provision for Income Taxes	$(86)	$(85)	$(9)	$(135)

The difference between the income tax provision at the Irish and/or Swiss income tax rate and the income tax (provision) benefit attributable to “Loss Before Income Taxes” for the 2021 and 2020 Successor years and the 2019 Successor and Predecessor Periods are analyzed below:

	Successor			Predecessor
			Period From	Period From
			12/14/2019	1/1/2019
	Year Ended	Year Ended	through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Irish or Swiss Income Tax at a rate of 25.0% and 7.83%, respectively	$86	$454	$2	$(299)
Tax on Operating Earnings/Losses Subject to Rates Different than the Irish or Swiss Federal Income Tax Rate	(166)	(182)	(65)	197
Change in Valuation Allowance	29	(330)	56	17
Change in Uncertain Tax Positions	(35)	(27)	(2)	(18)
Estimated Tax on Settlement of Liabilities Subject to Compromise and Fresh Start Accounting	—	—	—	(495)
Change in Valuation Allowance Attributed to Estimated Tax on Settlement of Liabilities Subject to Compromise and Fresh Start Accounting	—	—	—	463
Provision for Income Taxes	$(86)	$(85)	$(9)	$(135)

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

Our results for the 2019 Predecessor period include $32 million of tax expense related to the Fresh Start Accounting impacts and $14 million of tax benefit primarily related to goodwill and other asset impairments and write downs. We also recognized $4.3 billion gain on Settlement of Liabilities Subject to Compromise as a result of the bankruptcy (See “Note 2 –
Weatherford International plc – 2021 Form 10-K | 81

Emergence from Chapter 11 Bankruptcy Proceedings”) with no tax impact due to it being attributed to Bermuda, which has no income tax regime, and the U.S., which resulted in the reduction of our U.S. unbenefited net operating losses carryforward under the operative tax statute and applicable regulations offset by the release of the valuation allowance. Prepetition charges (charges prior to Petition Date) and reorganization items (charges after Petition Date) had no significant tax impact.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations.

The components of the net deferred tax asset (liability) were as follows:

	December 31,	December 31,
(Dollars in millions)	2021	2020
Deferred Tax Assets:
Net Operating Losses Carryforwards	$828	$881
Unused Recognized Built in Losses	50	39
Accrued Liabilities and Reserves	186	175
Tax Credit Carryforwards	9	11
Employee Benefits	30	30
Property, Plant and Equipment	118	129
Inventory	52	52
U.S. Interest Deferral	13	55
State Deferred	50	84
Other Differences between Financial and Tax Basis	139	92
Valuation Allowance	(1,426)	(1,499)
Total Deferred Tax Assets	49	49
Deferred Tax Liabilities:
Intangible Assets	(35)	(45)
Other Differences between Financial and Tax Basis	(3)	(4)
Total Deferred Tax Liabilities	(38)	(49)
Net Deferred Tax Asset (Liability)	$11	$—

We record deferred tax assets for net operating losses and temporary differences between the book and tax basis of assets and liabilities that are expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those deferred tax assets would be deductible. The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) when determining whether a valuation allowance is required, with emphasis on our past operating results, the existence of cumulative losses in the most recent years and our forecast of near- term taxable income. The Company evaluates possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies, and the impact of fresh start accounting in making this assessment. The realizability of the deferred tax assets is dependent upon judgments and assumptions inherent in the determination of future taxable income, including factors such as future operation conditions (particularly as related to prevailing oil prices and market demand for our products and services).

The decrease in the valuation allowance in 2021 is primarily attributable to the utilization of net operating losses previously not expected to be realized.

Weatherford International plc – 2021 Form 10-K | 82

Deferred income taxes generally have not been recognized on the cumulative undistributed earnings of our non-Irish subsidiaries because they are considered to be indefinitely reinvested. Distribution of these earnings in the form of dividends or otherwise may result in a combination of income and withholding taxes payable in various countries. As of December 31, 2021, the pool of positive undistributed earnings of our non-Irish subsidiaries that are considered indefinitely reinvested and may be subject to tax if distributed amounts to approximately $1.4 billion. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the unrecognized amount of deferred income taxes and the related dividend withholding taxes associated with these undistributed earnings.

At December 31, 2021, we had approximately $5.4 billion of net operating losses (“NOLs”) in various jurisdictions, $2.0 billion of which were generated by certain U.S. subsidiaries. We estimate that the maximum U.S. NOLs available for utilization in the future is $713 million as a result of the tax consequences of our emergence from bankruptcy as described below.

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

Additionally, upon emergence our U.S. subsidiaries experienced an ownership change as the Company’s emergence was considered an “ownership change” for purposes of Internal Revenue Code section 382. The Internal Revenue Code sections 382 and 383 impose limitations on the ability of a company to utilize tax attributes after experiencing an “ownership change.” As a result, we have estimated our annual limitation is approximately $23 million against the utilization of our U.S. loss carryforwards and other tax attributes, including unused recognized built-in losses and U.S. interest deferral. The annual limitation will result in approximately $1.2 billion of our U.S. loss carryforwards expiring unused. Upon emergence, we decreased our NOL deferred tax asset and also decreased our valuation allowance each by $273 million to remove these lost NOLs.

Our non-indefinite loss carryforwards, if not utilized, will mostly expire for U.S. subsidiaries from 2030 through 2037 and at various dates from 2021 through 2040 for non-U.S. subsidiaries. At December 31, 2021, we had $9 million of tax credit carryovers, all of which are related to our non-U.S. subsidiaries.

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:

	Successor			Predecessor
			Period From	Period From
			12/14/2019	1/1/2019
	Year Ended	Year Ended	through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Balance at Beginning of Year	$222	$214	$213	$195
Additions as a Result of Tax Positions Taken During a Prior Period	23	9	—	34
Reductions as a Result of Tax Positions Taken During a Prior Period	(8)	(4)	—	(1)
Additions as a Result of Tax Positions Taken During the Current Period	12	21	2	17
Reductions Relating to Settlements with Taxing Authorities	(5)	(2)	(1)	(20)
Reductions as a Result of a Lapse of the Applicable Statute of Limitations	(2)	(7)	—	(5)
Foreign Exchange Effects	(7)	(9)	—	(7)
Balance at End of Year	$235	$222	$214	$213

Substantially all of the uncertain tax positions, if released in future periods, would impact our effective tax rate. Within the total balance is $76 million and $77 million as of December 31, 2021 and 2020, respectively, that would be offset by net
Weatherford International plc – 2021 Form 10-K | 83

operating losses and other tax attributes if settled. Our income tax provision includes penalties and interest on uncertain tax positions of $17 million, $11 million, $1 million, and $15 million for Successor years ended December 31, 2021 and 2020, and the 2019 Successor and Predecessor Periods, respectively. The amounts in the table above exclude cumulative accrued interest and penalties of $104 million and $89 million at December 31, 2021 and 2020 respectively, which are included in other non-current liabilities.

We are subject to income tax in many of the approximately 75 countries where we operate. As of December 31, 2021, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Tax Jurisdiction	Tax Years under Examination
Canada	2013 - 2021
Mexico	2010 - 2021
Russia	2018 - 2021
Switzerland	2013 - 2021
United States (Federal)	2018 - 2021

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of December 31, 2021, we anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $1 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

22 – Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. Our factoring transactions are recognized as sales, and the proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows. The loss on sale of accounts receivable was immaterial for all periods. The following table presents accounts receivable sold and the cash proceeds, net of discount and hold-back.

	Successor			Predecessor
			Period From	Period From
	Year	Year	12/14/2019	1/1/2019
	Ended	Ended	through	through
(Dollars in millions)	12/31/2021	12/31/2020	12/31/2019	12/13/2019
Accounts Receivable Sold	$100	$90	$7	$199
Cash Proceeds from Sale of Accounts Receivable	$85	$79	$7	$186

Weatherford International plc – 2021 Form 10-K | 84

Table of Contents    Item 9 | Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – An Integrated Framework (2013). As a result of this assessment, management concluded that as of December 31, 2021, our internal control over financial reporting was effective based on these criteria.

KPMG LLP has issued an attestation report dated February 17, 2022, on our internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the fourth quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Weatherford International plc – 2021 Form 10-K | 85

Table of Contents            Item 10 | Directors, Executive Officers and Corporate Governance
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See “Item 1. – Business – Executive Officers of Weatherford” of this report for Item 10 information regarding executive officers of Weatherford. Pursuant to General Instructions G(3), information on our directors and corporate governance matters is incorporated by reference from our Proxy Statement for the 2022 Annual General Meeting of Shareholders.

We have adopted a code of ethics entitled “Code of Business Conduct,” which applies to all our employees, officers and directors. Copies of these codes can also be found at www.weatherford.com.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and any waiver from any provision of our Code of Business Conduct by posting such information on our website at www.weatherford.com.

Item 11. Executive Compensation

Information on executive compensation is incorporated by reference from our Proxy Statement for the 2022 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference from our Proxy Statement for the 2022 Annual General Meeting of Shareholders.

Item 12(d). Securities Authorized for Issuance under Equity Compensation Plan Information

The following table provides information as of December 31, 2021, about the number of shares to be issued upon vesting or exercise of equity awards as well as the number of shares remaining available for issuance under our equity compensation plans.

Equity Compensation Plan Information
Plan Category (Shares in thousands, except share prices)	Numbers of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders (c)	5,197	$—	3,145
(a)Including shares that could potentially be issued if maximum performance metrics were achieved.
(b)Excluding shares reflected in the first column of this table.
(c)Includes our 2019 Plan, which was approved in connection with our emergence from bankruptcy in December of 2019 and last amended and restated in 2020.

Weatherford International plc – 2021 Form 10-K | 86

Table of Contents    Item 15 | Exhibits
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions and director independence is incorporated by reference from our Proxy Statement for the 2022 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information on principal accounting fees and services is incorporated by reference from our Proxy Statement for the 2022 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report or incorporated by reference:
1.The Consolidated Financial Statements of the Company listed on page 41 of this report.
2.The financial statement schedule on page 95 of this report.
3.The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a dagger (†) or double dagger (††).

(b)     Exhibits:

Exhibit Number	Description	Original Filed Exhibit	File Number
3.1	Amended and Restated Memorandum and Articles of Association of Weatherford International public limited company.	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
†4.1	Description of the Securities.
4.2	Indenture, dated December 13, 2019, by and among Weatherford International Ltd., as issuer, the guarantors thereto and Deutsche Bank Trust Company Americas, as trustee.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.3	Form of Senior Note (included in Exhibit 4.2).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.4	Form of Warrant Certificate (included in Exhibit 10.32).	Included in Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.5	Indenture, dated August 28, 2020, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
Weatherford International plc – 2021 Form 10-K | 87

Exhibit Number	Description	Original Filed Exhibit	File Number
4.6	Form of Senior Note (included in Exhibit 4.5).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
4.7	Indenture, dated September 30, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 30, 2021	File No. 1-36504
4.8	Form of Note (included in Exhibit 4.7).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 30, 2021	File No. 1-36504
4.9	Indenture, dated October 27, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 27, 2021	File No. 1-36504
4.10	Form of Note (included in Exhibit 4.9).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 27, 2021	File No. 1-36504
*10.1	Letter Agreement with Karl Blanchard dated June 10, 2020.	Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed August 14, 2020	File No. 1-36504
*10.2	Offer Letter to H. Keith Jennings dated August 6, 2020.	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed November 4, 2020	File No. 1-36504
*10.3	Offer Letter to Girishchandra K. Saligram dated September 9, 2020.	Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2020 filed November 4, 2020	File No. 1-36504
*10.4	Offer Letter to Scott C. Weatherholt, dated July 8, 2020.	Exhibit 10.36 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed March 18, 2021	File No. 1-36504
Weatherford International plc – 2021 Form 10-K | 88

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.5	Offer Letter to Desmond Mills, dated February 24, 2021.	Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2021 filed May 6, 2021	File No. 1-36504
*10.6	Offer Letter to Joseph Mongrain, dated March 11, 2021.	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2021 filed on July 29, 2021	File No. 1-36504
*10.7
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
		Exhibit 10.12 of the Company’s Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.9	Form of Change in Control Agreement entered into by each of the following executive officers of Weatherford International plc: Karl Blanchard (August 21, 2017) and Stuart Fraser (April 15, 2018)	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2016	File No. 1-36504
*10.10	Form of Change in Control Agreement entered into by each of the following executive officers of Weatherford International plc: Karl Blanchard (August 21, 2017) and Stuart Fraser (April 15, 2018)	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 15, 2016	File No. 1-36504
*10.11	Second Amended and Restated Weatherford International PLC Change in Control Severance Plan	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2021 filed November 2, 2021	File No. 1-36504
*10.12	2019 Executive Bonus Plan.	Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 2, 2019	File No. 1-36504
Weatherford International plc – 2021 Form 10-K | 89

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.13	Weatherford International plc Executive Severance Plan	Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2021 filed November 2, 2021	File No. 1-36504
*10.14	Weatherford International plc Nonqualified Deferred Compensation Plan	Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2021 filed November 2, 2021	File No. 1-36504
*10.15	Form of Retention Award.	Exhibit 99.2 of the Company’s Form 8-K filed April 2, 2019	File No. 1-36504
*10.16	Executive Non-Equity Incentive Compensation Plan (as Amended and Restated)	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2020	File No. 1-36504
*10.17	Weatherford International plc Second Amended and Restated 2019 Equity Incentive Plan.	Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed November 4, 2020	File No. 1-36504
*10.18	Form of Restricted Share Unit Award Agreement.	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 20, 2020	File No. 1-36504
*10.19	Form of Performance Share Unit Award Agreement.	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed November 20, 2020	File No. 1-36504
*10.20	Form of Restricted Share Unit Award Agreement.	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
*10.21	Form of Performance Share Unit Award Agreement.	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
Weatherford International plc – 2021 Form 10-K | 90

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.22	Form of Phantom Share Unit Award Agreement.	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
*10.23	Amended and Restated Performance Share Unit Award Agreement - Girish K. Saligram (February 17, 2021)	Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed February 19, 2021	File No. 1-36504
*10.24	Form of Restricted Share Unit Award Agreement	Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File 1-36504
*10.25	Form of Performance Share Unit Award Agreement	Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File No. 1-36504
*10.26	Form of Executive Officer Restricted Share Unit Award Agreement	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
*10.27	Form of Executive Officer Performance Share Unit Award Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
*10.28	Form of Non-Executive Director Restricted Share Unit Award Agreement	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
*10.29	Weatherford International plc Short-Term Incentive Plan.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
*10.30	Weatherford International plc 2020 Long-Term Cash Incentive Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 24, 2020	File No. 1-36504
Weatherford International plc – 2021 Form 10-K | 91

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.31	Form of Long-Term Cash Incentive Plan Award Agreement.	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 24, 2020	File No. 1-36504
*10.32	Form of Long-Term Cash Incentive Plan Award Agreement.	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 20, 2020
*10.33	LTCIP Amended Award Agreement, adopted March 17, 2021.	Exhibit 10.37 of the Company’s Annual Report on the Form 10-K/A for the year ended December 31, 2020 filed March 18, 2021	File No. 1-36504
10.34
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
10.36
Amendment No. 2 to LC Credit Agreement dated September 20, 2021, by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, the other guarantors party thereto, Deutsche Bank Trust Company Americas, BTA Institutional Services Australia Limited and the lenders under the LC Credit Agreement.
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 20, 2021	File No. 1-36504
10.37
Intercreditor Agreement by and between Wells Fargo Bank, N.A., Deutsche Bank Trust Company Americas, Weatherford International plc and the grantors party there to from time to time, dated December 13, 2019.
		Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
Weatherford International plc – 2021 Form 10-K | 92

Exhibit Number	Description	Original Filed Exhibit	File Number
10.38
Intercreditor Agreement, dated August 28, 2020, by and among Deutsche Bank Trust Company Americas, Wilmington Trust National Association, BTA Institutional Services Australia Limited, Weatherford International plc and the grantors parties there to from time to time.
		Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
10.39	Warrant Agreement by and between Weatherford International plc and American Stock Transfer & Trust Company, LLC, dated December 13, 2019.	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.40
Purchase Agreement dated September 21, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto, the initial purchasers party thereto and Deutsche Bank Securities Inc., as representative of the initial purchasers.
		Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File No. 1-36504
10.41
Backstop Agreement dated September 20, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and certain funds managed by Franklin Advisers, Inc., as commitment parties thereto.
		Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File No. 1-36504
10.42	Registration Rights Agreement by and among Weatherford International plc and certain stockholders thereto, dated December 13, 2019.*	Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
†21.1	Subsidiaries of Weatherford International plc
†23.1	Consent of KPMG LLP
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.
Weatherford International plc – 2021 Form 10-K | 93

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

Weatherford International plc – 2021 Form 10-K | 94

Table of Contents    Valuation and Qualifying Accounts
Financial Statement Schedules
1.Valuation and qualifying accounts and allowances.

SCHEDULE II - WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE SUCCESSOR PERIODS ENDED DECEMBER 31, 2021, 2020 AND 2019
AND PREDECESSOR PERIOD ENDED DECEMBER 13, 2019

	Balance at				Balance at
	Beginning				End of
(Dollars in millions)	of Period	Expense	Recoveries (c)	Other (b)	Period
Year Ended December 31, 2021 (Successor):
Allowance for Credit Losses on Accounts Receivable	$32	30	(26)	(5)	$31
Valuation Allowance on Deferred Tax Assets	$1,499	—	(29)	(44)	$1,426
Excess and Obsolete Inventory Reserve	$119	55	(10)	(5)	$159

Year Ended December 31, 2020 (Successor):
Allowance for Credit Losses on Accounts Receivable	$—	$32	$—	$—	$32
Valuation Allowance on Deferred Tax Assets	$1,166	$330	$—	$3	$1,499
Excess and Obsolete Inventory Reserve	$—	$210	$—	$(91)	$119

Year Ended December 31, 2019 (Successor):
Allowance for Credit Losses on Accounts Receivable	$—	$—	$—	$—	$—
Valuation Allowance on Deferred Tax Assets	$1,222	$—	$(56)	$—	$1,166
Excess and Obsolete Inventory Reserve	$—	$—	$—	$—	$—

Year Ended December 13, 2019 (Predecessor):
Current Allowance for Uncollectible Accounts Receivable	$123	$4	$(3)	$(124)	$—
Long-term Allowance for Uncollectible Accounts Receivable (a)	171	—	(3)	(168)	—
Total Allowance for Uncollectible Accounts Receivable	$294	$4	$(6)	$(292)	$—

Valuation Allowance on Deferred Tax Assets	$1,702	$—	$(480)	$—	$1,222
Excess and Obsolete Inventory Reserve	$305	$163	$(4)	$(464)	$—
(a)The long-term allowance was related to our primary customer in Venezuela. Upon emergence from bankruptcy on December 13, 2019, the allowance for uncollectible accounts receivable related to our primary customer in Venezuela was nil.
(b)Other in 2019 almost entirely represents our Fresh Start Accounting adjustments to record our reserves at fair value at December 13, 2019. Generally, other within the allowance for credit losses on accounts receivable includes reductions to allowance for currency translation, reclassification to other accounts or the write-off of the related allowance. Other within the excess and obsolete inventory reserve includes reductions of reserve for currency translation and the removal of scrapped inventory that had been previously reserved. Other within the allowance on deferred tax assets includes reductions for currency translation and other balance sheet only adjustments.
(c)Recoveries in the 2021 and 2019 Successor Periods for deferred tax assets reflect the net movement in the valuation allowance that went through tax expense, which was a net benefit. The 2019 Predecessor Period also included the impact of Fresh Start Accounting on the deferred tax assets.

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

Item 16. Form 10-K Summary

None.

Weatherford International plc – 2021 Form 10-K | 95

SIGNATURES
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Girishchandra K. Saligram and H. Keith Jennings and each of them, individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weatherford International plc

/s/ Girishchandra K. Saligram
Girishchandra K. Saligram
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Girishchandra K. Saligram	President, Chief Executive Officer and Director	February 17, 2022
Girishchandra K. Saligram	(Principal Executive Officer)

/s/ H. Keith Jennings	Executive Vice President and	February 17, 2022
H. Keith Jennings	Chief Financial Officer
(Principal Financial Officer)

/s/ Desmond J. Mills	Senior Vice President and	February 17, 2022
Desmond J. Mills	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Charles M. Sledge	Chairman of the Board and Director	February 17, 2022
Charles M. Sledge

/s/ Benjamin C. Duster IV	Director	February 17, 2022
Benjamin C. Duster IV

/s/ Neal P. Goldman	Director	February 17, 2022
Neal P. Goldman

/s/ Jacqueline Mutschler	Director	February 17, 2022
Jacqueline Mutschler

Weatherford International plc – 2021 Form 10-K | 96