Form 10-Q
period 2022-03-31
Weatherford International plc
filed 2022-04-28
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of April 21, 2022, there were 70,522,700 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the First Quarter and Three Months Ended March 31, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
(Dollars and shares in millions, except per share amounts)	2022	2021
Revenues:
Services	$593	$523
Products	345	309
Total Revenues	938	832
Costs and Expenses:
Cost of Services	385	356
Cost of Products	297	280
Research and Development	21	21
Selling, General and Administrative	178	188
Restructuring Charges	20	—
Other Charges, Net	19	—
Total Costs and Expenses	920	845
Operating Income (Loss)	18	(13)
Interest Expense, Net	(48)	(70)
Other Expense, Net	(16)	(4)
Loss Before Income Taxes	(46)	(87)
Income Tax Provision	(28)	(23)
Net Loss	(74)	(110)
Net Income Attributable to Noncontrolling Interests	6	6
Net Loss Attributable to Weatherford	$(80)	$(116)

Basic & Diluted Loss per Share	$(1.14)	$(1.66)
Basic & Diluted Weighted Average Shares Outstanding	70	70

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in millions)	2022	2021
Net Loss	$(74)	$(110)
Foreign Currency Translation Adjustments	—	(4)
Comprehensive Loss	(74)	(114)
Comprehensive Income Attributable to Noncontrolling Interests	6	6
Comprehensive Loss Attributable to Weatherford	$(80)	$(120)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except par value)	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash and Cash Equivalents	$841	$951
Restricted Cash	215	162
Accounts Receivable, Net of Allowance for Credit Losses of $35 at March 31, 2022 and $31 at December 31, 2021	868	825
Inventories, Net	684	670
Other Current Assets	281	303
Total Current Assets	2,889	2,911
Property, Plant and Equipment, Net of Accumulated Depreciation of $661 at March 31, 2022 and $623 at December 31, 2021	964	996
Intangible Assets, Net of Accumulated Amortization of $367 at March 31, 2022 and $328 at December 31, 2021	619	657
Operating Lease Right-of-Use Assets	119	113
Other Non-Current Assets	93	97
Total Assets	$4,684	$4,774

Liabilities:
Short-term Borrowings and Current Portion of Finance Leases	$13	$12
Accounts Payable	385	380
Accrued Salaries and Benefits	261	343
Income Taxes Payable	140	140
Current Portion of Operating Lease Liabilities	56	59
Other Current Liabilities	445	398
Total Current Liabilities	1,300	1,332
Long-term Debt	2,416	2,416
Operating Lease Liabilities	130	128
Non-current Taxes Payable	272	264
Other Non-Current Liabilities	140	138
Total Liabilities	$4,258	$4,278

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 70 shares at March 31, 2022 and December 31, 2021	$—	$—
Capital in Excess of Par Value	2,908	2,904
Retained Deficit	(2,477)	(2,397)
Accumulated Other Comprehensive Loss	(35)	(35)
Weatherford Shareholders’ Equity	396	472
Noncontrolling Interests	30	24
Total Shareholders’ Equity	426	496
Total Liabilities and Shareholders’ Equity	$4,684	$4,774

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Cash Flows From Operating Activities:
Net Loss	$(74)	$(110)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	87	111
Asset Write-downs and Other Charges	12	—
Inventory Charges	15	17
Gain on Disposition of Assets	(5)	—
Deferred Income Tax Provision	3	2
Share-Based Compensation	7	4
Changes in Operating Assets and Liabilities, Net:
Accounts Receivable	(51)	33
Inventories	(31)	20
Accounts Payable	7	7
Other Assets and Liabilities, Net	(34)	(10)
Net Cash Provided by (Used in) Operating Activities	(64)	74
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(20)	(15)
Proceeds from Disposition of Assets	20	11
Other Investing Activities	9	1
Net Cash Provided by (Used in) Investing Activities	9	(3)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(4)	(3)
Repayments of Short-term Debt, Net	—	(4)
Other Financing Activities	(1)	(2)
Net Cash Used in Financing Activities	(5)	(9)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	3	(4)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(57)	58
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,113	1,285
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,056	$1,343
Supplemental Cash Flow Information:
Interest Paid	$17	$24
Income Taxes Paid, Net of Refunds	$19	$15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” “Weatherford”, “we”, “us”, or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”).

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2021 Annual Report for the discussion on our significant accounting policies. Certain reclassifications have been made to the financial statements and accompanying footnotes for the three months ended March 31, 2021 to conform to the presentation for the three months ended March 31, 2022, including the change in reportable segments made during the fourth quarter of 2021.

New Accounting Standards

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

2 – Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2021 Annual Report. During the fourth quarter of 2021, our chief operating decision maker changed the information regularly reviewed to be aligned with how we offer our services and technologies in relation to the life cycle of a well and we have realigned our reportable segments to reflect the change. All of our segments are enabled by a full suite of digital, monitoring, optimization and artificial intelligence solutions providing services throughout the well life cycle, including responsible abandonment. We now have three reportable segments: (1) Drilling and Evaluation (2) Well Construction and Completions, and (3) Production and Intervention. Previously we had two geographic based reportable segments, Western Hemisphere and Eastern Hemisphere.

Our primary measure of segment profitability is now segment adjusted EBITDA, which is based on segment earnings before interest, taxes, depreciation, amortization, share-based compensation expense and other adjustments. Research and development expenses are included in segment adjusted EBITDA. Corporate and other includes business activities related to all other segments (profit and loss), corporate and other expenses (overhead support and centrally managed or shared facilities costs) that do not individually meet the criteria for segment reporting.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Revenues:
Drilling and Evaluation	$292	$236
Well Construction and Completions	344	323
Production and Intervention	286	259
Segment Revenues	922	818
All Other	16	14
Total Revenues	$938	$832

Segment Adjusted EBITDA:
Drilling and Evaluation	$59	$29
Well Construction and Completions	67	50
Production and Intervention	39	41
Segment Adjusted EBITDA	$165	$120
Corporate and Other	(14)	(18)
Depreciation and Amortization	(87)	(111)
Share-based Compensation Expense	(7)	(4)
Other Adjustments (a)	(39)	—
Operating Income (Loss)	$18	$(13)
(a)Other adjustments include $20 million of restructuring charges in the three months ended March 31, 2022 (see “Note 4 - Restructuring Charges” for additional information) and $19 million of other charges, net, of which $17 million were related to Ukraine ($16 million in the write-down of receivables, inventory and property, plant and equipment, and $1 million in operating support costs). There were no other adjustments in the three months ended March 31, 2021.

3 – Revenues

Disaggregated Revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenue is derived from short term contracts. Our products and services are generally sold based upon purchase orders, contracts or other legally enforceable arrangements with our customers that include fixed or determinable prices but do not generally include right of return provisions or other significant post-delivery obligations.

Our Production and Intervention segment leases drilling tools, artificial lift pumping equipment and other unmanned equipment to customers as operating leases. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. Equipment revenues recognized under ASU No. 2016-02, Leases (Topic 842) were $31 million for the three months ended March 31, 2022 and $28 million for the three months ended March 31, 2021.

The following tables disaggregate our revenues from contracts with customers by geographic region and includes equipment rental revenues. North America in the table below consists of the U.S. and Canada.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Revenues by Geographic Areas:
Middle East/North Africa/Asia	$310	$267
North America	238	214
Latin America	227	176
Europe/Sub-Sahara Africa/Russia	163	175
Total Revenues	$938	$832

Contract Balances

The timing of our revenue recognition, billings and cash collections results in the recording of billed and unbilled accounts receivable, contract assets, customer advances and deposits (contract liabilities classified as deferred revenues). Receivables with customers are included in “Accounts Receivable, Net,” contract assets are included in “Other Current Assets” and contract liabilities are included in “Other Current Liabilities” on our Condensed Consolidated Balance Sheets. Contract assets are immaterial as of March 31, 2022 and December 31, 2021. Revenues recognized during the three months ended March 31, 2022 and 2021 that were included in the contract liabilities balance at the beginning of each year were $10 million and $18 million, respectively. The following table summarizes these balances as of March 31, 2022 and December 31, 2021:

(Dollars in millions)	March 31, 2022	December 31, 2021
Total Accounts Receivables	$868	$825
Receivables for Product and Services in Accounts Receivable, Net	$835	$795
Receivables for Equipment Rentals in Account Receivable, Net	$33	$30
Contract Liabilities in Other Current Liabilities	$35	$26

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASU 2014-09, Revenues from Contracts with Customers (Topic 606). A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In the following table, estimated revenue for contracts with original performance obligations greater than twelve months are expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of March 31, 2022.

(Dollars in millions)	2022	2023	2024	2025	Thereafter	Total
Service Revenue	$52	$58	$59	$46	$20	$235

4 – Restructuring Charges

We had $20 million restructuring charges for the three months ended March 31, 2022, presented as “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations. These charges were primarily related to the launch of a multi-year footprint consolidation and workforce efficiency initiative aimed at improving fulfillment operations and included $14 million in severance and $6 million in asset retirement obligations. No restructuring charges were recognized in the three months ended March 31, 2021.

The following table presents total restructuring charges by segment and All Other in the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Drilling and Evaluation	$5	$—
Well Construction and Completions	7	—
Production and Intervention	5	—
All Other	3	—
Total Restructuring Charges	$20	$—

The following table presents total restructuring reserve activity in the three months ended March 31, 2022:

(Dollars in millions)	Reserve at December 31, 2021	Charges	Cash Payments	(Credits)/Other	Reserve at March 31, 2022
Restructuring Reserve	$17	$20	$(5)	$—	$32

5 – Inventories, Net

Inventories, net of reserves of $165 million and $159 million as of March 31, 2022 and December 31, 2021, respectively, are presented by category in the table below:

(Dollars in millions)	March 31, 2022	December 31, 2021
Finished Goods	$595	$595
Work in Process and Raw Materials, Components and Supplies	89	75
Inventories, Net	$684	$670

In the three months ended March 31, 2022 and 2021, we recognized inventory charges, including excess and obsolete inventory charges, in the following captions on our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Inventory Charges in “Cost of Products”	$11	$17
Inventory Charges in “Other Charges, Net”	4	—
Total Inventory Charges	$15	$17

6 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	March 31, 2022	December 31, 2021
Developed and Acquired Technology, Net of Accumulated Amortization of $276 at March 31, 2022 and $247 at December 31, 2021	$315	$343
Trade Names, Net of Accumulated Amortization of $91 at March 31, 2022 and $81 at December 31, 2021	304	314
Intangible Assets, Net of Accumulated Amortization of $367 at March 31, 2022 and $328 at December 31, 2021	$619	$657

Amortization expense was $39 million for both the three months ended March 31, 2022 and 2021, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations.

7 – Borrowings and Other Debt Obligations

(Dollars in millions)	March 31, 2022	December 31, 2021
Finance Leases Current Portion	$13	$12
Short-term Borrowings and Current Portion of Finance Leases	$13	$12

11.00% Exit Notes due 2024	$300	$300
6.50% Senior Secured Notes due 2028	489	488
8.625% Senior Notes due 2030	1,584	1,584
Finance Leases Long-term Portion	43	44
Long-term Debt	$2,416	$2,416

Our Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes (described below) were issued by Weatherford Bermuda and guaranteed by Weatherford International plc and Weatherford Delaware and other subsidiary guarantors party thereto.

Exit Notes

On December 13, 2019, we issued 11.00% senior unsecured notes (“Exit Notes”) due in 2024 for an aggregate principal amount of $2.1 billion. Interest on the Exit Notes accrues at the rate of 11.00% per annum and is payable semiannually on June 1 and December 1 and commenced June 1, 2020.

On October 20, 2021, we redeemed $200 million of our Exit Notes. On October 27, 2021, we issued $1.6 billion of 2030 Senior Notes (defined below) and used the net proceeds and cash on hand to redeem $1.6 billion in principal amount of our Exit Notes at applicable prices. At March 31, 2022, the carrying value of $300 million represents the remaining unpaid principal.

2028 Senior Secured Notes

On September 30, 2021, we issued 6.50% Senior Secured Notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest accrues at the rate of 6.50% per annum and is payable semiannually on September 15 and March 15 of each year, commencing on March 15, 2022. Proceeds from this debt issuance were used to fully repay a senior secured note with an aggregate principal amount of $500 million with a stated interest rate of 8.75% per annum due 2024.

2030 Senior Notes

On October 27, 2021, we issued 8.625% Senior Notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest accrues at the rate of 8.625% per annum and is payable semiannually on June 1 and December 1 of each year, commencing on June 1, 2022. As described above under Exit Notes, proceeds from this debt issuance were used to redeem $1.6 billion of its principal.

LC Credit Agreement

We have a senior secured letter of credit agreement (the “LC Credit Agreement”) in an aggregate amount of $215 million maturing on May 29, 2024, which is used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit.

At March 31, 2022, we had approximately $169 million in outstanding letters of credit under the LC Credit Agreement (“LC Credit Agreement letters of credit”) and availability of $46 million.

As of March 31, 2022, we had $382 million of letters of credit outstanding, consisting of the $169 million under the LC Credit Agreement and another $213 million under various uncommitted bi-lateral facilities (of which there was $212 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). Our letters of credit under various uncommitted bi-lateral facilities increased “Restricted Cash” since December 31, 2021 due to a requirement from a new multi-year contract.

Accrued Interest

As of March 31, 2022 and December 31, 2021, we had accrued interest of approximately $71 million and $35 million, respectively in “Other Current Liabilities” primarily related to the Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes.

Fair Value of Short and Long-term Borrowings

The carrying value of our short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued and will be less than the carrying value when the market rate is greater than the interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets. The table below presents the fair value and carrying value of our long-term debt (excluding finance leases).

	March 31, 2022		December 31, 2021
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
11.00% Exit Notes due 2024	$300	$311	$300	$311
6.50% Senior Secured Notes due 2028	489	516	488	528
8.625% Senior Notes due 2030	1,584	1,628	1,584	1,660
Long-Term Debt (excluding Finance Leases)	$2,373	$2,455	$2,372	$2,499

8 – Disputes, Litigation and Legal Contingencies

We are subject to lawsuits and claims arising out of the nature of our business. We have certain claims, disputes and pending litigation for which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases, that would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material. The COVID-19 pandemic temporarily closed courts in many jurisdictions around the world. Although many courts have reopened, we continue to experience delays in certain jurisdictions.

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 were $45 million and $40 million, respectively.

GAMCO Shareholder Litigation

On September 6, 2019, GAMCO Asset Management, Inc. (“GAMCO”), purportedly on behalf of itself and other similarly situated shareholders, filed a lawsuit asserting violations of the federal securities laws against certain then-current and former officers and directors of the Company. GAMCO alleges violations of Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, and violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) based on allegations that the Company and certain of its officers made false and/or misleading statements, and alleged non-disclosure of material facts, regarding our business, operations, prospects and performance. GAMCO seeks damages on behalf of purchasers of the Company’s ordinary shares from October 26, 2016 through May 10, 2019. GAMCO’s lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, and it is captioned GAMCO Asset Management, Inc. v. McCollum, et al., Case No. 4:19-cv-03363. The District Court Judge appointed Utah Retirement Systems (“URS”) as Lead Plaintiff, and on March 16, 2020, URS filed its Amended Complaint. URS added the Company as a defendant but dropped the claims against non-officer board members and all the claims under the Securities Act. The defendants filed their motion to dismiss on May 18, 2020, and the Court granted the motion on May 14, 2021. URS appealed the Court’s Opinion on Dismissal to the Court of Appeals for the Fifth Circuit, and the parties are continuing to await a decision. We cannot reliably predict the outcome of the claims, including the amount of any possible loss.

9 – Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the three months ended March 31, 2022 and 2021:

(Dollars in millions)	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests “NCI”	Total Shareholders’ Equity
Balance at December 31, 2021	$2,904	$(2,397)	$(35)	$24	$496
Net Income (Loss)	—	(80)	—	6	(74)
Equity Awards, Granted, Vested and Exercised	4	—	—	—	4
Other Comprehensive Loss	—	—	—	—	—
Balance at March 31, 2022	$2,908	$(2,477)	$(35)	$30	$426

Balance at December 31, 2020	$2,897	$(1,947)	$(43)	$30	$937
Net Income (Loss)	—	(116)	—	6	(110)
Dividends to NCI	—	—	—	(2)	(2)
Other Comprehensive Loss	—	—	(4)	—	(4)
Balance at March 31, 2021	$2,897	$(2,063)	$(47)	$34	$821

The following table presents the changes in our accumulated other comprehensive loss by component for the three months ended March 31, 2022 and 2021:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2021	$(36)	$1	$(35)
Other Comprehensive Loss	—	—	—
Balance at March 31, 2022	$(36)	$1	$(35)

Balance at December 31, 2020	$(31)	$(12)	$(43)
Other Comprehensive Loss	(4)	—	(4)
Balance at March 31, 2021	$(35)	$(12)	$(47)

10 – Loss per Share

Basic earnings (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares.

The following table presents our basic and diluted weighted average shares outstanding and loss per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2022	2021
Net Loss Attributable to Weatherford	$(80)	$(116)
Basic and Diluted Weighted Average Shares Outstanding	70	70
Basic and Diluted Loss Per Share Attributable to Weatherford	$(1.14)	$(1.66)

Our basic and diluted weighted average shares outstanding for the periods presented are equivalent due to the net loss attributable to shareholders. Diluted weighted average shares outstanding for the three months ended March 31, 2022 and 2021 exclude 11 million and 9 million potential ordinary shares, respectively, for restricted share units, performance share units, phantom restricted share units, and outstanding warrants as we had net losses for those periods and their inclusion would be anti-dilutive.
11 – Income Taxes

We determined our quarterly tax provision using the year-to-date effective tax rate because small changes in estimated ordinary annual income result in significant changes in our estimated annual effective tax rate. The year-to-date effective tax rate treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. The relationship between our pre-tax income or loss and our income tax provision or benefit varies from period to period due to various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure.

For the three months ended March 31, 2022, we recognized tax expense of $28 million on a loss before income taxes of $46 million compared to the three months ended March 31, 2021 where we recognized tax expense of $23 million on a loss before income taxes of $87 million. Our income tax provisions are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss and other adjustments. Impairments and other charges recognized do not result in significant tax benefit due to our inability to forecast realization of the tax benefit of such losses.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of March 31, 2022, we anticipate that it is reasonably possible that our uncertain tax positions of $272 million may decrease by up to $11 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this item, “Weatherford”, “the Company,” “we,” “us” and “our” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements include assumptions, certain risks and uncertainties. For information about these assumptions, risks and uncertainties, refer to the section “Forward-Looking Statements” and the section “Part II – Other Information – Item 1A. – Risk Factors.”

Business

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

Drilling and Evaluation (“DRE”) offers a suite of services including managed pressure drilling, drilling services, wireline and drilling fluids. DRE offers services ranging from early well planning to reservoir management through innovative tools and expert engineering to optimize reservoir access and productivity.

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

Production and Intervention (“PRI”) offers production optimization technologies through the Company’s ability to design and deliver a complete production ecosystem to boost productivity and responsible abandonment for our customers. The primary offerings are intervention services & drilling tools, artificial lift, production automation & software, sub-sea intervention and pressure pumping services. PRI utilizes a suite of reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in conventional and unconventional wells, deep water, and aging reservoirs.

Industry Trends

The level of spending in the energy industry is heavily influenced by the current and expected future prices of oil and natural gas, but is also impacted by environmental, social and governance (“ESG”) initiatives, and ongoing supply chain shortages as well as geopolitical events like the ongoing military conflict between Russia and Ukraine (“Russia Ukraine Conflict”). These recent events, in addition to the reopening of the global economy around the relaxing of public restrictions related to the COVID-19 pandemic, have caused commodity prices to increase year-over-year.

The industry is also impacted by sanctions. Most notably, several countries including the United States, the European Union and the United Kingdom, have imposed broad sanctions against Russia, certain Russian individuals and certain activities involving Russia or Russian individuals. These factors may result in an increase or decrease in demand for our products and services.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”) and Brent North Sea (“Brent”) crude oil and Henry Hub natural gas during the three months ended March 31, 2022 and 2021.

	Three Months Ended
	3/31/2022	3/31/2021
Oil price - WTI (1)	$94.45	$57.79
Oil price - Brent (1)	$100.30	$60.82
Natural gas price - Henry Hub (2)	$4.66	$3.56
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

Rig count is an indicator of the level of spending for the exploration and production of oil and natural gas reserves and the increase year-over-year are due to similar reasons described above. The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended
	3/31/2022	12/31/2021	3/31/2021
North America	831	719	538
International	823	817	698
Worldwide	1,654	1,536	1,236

Consolidated Statements of Operations - Operating Income Summary

Revenues of $938 million in the three months ended March 31, 2022, increased 13% year-over-year, driven primarily by increased customer activity in DRE and PRI, higher adoption of our technology offerings and greater demand for our services.

Cost of products and services of $682 million in the three months ended March 31, 2022, increased $46 million, or 7%, compared to the three months ended March 31, 2021, primarily reflecting increased customer activity, increased cost for supplies and logistics and impacts from inflation. Our cost of products and services as a percentage of revenues was 73% in the three months ended March 31, 2022, an improvement compared to 76% in the three months ended March 31, 2021, reflecting increasing volumes, diligent procurement to address inflationary impacts, cost initiative improvements and operational efficiency gains implemented over the past year.

Selling, general, administrative and research and development costs of $199 million in the three months ended March 31, 2022, decreased $10 million, or 5%, compared to the three months ended March 31, 2021, due to cost improvement initiatives to reduce overhead and corporate costs that were implemented during 2021. These costs as a percentage of revenues were 21% in the three months ended March 31, 2022, an improvement compared to 25% in the three months ended March 31, 2021, also reflecting our focus on simplification.

Operating income of $18 million improved $31 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the above-mentioned improvements.

Consolidated Statements of Operations - Non-Operating Expenses Summary

Interest Expense, Net

Interest expense, net was $48 million and $70 million for the first three months ended March 31, 2022 and 2021, respectively, and primarily represented interest on our outstanding long-term debt (see “Note 7 – Borrowings and Other Debt Obligations” to our Condensed Consolidated Financial Statements for additional details). The year-over-year decrease was due to partial repayments of principal and the refinancing initiatives in the second half of 2021 to reduce our interest rates.

Other Expense, Net

Other expense, net was $16 million for the first three months ended March 31, 2022 compared to $4 million for the first three months ended March 31, 2021. Other expense, net is comprised of letter of credit fees, other financing charges, and foreign exchange losses. The year-over-year increase was primarily due to changes in fair value and settlements of certain foreign currency forward contracts. We enter into these contracts to hedge our exposure to currency fluctuations in certain foreign currencies. At March 31, 2022 and December 31, 2021, we had outstanding foreign currency forward contracts with notional amounts aggregating to $86 million and $349 million, respectively.

Income Taxes

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors, which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions, the impacts of tax planning activities and the resolution of tax audits. Our effective rate differs from the Irish statutory tax rate as the majority of our operations are taxed in jurisdictions with different tax rates. In addition, we are generally unable to recognize tax benefit on our losses. Please see “Note 11 – Income Taxes” to our Condensed Consolidated Financial Statements for additional details.

Segment Results of Operations

Financial information by segment is summarized below.

			Favorable
			(Unfavorable)
	Three Months Ended		$	%
(Dollars in millions)	3/31/2022	3/31/2021	Change
Revenues:
Drilling and Evaluation	$292	$236	$56	24%
Well Construction and Completions	344	323	21	7%
Production and Intervention	286	259	27	10%
Segment Revenues	922	818	104	13%
All Other	16	14	2	14%
Total Revenues	$938	$832	$106	13%

Segment Adjusted EBITDA:
Drilling and Evaluation	$59	$29	$30	103%
Well Construction and Completions	67	50	17	34%
Production and Intervention	39	41	(2)	(5)%
Segment Adjusted EBITDA	$165	$120	$45	38%
Corporate and Other	(14)	(18)	4	22%
Depreciation and Amortization	(87)	(111)	24	22%
Share-based Compensation Expense	(7)	(4)	(3)	(75)%
Other Adjustments	(39)	—	(39)	n/m
Operating Income (Loss)	$18	$(13)	$31	238%

Segment Revenues

Segment revenues of $922 million in the three months ended March 31, 2022, increased 13% year-over-year, driven primarily by increased customer activity in DRE and PRI, higher adoption of our technology offerings and greater demand for our services.

DRE revenues of $292 million in the three months ended March 31, 2022, increased 24% compared to the three months ended March 31, 2021 largely due to higher demand for managed pressure drilling and wireline services, primarily in Latin America, and the Middle East/North Africa/Asia (“MENA+ASA”).

WCC revenues of $344 million in the three months ended March 31, 2022, increased 7% compared to the three months ended March 31, 2021 largely due to higher demand for cementation products and activity in North America.

PRI revenues of $286 million in the three months ended March 31, 2022, increased 10% compared to the three months ended March 31, 2021 largely due to higher demand for intervention and pressure pumping services primarily in MENA+ASA and Latin America, respectively.

Segment Adjusted EBITDA

Our primary measure of segment profitability is segment adjusted EBITDA. Segment adjusted EBITDA was $165 million in the three months ended March 31, 2022, an increase of 38% compared to the three months ended March 31, 2021, primarily due to cost improvement initiatives that were implemented during 2021, increased activity levels, increase in services and product mix, higher adoption of our technology offerings and greater demand for services globally.

DRE segment adjusted EBITDA of $59 million in the three months ended March 31, 2022, increased 103% compared to the three months ended March 31, 2021, largely due to higher demand for managed pressure drilling and drilling services primarily in Latin America.

WCC segment adjusted EBITDA of $67 million in the three months ended March 31, 2022, increased 34% compared to the three months ended March 31, 2021, mostly due to higher demand for cementation and completions products, with improvement primarily in MENA+ASA.

PRI segment adjusted EBITDA of $39 million in the three months ended March 31, 2022, decreased 5% compared to the three months ended March 31, 2021 mainly due to higher logistics costs and supply chain challenges impacting our delivery schedule for products in North America, partially offset by activity improvements in MENA+ASA.

Depreciation and Amortization

Depreciation and amortization was $87 million and $111 million for the first three months ended of 2022 and 2021, respectively. The year-over-year decrease was primarily from a combination of impairments taken in 2020 during the peak of the COVID-19 pandemic reducing the carrying value of our assets, combined with lower capital expenditures in the periods following the peak.

Share-based Compensation

We record share-based compensation in “Selling, General and Administrative” on the accompanying Consolidated Statements of Operations. We recognized $7 million and $4 million in the three months ended March 31, 2022 and 2021, respectively. The year-over-year increase was due to additional awards granted.

Other Adjustments

Other adjustments include $20 million of restructuring charges in the three months ended March 31, 2022 (see “Note 4 - Restructuring Charges” for additional information) and $19 million of other charges, net, primarily related to the write-down of all of our assets in Ukraine, excluding cash. There were no other adjustments in the three months ended March 31, 2021.

Business Outlook

Growth in the energy services industry is highly dependent on many external factors. These include but are not limited to, the impact from geopolitical conflicts, the global response to the COVID-19 pandemic, our customers’ capital expenditures, ESG driven changes, world economic, political and weather conditions, the price of oil and natural gas, and member-country quota compliance within the Organization of Petroleum Exporting Countries and the expanded alliance (“OPEC+”). We expect continued improvements in our customer activity levels with the relaxing of COVID-19 pandemic restrictions and generally improved macroeconomic conditions, all of which are expected to provide a pathway to a multi-year energy demand expansion. We continue to closely monitor the ongoing operational and manufacturing disruptions, escalating costs, logistical constraints and travel restrictions. We believe that industry activity will continue to grow, and our 2022 consolidated revenues are anticipated to increase by high single digits to the low-teens above 2021 levels.

Russia Ukraine Conflict

On February 24, 2022, the broad Russia Ukraine Conflict began and in response, we evaluated our operations and have taken a number of actions, with the first being centered on the safety and well-being of our employees in the impacted regions.

Additionally, the United States, the European Union, the United Kingdom and other countries have imposed broad sanctions against Russia, certain Russian individuals and certain activities involving Russia or Russian individuals. While global events continue to evolve rapidly, we continue to monitor and intend to remain in full compliance with the fast evolving sanctions landscape and will continue to fulfill existing contractual obligations within applicable international laws and sanctions.

Revenues in Russia were 6% of our total revenues in the first quarter of 2022. Excluding cash, net assets in Russia were $106 million as of March 31, 2022, and is comprised of $73 million in current assets, $62 million in property, plant and equipment, $3 million in other non-current assets, and $32 million in liabilities.

Further prolonging or escalation of the conflict and related sanctions may negatively impact our business, potentially lowering revenues or triggering asset impairments.

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

Our challenges also include market conditions that could make it more difficult to obtain our targeted cost reduction benefits and to recruit, motivate and retain employees, including key personnel. Escalations of sanctions and other events around the Russia Ukraine Conflict, in addition to any other geopolitical events, increasing investor and government focus on ESG factors, the cyclicality of the energy industry and the ongoing but waning COVID-19 pandemic restrictions may negatively impact demand for our products and services. We are following our long-term strategy aimed at achieving sustainable profitability in our businesses, servicing our customers and creating value for our shareholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including potential prolonged industry downturns, our ability to respond to industry demands in periods of over-supply or uncertain oil prices, and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

Liquidity and Capital Resources

At March 31, 2022, we had total cash and cash equivalents plus restricted cash of $1.1 billion, of which $215 million was restricted cash, compared to $1.1 billion at December 31, 2021, of which $162 million was restricted cash. The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net Cash Provided by (Used in) Operating Activities	$(64)	$74
Net Cash Provided by (Used in) Investing Activities	$9	$(3)
Net Cash Used in Financing Activities	$(5)	$(9)

Operating Activities

Cash used in operating activities was $64 million for the three months ended March 31, 2022. The primary uses of cash in operating activities were from seasonal working capital requirements.

Cash provided by operating activities was $74 million for the three months ended March 31, 2021. The primary sources of cash provided by operating activities were driven by collections on our accounts receivables and inventory utilization, partially offset by higher interest payments.

Investing Activities

Cash provided by investing activities was $9 million for the three months ended March 31, 2022. The primary investing activities included proceeds from a settlement of escrow related to the sale of business for $9 million, cash used for capital expenditures of $20 million, which was offset by proceeds from sale of assets of $20 million.

Cash used in investing activities was $3 million for the three months ended March 31, 2021. The primary uses of cash in investing activities were capital expenditures of $15 million for property, plant and equipment, offset by proceeds of $11 million from other asset dispositions.

Financing Activities

Cash used in financing activities was $5 million for the three months ended March 31, 2022. The primary uses of cash in financing activities were for finance lease payments.

Cash used in financing activities was $9 million for the three months ended March 31, 2021. The primary uses of cash in financing activities were for finance lease payments.

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

Our cash and cash equivalents of $841 million (which excludes restricted cash) remain our primary source of funds to manage any liquidity event risks.

LC Credit Agreement
We have a senior secured letter of credit agreement (the “LC Credit Agreement”) in an aggregate amount of $215 million maturing on May 29, 2024, which is used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit.

At March 31, 2022, we had approximately $169 million in outstanding letters of credit under the LC Credit Agreement (“LC Credit Agreement letters of credit”) and availability of $46 million.

Ratings Services’ Credit Ratings

Our credit ratings at March 31, 2022 were maintained since December 31, 2021.

•Moody’s Investors Service (“Moody’s”) corporate family rating is at B2, our senior unsecured notes rating is at B3, and our senior secured notes and LC Credit Agreement ratings are at Ba3. The outlook is stable.
•Standard and Poor’s (“S&P”) corporate family and senior unsecured notes ratings are at B-, and our senior secured notes and LC Credit Agreement ratings are B+. The outlook is stable.

Cash Requirements

Our cash requirements will continue to include payments for capital expenditures, payments for short-term working capital needs, interest payments on our long-term debt, repayment on finance leases, operating costs associated with our business and restructuring payments. In 2021, operating cash flow benefited from the monetization of working capital accumulated in 2020. As business activity rises to pre-COVID-19 pandemic levels we expect that we will utilize cash to invest in capital assets and working capital growth. Our cash requirements may also include awards under our employee incentive programs and other amounts to settle litigation related matters.

As of March 31, 2022, we had outstanding debt of $300 million in aggregate principal amount for our Exit Notes due 2024, $500 million in aggregate principal amount for our 2028 Senior Secured Notes and $1.6 billion in aggregate principal amount of the 2030 Senior Notes. Please see “Note 7 – Borrowings and Other Debt Obligations” for additional details.

Our capital spending for 2022 is currently projected to be between $175 million to $200 million. Capital expenditures are expected to be used primarily to support the ongoing activities and commitments in our core business. We expect to make $215 million in interest payments in 2022 and approximately $204 million in interest payments annually until the maturity of our long-term debt (excluding finance leases). Our payments on operating leases and operating purchase obligations this year are expected to be approximately $74 million and $177 million, respectively.

Cash and cash equivalents plus restricted cash are held by subsidiaries outside of Ireland. At March 31, 2022 we had approximately $168 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we foresee we will be able to redeploy cash with minimal to no incremental tax.

Customer Receivables

We may experience delayed customer payments and payment defaults due to, among other reasons, a weaker economic environment, reductions in our customers’ cash flow from operations, our customers’ inability to access credit markets, as well as unsettled political conditions.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discount and hold-back. The programs we factor under are uncommitted and thus we cannot assure they will be available as a source of liquidity. Our factoring transactions were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows. During the three months ended March 31, 2022 and 2021, we sold accounts receivable balances of $17 million and $6 million, respectively, and received cash proceeds of $15 million and $5 million, respectively.

Guarantees

Weatherford International plc, the ultimate parent of the Weatherford group, guarantees the obligations of its subsidiaries – Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), including the notes and credit facilities listed below.

Our Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes were issued by Weatherford Bermuda and guaranteed by Weatherford International plc and Weatherford Delaware and other subsidiary guarantors party thereto. Please see “Note 7 – Borrowings and Other Debt Obligations” for additional details.

Letters of Credit and Surety Bonds

As of March 31, 2022, we had $382 million of letters of credit outstanding, consisting of the $169 million under the LC Credit Agreement letters of credit and another $213 million under various uncommitted bi-lateral facilities (of which there was $212 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). Our letters of credit under various uncommitted bi-lateral facilities increased “Restricted Cash” since December 31, 2021 due to a requirement from a new multi-year contract.

We utilize surety bonds as part of our customary business practice in Latin America. As of March 31, 2022, we had surety bonds outstanding of $300 million. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our LC Credit Agreement or surety bonds, our available liquidity would be reduced by the amount called.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. The forward-looking statements included herein are only made as of the date of the filing of this report, and we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under “Part II – Other Information – Item 1A. Risk Factors”, sets forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

•global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict;
•failure to ensure on-going compliance with current and future laws and government regulations and sanctions, including but not limited to those related to the Russia Ukraine Conflict, and environmental and tax and accounting laws, rules and regulations;
•changes in, and the administration of, treaties, laws, and regulations, including in response to issues related to the Russia Ukraine Conflict and the potential for such issues to exacerbate other risks we face, including those related to the other risks and uncertainties listed or referenced in this Forward-Looking Statements section and in the Risk Factors section below;
•our ability to comply with, and respond to, climate change, ESG and other “sustainability” initiatives and future legislative and regulatory measures both globally and in the specific geographic regions in which we and our customers operate;
•our ability to effectively and timely address the need to conduct our operations and provision of services to our customers more sustainably and with a lower carbon footprint;

•risks associated with disease outbreaks and other public health issues, including the COVID-19 pandemic, their impact on the global economy and the business of our company, customers, suppliers and other partners;
•further spread and potential for a resurgence of the COVID-19 pandemic in a given geographic region and related disruptions to our business, employees, customers, suppliers and other partners and additional regulatory measures or voluntary actions that may be put in place to limit the spread of the COVID-19 pandemic, including vaccination requirements and the associated availability of vaccines, restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions;
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
•potential non-cash asset impairment charges for long-lived assets, intangible assets or other assets; and
•adverse weather conditions in certain regions of our operations.

Many of these factors are macro-economic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, affect us in ways or to an extent that we currently do not expect or consider to be significant, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this report as anticipated, believed, estimated, expected, intended, planned or projected.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our current and past filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other than the change in fair value of our debt as discussed in “Note 7 – Borrowings and Other Debt Obligations” in the Notes to Condensed Consolidated Financial Statements, our exposure to market risk has not changed materially since December 31, 2021.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 8 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2021 Annual Report, Part I, under the heading “Item 1A. Consolidated Financial Statements and Notes - Risk Factors ” and other information included and incorporated by reference in this report. As of March 31, 2022, there have been no material changes in our assessment of our risk factors from those set forth in our 2021 Annual Report and our Registration Statement, except as described below.

A period of sustained inflation across all the major markets in which we operate could result in higher operating costs.

Inflationary pressures typically result in increases to our operating expenses. While we take actions wherever possible to reduce the impact of the effects of inflation, in cases of sustained inflation across several of our major markets, it becomes increasingly difficult to effectively control the increase to our costs. In addition, the effects of inflation could result in the reduction of our clients’ budgets and spending plans. If we are unable to increase our pricing or take other actions to mitigate the effect of the resulting higher costs, our profitability and financial position could be negatively impacted.

On February 24, 2022, Russia invaded Ukraine and the countries remain engaged in a broad military conflict. The results of these events could result in an adverse impact on the global economy and our business.

The United States, the European Union, the United Kingdom and other countries have imposed broad sanctions against Russia, certain Russian individuals and certain activities involving Russia or Russian individuals. While global events continue to evolve rapidly, we continue to monitor and intend to remain in full compliance with the fast evolving sanctions landscape and will continue to fulfill existing contractual obligations within applicable international laws and sanctions. The impact from an armed conflict, geopolitical risk and/or civil unrest, such as this military conflict, in areas we operate, may negatively impact both the global economy and our business and may prevent others, and us from meeting our financial objectives and obligations. Additionally, we may incur a loss of assets due to destruction and incur other perils associated with the military conflict.

A significant portion of our revenue is derived from our operations outside the United States, which exposes us to risks inherent in doing business in each of the 75 countries in which we operate.

Our non-United States operations accounted for approximately 80% of our consolidated revenue in 2021. Operations in countries like Russia and Ukraine, and countries other than the United States are subject to various risks, including:

•volatility in political, social and economic conditions including currency exchange controls, inflation, and currency exchange rate fluctuations and devaluations;
•exposure to expropriation of our assets, deprivation of contract rights or other governmental actions, like martial law in Ukraine;
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

Further, our assets generally are not insured against loss from political violence such as war, terrorism or civil unrest. If any of our assets are damaged, destroyed, expropriated or that we no longer control, as a result of an uninsured cause, we could recognize a loss of those assets. In addition, should our claims increase, our premiums could increase. Similarly, if the same occurs with our customers’ assets or to an infrastructure integral to their business, it may be difficult or impossible for us to earn revenues associated with those customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
10.1	Form of Executive Officer Restricted Share Unit Award Agreement	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
10.2	Form of Executive Officer Performance Share Unit Award Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
10.3	Form of Non-Executive Director Restricted Share Unit Award Agreement	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description	Original Filed Exhibit	File Number
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	April 28, 2022	By:	/s/ H. Keith Jennings
H. Keith Jennings
Executive Vice President and
Chief Financial Officer

Date:	April 28, 2022	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and
Chief Accounting Officer