Form 10-Q
period 2022-06-30
Weatherford International plc
filed 2022-07-28
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of July 21, 2022, there were 70,545,415 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Second Quarter and Six Months Ended June 30, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in millions, except per share amounts)	2022	2021	2022	2021
Revenues:
Services	$656	$588	$1,249	$1,111
Products	408	315	753	624
Total Revenues	1,064	903	2,002	1,735
Costs and Expenses:
Cost of Services	418	392	803	748
Cost of Products	338	285	635	565
Research and Development	22	21	43	42
Selling, General and Administrative	196	188	374	376
Restructuring Charges	—	—	20	—
Other Charges (Credits)	(14)	(8)	5	(8)
Total Costs and Expenses	960	878	1,880	1,723
Operating Income	104	25	122	12
Interest Expense, Net	(48)	(72)	(96)	(142)
Other Expense, Net	(32)	(11)	(48)	(15)
Income (Loss) Before Income Taxes	24	(58)	(22)	(145)
Income Tax Provision	(12)	(15)	(40)	(38)
Net Income (Loss)	12	(73)	(62)	(183)
Net Income Attributable to Noncontrolling Interests	6	5	12	11
Net Income (Loss) Attributable to Weatherford	$6	$(78)	$(74)	$(194)

Basic and Diluted Income (Loss) per Share	$0.08	$(1.11)	$(1.04)	$(2.77)
Basic Weighted Average Shares Outstanding	71	70	71	70
Diluted Weighted Average Shares Outstanding	73	70	71	70

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2022	2021	2022	2021
Net Income (Loss)	$12	$(73)	$(62)	$(183)
Foreign Currency Translation Adjustments	59	15	59	11
Comprehensive Income (Loss)	71	(58)	(3)	(172)
Comprehensive Income Attributable to Noncontrolling Interests	6	5	12	11
Comprehensive Income (Loss) Attributable to Weatherford	$65	$(63)	$(15)	$(183)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except par value)	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash and Cash Equivalents	$879	$951
Restricted Cash	211	162
Accounts Receivable, Net of Allowance for Credit Losses of $30 at June 30, 2022 and $31 at December 31, 2021	930	825
Inventories, Net	716	670
Other Current Assets	274	303
Total Current Assets	3,010	2,911
Property, Plant and Equipment, Net of Accumulated Depreciation of $718 at June 30, 2022 and $623 at December 31, 2021	939	996
Intangible Assets, Net of Accumulated Amortization of $403 at June 30, 2022 and $328 at December 31, 2021	579	657
Operating Lease Right-of-Use Assets	115	113
Other Non-Current Assets	92	97
Total Assets	$4,735	$4,774

Liabilities:
Current Portion of Long-term Debt	$64	$12
Accounts Payable	448	380
Accrued Salaries and Benefits	291	343
Income Taxes Payable	142	140
Current Portion of Operating Lease Liabilities	53	59
Other Current Liabilities	385	398
Total Current Liabilities	1,383	1,332
Long-term Debt	2,366	2,416
Operating Lease Liabilities	121	128
Non-current Taxes Payable	239	264
Other Non-Current Liabilities	135	138
Total Liabilities	$4,244	$4,278

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 70 shares at June 30, 2022 and December 31, 2021	$—	$—
Capital in Excess of Par Value	2,913	2,904
Retained Deficit	(2,471)	(2,397)
Accumulated Other Comprehensive Income (Loss)	24	(35)
Weatherford Shareholders’ Equity	466	472
Noncontrolling Interests	25	24
Total Shareholders’ Equity	491	496
Total Liabilities and Shareholders’ Equity	$4,735	$4,774

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Cash Flows From Operating Activities:
Net Loss	$(62)	$(183)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	177	225
Asset Write-downs and Other Charges	6	—
Inventory Charges	24	39
Gain on Disposition of Assets	(14)	(13)
Deferred Income Tax Provision	6	6
Share-Based Compensation	13	9
Changes in Operating Assets and Liabilities, Net:
Accounts Receivable	(86)	41
Inventories	(71)	15
Accounts Payable	62	16
Other Assets and Liabilities, Net	(59)	(35)
Net Cash (Used in) Provided by Operating Activities	(4)	120
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(44)	(24)
Proceeds from Disposition of Assets	43	22
Other Investing Activities	8	—
Net Cash Provided by (Used in) Investing Activities	7	(2)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(7)	(5)
Repayments of Short-term Debt, Net	—	(4)
Other Financing Activities	(18)	(6)
Net Cash Used in Financing Activities	(25)	(15)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(1)	(1)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(23)	102
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,113	1,285
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,090	$1,387
Supplemental Cash Flow Information:
Interest Paid	$117	$141
Income Taxes Paid, Net of Refunds	$42	$32

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” “Weatherford,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”).

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2021 Annual Report for the discussion on our significant accounting policies. Certain reclassifications have been made to the financial statements and accompanying footnotes for the three and six months ended June 30, 2021 to conform to the presentation for the three and six months ended June 30, 2022, including the change in reportable segments made during the fourth quarter of 2021.

New Accounting Standards

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

2 – Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2021 Annual Report. During the fourth quarter of 2021, our chief operating decision maker changed the information regularly reviewed to be aligned with how we offer our services and technologies in relation to the life cycle of a well and we have realigned our reportable segments to reflect the change. All of our segments are enabled by a full suite of digital, monitoring, optimization and artificial intelligence solutions providing services throughout the well life cycle, including responsible abandonment. We have three reportable segments: (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention. Previously we had two geographic based reportable segments, Western Hemisphere and Eastern Hemisphere.

Our primary measure of segment profitability is segment adjusted EBITDA, which is based on segment earnings before interest, taxes, depreciation, amortization, share-based compensation expense and other adjustments. Research and development expenses are included in segment adjusted EBITDA. Corporate and other includes business activities related to all other segments (profit and loss), corporate and other expenses (overhead support and centrally managed or shared facilities costs) that do not individually meet the criteria for segment reporting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Revenues:
Drilling and Evaluation	$317	$265	$609	$501
Well Construction and Completions	383	337	727	660
Production and Intervention	345	278	631	537
Segment Revenues	1,045	880	1,967	1,698
All Other	19	23	35	37
Total Revenues	$1,064	$903	$2,002	$1,735

Segment Adjusted EBITDA:
Drilling and Evaluation	$69	$46	$128	$75
Well Construction and Completions	67	55	134	105
Production and Intervention	68	46	107	87
Segment Adjusted EBITDA	$204	$147	$369	$267
Corporate and Other	(18)	(11)	(32)	(29)
Depreciation and Amortization	(90)	(114)	(177)	(225)
Share-based Compensation Expense	(6)	(5)	(13)	(9)
Other Adjustments (a)	14	8	(25)	8
Operating Income	$104	$25	$122	$12
(a)Other adjustments in six months ended June 30, 2022 primarily include a net credit from the gain on asset sales related to our fulfillment initiatives and collections of previously impaired receivables in the three months ended June 30, 2022 offset by net charges in the three months ended March 31, 2022 that include a $20 million restructuring charge and a $17 million charge related to Ukraine. See “Note 4 – Restructuring Charges” for additional information on restructuring around our fulfillment initiatives.

3 – Revenues

Disaggregated Revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive, in exchange for those goods or services. The majority of our revenue is derived from short term contracts. Our products and services are generally sold based upon purchase orders, contracts or other legally enforceable arrangements with our customers that include fixed or determinable prices but do not generally include right of return provisions or other significant post-delivery obligations.

We lease drilling tools, artificial lift pumping equipment and other unmanned equipment to customers as operating leases. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. Equipment revenues recognized under ASU No. 2016-02, Leases (Topic 842) were $35 million and $66 million in the three and six months ended June 30, 2022, respectively, and $35 million and $63 million for the three and six months ended June 30, 2021, respectively.

The following table disaggregates our revenues from contracts with customers by geographic region and includes equipment rental revenues. North America in the table below consists of the U.S. and Canada.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Revenues by Geographic Areas:
Middle East/North Africa/Asia	$350	$289	$660	$556
North America	268	220	506	434
Latin America	265	205	492	381
Europe/Sub-Sahara Africa/Russia	181	189	344	364
Total Revenues	$1,064	$903	$2,002	$1,735

Contract Balances

The timing of our revenue recognition, billings and cash collections results in the recording of billed and unbilled accounts receivable, contract assets, customer advances and deposits (contract liabilities classified as deferred revenues). Receivables with customers are included in “Accounts Receivable, Net,” short-term contract assets are included in “Other Current Assets,” long-term contract assets are included in “Other Non-Current Assets” and contract liabilities are included in “Other Current Liabilities” on our Condensed Consolidated Balance Sheets. The following table summarizes these balances as of June 30, 2022 and December 31, 2021:

(Dollars in millions)	June 30, 2022	December 31, 2021
Total Accounts Receivables	$930	$825
Receivables for Product and Services in Accounts Receivable, Net	$900	$795
Receivables for Equipment Rentals in Account Receivable, Net	$30	$30
Short-Term Contract Assets in Other Current Assets	$41	$47
Long-term Contract Assets in Other Non-Current Assets	$18	$14
Contract Liabilities in Other Current Liabilities (a)	$22	$26
(a)Revenues recognized during the six months ended June 30, 2022 and 2021 that were included in the contract liabilities balance at the beginning of each year were $18 million and $25 million, respectively.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASU 2014-09, Revenues from Contracts with Customers (Topic 606). A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In the following table, estimated revenue for contracts with original performance obligations greater than twelve months are expected to be recognized in the future related to performance obligations that are either unsatisfied or partially unsatisfied as of June 30, 2022.

(Dollars in millions)	2022	2023	2024	2025	Thereafter	Total
Service Revenue	$35	$63	$65	$52	$22	$237

4 – Restructuring Charges

We had nil and $20 million in restructuring charges for the three and six months ended June 30, 2022, respectively, presented as “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations. The charges were primarily related to the launch of a multi-year footprint consolidation and workforce efficiency initiative aimed at improving fulfillment operations and included $14 million in severance and $6 million in asset retirement obligations. No restructuring charges were recognized in the three and six months ended June 30, 2021.

The following table presents total restructuring charges by segment and All Other in the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Drilling and Evaluation	$—	$—	$5	$—
Well Construction and Completions	—	—	7	—
Production and Intervention	—	—	5	—
All Other	—	—	3	—
Total Restructuring Charges	$—	$—	$20	$—

The following table presents total restructuring reserve activity in the six months ended June 30, 2022:

(Dollars in millions)	December 31, 2021	Charges	Cash Payments	(Credits)/Other	June 30, 2022
Restructuring Reserve	$17	$20	$(10)	$—	$27

5 – Inventories, Net

Inventories, net of reserves of $139 million and $159 million as of June 30, 2022 and December 31, 2021, respectively, are presented by category in the table below:

(Dollars in millions)	June 30, 2022	December 31, 2021
Finished Goods	$634	$595
Work in Process and Raw Materials, Components and Supplies	82	75
Inventories, Net	$716	$670

In the three and six months ended June 30, 2022 and 2021, we recognized inventory charges, including excess and obsolete inventory charges, in the following captions on our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Inventory Charges in “Cost of Products”	$9	$16	$20	$32
Inventory Charges in “Other Charges (Credits)”	—	6	4	7
Total Inventory Charges	$9	$22	$24	$39

6 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	June 30, 2022	December 31, 2021
Developed and Acquired Technology, Net of Accumulated Amortization of $302 at June 30, 2022 and $247 at December 31, 2021	$285	$343
Trade Names, Net of Accumulated Amortization of $101 at June 30, 2022 and $81 at December 31, 2021	294	314
Intangible Assets, Net of Accumulated Amortization of $403 at June 30, 2022 and $328 at December 31, 2021	$579	$657

Amortization expense was $39 million and $78 million for both the three and six months ended June 30, 2022 and June 30, 2021, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations.

7 – Borrowings and Other Debt Obligations

(Dollars in millions)	June 30, 2022	December 31, 2021
Current Portion of Finance Leases	$14	$12
Current Portion of Exit Notes	50	—
Current Portion of Long-term Debt	$64	$12

11.00% Exit Notes due 2024	$250	$300
6.50% Senior Secured Notes due 2028	489	488
8.625% Senior Notes due 2030	1,585	1,584
Long-term Portion Finance Leases	42	44
Long-term Debt	$2,366	$2,416

Our Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes (described below) were issued by Weatherford Bermuda and guaranteed by Weatherford International plc and Weatherford Delaware and other subsidiary guarantors party thereto.

Exit Notes

We have an outstanding aggregate principal amount of $300 million due in 2024 on our 11.00% senior unsecured notes (“Exit Notes”) with interest payable semiannually on June 1 and December 1. At June 30, 2022, the carrying value of $300 million represents the remaining unpaid principal. On July 11, 2022, we issued a notice of election to redeem $50 million in principal plus related unpaid interest by August 10, 2022 of our Exit Notes.

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

2030 Senior Notes

On October 27, 2021, we issued 8.625% Senior Notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest accrues at the rate of 8.625% per annum and is payable semiannually on June 1 and December 1 of each year, commencing on June 1, 2022. The proceeds from this debt issuance were used to redeem $1.6 billion of the above Exit Notes.

LC Agreement

We have a senior secured letter of credit agreement (the “LC Agreement”) in an aggregate amount of $215 million maturing on May 29, 2024, which is used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit.

At June 30, 2022, we had approximately $173 million in outstanding letters of credit under the LC Agreement and availability of $42 million.

As of June 30, 2022, we had $378 million of letters of credit outstanding, consisting of the $173 million under the LC Agreement and another $205 million under various uncommitted bi-lateral facilities (of which there was $205 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). Our letters of credit under various uncommitted bi-lateral facilities increased “Restricted Cash” since December 31, 2021 due to a requirement from a new multi-year contract.

Accrued Interest

As of June 30, 2022 and December 31, 2021, we had accrued interest of approximately $24 million and $35 million, respectively in “Other Current Liabilities” primarily related to the Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes.

Fair Value of Short and Long-term Borrowings

The carrying value of our short-term borrowings approximates their fair value due to their short maturities. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued and will be less than the carrying value when the market rate is greater than the interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets. The table below presents the fair value and carrying value of our long-term debt (including the current portion of long-term debt and excluding finance leases).

	June 30, 2022		December 31, 2021
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
11.00% Exit Notes due 2024	$300	$302	$300	$311
6.50% Senior Secured Notes due 2028	489	450	488	528
8.625% Senior Notes due 2030	1,585	1,338	1,584	1,660
Current and Long-Term Debt (excluding Finance Leases)	$2,374	$2,090	$2,372	$2,499

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 were $41 million and $40 million, respectively.

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

9 – Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the three and six months ended June 30, 2022 and 2021:

(Dollars in millions)	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests “NCI”	Total Shareholders’ Equity
Balance at December 31, 2021	$2,904	$(2,397)	$(35)	$24	$496
Net Income (Loss)	—	(80)	—	6	(74)
Equity Awards, Granted, Vested and Exercised	4	—	—	—	4
Balance at March 31, 2022	$2,908	$(2,477)	$(35)	$30	$426
Net Income	—	6	—	6	12
Other Comprehensive Income	—	—	59	—	59
Dividends to NCI	—	—	—	(11)	(11)
Equity Awards Granted, Vested and Exercised	5	—	—	—	5
Balance at June 30, 2022	$2,913	$(2,471)	$24	$25	$491

Balance at December 31, 2020	$2,897	$(1,947)	$(43)	$30	$937
Net Income (Loss)	—	(116)	—	6	(110)
Dividends to NCI	—	—	—	(2)	(2)
Other Comprehensive Loss	—	—	(4)	—	(4)
Balance at March 31, 2021	$2,897	$(2,063)	$(47)	$34	$821
Net Income (Loss)	—	(78)	—	5	(73)
Other Comprehensive Income	—	—	15	—	15
Dividends to NCI	—	—	—	(4)	(4)
Equity Awards Granted, Vested and Exercised	2	—	—	—	2
Other	—	—	—	(2)	(2)
Balance at June 30, 2021	$2,899	$(2,141)	$(32)	$33	$759

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the six months ended June 30, 2022 and 2021:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2021	$(36)	$1	$(35)
Other Comprehensive Income	59	—	59
Balance at June 30, 2022	$23	$1	$24

Balance at December 31, 2020	$(31)	$(12)	$(43)
Other Comprehensive Income	11	—	11
Balance at June 30, 2021	$(20)	$(12)	$(32)

10 – Income (Loss) per Share

Basic income (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares. Antidilutive shares represent potentially dilutive securities which are excluded from the computation of diluted income or loss per share as their impact was antidilutive. These include potential ordinary shares for restricted share units, performance share units, phantom restricted share units, and outstanding warrants. Our basic and diluted weighted average shares outstanding for periods presented with net loss are equivalent as the impact of the inclusion of potential dilutive securities are antidilutive.

A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2022	2021	2022	2021
Net Income (Loss) Attributable to Weatherford	$6	$(78)	$(74)	$(194)
Basic Weighted Average Shares Outstanding	71	70	71	70
Dilutive Effect of Awards Granted in Stock Incentive Plans	2	—	—	—
Diluted Weighted Average Shares Outstanding	73	70	71	70

Antidilutive Shares	8	10	11	10
Basic and Diluted Income (Loss) Per Share Attributable to Weatherford	$0.08	$(1.11)	$(1.04)	$(2.77)

11 – Income Taxes

We determine our quarterly tax provision using the year-to-date effective tax rate because the estimated annual approach is not reliable given that small changes in estimated ordinary annual income result in significant changes in our estimated annual effective tax rate. The year-to-date effective tax rate treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered residents for income tax purposes. The relationship between our pre-tax income or loss and our income tax provision or benefit varies from period to period due to various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure.

In the three and six months ended June 30, 2022, we recognized tax expense of $12 million and $40 million, respectively, on an income before income taxes of $24 million and loss before taxes of $22 million, respectively, compared to the three and six months ended June 30, 2021 where we recognized tax expense of $15 million and $38 million, respectively, on a loss before income taxes of $58 million and $145 million, respectively. The expense in the three and six months ended June 30, 2022 included a $27 million recognition of a benefit from previously uncertain tax positions. Our income tax provisions are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss and other adjustments. Impairments and other charges recognized may not result in significant tax benefit due to our inability to forecast realization of the tax benefit of such losses.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of June 30, 2022, we anticipate that it is reasonably possible that our uncertain tax positions of $239 million may decrease by up to $13 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this item, “Weatherford”, “the Company,” “we,” “us” and “our” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements include assumptions, certain risks and uncertainties. For information about these assumptions, risks and uncertainties, refer to the section “Forward-Looking Statements” and the section “PART II - Other Information - Item 1A. Risk Factors.”

Business

Weatherford delivers innovative energy services that integrate proven technologies with advanced digitalization to create sustainable offerings for maximized value and return on investment. We provide equipment and services used in the drilling, evaluation, construction, completion, production, intervention and responsible abandonment of wells across the broad spectrum of energy sources.

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

Industry Trends

The level of spending in the energy industry is heavily influenced by the current and expected future prices of oil and natural gas, but is also impacted by environmental, social and governance (“ESG”) initiatives, and ongoing supply chain shortages as well as geopolitical events like the ongoing military conflict between Russia and Ukraine (“Russia Ukraine Conflict”). These events, in addition to the reopening of the global economy around the relaxing of public restrictions related to the COVID-19 pandemic, have caused commodity prices to increase year-over-year.

The industry is also impacted by sanctions related to the Russia Ukraine Conflict. Most notably, several countries including the United States, the European Union and the United Kingdom, have imposed broad sanctions against Russia, certain Russian individuals and certain activities involving Russia or Russian individuals. These factors may result in an increase or decrease in demand for our products and services.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”) and Brent North Sea (“Brent”) crude oil and Henry Hub natural gas.

	Three Months Ended		Six Months Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Oil price - WTI (1)	$108.72	$66.09	$101.59	$61.94
Oil price - Brent (1)	$113.54	$68.83	$106.92	$64.83
Natural gas price - Henry Hub (2)	$7.48	$2.94	$6.07	$3.25
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu (rounded to the nearest $0.01)

Rig count is an indicator of the level of spending for the exploration and production of oil and natural gas reserves and the increase year-over-year is due to similar reasons described above. The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended		Six Months Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
North America	827	522	829	529
International	816	734	819	716
Worldwide	1,643	1,256	1,648	1,245

Consolidated Statements of Operations - Operating Income Summary

Revenues of $1.1 billion and $2.0 billion in the three and six months ended June 30, 2022, increased 18% and 15%, compared to the three and six months ended June 30, 2021, respectively. The year-over-year improvement was from an increased demand across all segments.

Cost of products and services of $756 million and $1.4 billion in the three and six months ended June 30, 2022, increased $79 million, or 12%, and $125 million, or 10%, compared to the three and six months ended June 30, 2021, respectively, primarily reflecting increased overall demand, impacts from supply chain disruptions and inflation. Our cost of products and services as a percentage of revenues was 71% and 72% in the three and six months ended June 30, 2022, an improvement compared to 75% and 76% in the three and six months ended June 30, 2021, reflecting increasing demand on a more efficient cost structure.

Selling, general, administrative and research and development costs of $218 million and $417 million in the three and six months ended June 30, 2022, increased $9 million, or 4%, and decreased $1 million, compared to the three and six months ended June 30, 2021, primarily reflecting cost initiative efforts in managing the rate of growth on a percentage of revenue growth. These costs as a percentage of revenues were 21% in both the three and six months ended June 30, 2022, an improvement compared to 23% and 24% in the three and six months ended June 30, 2021, also reflecting our focus on simplification.

Restructuring charges include nil and $20 million in the three and six months ended June 30, 2022, see “Note 4 – Restructuring Charges” for additional information.

Other charges (credits) in the three and six months ended June 30, 2022 was a credit of $14 million and a charge of $5 million, respectively. The net credit in the three months ended June 30, 2022 was primarily from the gain on asset sales related to our fulfillment initiatives and collections of previously impaired receivables offset by a net charge in the three months ended March 31, 2022 that includes a $17 million charge related to Ukraine, resulting in a net charge in the six months ended June 30, 2022.

Operating income of $104 million and $122 million in the three and six months ended June 30, 2022 improved $79 million and $110 million, compared to the three and six months ended June 30, 2021, respectively, due to the above-mentioned improvements.

Consolidated Statements of Operations - Non-Operating Expenses Summary

Interest Expense, Net

Interest expense, net was $48 million and $96 million in the three and six months ended June 30, 2022, respectively, and primarily represented interest on our outstanding long-term debt (see “Note 7 – Borrowings and Other Debt Obligations” to our Condensed Consolidated Financial Statements for additional details). Interest expense, net was $72 million and $142 million in the three and six months ended June 30, 2021, respectively. The year-over-year decrease was due to partial repayments of principal and refinancing initiatives in the second half of 2021 which reduced our interest rates.

Other Expense, Net

Other expense, net was $32 million and $48 million in the three and six months ended June 30, 2022, compared to $11 million and $15 million in the three and six months ended June 30, 2021, respectively. Other expense, net is comprised of letter of credit fees, other financing charges, and foreign exchange losses. The year-over-year increase was primarily due to foreign exchange losses, changes in fair value and settlements of certain foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency. The amounts will fluctuate, depending on exchange rate volatility, the volume of our foreign currency transactions, and our hedge decisions. At June 30, 2022 and December 31, 2021, we had outstanding foreign currency forward contracts with notional amounts aggregating to $43 million and $349 million, respectively.

Income Taxes

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered residents for income tax purposes. The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors, which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions, the impacts of tax planning activities and the resolution of tax audits. Our effective rate differs from the Irish statutory tax rate as the majority of our operations are taxed in jurisdictions with different tax rates. In addition, we are generally unable to recognize tax benefit on our losses. Please see “Note 11 – Income Taxes” to our Condensed Consolidated Financial Statements for additional details.

Segment Results of Operations

Financial information by segment is summarized below.

			Favorable
			(Unfavorable)
	Three Months Ended		$	% or bps
(Dollars in millions)	6/30/2022	6/30/2021	Change
Revenues:
Drilling and Evaluation	$317	$265	$52	20%
Well Construction and Completions	383	337	46	14%
Production and Intervention	345	278	67	24%
Segment Revenues	1,045	880	165	19%
All Other	19	23	(4)	(17)%
Total Revenues	$1,064	$903	$161	18%

Segment Adjusted EBITDA:
Drilling and Evaluation	$69	$46	$23	50%
Well Construction and Completions	67	55	12	22%
Production and Intervention	68	46	22	48%
Segment Adjusted EBITDA	$204	$147	$57	39%

Corporate and Other	(18)	(11)	(7)	(64)%
Depreciation and Amortization	(90)	(114)	24	21%
Share-based Compensation Expense	(6)	(5)	(1)	(20)%
Other Adjustments	14	8	6	75%
Operating Income	$104	$25	$79	316%

Segment Adjusted EBITDA Margins:
Drilling and Evaluation	21.8%	17.4%	n/m	440	bps
Well Construction and Completions	17.5%	16.3%	n/m	120	bps
Production and Intervention	19.7%	16.5%	n/m	320	bps
Segment Adjusted EBITDA	19.5%	16.7%	n/m	280	bps

			Favorable
			(Unfavorable)
	Six Months Ended		$	% or bps
(Dollars in millions)	6/30/2022	6/30/2021	Change
Revenues:
Drilling and Evaluation	$609	$501	$108	22%
Well Construction and Completions	727	660	67	10%
Production and Intervention	631	537	94	18%
Segment Revenues	1,967	1,698	269	16%
All Other	35	37	(2)	(5)%
Total Revenues	$2,002	$1,735	$267	15%

Segment Adjusted EBITDA:
Drilling and Evaluation	$128	$75	$53	71%
Well Construction and Completions	134	105	29	28%
Production and Intervention	107	87	20	23%
Segment Adjusted EBITDA	$369	$267	$102	38%

Corporate and Other	(32)	(29)	(3)	(10)%
Depreciation and Amortization	(177)	(225)	48	21%
Share-based Compensation Expense	(13)	(9)	(4)	(44)%
Other Adjustments	(25)	8	(33)	(413)%
Operating Income	$122	$12	$110	917%

Segment Adjusted EBITDA Margins:
Drilling and Evaluation	21.0%	15.0%	n/m	600	bps
Well Construction and Completions	18.4%	15.9%	n/m	250	bps
Production and Intervention	17.0%	16.2%	n/m	80	bps
Segment Adjusted EBITDA	18.8%	15.7%	n/m	310	bps

Segment Revenues

Segment revenues of $1.0 billion and $2.0 billion in the three and six months ended June 30, 2022, increased $165 million, or 19%, and increased $269 million, or 16%, compared to the same periods in 2021, respectively. The year-over-year improvement was from an increased demand in all segments.

DRE revenues of $317 million and $609 million in the three and six months ended June 30, 2022, increased $52 million, or 20%, and increased $108 million, or 22%, compared to the same periods in 2021, respectively. The year-over-year increase was largely due to increased demand for wireline in the three months ended and managed pressure drilling in the six months ended June 30, 2022, compared to the same periods in 2021, respectively, and primarily in Latin America.

WCC revenues of $383 million and $727 million in the three and six months ended June 30, 2022, increased $46 million, or 14%, and increased $67 million, or 10%, compared to the same periods in 2021, respectively. The year-over-year increase in the three and six months was largely due to increased demand for cementation products, primarily in North America and the Middle East North Africa/Asia regions.

PRI revenues of $345 million and $631 million in the three and six months ended June 30, 2022, increased $67 million, or 24%, and increased $94 million, or 18%, compared to the same periods in 2021, respectively. The year-over-year increase in the three and six months was largely due to increased demand for artificial lift, primarily in North America.

Segment Adjusted EBITDA and Margins

Our primary measure of segment profitability is segment adjusted EBITDA. Segment adjusted EBITDA of $204 million and $369 million in the three and six months ended June 30, 2022, increased $57 million, or 39%, and increased $102 million, or 38%, compared to the same periods in 2021, respectively. The year-over-year improvement exceeded the rate of improvement for revenues primarily from an increased demand in all segments with a more profitable mix of service and product sales on a more efficient cost structure, resulting in higher fall-through on margins. Segment adjusted EBITDA margins were 20% and 19% in the three and six months ended June 30, 2022, an improvement compared to 17% and 16% in the three and six months ended June 30, 2021, respectively.

DRE segment adjusted EBITDA of $69 million and $128 million in the three and six months ended June 30, 2022, increased $23 million, or 50%, and increased $53 million or 71%, compared to the same period in 2021, respectively. DRE segment adjusted EBITDA margins were 22% and 21% in the three and six months ended June 30, 2022, an improvement compared to 17% and 15% in the three and six months ended June 30, 2021, respectively. The year-over-year improvements were largely due to higher fall-through on margins for managed pressure drilling and wireline, primarily in Latin America in all periods, and North America in the three months ended and the Middle East North Africa/Asia regions in the six months ended June 30, 2022, compared to the same periods in 2021, respectively.

WCC segment adjusted EBITDA of $67 million and $134 million in the three and six months ended June 30, 2022, increased $12 million, or 22%, and increased $29 million, or 28%, compared to the same period in 2021, respectively. WCC segment adjusted EBITDA margins were 18% in both the three and six months ended June 30, 2022, an improvement compared to 16% in both the three and six months ended June 30, 2021, respectively. The year-over-year improvements were largely due to higher fall-through on margins for cementation and liner hangers, primarily in North America and the Middle East North Africa/Asia regions in all periods.

PRI segment adjusted EBITDA of $68 million and $107 million in the three and six months ended June 30, 2022, increased $22 million, or 48%, and increased $20 million, or 23%, compared to the same period in 2021, respectively. PRI segment adjusted EBITDA margins were 20% and 17% in the three and six months ended June 30, 2022, an improvement compared to 17% and 16% in the three and six months ended June 30, 2021, respectively. The year-over-year improvements were largely due to higher fall-through on margins for intervention services and drilling tools, primarily in North America and the Middle East North Africa/Asia regions in all periods.

Depreciation and Amortization

Depreciation and amortization was $90 million and $177 million in the three and six months ended June 30, 2022, compared to $114 million and $225 million in the three and six months ended June 30, 2021, respectively. The year-over-year decrease was primarily from a lower asset base.

Share-based Compensation Expense

We record share-based compensation expense in “Selling, General and Administrative” on the accompanying Condensed Consolidated Statements of Operations. We recognized $6 million and $13 million in the three and six months ended June 30, 2022, compared to $5 million and $9 million in the three and six months ended June 30, 2021, respectively. The year-over-year increase was due to additional awards granted.

Other Adjustments

Other adjustments in the six months ended June 30, 2022 primarily include a net credit from the gain on asset sales related to our fulfillment initiatives and collections of previously impaired receivables in the three months ended June 30, 2022 offset by net charges in the three months ended March 31, 2022 that include a $20 million restructuring charge and a $17 million charge related to Ukraine. See “Note 4 – Restructuring Charges” and earlier description of other charges (credits) for additional information.

Business Outlook

Growth in the energy services industry is highly dependent on many external factors. These include, but are not limited to, the impact from geopolitical conflicts, the global response to the COVID-19 pandemic, our customers’ capital expenditures, ESG driven changes, world economic, political and weather conditions, the price of oil and natural gas, and member-country quota compliance within the Organization of Petroleum Exporting Countries and the expanded alliance (“OPEC+”). We expect continued improvements in our customer activity levels and generally positive macroeconomic conditions that may offset inflationary pressures and potential recessionary concerns, all of which are expected to provide a pathway to a multi-year energy demand expansion. We continue to closely monitor the ongoing supply chain disruptions, escalating costs, logistical constraints and travel restrictions. We believe that industry activity will continue to improve in 2022 and our consolidated revenues are anticipated to grow by mid-teens above 2021 levels.

Russia Ukraine Conflict

On February 24, 2022, the broad Russia Ukraine Conflict began and in response, we evaluated, and continue to evaluate, our operations, with the first action being centered on the safety and well-being of our employees in the impacted regions.

In response to the Russia Ukraine Conflict, the United States, the European Union, the United Kingdom and other countries have imposed broad sanctions against Russia, certain Russian individuals and certain activities involving Russia or Russian individuals. Certain restrictions have been placed, that have impacted the movement of assets, primarily activity into Russia. We continue to monitor and intend to remain in full compliance with the evolving sanctions landscape and will continue to fulfill existing contractual obligations within applicable international laws and sanctions.

Revenues in Russia were 6% of our total revenues for both the three and six months ended June 30, 2022. Excluding cash, net assets in Russia were $168 million as of June 30, 2022, and are comprised of $127 million in current assets, $93 million in property, plant and equipment, $5 million in other non-current assets, and $57 million in liabilities.

If the Russia Ukraine Conflict and related sanctions persist or are escalated, our business may be negatively impacted, potentially lowering revenues or triggering asset impairments in Russia.

Opportunities and Challenges

Our customers continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and pressures us to deliver our products and services at competitive rates. In addition, as consolidation of the energy services industry continues due to market conditions, there has been an increased demand for companies to provide specialized products, services and technologies. Weatherford delivers innovative energy services that integrate proven technologies with advanced digitalization to create sustainable offerings for maximized value and return on investment. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will depend heavily on pricing, volume of work, our ability to offer technology solutions to more efficiently extract oil and gas while controlling costs, and our success in penetrating new and existing markets with our newly developed technologies. Over the long-term, we expect the world’s demand for energy to continue to rise and require more advanced technology from the energy service industry. We remain focused on delivering innovative and cost-efficient solutions for customers to assist them in achieving their operational, safety and environmental objectives.

Current market conditions could make it more difficult to obtain our targeted cost reduction benefits and to recruit, motivate and retain employees, including key personnel. Escalations of sanctions and other events around the Russia Ukraine Conflict, including increased exposure to cyber attacks, increasing investor and government focus on ESG factors, supply chain challenges and disruptions, and the cyclicality of the energy industry may negatively impact demand for our products and services. We are following our long-term strategy aimed at achieving sustainable profitability in our businesses, servicing our customers and creating value for our shareholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including future potential prolonged industry downturns, our ability to respond to industry demands in periods of over-supply or uncertain oil prices, and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

Liquidity and Capital Resources

At June 30, 2022, we had total cash and cash equivalents plus restricted cash of $1.1 billion, of which $211 million was restricted cash, compared to $1.1 billion at December 31, 2021, of which $162 million was restricted cash. The following table summarizes cash flows (used in) provided by each type of business activity in the periods presented:

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Net Cash (Used in) Provided by Operating Activities	$(4)	$120
Net Cash Provided by (Used in) Investing Activities	$7	$(2)
Net Cash Used in Financing Activities	$(25)	$(15)

Operating Activities

Cash used in operating activities was $4 million for the six months ended June 30, 2022. The primary uses of cash in operating activities were working capital investments to support increased customer activity and interest payments. The cash used in operating activities was minimized by accounts receivable collections and by a short-term monetization transaction we entered into during the three months ended June 30, 2022 on certain accounts receivable balances. This transaction resulted in net cash proceeds of $59 million in the three months ended June 30, 2022, which decreased our net cash outflows in the six months ended June 30, 2022.

Cash provided by operating activities was $120 million for the six months ended June 30, 2021. The primary sources of cash provided by operating activities were driven by collections on our accounts receivables and inventory utilization, partially offset by interest payments.

Investing Activities

Cash provided by investing activities was $7 million for the six months ended June 30, 2022. The primary investing activities included proceeds from the sale of assets of $43 million and a release of funds in escrow related to the sale of business for $9 million, which was offset by cash used for capital expenditures of $44 million.

Cash used in investing activities was $2 million for the six months ended June 30, 2021. The primary uses of cash in investing activities were capital expenditures of $24 million for property, plant and equipment, offset by proceeds of $22 million from other asset dispositions.

Financing Activities

Cash used in financing activities was $25 million for the six months ended June 30, 2022 and $15 million for the six months ended June 30, 2021. The primary uses of cash in financing activities in all periods presented were for finance lease payments and dividends paid to noncontrolling interests.

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

Our cash and cash equivalents of $879 million (which excludes restricted cash) remain our primary source of funds to manage any liquidity event risks.

LC Agreement
We have a senior secured letter of credit agreement (the “LC Agreement”) in an aggregate amount of $215 million maturing on May 29, 2024, which is used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit.

At June 30, 2022, we had approximately $173 million in outstanding letters of credit under the LC Agreement and availability of $42 million.

Ratings Services’ Credit Ratings

Our credit ratings at June 30, 2022 were maintained since December 31, 2021.

•Moody’s Investors Service corporate family rating is at B2, our senior unsecured notes rating is at B3, and our senior secured notes and LC Agreement ratings are at Ba3. The outlook is stable.
•Standard and Poor’s corporate family and senior unsecured notes ratings are at B-, and our senior secured notes and LC Agreement ratings are B+. The outlook is stable.

Cash Requirements

Our cash requirements will continue to include payments for capital expenditures, payments for short-term working capital needs, interest payments on our long-term debt, repayment on finance leases, operating costs associated with our business and restructuring payments. In 2021, operating cash flow benefited from the monetization of working capital accumulated in 2020. As business activity rises, we expect to continue to utilize cash on capital assets and working capital growth. Our cash requirements may also include awards under our employee incentive programs and other amounts to settle litigation related matters.

At June 30, 2022, we had outstanding debt of $300 million in aggregate principal amount for our Exit Notes due 2024, $500 million in aggregate principal amount for our 2028 Senior Secured Notes and $1.6 billion in aggregate principal amount of the 2030 Senior Notes. On July 11, 2022, we issued a notice of election to redeem $50 million of our Exit Notes on August 10, 2022. Please see “Note 7 – Borrowings and Other Debt Obligations” for additional details.

Our capital spending for 2022 is currently projected to be between $120 million to $140 million. Capital expenditures are expected to be used primarily to support the ongoing activities and commitments in our core business. We expect to make $213 million in interest payments in 2022 and approximately $198 million in interest payments annually until the maturity of our long-term debt (excluding finance leases). Our payments on operating leases and operating purchase obligations in 2022 are expected to be approximately $74 million and $177 million, respectively.

Cash and cash equivalents plus restricted cash are held by subsidiaries outside of Ireland. At June 30, 2022 we had approximately $160 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we foresee we will be able to redeploy cash with minimal to no incremental tax.

Customer Receivables

We may experience delayed customer payments and payment defaults due to, among other reasons, reductions in our customers’ cash flow from operations, our customers’ inability to access credit markets, as well as unsettled political conditions.

Accounts Receivable Factoring and Monetization

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

During the three and six months ended June 30, 2022, we sold accounts receivable balances of $9 million and $26 million, and received cash proceeds of $8 million and $23 million, respectively. During the three and six months ended June 30, 2021, we sold accounts receivable balances of $34 million and $40 million, and received cash proceeds of $29 million and $34 million, respectively.

Additionally, during the three months ended June 30, 2022, we entered into a short-term monetization transaction on accounts receivable balances of $77 million. We received net cash proceeds of $59 million in the three months ended June 30, 2022 and $16 million in early July. The proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

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

Letters of Credit and Surety Bonds

As of June 30, 2022, we had $378 million of letters of credit outstanding, consisting of the $173 million under the LC Agreement and another $205 million under various uncommitted bi-lateral facilities (of which there was $205 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). Our letters of credit under various uncommitted bi-lateral facilities increased “Restricted Cash” since December 31, 2021 due to a requirement from a new multi-year contract.

We utilize surety bonds as part of our customary business practice in Latin America. As of June 30, 2022, we had surety bonds outstanding of $299 million. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our LC Agreement or surety bonds, our available liquidity would be reduced by the amount called.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. The forward-looking statements included herein are only made as of the date of the filing of this report, and we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under “Part II – Other Information – Item 1A. Risk Factors”, sets forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

•global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict);
•general global economic repercussions related to U.S. and global inflationary pressures and potential recessionary concerns;

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
•cybersecurity issues, as we may experience a higher rate of cybersecurity attacks, intrusions or incidents in the current environment of remote connectivity, as well as increased geopolitical conflicts and tensions;
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
•our ability to manage our workforce, supply chain challenges and disruptions, business processes, information technology systems and technological innovation and commercialization, including the impact of our organization restructure, business enhancements, improvement efforts and the cost and support reduction plans;
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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Our management identified no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 8 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2021 Annual Report, Part I, under the heading “Item 1A. Risk Factors” and our Form 10-Q for the three months ended March 31, 2022, as well as other information included and incorporated by reference in this report. As of June 30, 2022, there have been no material changes in our assessment of our risk factors from the aforementioned.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During June 2022, we issued an aggregate of 3 ordinary shares upon the exercise of outstanding warrants, resulting in cash proceeds to the Company of approximately $300. The ordinary shares were issued pursuant to an exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act of 1933.

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

Weatherford International plc

Date:	July 28, 2022	By:	/s/ H. Keith Jennings
H. Keith Jennings
Executive Vice President and
Chief Financial Officer

Date:	July 28, 2022	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and
Chief Accounting Officer