Form 10-Q
period 2022-09-30
Weatherford International plc
filed 2022-10-26
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of October 21, 2022, there were 70,608,639 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Third Quarter and Nine Months Ended September 30, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in millions, except per share amounts)	2022	2021	2022	2021
Revenues:
Services	$698	$623	$1,947	$1,734
Products	422	322	1,175	946
Total Revenues	1,120	945	3,122	2,680
Costs and Expenses:
Cost of Services	440	407	1,243	1,155
Cost of Products	335	279	970	844
Research and Development	23	21	66	63
Selling, General and Administrative	201	175	575	551
Restructuring Charges	2	—	22	—
Other Charges (Credits)	(2)	(8)	3	(16)
Total Costs and Expenses	999	874	2,879	2,597
Operating Income	121	71	243	83
Interest Expense, Net	(44)	(69)	(140)	(211)
Loss on Extinguishment of Debt and Bond Redemption Premium	(2)	(59)	(2)	(59)
Other Expense, Net	(12)	(4)	(60)	(19)
Income (Loss) Before Income Taxes	63	(61)	41	(206)
Income Tax Provision	(26)	(28)	(66)	(66)
Net Income (Loss)	37	(89)	(25)	(272)
Net Income Attributable to Noncontrolling Interests	9	6	21	17
Net Income (Loss) Attributable to Weatherford	$28	$(95)	$(46)	$(289)

Basic Income (Loss) per Share	$0.39	$(1.36)	$(0.65)	$(4.13)
Basic Weighted Average Shares Outstanding	71	70	71	70

Diluted Income (Loss) per Share	$0.39	$(1.36)	$(0.65)	$(4.13)
Diluted Weighted Average Shares Outstanding	72	70	71	70

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2022	2021	2022	2021
Net Income (Loss)	$37	$(89)	$(25)	$(272)
Foreign Currency Translation Adjustments	(51)	(11)	8	—
Comprehensive Loss	(14)	(100)	(17)	(272)
Comprehensive Income Attributable to Noncontrolling Interests	9	6	21	17
Comprehensive Loss Attributable to Weatherford	$(23)	$(106)	$(38)	$(289)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except par value)	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash and Cash Equivalents	$933	$951
Restricted Cash	210	162
Accounts Receivable, Net of Allowance for Credit Losses of $29 at September 30, 2022 and $31 at December 31, 2021	927	825
Inventories, Net	723	670
Other Current Assets	270	303
Total Current Assets	3,063	2,911
Property, Plant and Equipment, Net of Accumulated Depreciation of $753 at September 30, 2022 and $623 at December 31, 2021	908	996
Intangible Assets, Net of Accumulated Amortization of $439 at September 30, 2022 and $328 at December 31, 2021	540	657
Operating Lease Right-of-Use Assets	111	113
Other Non-Current Assets	85	97
Total Assets	$4,707	$4,774

Liabilities:
Current Portion of Long-term Debt	$14	$12
Accounts Payable	425	380
Accrued Salaries and Benefits	337	343
Income Taxes Payable	138	140
Current Portion of Operating Lease Liabilities	46	59
Other Current Liabilities	424	398
Total Current Liabilities	1,384	1,332
Long-term Debt	2,366	2,416
Operating Lease Liabilities	114	128
Non-current Taxes Payable	228	264
Other Non-Current Liabilities	143	138
Total Liabilities	$4,235	$4,278

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 71 shares at September 30, 2022 and 70 at December 31, 2021	$—	$—
Capital in Excess of Par Value	2,923	2,904
Retained Deficit	(2,443)	(2,397)
Accumulated Other Comprehensive Loss	(27)	(35)
Weatherford Shareholders’ Equity	453	472
Noncontrolling Interests	19	24
Total Shareholders’ Equity	472	496
Total Liabilities and Shareholders’ Equity	$4,707	$4,774

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Cash Flows From Operating Activities:
Net Loss	$(25)	$(272)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	265	337
Loss on Extinguishment of Debt and Bond Redemption Premium	2	59
Asset Write-downs and Other Charges	6	—
Inventory Charges	30	50
Gain on Disposition of Assets	(22)	(22)
Deferred Income Tax Provision	24	15
Share-Based Compensation	18	13
Changes in Operating Assets and Liabilities, Net:
Accounts Receivable	(103)	5
Inventories	(99)	(14)
Accounts Payable	49	27
Other Assets and Liabilities, Net	11	36
Net Cash Provided by Operating Activities	156	234
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(83)	(44)
Proceeds from Disposition of Assets	55	39
Other Investing Activities	6	3
Net Cash Used in Investing Activities	(22)	(2)
Cash Flows From Financing Activities:
Borrowings of Long-term Debt, Net	—	491
Repayments of Long-term Debt	(62)	(510)
Repayments of Short-term Debt, Net	—	(4)
Bond Redemption Premium	(2)	(22)
Other Financing Activities	(25)	(20)
Net Cash Used in Financing Activities	(89)	(65)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(15)	(6)
Net Increase in Cash, Cash Equivalents and Restricted Cash	30	161
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,113	1,285
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,143	$1,446
Supplemental Cash Flow Information:
Interest Paid	$136	$171
Income Taxes Paid, Net of Refunds	$58	$44

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2021 Annual Report for the discussion on our significant accounting policies. Certain reclassifications have been made to these Condensed Consolidated Financial Statements and accompanying footnotes for the three and nine months ended September 30, 2021 to conform to the presentation for the three and nine months ended September 30, 2022, including the change in reportable segments made during the fourth quarter of 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Revenues:
Drilling and Evaluation	$348	$278	$957	$779
Well Construction and Completions	391	345	1,118	1,005
Production and Intervention	357	292	988	829
Segment Revenues	1,096	915	3,063	2,613
All Other	24	30	59	67
Total Revenues	$1,120	$945	$3,122	$2,680

Segment Adjusted EBITDA:
Drilling and Evaluation	$85	$56	$213	$131
Well Construction and Completions	78	79	212	184
Production and Intervention	66	57	173	144
Segment Adjusted EBITDA	$229	$192	$598	$459
Corporate and Other	(15)	(13)	(47)	(42)
Depreciation and Amortization	(88)	(112)	(265)	(337)
Share-based Compensation Expense	(5)	(4)	(18)	(13)
Other Adjustments (a)	—	8	(25)	16
Operating Income	$121	$71	$243	$83
(a)Other adjustments in nine months ended September 30, 2022 primarily include a $22 million restructuring charge. See “Note 4 – Restructuring Charges” for additional information on restructuring around our fulfillment initiatives. Other adjustments were a net credit for the three and nine months ended September 30, 2021, primarily driven by gains on asset sales.

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

We lease drilling tools, artificial lift pumping equipment and other unmanned equipment to customers as operating leases. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. Equipment revenues recognized under ASU No. 2016-02, Leases (Topic 842) were $43 million and $109 million in the three and nine months ended September 30, 2022, respectively, and $34 million and $97 million for the three and nine months ended September 30, 2021, respectively.

The following table disaggregates our revenues from contracts with customers by geographic region and includes equipment rental revenues. North America in the table below consists of the U.S. and Canada.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Revenues by Geographic Areas:
Middle East/North Africa/Asia	$354	$312	$1,014	$868
North America	297	224	803	658
Latin America	280	217	772	598
Europe/Sub-Sahara Africa/Russia	189	192	533	556
Total Revenues	$1,120	$945	$3,122	$2,680

Contract Balances

The timing of our revenue recognition, billings and cash collections result in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of September 30, 2022 and December 31, 2021:

(Dollars in millions)	September 30, 2022	December 31, 2021
Receivables for Product and Services in Accounts Receivable, Net	$893	$795
Receivables for Equipment Rentals in Account Receivable, Net	$34	$30
Accounts Receivable, Net	$927	$825

Contract Assets in Other Current Assets	$31	$47
Contract Assets in Other Non-Current Assets	$19	$14
Contract Liabilities in Other Current Liabilities (a)	$43	$45
(a)Revenues recognized during the nine months ended September 30, 2022 and 2021 that were included in the contract liabilities balance at the beginning of each year were approximately $35 million and $28 million, respectively.

4 – Restructuring Charges

We had $2 million and $22 million in restructuring charges for the three and nine months ended September 30, 2022, respectively, presented as “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations. The charges were primarily related to the launch of a multi-year footprint consolidation and workforce efficiency initiative aimed at improving fulfillment operations and included $14 million in severance and $8 million in asset retirement obligations. No restructuring charges were recognized in the three and nine months ended September 30, 2021.

The following table presents total restructuring charges by segment and All Other in the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Drilling and Evaluation	$—	$—	$5	$—
Well Construction and Completions	—	—	7	—
Production and Intervention	—	—	5	—
All Other	2	—	5	—
Total Restructuring Charges	$2	$—	$22	$—

The following table presents total restructuring reserve activity in the nine months ended September 30, 2022:

(Dollars in millions)	December 31, 2021	Charges	Cash Payments	(Credits)/Other	September 30, 2022
Restructuring Reserve	$17	$22	$(13)	$—	$26

5 – Inventories, Net

Inventories, net of reserves of $129 million and $159 million as of September 30, 2022 and December 31, 2021, respectively, are presented by category in the table below:

(Dollars in millions)	September 30, 2022	December 31, 2021
Finished Goods	$642	$595
Work in Process and Raw Materials, Components and Supplies	81	75
Inventories, Net	$723	$670

In the three and nine months ended September 30, 2022 and 2021, we recognized inventory charges, including excess and obsolete inventory charges, in the following captions on our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Inventory Charges in “Cost of Products”	$6	$11	$26	$43
Inventory Charges in “Other Charges (Credits)”	—	—	4	7
Total Inventory Charges	$6	$11	$30	$50

6 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	September 30, 2022	December 31, 2021
Developed and Acquired Technology, Net of Accumulated Amortization of $328 at September 30, 2022 and $247 at December 31, 2021	$256	$343
Trade Names, Net of Accumulated Amortization of $111 at September 30, 2022 and $81 at December 31, 2021	284	314
Intangible Assets, Net of Accumulated Amortization of $439 at September 30, 2022 and $328 at December 31, 2021	$540	$657

Amortization expense was $39 million and $117 million for both the three and nine months ended September 30, 2022 and September 30, 2021, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations.

7 – Borrowings and Other Debt Obligations

(Dollars in millions)	September 30, 2022	December 31, 2021
Current Portion of Finance Leases	$14	$12
Current Portion of Exit Notes	—	—
Current Portion of Long-term Debt	$14	$12

11.00% Exit Notes due 2024	$250	$300
6.50% Senior Secured Notes due 2028	490	488
8.625% Senior Notes due 2030	1,585	1,584
Long-term Portion Finance Leases	41	44
Long-term Debt	$2,366	$2,416

Our Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes (described below) were issued by Weatherford Bermuda and guaranteed by Weatherford International plc and Weatherford Delaware and other subsidiary guarantors party thereto.

Exit Notes

We have an outstanding aggregate principal amount of $250 million maturing December 1, 2024 on our 11.00% senior unsecured notes (“Exit Notes”) with interest payable semiannually on June 1 and December 1, and commenced on June 1, 2020. On August 10, 2022, we redeemed $50 million in principal plus related unpaid interest of our Exit Notes. At September 30, 2022, the carrying value of $250 million represents the remaining unpaid principal. On October 18, 2022, we issued a notice to redeem $125 million in principal amount of our Exit Notes on November 17, 2022. The Exit Notes will be redeemed at 103% of the principal amount, plus accrued and unpaid interest.

2028 Senior Secured Notes

On September 30, 2021, we issued 6.50% Senior Secured Notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest is payable semiannually on September 15 and March 15 of each year, and commenced on March 15, 2022. Proceeds from this debt issuance were used to fully repay a previous senior secured note with an aggregate principal amount of $500 million with a stated interest rate of 8.75% per annum due 2024, resulting in $59 million in charges from the bond redemption premium and noncash loss on extinguishment of debt related to the unamortized debt issuance costs and discount.

2030 Senior Notes

On October 27, 2021, we issued 8.625% Senior Notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. The proceeds from this debt issuance were used to redeem $1.6 billion of the above Exit Notes.

LC Agreement

We had a senior secured letter of credit agreement (the “LC Agreement”) in an aggregate amount of $215 million maturing on May 29, 2024, which was used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit.

At September 30, 2022, we had approximately $163 million in outstanding letters of credit under the LC Agreement and availability of $52 million.

As of September 30, 2022, we had $357 million of letters of credit outstanding, consisting of the $163 million under the LC Agreement and another $194 million under various uncommitted bi-lateral facilities (of which there was $194 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). Our letters of credit under various uncommitted bi-lateral facilities increased “Restricted Cash” since December 31, 2021 due to a requirement from a new multi-year contract.

On October 17, 2022, we amended the LC Agreement, the details of which are found in “Note 12 – Subsequent Events”.

Accrued Interest

As of September 30, 2022 and December 31, 2021, we had accrued interest of approximately $57 million and $35 million, respectively, in “Other Current Liabilities” primarily related to the Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes.

Fair Value

The carrying value of our short-term borrowings, when applicable, approximates their fair value due to their short maturities.

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

	September 30, 2022		December 31, 2021
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
11.00% Exit Notes due 2024	$250	$255	$300	$311
6.50% Senior Secured Notes due 2028	490	456	488	528
8.625% Senior Notes due 2030	1,585	1,403	1,584	1,660
Long-Term Debt (excluding Finance Leases)	$2,325	$2,114	$2,372	$2,499

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 were $39 million and $40 million, respectively.

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

9 – Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the three and nine months ended September 30, 2022 and 2021:

(Dollars in millions)	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2021	$2,904	$(2,397)	$(35)	$24	$496
Net Income (Loss)	—	(80)	—	6	(74)
Equity Awards, Granted, Vested and Exercised	4	—	—	—	4
Balance at March 31, 2022	$2,908	$(2,477)	$(35)	$30	$426
Net Income	—	6	—	6	12
Other Comprehensive Income	—	—	59	—	59
Dividends to Noncontrolling Interests	—	—	—	(11)	(11)
Equity Awards Granted, Vested and Exercised	5	—	—	—	5
Balance at June 30, 2022	$2,913	$(2,471)	$24	$25	$491
Net Income	—	28	—	9	37
Other Comprehensive Loss	—	—	(51)	—	(51)
Dividends to Noncontrolling Interests	—	—	—	(9)	(9)
Equity Awards Granted, Vested and Exercised	4	—	—	—	4
Other	6	—	—	(6)	—
Balance at September 30, 2022	$2,923	$(2,443)	$(27)	$19	$472

Balance at December 31, 2020	$2,897	$(1,947)	$(43)	$30	$937
Net Income (Loss)	—	(116)	—	6	(110)
Dividends to Noncontrolling Interests	—	—	—	(2)	(2)
Other Comprehensive Loss	—	—	(4)	—	(4)
Balance at March 31, 2021	$2,897	$(2,063)	$(47)	$34	$821
Net Income (Loss)	—	(78)	—	5	(73)
Other Comprehensive Income	—	—	15	—	15
Dividends to Noncontrolling Interests	—	—	—	(4)	(4)
Equity Awards Granted, Vested and Exercised	2	—	—	—	2
Other	—	—	—	(2)	(2)
Balance at June 30, 2021	$2,899	$(2,141)	$(32)	$33	$759
Net Income (Loss)	—	(95)	—	6	(89)
Other Comprehensive Loss	—	—	(11)	—	(11)
Dividends to Noncontrolling Interests	—	—	—	(11)	(11)
Equity Awards Granted, Vested and Exercised	1	—	—	—	1
Other	—	—	—	(2)	(2)
Balance at September 30, 2021	$2,900	$(2,236)	$(43)	$26	$647

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2022 and 2021:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2021	$(36)	$1	$(35)
Other Comprehensive Income	8	—	8
Balance at September 30, 2022	$(28)	$1	$(27)

Balance at December 31, 2020	$(31)	$(12)	$(43)
Other Comprehensive Income	—	—	—
Balance at September 30, 2021	$(31)	$(12)	$(43)

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

A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2022	2021	2022	2021
Net Income (Loss) Attributable to Weatherford	$28	$(95)	$(46)	$(289)

Basic Weighted Average Shares Outstanding	71	70	71	70
Dilutive Effect of Awards Granted in Stock Incentive Plans	1	—	—	—
Diluted Weighted Average Shares Outstanding	72	70	71	70

Antidilutive Shares	8	10	9	10
Basic and Diluted Income (Loss) Per Share Attributable to Weatherford	$0.39	$(1.36)	$(0.65)	$(4.13)

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

In the three and nine months ended September 30, 2022, we recognized tax expense of $26 million and $66 million, respectively, compared to the three and nine months ended September 30, 2021 where we recognized tax expense of $28 million and $66 million, respectively. The relationship between our pre-tax income or loss and our income tax provision or benefit varies from period to period due to various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure. We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered residents for income tax purposes. Our income tax provisions are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss and other adjustments. Impairments and other charges recognized may not result in significant tax benefit due to our inability to forecast realization of the tax benefit of such losses.

The Inflation Reduction Act (“IRA”) was signed into law during the third quarter of 2022 which instituted new tax provisions, including a Minimum Business Tax. Given our current tax position, it should not have a significant impact on our financial statements. We will continue to evaluate our position, and potential impact of the IRA.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. The expense in the nine months ended September 30, 2022 included a $27 million recognition of a benefit from previously uncertain tax positions. As of September 30, 2022, we anticipate that it is reasonably possible that our uncertain tax positions of $228 million may decrease by up to $14 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

12 – Subsequent Events

On October 17, 2022, we amended our LC Agreement (as amended and restated, the “Credit Agreement”) to provide for a $370 million revolving credit agreement, comprised of $280 million for bid and performance letters of credit, and $90 million for revolving loans and bid, performance and financial letters of credit. The revolving loan capacity is $45 million.

The maturity date under the Credit Agreement is October 17, 2026; provided, that if more than $50 million of our Exit Notes are outstanding on such date the maturity date will be August 30, 2024. The Credit Agreement also has (i) a minimum liquidity covenant of $250 million, (ii) a minimum interest coverage ratio of 2.00 to 1.00 for the testing period ended September 30, 2022 and 2.50 to 1.00 for each testing period thereafter and (iii) a maximum ratio of funded debt (net of unrestricted cash in excess of $400 million) to consolidated adjusted EBITDA of 4.00 to 1.00 for each testing period ending prior to June 30, 2023 and 3.50 to 1.00 for each testing period thereafter. The obligations under the Credit Agreement, as with our prior LC Agreement, are guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and these subsidiaries.

For additional information on the terms of the Credit Agreement, please refer to the Form 8-K filed with the Securities and Exchange Commission on October 18, 2022.

On October 18, 2022, we issued a notice to redeem $125 million in principal amount of our Exit Notes on November 17, 2022. The Exit Notes will be redeemed at 103% of the principal amount, plus accrued and unpaid interest.

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

Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include, but are not limited to, the impact from geopolitical conflicts, global response to any ongoing pandemics, our customers’ capital expenditures, environmental, social and governance (“ESG”) initiatives, world economic, political and weather conditions, the price of oil and natural gas, and member-country quota compliance within the Organization of Petroleum Exporting Countries and the expanded alliance. We expect continued improvements in our customer activity levels and generally positive macroeconomic conditions that may offset inflationary pressures and potential recessionary concerns, all of which are expected to provide a pathway to a multi-year energy demand expansion. We continue to closely monitor the growing recessionary concerns in the global market, ongoing supply chain disruptions, escalating costs, logistical constraints and travel restrictions. Our consolidated full year revenues for 2022 are anticipated to grow over prior year. We believe that industry activity will continue to improve into 2023.

Russia Ukraine Conflict

On February 24, 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response, we evaluated, and continue to evaluate, our operations, with the first action being centered on the safety and well-being of our employees in the impacted regions.

In response to the Russia Ukraine Conflict, the United States, the European Union, the United Kingdom and other countries have imposed certain restrictions and broad sanctions against Russia, certain Russian individuals and certain activities involving Russia or Russian individuals. We continue to monitor and intend to remain in full compliance with the evolving sanctions landscape and will continue to fulfill existing contractual obligations within applicable international laws and sanctions.

Revenues in Russia were 6%-7% of our total revenues for both the three and nine months ended September 30, 2022 and 2021. As the Russia Ukraine Conflict and related sanctions persist or are escalated, our business may be negatively impacted, potentially lowering revenues or triggering asset impairments in Russia.

Opportunities and Challenges

Our customers continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and pressures us to deliver our products and services at competitive rates. In addition, as consolidation of the energy services industry continues due to market conditions, there has been increased demand for companies to provide specialized products, services and technologies. Weatherford delivers innovative energy services that integrate proven technologies with advanced digitalization to create sustainable offerings for maximized value and return on investment. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will depend heavily on pricing, volume of work, our ability to offer technology solutions to more efficiently extract oil and gas while controlling costs, and our success in penetrating new and existing markets with our newly developed technologies. Over the long-term, we expect the world’s demand for energy to continue to rise and require more advanced technology from the energy service industry. We remain focused on delivering innovative and cost-efficient solutions for customers to assist them in achieving their operational, safety and environmental objectives.

Current market conditions could make it more difficult to obtain our targeted cost reduction benefits and to recruit, motivate and retain employees, including key personnel. Escalations of sanctions and other events around the Russia Ukraine Conflict, including increased exposure to cyber-attacks, increasing investor and government focus on ESG factors, supply chain challenges and disruptions, and the cyclicality of the energy industry may negatively impact demand for our products and services. We are following our long-term strategy aimed at achieving sustainable profitability in our businesses, servicing our customers and creating value for our shareholders. Our long-term success will be determined by our ability to manage effectively the cyclicality of our industry, including future potential prolonged industry downturns, our ability to respond to industry demands in periods of over-supply or uncertain oil prices, and ultimately to generate consistent positive cash flow and positive returns on the invested capital.

Oil and Natural Gas Prices

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”) and Brent North Sea (“Brent”) crude oil and Henry Hub natural gas.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Oil price - WTI (1)	$93.18	$70.62	$98.79	$64.83
Oil price - Brent (1)	$100.72	$73.47	$104.85	$67.71
Natural gas price - Henry Hub (2)	$7.99	$4.36	$6.71	$3.62
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
North America	960	647	876	570
International	857	772	832	735
Worldwide	1,817	1,419	1,708	1,305

Consolidated Statements of Operations - Operating Income Summary

Revenues of $1.1 billion and $3.1 billion in the three and nine months ended September 30, 2022, increased 19% and 16%, compared to the three and nine months ended September 30, 2021, respectively. The year-over-year improvement was driven by increased demand across all segments.

Cost of products and services of $775 million and $2.2 billion in the three and nine months ended September 30, 2022, increased $89 million, or 13%, and $214 million, or 11%, compared to the three and nine months ended September 30, 2021, respectively, primarily reflecting increased overall demand. Our cost of products and services as a percentage of revenues was 69% and 71% in the three and nine months ended September 30, 2022, an improvement compared to 73% and 75% in the three and nine months ended September 30, 2021, reflecting improving utilization on a more efficient operating cost structure, offset by impacts from supply chain disruptions and inflation.

Selling, general, administrative and research and development costs of $224 million and $641 million in the three and nine months ended September 30, 2022, increased $28 million, or 14%, and $27 million, or 4%, compared to the three and nine months ended September 30, 2021, primarily reflecting higher overhead and support costs in response to managing increased activity. These costs as a percentage of revenues were 20% and 21% in the three and nine months ended September 30, 2022, respectively, an improvement compared to 21% and 23% in the three and nine months ended September 30, 2021, reflecting our focus on cost control initiatives.

Restructuring charges include $2 million and $22 million in the three and nine months ended September 30, 2022, see “Note 4 – Restructuring Charges” for additional information.

Other charges (credits) in the three and nine months ended September 30, 2022 was a credit of $2 million and a charge of

$3 million, respectively. The credit in the three months ended September 30, 2022 was immaterial and the net charge of $3 million, although immaterial, was primarily related to charges related to Ukraine, partially offset by the gain on asset sales related to our fulfillment initiatives and collections of previously impaired receivables. Other charges (credits) were a net credit of $8 million and $16 million in both the three and nine months ended September 30, 2021, respectively, primarily driven by gains on asset sales in both periods.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest expense, net was $44 million and $140 million in the three and nine months ended September 30, 2022, respectively, and primarily represented interest on our outstanding long-term debt (see “Note 7 – Borrowings and Other Debt Obligations” to our Condensed Consolidated Financial Statements for additional details). Interest expense, net was $69 million and $211 million in the three and nine months ended September 30, 2021, respectively. The year-over-year decrease was due to partial repayments of principal and refinancing initiatives in the second half of 2021 which reduced our interest rates.

Other Expense, Net

Other expense, net was $12 million and $60 million in the three and nine months ended September 30, 2022, compared to $4 million and $19 million in the three and nine months ended September 30, 2021, respectively. Other expense, net is comprised of letter of credit fees, other financing charges, and foreign exchange losses. The year-over-year increase was primarily due to foreign exchange losses and settlements of certain foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency. The amounts will fluctuate, depending on exchange rate volatility, the volume of our foreign currency transactions, and our decisions to hedge. At September 30, 2022 and December 31, 2021, we had outstanding foreign currency forward contracts with notional amounts aggregating to $113 million and $349 million, respectively.

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

Segment Results of Operations

Financial information by segment is summarized below.

			Favorable
	Three Months Ended		(Unfavorable)
	September 30,		$	% or bps
(Dollars in millions)	2022	2021	Change
Revenues:
Drilling and Evaluation	$348	$278	$70	25%
Well Construction and Completions	391	345	46	13%
Production and Intervention	357	292	65	22%
Segment Revenues	1,096	915	181	20%
All Other	24	30	(6)	(20)%
Total Revenues	$1,120	$945	$175	19%

Segment Adjusted EBITDA:
Drilling and Evaluation	$85	$56	$29	52%
Well Construction and Completions	78	79	(1)	(1)%
Production and Intervention	66	57	9	16%
Segment Adjusted EBITDA	$229	$192	$37	19%
Corporate and Other	(15)	(13)	(2)	(15)%
Depreciation and Amortization	(88)	(112)	24	21%
Share-based Compensation Expense	(5)	(4)	(1)	(25)%
Other Adjustments	—	8	(8)	(100)%
Operating Income	$121	$71	$50	70%

Segment Adjusted EBITDA Margins:
Drilling and Evaluation	24.4%	20.1%	n/m	430	bps
Well Construction and Completions	19.9%	22.9%	n/m	(300)	bps
Production and Intervention	18.5%	19.5%	n/m	(100)	bps
Segment Adjusted EBITDA	20.9%	21.0%	n/m	(10)	bps

			Favorable
	Nine Months Ended		(Unfavorable)
	September 30,		$	% or bps
(Dollars in millions)	2022	2021	Change
Revenues:
Drilling and Evaluation	$957	$779	$178	23%
Well Construction and Completions	1,118	1,005	113	11%
Production and Intervention	988	829	159	19%
Segment Revenues	3,063	2,613	450	17%
All Other	59	67	(8)	(12)%
Total Revenues	$3,122	$2,680	$442	16%

Segment Adjusted EBITDA:
Drilling and Evaluation	$213	$131	$82	63%
Well Construction and Completions	212	184	28	15%
Production and Intervention	173	144	29	20%
Segment Adjusted EBITDA	$598	$459	$139	30%
Corporate and Other	(47)	(42)	(5)	(12)%
Depreciation and Amortization	(265)	(337)	72	21%
Share-based Compensation Expense	(18)	(13)	(5)	(38)%
Other Adjustments	(25)	16	(41)	(256)%
Operating Income	$243	$83	$160	193%

Segment Adjusted EBITDA Margins:
Drilling and Evaluation	22.3%	16.8%	n/m	550	bps
Well Construction and Completions	19.0%	18.3%	n/m	70	bps
Production and Intervention	17.5%	17.4%	n/m	10	bps
Segment Adjusted EBITDA	19.5%	17.6%	n/m	190	bps

Segment Revenues

Segment revenues of $1.1 billion and $3.1 billion in the three and nine months ended September 30, 2022, increased $181 million, or 20%, and increased $450 million, or 17%, compared to the same periods in 2021, respectively. The year-over-year improvement was primarily from an increased demand in all segments.

DRE revenues of $348 million and $957 million in the three and nine months ended September 30, 2022, increased $70 million, or 25%, and increased $178 million, or 23%, compared to the same periods in 2021, respectively. The year-over-year increases were largely due to increased demand for managed pressure drilling and drilling services in three and the nine months ended September 30, 2022, compared to the same periods in 2021, respectively, and primarily in Latin America and Middle East North Africa/Asia regions.

WCC revenues of $391 million and $1,118 million in the three and nine months ended September 30, 2022, increased $46 million, or 13%, and increased $113 million, or 11%, compared to the same periods in 2021, respectively. The year-over-year increases in the three and nine months were largely due to increased demand for cementation products, primarily in North America and the Middle East North Africa/Asia regions.

PRI revenues of $357 million and $988 million in the three and nine months ended September 30, 2022, increased $65 million, or 22%, and increased $159 million, or 19%, compared to the same periods in 2021, respectively. The year-over-year increases in the three and nine months were largely due to increased demand for artificial lift, primarily in North America.

Segment Adjusted EBITDA and Margins

Our primary measure of segment profitability is segment adjusted EBITDA. Segment adjusted EBITDA of $229 million and $598 million in the three and nine months ended September 30, 2022, increased $37 million, or 19%, and increased $139 million, or 30%, compared to the same periods in 2021, respectively. Segment adjusted EBITDA margins were 21% in both the three months ended September 30, 2022 and September 30, 2021 and 20% in the nine months ended September 30, 2022 compared to the 18% in the nine months ended September 30, 2021. Segment adjusted EBITDA margins were flat year-over-year for the three months ended with lower fall-through on margins for WCC and PRI offset by higher fall-through margins in DRE. The year-over-year improvement for the nine months ended exceeded the rate of improvement for revenues primarily from increased demand in all segments with a more profitable mix of service and product sales on a more efficient cost structure, resulting in higher fall-through on margins.

DRE segment adjusted EBITDA of $85 million and $213 million in the three and nine months ended September 30, 2022, increased $29 million, or 52%, and increased $82 million or 63%, compared to the same period in 2021, respectively. DRE segment adjusted EBITDA margins were 24% and 22% in the three and nine months ended September 30, 2022, an improvement compared to 20% and 17% in the three and nine months ended September 30, 2021, respectively. The year-over-year improvements were largely due to higher fall-through on margins across product lines, with increases in drilling services in Latin America, Europe/Sub-Sahara Africa and North America along with increases in managed pressure drilling in the Middle East North Africa/Asia regions.

WCC segment adjusted EBITDA of $78 million and $212 million in the three and nine months ended September 30, 2022, decreased $1 million, or 1%, and increased $28 million, or 15%, compared to the same period in 2021, respectively. WCC segment adjusted EBITDA margins were 20% and 19% in the three and nine months ended September 30, 2022, compared to 23% and 18% in the three and nine months ended September 30, 2021, respectively. The year-over-year decrease for the three months ended was largely due to lower fall-through on margins for completions and tubular running services in Middle East North Africa/Asia region. The year-over-year improvements for the nine months was largely due to higher fall-through on margins for cementation, primarily in North America and the Middle East North Africa/Asia regions.

PRI segment adjusted EBITDA of $66 million and $173 million in the three and nine months ended September 30, 2022, increased $9 million, or 16%, and increased $29 million, or 20%, compared to the same period in 2021, respectively. PRI segment adjusted EBITDA margins were 19% and 18% in the three and nine months ended September 30, 2022, compared to 20% and 17% in the three and nine months ended September 30, 2021, respectively. The year-over-year decrease for the three months ended was largely due to product mix with lower fall-through margins in North America and Europe, Sub-Sahara Africa/Russia. The year-over-year improvements for the nine months ended was largely due to higher fall-through on margins for intervention services and drilling tools along with artificial lift, primarily in the North America region.

Depreciation and Amortization

Depreciation and amortization was $88 million and $265 million in the three and nine months ended September 30, 2022, compared to $112 million and $337 million in the three and nine months ended September 30, 2021, respectively. The year-over-year decrease was primarily from a lower asset base.

Share-based Compensation Expense

We record share-based compensation expense in “Selling, General and Administrative” on the accompanying Condensed Consolidated Statements of Operations. We recognized $5 million and $18 million in the three and nine months ended September 30, 2022, compared to $4 million and $13 million in the three and nine months ended September 30, 2021, respectively. The year-over-year increase was due to additional awards granted.

Other Adjustments

Other adjustments was a net charge of zero and $25 million in the three and nine months ended September 30, 2022, respectively and is primarily driven by restructuring charges, see “Note 4 – Restructuring Charges” for details. Other adjustments were a net credit of $8 million and $16 million in both the three and nine months ended September 30, 2021, respectively, primarily driven by gains on asset sales in both periods.

Liquidity and Capital Resources

At September 30, 2022, we had cash and cash equivalents of $933 million and $210 million in restricted cash, compared to $951 million of cash and cash equivalents and $162 million in restricted cash at December 31, 2021. Our letters of credit under various uncommitted bi-lateral facilities increased restricted cash since December 31, 2021 due to a requirement from a new multi-year contract.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Net Cash Provided by Operating Activities	$156	$234
Net Cash Used in Investing Activities	$(22)	$(2)
Net Cash Used in Financing Activities	$(89)	$(65)

Operating Activities

Cash provided by operating activities was $156 million for the nine months ended September 30, 2022. The primary sources of cash provided by operating activities were from higher operating income and lower cash interest.

Cash provided by operating activities was $234 million for the nine months ended September 30, 2021. The primary sources of cash provided by operating activities were driven by higher operating income and lower accounts payable spend, partially offset by interest payments.

Investing Activities

Cash used in investing activities was $22 million for the nine months ended September 30, 2022. The primary investing activity was cash used for capital expenditures of $83 million, partially offset by proceeds from the sale of assets of $55 million.

Cash used in investing activities was $2 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the primary uses of cash were capital expenditures of $44 million for property, plant and equipment, offset by proceeds of $39 million from asset dispositions.

Financing Activities

Cash used in financing activities was $89 million for the nine months ended September 30, 2022 and $65 million for the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, the primary uses of cash were for repayments of long-term debt of $62 million, which included the $50 million on early redemption of our Exit Notes and finance lease payments, and the remaining financing cash uses were primarily for dividends paid to noncontrolling interests.

During the nine months ended September 30, 2021, the primary uses of cash were repayments of long-term debt of $510 million which consisted primarily of the repayment of our 2024 Senior Secured Notes and finance lease obligations, a $22 million bond redemption premium payment for the early redemption of our 2024 Senior Secured Notes, and $20 million primarily for dividends paid to noncontrolling interests. The primary sources of cash were net proceeds of $491 million, net of commitments fees and debt issuance costs, from the issuance of the 2028 Senior Secured Notes. See “Note 7 – Borrowings and Other Obligations” to our Condensed Consolidated Financial Statements for further details on the debt financing.

Sources of Liquidity

Our sources of available liquidity include cash generated by our operations, cash and cash equivalent balances, and accounts receivable factoring. From time to time, we may enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy. We historically have accessed banks for short-term loans and the capital markets for debt and equity offerings. Based upon current and anticipated levels of operations and our recent refinancing transactions, we expect to have sufficient cash from operations and cash on hand to fund our cash requirements (discussed below and in “Note 7 – Borrowings and Other Debt Obligations” and “Note 12 – Subsequent Events”) and financial obligations, both in the short-term and long-term.

LC Agreement
We had a senior secured letter of credit agreement (the “LC Agreement”) in an aggregate amount of $215 million maturing on May 29, 2024, which was used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit.

At September 30, 2022, we had approximately $163 million in outstanding letters of credit under the LC Agreement and availability of $52 million.

On October 17, 2022, we amended the LC Agreement, the details of which are found in “Note 12 – Subsequent Events”.

Ratings Services’ Credit Ratings

Our credit ratings at September 30, 2022 were maintained since December 31, 2021.

•Moody’s Investors Service corporate family rating is at B2, our senior unsecured notes rating is at B3, and our senior secured notes and LC Agreement ratings are at Ba3. The outlook is stable.
•Standard and Poor’s corporate family and senior unsecured notes ratings are at B-, and our senior secured notes and LC Agreement ratings are B+. The outlook is stable.

Cash Requirements

Our cash requirements will continue to include payments for capital expenditures, payments for short-term working capital needs, interest payments on our long-term debt, repayment on finance leases, operating costs associated with our business and restructuring payments. As business activity continues to rise, we expect to continue to utilize cash on capital assets and working capital growth. Our cash requirements also include personnel costs including awards under our employee incentive programs and other amounts to settle litigation related matters.

At September 30, 2022, our outstanding debt included $250 million in aggregate principal amount for our Exit Notes due 2024, $500 million in aggregate principal amount for our 2028 Senior Secured Notes and $1.6 billion in aggregate principal amount of the 2030 Senior Notes. On August 10, 2022, we redeemed $50 million in principal plus related unpaid interest of our Exit Notes. On October 18, 2022, we issued a notice to redeem $125 million in principal amount of our Exit Notes on November 17, 2022. The Exit Notes will be redeemed at 103% of the principal amount, plus accrued and unpaid interest. Please see “Note 7 – Borrowings and Other Debt Obligations” and “Note 12 – Subsequent Events” for additional details.

Our capital spending for 2022 is currently projected to be between $120 million to $130 million. Capital expenditures are expected to be used primarily to support the ongoing activities and commitments in our core business. We expect to make $213 million in interest payments in 2022 and approximately $198 million in interest payments annually until the maturity of our long-term debt (excluding finance leases). Our payments on operating leases and operating purchase obligations in 2022 are expected to be approximately $74 million and $177 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At September 30, 2022 we had approximately $163 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we foresee we will be able to redeploy cash with minimal to no incremental tax.

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

During the three and nine months ended September 30, 2022, we sold accounts receivable balances of $12 million and $38 million, and received cash proceeds of $11 million and $34 million, respectively. During the three and nine months ended September 30, 2021, we sold accounts receivable balances of $15 million and $55 million, and received cash proceeds of $12 million and $46 million, respectively.

Additionally, during the three months ended June 30, 2022, we entered into a short-term monetization transaction on accounts receivable balances of $77 million. We received net cash proceeds of $59 million in the three months ended June 30, 2022 and $16 million in the three months ended September 30, 2022. The proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Guarantees

Weatherford International plc, the ultimate parent of the Weatherford group, guarantees the obligations of its subsidiaries – Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”).

Our Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes were issued by Weatherford Bermuda and guaranteed by Weatherford International plc and Weatherford Delaware and other subsidiary guarantors party thereto. Our LC Agreement and as subsequently amended in “Note 12 – Subsequent Events” was issued by Weatherford Bermuda and Weatherford Delaware and guaranteed by Weatherford International plc and other subsidiary guarantors party thereto.

Letters of Credit and Surety Bonds

As of September 30, 2022, we had $357 million of letters of credit outstanding, consisting of the $163 million under the LC Agreement and another $194 million under various uncommitted bi-lateral facilities (of which there was $194 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). Our letters of credit under various uncommitted bi-lateral facilities increased “Restricted Cash” since December 31, 2021 due to a requirement from a new multi-year contract.

We utilize surety bonds as part of our customary business practice in Latin America. As of September 30, 2022, we had surety bonds outstanding of $287 million. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our LC Agreement or surety bonds, our available liquidity would be reduced by the amount called.

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
•further spread and potential for a resurgence of a pandemic in a given geographic region and related disruptions to our business, employees, customers, suppliers and other partners and additional regulatory measures or voluntary actions that may be put in place to limit the spread of the COVID-19 pandemic, including vaccination requirements and the associated availability of vaccines, restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions;
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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Our management identified no change in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

Disputes and Litigation

See “Note 8 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2021 Annual Report, Part I, under the heading “Item 1A. Risk Factors” and our Form 10-Q for the three months ended March 31, 2022 and June 30, 2022, as well as other information included and incorporated by reference in this report. As of September 30, 2022, there have been no material changes in our assessment of our risk factors from the aforementioned.

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

Weatherford International plc

Date:	October 26, 2022	By:	/s/ Desmond J. Mills
Desmond J. Mills
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer