Form 10-K
period 2022-12-31
Weatherford International plc
filed 2023-02-08
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact name of registrant as specified in its charter)

Ireland			98-0606750
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2000 St. James Place,	Houston,	Texas	77056
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 713.836.4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.001 par value per share	WFRD	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $1.5 billion based upon the closing price on the Nasdaq Global Select Market as of such date. The registrant had 70,890,321 ordinary shares outstanding as of February 1, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and will be incorporated by reference from, Weatherford’s definitive proxy statement for the 2023 Annual General Meeting of Shareholders to be filed by

Weatherford with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022.

Weatherford International plc
Form 10-K for the Year Ended December 31, 2022

Weatherford International plc – 2022 Form 10-K | 1

Table of Contents    Item 1 | Business
PART I

Item 1. Business

Weatherford International plc, an Irish public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a leading global energy services company providing equipment and services used in the drilling, evaluation, well construction, completion, production, intervention and responsible abandonment of wells in the oil and natural gas exploration and production industry as well as new energy platforms. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

We conduct operations in approximately 75 countries, answering the challenges of the energy industry with 345 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed and managed across the life cycle of the wellbore and we report in three segments (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention.

On June 1, 2021, NASDAQ approved our application for the listing of our ordinary shares. In connection with the listing, we became subject to the reporting requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Our ordinary shares began trading on The Nasdaq Global Select Market on June 2, 2021 under the ticker symbol “WFRD”.

Our principal executive offices are located at 2000 St. James Place, Houston, Texas 77056 and our telephone number at that location is +1.713.836.4000. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our Board of Directors, can be found on our website, and such information provided on our website, is not incorporated by reference into this Form 10-K. On our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

Strategy

Our goal is to create and deliver value for our shareholders through industry cycles by creating sustainable profitability that enables cash flow generation in our products and services. We accomplish this goal by disciplined use of capital, rigor around safety and operations, and a strong customer focus.

Our customers’ objectives are continually evolving and are currently focused on disciplined capital and operational expenditures, generating investor and shareholder returns, reducing emissions, participating in the energy transition, and enhancing safety. Weatherford has aligned our technology development and operations around these objectives and expanded its role as a market leading provider of solutions that assist our customers in addressing their key operational challenges not just in conventional reservoirs but also in mature fields, unconventionals, offshore, and in digitalization and automation.

We have driven this solution-based focus across our organization through a commitment to improving safety and service quality, embedding a returns-focused mindset in our organization, and developing and commercializing new technologies that add value to our customers’ operations.

Markets

Demand for our industry’s products and services is driven by many factors, including commodity prices, the number of oil and gas rigs and wells drilled, depth and drilling conditions of wells, number of well completions, age of existing wells, reservoir depletion, regulatory environment and the level of workover activity worldwide.

Technology is critical to the energy services marketplace as a result of the maturity of the world’s oil and natural gas reservoirs, declining production rates and the focus on complex well designs, in both land and offshore markets. With energy security being a driver for many customers and countries, our technology serves as an enabler in that regard. Customers continue to seek, test and use production-enabling technologies at an increasing rate. We invest substantial resources into building our technology offerings, which enable our customers to evaluate, develop and produce from their oil and natural gas reservoirs more efficiently. Our products and services enable our customers to increase production rates while reducing their costs of drilling and production.
Weatherford International plc – 2022 Form 10-K | 2

Table of Contents    Item 1 | Business

Reportable Segments

The Company's chief operating decision maker, our chief executive officer, regularly reviews information to make operating decisions, allocate resources and assess performance of the business. We offer our services and technologies in relation to the well life cycle and have three reportable segments: (1) Drilling and Evaluation (2) Well Construction and Completions, and (3) Production and Intervention. All of our segments are enabled by a suite of digital monitoring, control and optimization solutions using advanced analytics to provide safe, reliable and efficient solutions throughout the well life cycle, including responsible abandonment.
Products and Services

Drilling and Evaluation (“DRE”) offers a suite of services including managed pressure drilling, drilling services, wireline and drilling fluids. DRE offerings range from early well planning to reservoir management through innovative tools and expert engineering to optimize reservoir access and productivity.

Managed Pressure Drilling helps to manage wellbore pressures to optimize drilling performance. We incorporate various technologies, including rotating control devices and advanced automated control systems, as well as several drilling techniques, such as closed-loop drilling, air drilling, managed-pressure drilling and underbalanced drilling.

Drilling Services includes directional drilling, logging while drilling, measurement while drilling and rotary-steerable systems. We provide a full range of downhole equipment, including high-temperature and high-pressure sensors, drilling reamers and circulation subs.

Wireline includes open-hole and cased-hole logging services that measure the geophysical properties of subsurface formations to determine production potential, locate resources and detect cement and casing integrity issues. We also execute well intervention and remediation operations by conveying equipment via cable into existing wells.

Drilling Fluids provides fluids and chemicals essential to the drilling process.

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

Tubular Running Services provides equipment, tubular handling, tubular management and tubular connection services for the drilling, completions and workover of various types of wells. We include conventional rig services, automated rig systems, real-time torque-monitoring and remote viewing of the makeup and breakout verification process.

Cementation Products enable operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids for proper zonal isolation. Specialized equipment includes plugs, float and stage equipment and torque-and-drag reduction technology. Our cementation engineers analyze customer requirements and provide software enabled design input from pre-job planning to installation.

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

Well Services provides through tubing products and services which ensure consistent delivery of well solutions that extend the economic life of our customer's assets.

Production and Intervention (“PRI”) offers production optimization technologies through the Company’s ability to design and deliver a complete production ecosystem ranging from boosting productivity to responsible abandonment for our customers. The primary offerings are intervention services & drilling tools, artificial lift, digital solutions (previously production automation
Weatherford International plc – 2022 Form 10-K | 3

Table of Contents    Item 1 | Business
& software), sub-sea intervention and pressure pumping services in select markets. PRI utilizes a suite of reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in conventional and unconventional wells, deep water, and aging reservoirs.

Intervention Services & Drilling Tools provides re-entry, fishing and well abandonment services as well as patented bottom hole, tubular-handling equipment, pressure-control equipment and drill pipe and collars for various types of wells.

Artificial Lift provides pressure enabling methods to produce reservoir fluids from wells lacking sufficient reservoir pressure for natural flow. We provide most forms of lift, including reciprocating rod lift systems, progressing cavity pumping, gas-lift systems, hydraulic-lift systems, plunger-lift systems and hybrid lift systems for special applications. We also offer related automation and control systems.

Digital Solutions (previously Production Automation & Software) provides software, automation and flow measurement solutions. For our customers’ drilling operations, the solutions deliver data aggregation, engineering, and optimization including performance analytics in real-time. For our customers’ production operations, the solutions provide flow measurement, surveillance and control to deliver production optimization by integrating workflows and data for the well, surface facilities and the reservoir.

Sub-Sea Intervention provides electrical and hydraulic power transmission to subsea equipment in order to facilitate workovers in deep and ultra-deep water operations in select markets.

Pressure Pumping Services offers advanced chemistry-based solutions and associated pumping services for safe and effective production enhancements. In select international markets, we provide pressure pumping and reservoir stimulation services, including acidizing, fracturing, cementing and coiled-tubing intervention.

Competition

We provide our products and services worldwide and compete in a variety of distinct segments with a number of global and regional competitors. Our principal competitors include SLB, Halliburton, Baker Hughes, National Oilwell Varco, Nabors Industries, ChampionX and Expro Group Holdings. We also compete with various other regional suppliers that provide a range of equipment and services typically focused on local or regional markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, depth and breadth of products. The energy services business is highly competitive, which may adversely affect our ability to succeed. Additionally, the impact of consolidation and acquisitions of our competitors is difficult to predict and may harm our business as a result.

Raw Materials

We purchase a wide variety of raw materials, as well as parts and components. We integrate products and components produced by other parties into the products and systems we sell. We continually evaluate our supplier portfolio to reduce our risk from sole sourcing and to ensure the availability of resources and raw materials and in supporting our sustainability efforts.

Customers

Substantially all of our customers are engaged in the energy industry and include national oil companies, international and independent oil and natural gas companies as well as new energy companies.

Research, Development and Patents

We maintain world-class technology and training centers throughout the world. Additionally, we have research, development and engineering teams focused on developing new technologies and improving existing products and services to meet customer demands for improved drilling performance, well integrity, and enhanced reservoir productivity, with emphasis on efficiency, reliability, safety and the environment. Weatherford has significant expertise, trade secrets, intellectual property and know-how with respect to the design, manufacturing and use of our equipment and providing our services. As many areas of our business rely on patents and proprietary technology, we seek to protect and defend our intellectual property through trade secrets and patent protection both inside and outside the U.S. for products and methods that we believe to have commercial significance. Although in the aggregate our patents are important to the manufacturing and marketing of many of our products and services, we do not believe that the expiration of any one of our patents would have a materially adverse effect on our business.

Weatherford International plc – 2022 Form 10-K | 4

Table of Contents    Item 1 | Business
Seasonality

The widespread geographical locations of our operations serve to mitigate the overall impact of the seasonal nature of our business in any particular geographic region. Weather and natural phenomena can temporarily affect the level of demand for our products and services. Spring months in Canada and winter months in the North Sea and Russia typically have lower demand, driving a negative impact on operations. Additionally, heavy rains, hurricanes, unusual extreme freezes or other climate changes may impact our results. Unpredictable or unusually harsh weather conditions could lengthen the periods of reduced activity and have a detrimental impact on our results of operations. In addition, customer spending patterns for our products and services may result in higher activity in the fourth quarter of each calendar year as our customers seek to fully utilize their annual budgets.

Russia Ukraine Conflict

On February 24, 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response, we evaluated, and continue to evaluate, our operations, with the immediate priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions.

In response to the Russia Ukraine Conflict, the United States, the European Union, the United Kingdom, Switzerland and other countries have imposed certain restrictions and broad sanctions against Russia, certain Russian individuals and entities and certain activities involving Russia or such persons or entities. We continue to monitor and intend to remain in full compliance with the evolving sanctions landscape and will continue to fulfill existing contractual obligations within applicable laws and sanctions.

Revenues in Russia were approximately 7% of our total revenues for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, our Russia operations include $30 million in cash, $98 million in other current assets, $65 million in property, plant and equipment and other non-current assets, and $52 million in liabilities. As the Russia Ukraine Conflict and related sanctions persist or are escalated, our business may be negatively impacted, potentially lowering revenues or triggering asset impairments in Russia.

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations in the U.S. and globally relating to the energy industry in general and the environment in particular. Our 2022 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2023 to be material. We continuously monitor and strive to maintain compliance with changes in laws and regulations that impact our business.

We have obligations and expect to incur capital, operating and maintenance, and remediation expenditures, as a result of compliance with environmental laws and regulations. Among those obligations, are the current requirements imposed by the Texas Commission on Environmental Quality (“TCEQ”) at a former facility in Midland, Texas where we are performing a TCEQ-approved Remedial Action Plan (“RAP”) to address contaminated ground water. The performance of the RAP and related expenses are scheduled to be performed over a twenty to thirty-year period and, may cost as much as $11 million, all of which is recorded as an undiscounted obligation on the Consolidated Balance Sheets as of December 31, 2022. We recorded $6 million as an undiscounted obligation on the Consolidated Balance Sheets as of December 31, 2021.

Human Capital Management

Focus on People and Culture

At Weatherford, our global team is driven to further our mission – producing energy for today and tomorrow. Pivotal to our culture and ensuring we fulfill our mission and vision is our “One Weatherford” spirit – individually, we are impressive, and together, we are unstoppable. Our One Weatherford spirit motivates our global teams to collaborate for shared success and to seek out unique perspectives, fostering a culture where everyone can grow and contribute.

Weatherford International plc – 2022 Form 10-K | 5

Table of Contents    Item 1 | Business
Our global team comprises experts in various disciplines, including engineering, oilfield services support, and multiple corporate functions. In addition to our commitment to operating sustainably with safety, quality, and integrity, our actions are driven by our Core Values:

•Passion: We are energized by our work and inspired to make a positive impact in our industry, for our customers, across our Company, and in our communities;
•Accountability: We operate with integrity, enable our people and teams to be successful, and aim to be true to our word;
•Innovation: We are driven to deliver advancements that propel our Company, industry, and customers forward; and
•Value Creation: We aspire to achieving long-term value for all our stakeholders by providing compelling and unique benefits through technology differentiation and operational excellence.

We believe that ensuring we have the right talent in place is essential to delivering positive results for the business. We remain focused on developing our talent through training, competency, and mentoring, as well as attracting diverse and qualified individuals who will bring a fresh perspectives and skill sets to the team. Through role-specific competency-based training and leadership development programs, we seek to expand our employees’ skill sets and regularly reinforce important topics that align with our core values and strategic priorities.

Focus on Safety

Weatherford is committed to the health, safety, and well-being of our employees, customers, and the communities in which we operate. We strive to be a company that is incident free, delivers on our promises, and leaves the environments and communities in which we operate better than we found them. Our company values are built on the foundation of safety, and we realize that a safe operation is indeed an efficient operation. Our commitment to safety and service quality is embedded into every level of our organization. Our Operational Excellence and Performance System (“OEPS”), is our integrated quality, health, safety, security, and environmental management system. OEPS meets or exceeds criteria outlined by international management system standards such as ISO 45001, supports our employees in the field, and enables us to deliver on our customer commitments without sacrificing quality, health, safety, security, or environmental performance. In addition, we have safety programs that are designed to educate employees and our Stop Work Authority program empowers them to intervene when they see unsafe behaviors or conditions.

Throughout the past year, we continued to focus on the safety and well-being of our employees as we navigated challenging circumstances including geopolitical events and the continuation of the COVID-19 pandemic.

Compensation

We believe in aligning our employees’ compensation with the positive performance of our Company and returns realized for our shareholders. The goal of our compensation programs is to provide competitive compensation opportunities to each of our employees that are well-balanced between our current and long-term strategic priorities, that discourage excessive or unnecessary risk taking, and that reward our employees appropriately for their efforts. We are committed to maintaining and fostering a culture grounded in the principles inherent in pay-for-performance over the short and long-term for our employees eligible to receive a bonus. Through this culture, we strive to attract, motivate, retain and reward our employees for their work that contributes to building our brand and to sustaining our success in the marketplace. We believe our culture of aligning our compensation programs with our strategic priorities supports a cohesive drive towards value creation for all our stakeholders. In the past year, our Company underwent a strategic project to implement a new job structure that provides a consistent methodology and framework to support our organizational goals. The new job structure creates a foundation for defined career paths, learning and development, total rewards (i.e., benefits, compensation, and other rewards), workforce planning, and succession planning. We will continue to build out this project throughout the next year as we focus on further enhancing our compensation programs.

Diversity, Equity and Inclusion

We understand the importance of operating in a collaborative and inclusive manner across all levels of our organization, embracing the full spectrum of diversity among our employees and recognizing the strength and competitive advantages that our differences afford us as a Company. Our Diversity, Equity, and Inclusion (“DE&I”) Program is a core element of our One Weatherford culture. Through our DE&I efforts, we aim to provide learning, engagement, and philanthropic opportunities to help our people and our communities flourish.

Our commitment to embedding our DE&I Program into our organization is championed from the Executive team to the frontline employees. In 2022 we continued to advance our program and awareness throughout the organization, including creating
Weatherford International plc – 2022 Form 10-K | 6

Table of Contents    Item 1 | Business
DE&I strategies for each of our regions, rolling out unconscious bias training, and conducting celebrations across the Company that foster collaboration and important conversations regarding DE&I. We also expanded participation across all employee levels and regions in the Women of Weatherford employee resource group which seeks to engage, support, empower, and inspire women to foster professional growth, advancement, and leadership within Weatherford.

Community Impact and Volunteering

In addition to investing in our employees, we are committed to making a positive impact in the communities in which we live and work. Across the globe, our employees give back to organizations who need support in terms of donated items, volunteered time, and financial giving. For example, our team in Canada participates in an annual radiothon to support a local hospital, and our offices across the Latin America and Europe and Africa regions donate time and resources to orphanages, hospitals, and schools to support children and their families. In the United States, we continue to raise funds and awareness to find a cure for Multiple Sclerosis (“MS”) through the MS Society and through our annual Weatherford Walks event, we raised more than $400,000 benefiting a number of local organizations..

Employee Statistics

As of December 31, 2022, Weatherford had approximately 17,700 employees globally, located in 75 different countries. Some of our operations are subject to union contracts and these contracts cover approximately 13% of our employees.

Weatherford International plc – 2022 Form 10-K | 7

Table of Contents    Item 1 | Business
Executive Officers of Weatherford

The following table sets forth, as of February 8, 2023, the names and ages of the executive officers of Weatherford, including all offices and positions held by each for at least the past five years. There are no family relationships between the executive officers of the Company or between any director and any executive officer of the Company.

Name	Age	Current Position and Five-Year Business Experience
Girishchandra K. Saligram	51	President and Chief Executive Officer of Weatherford International plc, since October 2020
		Senior Vice President and Chief Operating Officer of Exterran Corporation from August 2018 to September 2020
		Senior Vice President Global Services of Exterran Corporation from August 2016 to August 2018
Arunava Mitra	50	Executive Vice President and Chief Financial Officer of Weatherford International plc, since January 2023
		Executive Vice President and Chief Financial Officer of Mitsubishi Power Americas Inc. from October 2021 to December 2022
		Executive Vice President and Chief Financial Officer of Mitsubishi Hitachi Power Systems of Americas Inc. from October 2014 to October 2021
Charles W. Davison, Jr. (a)	54	Executive Vice President and Chief Operations Officer of Weatherford International plc, since January 2023
		Executive Vice President of Operational Excellence of Weatherford International plc, from September 2022 to January 2023
		President and Chief Executive Officer of Strike, LLC from June 2021 to September 2022
		Chief Operating Officer of Oceaneering International from June 2019 to June 2021
		Chairman of the Board, President and Chief Executive Officer of Fairfield Geotechnologies from March 2018 to June 2019
		President and Chief Executive Officer of Fairfield Geotechnologies from June 2015 to March 2018
Scott C. Weatherholt (b)	45	Executive Vice President, General Counsel, and Chief Compliance Officer of Weatherford International plc, since July 2020
		Senior Vice President and General Counsel of Arena Energy, L.P., from September 2019 to July 2020
		Executive Vice President, General Counsel, and Corporate Secretary at Midstates Petroleum Company, Inc., from February 2015 to August 2019
Joseph Mongrain	64	Executive Vice President and Chief People Officer of Weatherford International plc, since November 2021
		Senior Vice President and Chief Human Resources Officer of Weatherford International plc, from March 2021 to November 2021
		Vice President Human Resources of Anadarko Petroleum Corporation from September 2016 to August 2019
Desmond J. Mills	50	Senior Vice President and Chief Accounting Officer of Weatherford International plc, since November 2021 (Interim Chief Financial Officer August 2022 to January 2023)
		Vice President and Chief Accounting Officer of Weatherford International plc, from March 2021 to November 2021
		Segment Compliance Manager, Construction Industries Segment, Caterpillar Inc., from July 2020 to March 2021
		Division Chief Financial Officer, Integrated Components and Solutions Division, Caterpillar Inc., from September 2018 to July 2020
		Finance Director, Caterpillar Brasil Ltda., Caterpillar Inc., from January 2015 to August 2018
(a)Prior to joining Weatherford, Mr. Davison was the President and Chief Executive Officer of Strike, LLC from June 2021 to September 2022 when the company filed for bankruptcy protection on December 6, 2021 in the Federal Bankruptcy Court for the Southern District of Texas (Houston Division) and served the company before, during and after its bankruptcy.
(b)Prior to joining Weatherford, Mr. Weatherholt was the General Counsel at Midstates Petroleum Company, Inc. when the company filed for bankruptcy protection on May 1, 2016 in the Federal Bankruptcy Court for the Southern District of Texas (Houston Division) and served the
Weatherford International plc – 2022 Form 10-K | 8

Table of Contents    Item 1 | Business
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

Demand for our products and services is tied to the level of exploration, development and production activity and the corresponding capital and operating spending by oil and natural gas exploration and production companies, including national oil companies. The level of exploration, development and production activity is directly affected by fluctuations in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. Low oil and natural gas prices and declines in global demand for oil and natural gas, including reduced demand as a result of the COVID-19 pandemic, have previously led to our customers, including national oil companies and large oil and natural gas exploration and production companies, to greatly reduce planned future capital expenditures. Factors affecting the prices of oil and natural gas include, but are not limited to:

•the level of supply and demand for oil and natural gas;
•the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and the expanded alliance (“OPEC+”) and other high oil exporting non-OPEC+ nations to set and maintain oil production levels;
•the level of oil and natural gas production in the U.S. and by other non-OPEC+ countries;
•oil refining capacity;
•shifts in end-customer preferences toward sustainable energy sources, fuel efficiency and the use of natural gas;
•the cost of, and constraints associated with, producing and delivering oil and natural gas;
•governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
•weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics;
•worldwide political, military, and economic conditions (including impacts from the Russia Ukraine Conflict); and
•increased demand for alternative energy and electric vehicles, including government initiatives to promote the use of sustainable, renewable energy sources and public sentiment around alternatives to oil and natural gas.

Reductions in capital spending or reductions in the prices we receive for our products and services provided to our customers could have a material adverse effect on our business, financial condition and results of operations. Spending by exploration and production companies can also be impacted by conditions in the capital markets, which may be volatile at times. Limitations on the availability of capital or higher costs of capital may cause exploration and production companies to make additional reductions to their capital budgets even if oil and natural gas prices increase from current levels. In addition, the transition of the global energy sector from primarily a fossil fuel-based system to renewable energy sources could affect our customers' levels of expenditures. Any such reductions in spending could curtail drilling programs, as well as discretionary spending on well services, which may result in a reduction in the demand for certain of our products and services, the rates we can charge for and the utilization of our assets, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

Weatherford International plc – 2022 Form 10-K | 9

Table of Contents    Item 1A | Risk Factors
Our fulfillment system relies on a global network of external suppliers and service providers, which may be impacted by macroeconomic conditions and geopolitical conflict and instability. Shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could have a material adverse effect on our business, financial condition and results of operations.

We purchase a variety of raw materials, as well as parts and components made by other manufacturers and suppliers for use in our manufacturing facilities. Our global supply chain is also subject to macroeconomic conditions and political risks. Adverse macroeconomic conditions, including inflation, slower growth or recession and higher interest rates could create disruptions in our supply chain. Similarly, geopolitical risks, including instability resulting from civil unrest, political demonstrations, strikes and armed conflict or other crises in the oil and gas producing regions, such as the Russia Ukraine Conflict and the resulting sanctions could change the global supply chain dynamics and demand. A disruption in deliveries to or from suppliers or decreased availability of materials could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Also, certain parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases may be sourced through a single supplier, manufacturer or service provider. A disruption in the deliveries from such third‑party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment could adversely affect our ability to meet our commitments to customers and have a material adverse effect on our business, financial condition and results of operations.

Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for our products and services and adversely affect our business, financial condition, results of operations, stock price or access to capital markets.

Climate change, environmental, social and governance (“ESG”) and sustainability are a growing global movement. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional and local legislation, regulatory measures, reporting obligations and policy changes. Also, there is increasing societal pressure in some of the areas where we operate, to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures, including the Paris Climate Accord, may require, or could result in future legislation, regulatory measures or policy changes that would require, significant equipment modifications, operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from our operations or those of our customers, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. As a result of heightened public awareness and attention to these issues as well as continued political and regulatory initiatives to reduce the reliance upon oil and natural gas, demand for hydrocarbons may be reduced, which could have an adverse effect on our business, financial condition, and results of operations. The imposition and enforcement of stringent greenhouse gas emissions reduction requirements could severely and adversely impact the oil and natural gas industry and therefore significantly reduce the value of our business.

Certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in financing of conventional energy-related activities due to concerns about climate change, which could make it more difficult for our customers and for us to finance our respective businesses. Increasing attention to climate change, ESG and sustainability has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other companies or industries, which could have a negative impact on the price of our securities and our access to and costs of capital.

Any or all of these ESG and sustainability initiatives may result in significant operational changes and expenditures, reduced demand for our products and services, and could materially adversely affect our business, financial condition, results of operations, stock price or access to capital markets.

Weatherford International plc – 2022 Form 10-K | 10

Table of Contents    Item 1A | Risk Factors
Failure to effectively and timely address the need to operate more sustainably and with a lower carbon footprint and impact could adversely affect our business, results of operations and cash flows.

Our long-term success may depend on our ability to effectively lower the carbon impact of how we deliver our products and services to our customers as well as adapting our technology portfolio for potentially changing government requirements and customer preferences towards more sustainable competitors. We may also consider engaging with our customers to develop solutions to decarbonize our customers’ oil and natural gas operations. We could potentially lose engagement with customers, investors and/or certain financial institutions if we fail or are perceived to fail at effectively and timely addressing the need to conduct our operations and provision of services to our customers more sustainably and with a lower carbon footprint which could materially adversely affect our business, financial condition and results of operations.

Failure to effectively and timely address the energy transition could materially adversely affect our business, financial condition and results of operations.

Our long-term success depends on our ability to effectively participate in the energy transition, which will require adapting our technology portfolio to potentially changing market demand for products and services and to support the production of energy from sources other than hydrocarbons (e.g., geothermal, carbon capture, responsible abandonment, wind, solar and hydrogen). If the energy transition landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our products and services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors or financial institutions shift funding away from companies focused primarily or solely in fossil fuel-related industries, it could materially adversely affect our business, financial condition, results of reparations and our access to capital or the market for our securities.

Severe weather, including extreme weather conditions, has in the past, and could in the future, adversely affect our business and results of operations.

Our business has been, and in the future will likely be, affected by severe weather in areas where we operate, which could materially adversely affect our operations. In addition, the frequency and severity of extreme weather conditions may also materially affect our operations and financial results. Any such extreme weather-related events could have a material adverse effect on our business, financial condition and results of operations.

Liability claims resulting from catastrophic incidents could have a material adverse effect on our business, financial condition and results of operations

Drilling for and producing hydrocarbons, and the associated products and services that we provide, include inherent dangers that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and third parties, such as other service providers. At many sites, we depend on other companies and personnel to conduct drilling and other operations in accordance with appropriate safety standards. From time to time, personnel are injured or equipment or property is damaged or destroyed, as a result of accidents, equipment failures, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in drilling for or producing oil and natural gas. Any of these events can be the result of human error. With increasing frequency, our products and services are deployed on more challenging prospects both onshore and offshore, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment or the environment. Such events may expose us to significant potential losses which could have a material adverse effect on our business, financial condition and results of operations.

Business and Operational Risks

A significant portion of our revenue is derived from our operations outside the U.S., which exposes us to risks inherent in doing business in each of the 75 countries in which we operate.
The U.S. accounted for 20%, 19% and 20% of revenues in 2022, 2021 and 2020, respectively. The rest of our revenues were from non-U.S. operations. Operations in countries other than the U.S. are subject to various risks, including:

•global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict);
Weatherford International plc – 2022 Form 10-K | 11

Table of Contents    Item 1A | Risk Factors
•general global economic repercussions related to U.S. and global inflationary pressures and potential recessionary concerns;
•failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to those related to the Russia Ukraine Conflict, and environmental and tax and accounting laws, rules and regulations;
•changes in, and the administration of, treaties, laws, and regulations, including in response to issues related to the Russia Ukraine Conflict and the potential for such issues to exacerbate other risks we face;
•exposure to expropriation of our assets, deprivation of contract rights or other governmental actions;
•social unrest, acts of terrorism, war or other armed conflict;
•fraud and political corruption;
•varying international laws and regulations;
•adequate responses to the COVID-19 pandemic and related restrictions;
•confiscatory taxation or other adverse tax policies;
•trade and economic sanctions or other restrictions imposed by the European Union, the United Kingdom, the U.S. or other countries, including in response to the Russia Ukraine Conflict;
•exposure under the U.S. Foreign Corrupt Practices Act or similar governmental legislation in other countries; and
•restrictions on the repatriation of income or capital.

Our business could be negatively affected by cybersecurity incidents and other technology disruptions.

We rely heavily on information systems and other digital technology to conduct and protect our business. These information systems and other digital technology may become increasingly more susceptible to sophisticated cybersecurity attacks, incursions or other incidents such as unauthorized access to data and systems, loss or destruction of data (including confidential customer, supplier and employee information), computer viruses, or other malicious code, phishing and cyberattacks, and other similar events. These incidents could arise from numerous sources, not all of which would necessarily be within our control, including fraud or malice on the part of third parties, governmental actors, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, human error, complications encountered as existing systems are maintained, repaired, replaced, or upgraded or outbreaks of hostilities or terrorist acts.

Given the rapidly evolving nature of cybersecurity incidents, there can be no assurance that the controls we have designed and implemented to prevent or limit the effects of cybersecurity incidents or attacks will be sufficient in preventing all such incidents or attacks, or be able to avoid a material impact to our systems as such incidents or attacks occur. Recent widespread ransomware attacks and cybersecurity breaches in the U.S. and elsewhere have affected many companies. To date, none of these have had a material impact on us. Cybersecurity incidents can result in the disclosure of confidential or proprietary customer, supplier or employee information; theft or loss of intellectual property; impairment in our ability to operate or conduct our business; damage to our reputation with our customers, suppliers, employees and the market; failure to meet customer requirements or result in customer dissatisfaction; legal and regulatory exposure, including fines or legal proceedings (including as a result of our failure to make adequate or timely disclosures to the public, government agencies or affected individuals, whether due to delayed discovery or the time it takes to investigate or remediate); damage to equipment (which could cause environmental or safety issues) and other financial costs and losses, including as a result of any remediation efforts. While Weatherford imposes strict controls on third-party system connectivity to our systems, the threat of an attack via a third-party system is never null.

The occurrence of any cybersecurity incident can go unnoticed for a period of time despite efforts to detect and respond in a timely manner. Any investigation of a cybersecurity incident is inherently unpredictable, and it takes time before the completion of any investigation and before there is availability of full and reliable information. During such time we are not necessarily able to know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which further increase the costs and consequences of a cybersecurity event or other security incident. As cybersecurity incidents and attacks continue to evolve, we may be required to expend significant additional resources and incur significant expenses to continue to modify or enhance our protective measures or to investigate, respond to or remediate any information security vulnerabilities.

Any cybersecurity incident could have a material adverse effect on our business, reputation, financial condition and results of operations.

The COVID-19 pandemic significantly weakened demand for our products and services and had a substantial negative impact on our business, financial condition, results of operations and cash flows. A future pandemic may result in similar impacts.

Weatherford International plc – 2022 Form 10-K | 12

Table of Contents    Item 1A | Risk Factors
The effects of the COVID-19 pandemic in 2020 and 2021, including actions taken by businesses and governments to contain the spread of the virus, resulted in a significant reduction in international and U.S. economic activity and severely impacted our business and our industry. The effects included adverse revenue and net income impacts; disruptions to our operations; customer shutdowns of oil and natural gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.

The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, exacerbated the potential negative impact from many of the other risks we face. We believe that in addition to the impacts described above, other impacts included or could in the future include, but are not limited to:

•Structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact, or in connection with a global or regional recession or depression;
•Reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•Infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate;
•Our insurance policies may not cover losses associated with pandemics or similar global health threats;
•Litigation risk and possible loss contingencies related to a pandemic and its impact, including with respect to commercial contracts, employment matters, personal injury and insurance arrangements; and
•Cybersecurity incidents, as our reliance on digital technologies increases, those digital technologies may become more vulnerable and experience a higher rate of cybersecurity attacks, intrusions or incidents in the current environment of remote connectivity, as well as increased geopolitical conflicts and tensions.

Our business is dependent upon our on our ability to efficiently and effectively perform and provide products and services to our customers. As such, we continue to find ways to improve and invest in our people, processes and systems. Our inability to efficiently and effectively execute for our customers and our inability to make timely investments in our people, processes and systems could have an adverse effect on our business, financial condition and results of operations.

Our customers rely on our ability to efficiently perform and execute on the delivery of our products and services, and a low success rate could adversely impact margins and our ability to obtain market share. Additionally, we continuously identify opportunities to invest in our people, processes and systems, however, we may not be able to adjust quickly enough to capitalize on market share during times of industry growth, or the returns on our investments may not outpace margin deterioration at times of slower activity.

Our operational and financial growth, in part, is dependent upon our liquidity requirements and the adequacy of our capital resources.

Our liquidity, including our ability to meet our ongoing operational obligations, as well as service our debt, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash flow from operations; (iii) our ability to access the capital markets; and (iv) changes in market conditions that would negatively impact our revenue or our profits.

At times, the energy industry has faced negative sentiment in the capital markets which has impacted the ability of participants to access appropriate amounts of capital upon suitable terms. This negative sentiment has not only impacted our customers in North America, it has also affected the availability and the pricing for most credit lines and other capital resources extended to participants in the industry, including us.
We utilize letters of credit and performance and bid bonds to provide credit support to our customers. If the beneficiaries were to call the letters of credit issued under our committed and or uncommitted facilities, our available cash balance may be reduced by the amount called and it could have an adverse impact on our business, operations, and financial condition.

As of December 31, 2022, we had $395 million of letters of credit outstanding, consisting of the $195 million under our senior secured letter of credit agreement, as amended (the “Credit Agreement”) and another $200 million under various uncommitted bi-lateral facilities (of which there was $199 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

Weatherford International plc – 2022 Form 10-K | 13

Table of Contents    Item 1A | Risk Factors
In Latin America we utilize surety bonds as part of our customary business practice. As of December 31, 2022, we had $415 million of surety bonds outstanding. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable mitigate the issue.

We may not be fully indemnified against financial losses in all circumstances where damage to or loss of property, personal injury, death or environmental harm occur.

As is customary in our industry, our contracts typically require that our customers indemnify us for claims arising from the injury or death of their employees (and those of their other contractors), the loss or damage of their equipment (and that of their other contractors), damage to the well or reservoir and environmental impacts originating from the customer’s equipment or from the reservoir (including uncontained oil flow from a reservoir), claims arising from catastrophic events, such as a well blowout, fire, explosion and from environmental impacts below the surface. Conversely, we typically indemnify our customers for claims arising from the injury or death of our employees, the loss or damage of our equipment (other than equipment lost in the hole) or environmental impacts originating from our equipment above the surface of the earth or water.

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

As of December 31, 2022, we had $45 million of short-term and $2.2 billion of long-term debt, all accruing interest. If business activity declines, or otherwise does not increase, our level of indebtedness could have negative consequences for our business, financial condition and results of operations, including:

•limiting our ability to obtain additional financing, or refinance our existing debt, on terms that are commercially acceptable to us;
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

Our ability to make scheduled payments on our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. In the past, lower commodity prices and in turn lower demand for our products and services have negatively impacted our revenues, earnings and cash flows, and as a result, could adversely impact our liquidity position. Any harm to our business and operations resulting from our current or future level of indebtedness could adversely affect our ability to pay amounts due to our lenders and noteholders.

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
Weatherford International plc – 2022 Form 10-K | 14

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

In the aggregate, certain funds associated with our eight largest shareholders currently own in excess of 66% of our outstanding Ordinary Shares. Circumstances may arise in which these shareholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional equity or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or could be in conflict with the interest of our other shareholders. In addition, our significant concentration of share ownership may adversely affect the trading price of our securities because investors may perceive disadvantages in owning securities in companies with significant shareholders and may restrict the trading volume in our ordinary shares.

The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.

The Credit Agreement and the indentures governing our 11.0% Senior Notes maturing on December 1, 2024 (“Exit Notes”) and 6.5% Senior Secured Notes maturing on September 15, 2028 (“2028 Senior Secured Notes”) and our 8.625% Senior Notes maturing April 30, 2030 (the “2030 Senior Notes”), contain certain restrictive covenants that may impose significant operating and financial restrictions on us and may limit our ability to engage in acts that we may believe to be in our long-term best interest, including restrictions on our ability to:

•incur additional indebtedness;
•pay dividends and make other distributions;
•prepay, redeem or repurchase certain debt;
•make loans and investments; and
•sell assets and incur liens.

These covenants and other restrictions may limit our ability to effectively operate our business, and to execute our growth strategy or take advantage of new business opportunities. These covenants and restrictions include minimum liquidity covenants, minimum interest coverage ratio, maximum ratio of funded debt, and certain other financial ratios, which may apply in certain circumstances, and other restrictions. Our ability to meet the liquidity thresholds or those financial ratios could be affected by events beyond our control.

A breach of the covenants and other restrictions in any of our indebtedness could result in an event of default thereunder. Such a default may allow the lenders, holders or the trustee, as applicable, to accelerate the related indebtedness which may result in the acceleration of any other indebtedness or to foreclose on our assets, of which substantially all of our assets are secured by certain lenders. In addition, an event of default under the Credit Agreement would permit the lenders thereunder to terminate all commitments.

Weatherford International plc – 2022 Form 10-K | 15

Table of Contents    Item 1A | Risk Factors
Failure to attract, retain and develop qualified personnel could impede our operations.

Our future success depends on our ability to attract, retain and develop qualified personnel to operate and to provide services and support for our business. We may experience employee turnover or labor shortages if our business requirements and/or expectations are inconsistent with the expectations of our employees or if our employees or potential employees decide to pursue employment in fields with less volatility than in the energy industry. Additionally, during periods of increased demand for products and services in our industry, competition for qualified personnel may increase and the availability of qualified personnel may be further constrained. Failure to attract, retain and develop qualified personnel could have an adverse effect on our results of operations, financial condition and cash flows.

Legal, Tax and Regulatory Risks

Our operations are subject to numerous current and future social and governance related legislative and regulatory measures both globally and in the specific geographic regions in which we and our customers operate, including treaties and international agreements related to “sustainability” initiatives like greenhouse gases, climate change and renewable energy sources. Our ability to comply with, and respond to current and future changes may expose us to significant liabilities, result in additional compliance costs and could reduce our business opportunities and revenues.

We are subject to various laws and regulations applicable to the energy industry related to pollution, protection of the environment and natural resources, public and worker health and safety, and treaties and international agreements related to climate change and the regulation of greenhouse gasses. These laws and regulations sometimes provide for strict liability for remediation costs, damages to natural resources, or threats to public health and safety. Strict liability can render us liable for damages without regard to our degree of care or fault. Some environmental laws also provide for joint and several strict liability for remediation of spills and releases of hazardous substances, and, as a result, we could be liable for the actions of others. Thus, an environmental claim could arise with respect to one or more of our current or former businesses, operations, products or services, or a business or property that one of our predecessors owned or used, and such claims could involve material expenditures. Generally, environmental laws have in recent years become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties and have required increased costs to comply with their requirements. The scope of regulation of our industry and our products and services may increase further, including possible increases in liabilities, financial assurance, or funding requirements imposed by governmental agencies. Additional regulations on deepwater drilling in the Gulf of Mexico and elsewhere in the world could be imposed, and those regulations could limit our business where they are imposed.

In addition, members of the U.S. Congress, the U.S. Environmental Protection Agency and various agencies of several states within the U.S. frequently review, consider and propose more stringent regulation of hydraulic fracturing, a stimulation treatment routinely performed on oil and natural gas wells in low-permeability reservoirs. We previously provided (and may, in the future, resume providing) fracturing services to customers. Regulators periodically investigate whether any chemicals used in the hydraulic fracturing process might adversely affect groundwater or whether the fracturing processes could lead to other unintended effects or damages. In recent years, local and national governments (including several cities and states within the U.S.) passed new laws and regulations restricting or banning hydraulic fracturing. A significant portion of North American service activity today is directed at prospects that require hydraulic fracturing in order to produce hydrocarbons. Therefore, additional regulation could increase the costs of conducting our business by subjecting fracturing to more stringent regulation. Regulation of hydraulic fracturing could increase our cost of providing services or materially reduce our business opportunities and revenues if customers decrease their levels of activity or we cannot pass along cost to customers. We are unable to predict whether changes in laws or regulations or any other governmental proposals or responses will ultimately occur, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.

Weatherford International plc – 2022 Form 10-K | 16

Table of Contents    Item 1A | Risk Factors
Our environmental, social and governance commitments and disclosures may expose us to reputational risks and legal liability.

Increasing focus on ESG factors has led to enhanced interest in, and review of performance results by investors and other stakeholders, and the potential for litigation and reputational risk. In 2022, we made certain public commitments to various corporate ESG initiatives, including our commitment to achieve net-zero emissions by 2050 and signing on to the UN Global Compact. Any failure, or perceived failure, to achieve or accurately report on our commitments in our disclosures, including our annual Sustainability Report and our other disclosures on these matters, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability. In addition, positions we take or do not take on social issues may be unpopular with some of our employees, our clients or potential clients, shareholders, investors, governments or advocacy groups, which may impact our ability to attract or retain employees or the demand for our services.

Increasing focus on ESG matters has resulted in the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment, as well as legal and regulatory requirements requiring climate, human rights and supply chain-related disclosures. We expect these types of regulatory requirements related to ESG matters to continue to expand globally. If new laws or regulations are more stringent than current legal or regulatory requirements or involve reporting information according to differing standards and frameworks in the countries in which we operate, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not satisfy varying regulatory requirements or the expectations of investors or other stakeholders.

Our ability to achieve our ESG commitments, including our goals relating to sustainability and inclusion and diversity, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) our ability to operate more sustainably and with a lower carbon footprint; (2) the availability and cost of low- or non-carbon-based energy sources and technologies; (3) evolving and potentially conflicting global regulatory requirements affecting ESG standards or disclosures; (4) the availability of suppliers that can meet our sustainability, diversity and other standards; and (5) our ability to recruit, develop, and retain diverse talent.

In addition, standards for tracking and reporting on ESG matters, including climate change and human rights related matters, have not been harmonized and continue to evolve. Methodologies for reporting ESG data may be updated requiring that previously reported ESG data be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving to address obtaining information that resides in multiple internal systems and responding to multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators. Such standards are currently not consistent and may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

Adverse changes in tax laws both in the U.S. and abroad, changes in tax rates or exposure to additional income tax liabilities could have a material adverse effect on our results of operations.

Changes in tax laws could significantly increase our tax expense and require us to take actions, at potential significant expense, to seek to preserve our current level of tax expense.

In 2002, we reorganized from the U.S. to a foreign jurisdiction. There are frequent legislative proposals in the United States that attempt to treat companies that have undertaken similar transactions as U.S. corporations subject to U.S. taxes or to limit the tax deductions or tax credits available to United States subsidiaries of these corporations. Our tax expense could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service and other taxing jurisdictions, acting in unison or separately. The inability to reduce our tax expense could have a material impact on our consolidated financial statements.

The Organization of Economic Cooperation and Development (“OECD”), which represents a coalition of member countries, issued various white papers addressing Tax Base Erosion and Jurisdictional Profit Shifting. The recommendations in these white papers are generally aimed at combating what they believe is tax avoidance. Numerous jurisdictions in which we operate have been influenced by these white papers as well as other factors and are increasingly active in evaluating changes to their tax laws. In addition, the OECD has advanced reforms focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “two pillar plan.” On October 8, 2021, the OECD announced an accord endorsing and providing an implementation plan for the two pillar plan agreed
Weatherford International plc – 2022 Form 10-K | 17

Table of Contents    Item 1A | Risk Factors
upon by 136 nations. On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. While the implementation of the accord is uncertain, if legislation is enacted to implement the accord in some or all of the jurisdictions in which we have operations, it could materially increase the amount of taxes we owe, on a retroactive or prospective basis, thereby negatively affecting our results of operations and our cash flows from operations.

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

If a U.S. person is treated as owning at least 10% of our shares, such holder may be subject to adverse U.S. federal income tax consequences.

As a result of the Tax Cuts and Jobs Act of 2017, many of our non-U.S. subsidiaries are now classified as “controlled foreign corporations” for U.S. federal income tax purposes due to the expanded application of certain ownership attribution rules within a multinational corporate group. If a U.S. person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such person may be treated as a “U.S. shareholder” with respect to one or more of our controlled foreign corporation subsidiaries.  In addition, if our shares are treated as owned more than 50% by U.S. shareholders, we would be treated as a controlled foreign corporation. A U.S. shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income, as ordinary income, its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, whether or not we make any distributions to such U.S. shareholder. An individual U.S. shareholder generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a corporate U.S. shareholder with respect to a controlled foreign corporation.  A failure by a U.S. shareholder to comply with its reporting obligations may subject the U.S. shareholder to significant monetary penalties and may extend the statute of limitations with respect to the U.S. shareholder’s U.S. federal income tax return for the year for which such reporting was due.  We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries are controlled foreign corporations or whether any investor is a U.S. shareholder with respect to any such controlled foreign corporations. We also cannot guarantee that we will furnish to U.S. shareholders information that may be necessary for them to comply with the aforementioned obligations.  U.S. investors should consult their own advisors regarding the potential application of these rules to their investments in us. The risk of being subject to increased taxation may deter our current shareholders from increasing their investment in us and others from investing in us, which could impact the demand for, and value of, our shares.

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
Weatherford International plc – 2022 Form 10-K | 18

Table of Contents    Item 1A | Risk Factors
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

General Risks

Interruptions in the proper functioning of our information systems or other issues with our enterprise resource systems could cause disruption to our operations.

We rely extensively on our information systems to manage our business, data, communications, supply chain, ordering, pricing, billing, inventory replenishment, accounting functions, and other processes. Our enterprise resource systems are subject to damage or interruption from various sources, including obsolescence, power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events, terrorism, and human error, and our disaster recovery planning cannot account for all eventualities. Our disaster recovery measures may or may not address all potential contingencies. If our systems are damaged, fail to function properly, or otherwise become compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data or interruptions or delays in our ability to perform critical functions, which could adversely affect our business, operating results, or financial condition.

Furthermore, certain of our information systems are aged and may require periodic modifications, upgrades, and replacements which may subject us to risks, including operating disruptions, substantial capital expenditures, or additional cost to implement new systems. The failure to properly or efficiently modify, upgrade, replace or implement such systems on a timely basis could materially disrupt our operations, and have a material adverse effect on our financial results.

If our long-lived assets and other assets are impaired, we may be required to record significant non-cash charges to our earnings.
Weatherford International plc – 2022 Form 10-K | 19

Table of Contents    Item 1A | Risk Factors

We recognize impairments of long-lived assets when we determine the carrying amount of certain long-lived asset groups exceed their respective fair values. Our impairment assessment includes analysis of the undiscounted cash flow of our asset groups, which include property, plant and equipment, definite-lived intangible assets, and operating lease assets. Based on the uncertainty of forecasted revenue, forecasted operating margins, and discount rate assumptions used to estimate our asset groups’ fair value, future reductions in our expected cash flows could cause a material non-cash impairment charge of long-lived assets, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our operations are conducted in approximately 75 countries and we have manufacturing facilities, research and technology centers, fluids and processing centers and sales, service and distribution locations throughout the world. Our principal executive offices are in Houston, Texas, U.S. We own or lease numerous other facilities such as service centers, shops, sales and administrative offices throughout the geographic regions in which we operate. The major service centers we operate to support our segment operations are located specifically in Villahermosa, Mexico; Villavicencio, Colombia; Dhahran, Saudi Arabia; North Rumaila, Iraq; Mina Abdulla, Kuwait; Williston, North Dakota, U.S. and Odessa, Texas, U.S. We operate research and technology centers in Houston, Texas, U.S.; Loughborough, United Kingdom and major manufacturing centers in JiangSu, China; Abu Dhabi, United Arab Emirates; Huntsville, Texas, U.S.; Houston, Texas, U.S.; Vadodara, India and Hannover, Germany.

All of our material U.S. and United Kingdom properties are mortgaged to the lenders under our 2028 Senior Secured Notes and Credit Agreement. All of our remaining owned properties are unencumbered, however the lenders could require we mortgage certain of these properties as well. We believe the facilities that we currently occupy are suitable for their intended use.

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
•See also “Item 1. - Business” and “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14 – Disputes, Litigation and Legal Contingencies.”

It is possible that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases that would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material.

Item 4. Mine Safety Disclosures

Not applicable.

Weatherford International plc – 2022 Form 10-K | 20

Table of Contents    Item 5 | Market for Registrants Ordinary Shares

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On June 1, 2021, NASDAQ approved our application for the listing of our ordinary shares. In connection with the listing, we became subject to the reporting requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Our ordinary shares began trading on The Nasdaq Global Select Market on June 2, 2021 under the ticker symbol “WFRD”. As of February 1, 2023, we had 71 shareholders of record. The actual number of shareholders is considerably greater than the number of shareholders of record and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

We intend to retain future earnings and/or repay debt and do not expect to pay cash dividends in the near future.

The following graph shows a comparison of cumulative total shareholder return on our ordinary shares, the Dow Jones U.S. Oil Equipment and Services Index and the Dow Jones U.S. Index from June 2, 2021 (date we began trading on NASDAQ) to December 30, 2022 (last day of trading in 2022), and an update as of February 1, 2023. The graph assumes $100 was invested in each of the Company’s ordinary shares, and aforementioned indices. Note that past stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return on Weatherford Ordinary Shares, the Dow Jones U.S. Oil Equipment Index and the Dow Jones U.S. Index
500
400
300
200
100
0
06/02/21
12/31/21
12/30/22
02/01/23
Weatherford International plc
Dow Jones U.S. Oil Equipment and Services Index
Dow Jones U.S. Index

	06/02/21	12/31/21	12/30/22	02/01/23
Weatherford International plc	$100	$216	$398	$440
Dow Jones U.S. Oil Equipment and Services Index	$100	$95	$130	$135
Dow Jones U.S. Index	$100	$105	$96	$99

Weatherford International plc – 2022 Form 10-K | 21

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

Consolidated Statements of Operations - Operating Income Summary

2022 vs 2021

Revenues totaled $4.33 billion in 2022, an increase of $686 million, or 19% compared to 2021. The year-over-year improvement was due to increased activity across all reporting segments. This activity increase was the result of increased customer demand, market share improvements, pricing improvements and operational focus. Revenues in 2022 reflect a 15% increase in service revenues and a 26% increase in product revenues. The revenue increase was led by the Drilling and Evaluation (“DRE”) and Production and Intervention (“PRI”) segments, and geographically, by improvements in Latin America, the Middle East/North Africa/Asia and the North America regions. Service and product quality excellence allowed us to benefit from a robust market with customers focusing on delivering energy supply with minimal disruption, globally. Imbalance across geographies driven by geopolitical conflicts, investment variances and supply disruptions caused a greater focus on energy security, globally. Our operational initiatives, put in place over the past couple of years, enabled us to regain share in a few product lines and geographies, as well as improve pricing through differentiation.

Cost of products and services of $3.02 billion increased $304 million, or 11%, compared to 2021, to support the increased overall activity across our segments. Our cost of products and services as a percentage of revenues was 69.7% in 2022, an improvement compared to 74.5% in 2021, reflecting improved utilization on a more efficient operating cost structure, and pricing improvements to customers to offset impacts from supply chain disruptions and inflation. Additionally, higher gains on asset sales and lower inventory charges contributed to the lower cost structure as a percentage of revenues.

Selling, general, administrative and research and development costs of $868 million increased $45 million, or 5%, to keep up with increased activity and demand across our segments. These costs as a percentage of revenues were 20.0% in 2022, an improvement compared to 22.6% in 2021, reflecting our focus on cost control initiatives.

Operating income of $412 million improved 255% in 2022 compared to 2021, due to reasons noted above.

2021 vs 2020

Revenues totaled $3.65 billion in 2021, a decline of 1% compared to 2020. We experienced significant declines in activity after the start of the pandemic in March of 2020 and although revenues are slightly lower in 2021, our revenues in 2021 reflect the ongoing recovery in business activity. Revenues in 2021 reflect a 5% increase in service revenues, which was offset by a 10% decline in product revenues. The revenue increases were related to higher demand for DRE and PRI businesses, primarily for managed pressure drilling, wireline, intervention and pressure pumping services. These improvements were partially offset by lower demand for products from our Well Construction and Completions (“WCC”), primarily for cementation products and liner hangers, and a decline in demand for the artificial lift within our PRI business.

Cost of products and services of $2.72 billion decreased $91 million, or 3%, compared to 2020, primarily due to cost improvement initiatives that were implemented during 2020 and early 2021. Our costs declined despite higher service activity and increased cost for supplies and logistics. Our cost of products and services as a percentage of revenues was 74.5% in 2021, an improvement compared to 76.2% in 2020, reflecting our cost initiative improvements and operational efficiency gains.

Weatherford International plc – 2022 Form 10-K | 22

Table of Contents    Item 7 | MD&A
Selling, general, administrative and research and development costs in 2021 of $823 million decreased $111 million, or 12%, when compared to 2020 due to cost improvement initiatives to reduce overhead and corporate costs that were implemented during 2020 and early 2021. These costs as a percentage of revenues were 22.6% in 2021, an improvement compared to 25.3% in 2020, reflecting our cost initiative improvements.

Operating income of $116 million improved $1.6 billion in 2021 compared to 2020, due to reasons noted above.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest expense, net primarily represented for each year, the interest on our outstanding long-term debt (see “Note 10 – Borrowings and Other Debt Obligations” to our Consolidated Financial Statements for additional details). Interest expense, net, of $179 million in 2022, decreased $81 million, or 31%, compared to 2021 primarily due to the early repayments of principal amounts on our 11.00% Senior Notes maturing on December 1, 2024. Interest expense, net, of $260 million in 2021, increased $9 million compared to $251 million in 2020 due to a combination of the various notes we carried and the interest on their outstanding principal.

Loss on Extinguishment of Debt and Bond Redemption Premium

The loss on extinguishment of debt was related to charges on unamortized debt issuance costs and bond redemption premiums, both upon the early redemption of debt. During 2022, we repaid $175 million in principal on our Exit Notes and incurred a $5 million bond redemption premium. During 2021, we repaid in full our 2024 Senior Secured Notes, repaid $200 million of Exit Notes, and refinanced $1.6 billion of Exit Notes. As such, we recognized a $170 million loss, comprised of a $39 million loss on extinguishment of debt and a $131 million bond redemption premium. See “Note 10 – Borrowings and Other Debt Obligations” for additional details.

Loss on Termination of ABL Credit Agreement

During 2020, we recorded a $15 million charge upon the termination of our senior secured asset-based lending agreement related to unamortized deferred debt issuance costs.

Other Expense, Net

Other expense, net is primarily comprised of letter of credit fees, other financing charges and foreign exchange losses, primarily attributed to currency losses in countries with no or limited markets to hedge. Other expense, net, of $90 million in 2022 increased $61 million compared to 2021 expense of $29 million primarily attributable to currency losses in the Argentinian Peso, Russian Ruble and various other currencies. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency. Additionally, we enter into certain short-term investments which partially offset our foreign exchange losses, and certain of those amounts are recorded in “Interest Expense, Net”.

Other expense, net, in 2021 decreased $24 million compared to the 2020 expense of $53 million due to lower currency volatility, as there had been significant volatility following the start of the COVID-19 pandemic in 2020.

Weatherford International plc – 2022 Form 10-K | 23

Table of Contents    Item 7 | MD&A
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

The income tax provision and respective effective tax rate was $87 million and 63%, $86 million and (25)%, and $85 million and (5)%, for 2022, 2021 and 2020, respectively.

Our income tax provisions in 2022 and 2021 are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Impairments and other charges recognized do not result in significant tax benefit as a result of our inability to forecast realization of the tax benefit of such losses.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our consolidated financial statements. As of December 31, 2022, we anticipate that it is reasonably possible that the amount of our uncertain tax positions of $191 million may decrease by up to $4 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

In response to the COVID-19 pandemic, many countries have enacted tax relief measures to provide aid and economic stimulus to companies impacted by the COVID-19 pandemic. For the years ended December 31, 2021 and 2020, there were no material tax impacts to our financial statements as it relates to COVID-19 tax relief measures.

Weatherford International plc – 2022 Form 10-K | 24

Table of Contents    Item 7 | MD&A
Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include but are not limited to; the impact from geopolitical conflicts; global response to any ongoing pandemics; our customers’ capital expenditures; environmental, social and governance (“ESG”) initiatives; world economic, political and weather conditions; the price of oil and natural gas; and, member-country quota compliance within the Organization of Petroleum Exporting Countries and the expanded alliance. Imbalance across geographies driven by geopolitical conflicts, investment variances and supply disruptions is driving a greater focus on energy security, which in turn is creating a shift towards national oil companies. We expect continued improvements in our customer activity levels and generally positive macroeconomic conditions that may offset inflationary pressures and potential recessionary concerns, all of which are expected to continue to provide a pathway to a multi-year energy demand expansion. We continue to closely monitor the recessionary concerns in the global market, ongoing supply chain disruptions, escalating costs, logistical constraints and travel restrictions.

Our customers continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and pressures us to deliver our products and services at competitive rates. Over the long-term, we expect demand for oil and natural gas exploration and production industry as well as new energy platforms to continue to require more advanced technology from the energy service industry. Weatherford delivers innovative energy services that integrate proven technologies with advanced digitalization to create sustainable offerings for maximized value and return on investment. During the COVID-19 pandemic, there was substantial negative impact on the global economy and demand in our industry in 2021 and 2021, with impacts carrying into 2022, including inflationary pressures, logistical delays and service and supply shortages. We managed to face these challenges by evolving our offerings, increasing the breadth of our digital portfolio and enhancing our applications to offer more fully integrated digital energy services solutions. We also increased our offerings of automated well construction and remote monitoring and predictive analytics related to our product offerings. As such, we believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will continue to depend heavily on pricing, volume of work, our ability to offer cost efficient, innovative and effective technology solutions, and our success in gaining market share in new and existing markets.

Our company performance, industry conditions and related perception, could make it more difficult to obtain our targeted cost reduction benefits and to recruit, motivate and retain employees, including key personnel. The implementation of new or escalation of existing sanctions imposed against countries in which we operate, including any further escalation of sanctions and other events around the Russia Ukraine Conflict, including increased exposure to cyber-attacks, increasing investor and government focus on ESG factors, supply chain challenges and disruptions, and the cyclicality of the energy industry may negatively impact demand for our products and services. The Russia Ukraine Conflict, or other future geopolitical conflicts, could also have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business, financial condition, and results of operations. Such risks include, but are not limited to, adverse effects on global macroeconomic conditions; increased volatility in the price and demand of oil and natural gas, increased exposure to cyberattacks; limitations in our ability to implement and execute our business strategy; risks to employees and contractors that we have in the region; disruptions in global supply chains; exposure to foreign currency fluctuations; potential nationalizations and assets seizures in Russia or elsewhere; constraints or disruption in the capital markets and our sources of liquidity; our potential inability to service our remaining performance obligations and potential contractual breaches and litigation.

We continue to follow our long-term strategy, aimed at achieving sustainable profitability and cash flow generation in our businesses, servicing our customers and creating value for our shareholders. Our long-term success will be determined by our ability to effectively manage the cyclicality of our industry, including growth during up-cycles and potential prolonged industry downturns, our ability to respond to industry changes and demands, while managing through risks we may be exposed to, and ultimately our ability to generate consistent positive cash flow and positive returns on invested capital.

Weatherford International plc – 2022 Form 10-K | 25

Table of Contents    Item 7 | MD&A
Oil and Natural Gas Prices

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”) and Brent North Sea (“Brent”) crude oil and Henry Hub (“HH”) natural gas.

	Year Ended December 31,
	2022	2021	2020
Oil price - WTI (1)	$94.79	$67.99	$39.23
Oil price - Brent (1)	$100.78	$70.68	$41.76
Natural Gas price - HH (2)	$6.42	$3.91	$2.04
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01); average WTI and Brent as of January 31, 2023 was $78.08 and $82.44 respectively.
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu; average HH as of January 31, 2023 was $3.27.

Commodity prices increased during 2022 due to demand outpacing supply as demand recovery built toward pre-pandemic levels with increased vaccination rates and increased global economic activity. WTI and Brent average oil prices for 2022 were approximately 39% and 43% higher than 2021, respectively, and natural gas prices increased by 64% over the same period.

Rig Count

Rig count is an indicator of the level of spending for the exploration and production of oil and natural gas reserves. The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Year Ended December 31,
	2022	2021	2020
North America	898	610	522
International	851	755	825
Worldwide	1,749	1,365	1,347
Weatherford International plc – 2022 Form 10-K | 26

Table of Contents    Item 7 | MD&A
Segment Results of Operations

				Favorable			Favorable
				(Unfavorable)			(Unfavorable)
	Year Ended December 31,			$	% or bps		$	% or bps
(Dollars in millions)	2022	2021	2020	2022 vs 2021			2021 vs 2020
Revenues:
Drilling and Evaluation (“DRE”)	$1,328	$1,066	$1,044	$262	25%		$22	2%
Well Construction and Completions (“WCC”)	1,521	1,353	1,414	168	12%		(61)	(4)%
Production and Intervention (“PRI”)	1,395	1,127	1,106	268	24%		21	2%
Segment Revenues	4,244	3,546	3,564	698	20%		(18)	(1)%
All Other	87	99	121	(12)	(12)%		(22)	(18)%
Total Revenues	4,331	3,645	3,685	686	19%		(40)	(1)%

Segment Adjusted EBITDA:
Drilling and Evaluation	$324	$186	$132	$138	74%		$54	41%
Well Construction and Completions	299	256	273	43	17%		(17)	(6)%
Production and Intervention	261	191	154	70	37%		37	24%
Segment Adjusted EBITDA	884	633	559	251	40%		74	13%
Corporate and Other	(67)	(62)	(100)	(5)	(8)%		38	38%
Depreciation and Amortization	(349)	(440)	(503)	91	21%		63	13%
Shared-based Compensation Expense	(25)	(25)	—	—	—%		(25)	n/m

Other Adjustments :
Goodwill and Long-Lived Assets Impairment	—	—	(1,053)	—	—%		1,053	100%
Restructuring Charges	(22)	—	(206)	(22)	—%		206	100%
Other (Charges) Credits	(9)	10	(183)	(19)	(190)%		193	105%
Other Adjustments	$(31)	$10	$(1,442)	$(41)	(410)%		$1,452	101%
Operating Income (Loss)	$412	$116	$(1,486)	$296	255%		$1,602	108%

Segment Adjusted EBITDA Margins[1]:
Drilling and Evaluation	24.4%	17.4%	12.6%	n/m	700	bps	n/m	480	bps
Well Construction and Completions	19.7%	18.9%	19.3%	n/m	80	bps	n/m	(40)	bps
Production and Intervention	18.7%	16.9%	13.9%	n/m	180	bps	n/m	300	bps
Segment Adjusted EBITDA	20.8%	17.9%	15.7%	n/m	290	bps	n/m	220	bps

[1] bps calculates off rounding in this table
Weatherford International plc – 2022 Form 10-K | 27

Table of Contents    Item 7 | MD&A
Segment Revenues

2022 vs 2021

Revenues totaled $4.3 billion in 2022, an increase of 19% compared to 2021, and the primary drivers were discussed in the above consolidated section. The breakdown by segment revenues is as follows:

DRE revenues of $1.3 billion in 2022, increased 25% compared to 2021 due to higher demand and activity across all DRE product lines, and led primarily by managed pressure drilling and drilling services. Improvement in DRE was across all regions, and led primarily by the Latin America, North America and Middle East North Africa/Asia regions.

WCC revenues of $1.5 billion in 2022, increased 12% compared to 2021 due to higher demand and activity across all WCC product lines, and led primarily by cementation products. Improvement in WCC was across all regions and led primarily by the Middle East North Africa/Asia, Latin America and North America regions.

PRI revenues of $1.4 billion in 2022, increased 24% compared to 2021 due to higher demand and activity across all PRI product lines, and led primarily by artificial lift and pressure pumping. Improvement in PRI was across all regions.

2021 vs 2020

Revenues totaled $3.65 billion in 2021, a decline of 1% compared to 2020, and the primary drivers were discussed in the above consolidated section. The breakdown by segment revenues is as follows:

DRE revenues of $1.1 billion in 2021, increased 2% compared to 2020 primarily due to higher demand for managed pressure drilling and wireline products and services, partially offset by a decline in drilling services and drilling fluids. The decline in drilling services revenue reflects the exit of certain drilling services in North America in the fourth quarter of 2020.

WCC revenues of $1.4 billion in 2021 decreased 4% compared to 2020 primarily due to lower activity for cementation products, liner hangers and tubular running services. Internationally we experienced lower well construction and completions activity in the Middle East North Africa/Asia region, which was partially offset by higher activity in the North America and Latin America regions.

PRI revenues of $1.1 billion in 2021, increased 2% compared to 2020 primarily due to higher demand for pressure pumping, intervention services and drilling tools, and digital solutions, partially offset by a decline in demand for artificial lift services.

Segment Adjusted EBITDA

2022 vs 2021

Segment adjusted EBITDA was $884 million in 2022, an increase of 40% compared to 2021, reflecting improved utilization on a more efficient operating cost structure, pricing improvements to customers to offset impacts from supply chain disruptions and inflation, and a proactive focus on higher margin offerings. This is reflected in our segments as follows:

DRE segment adjusted EBITDA of $324 million in 2022, increased 74% compared to 2021 primarily due to higher demand across all DRE product lines and contract pricing improvements, led by the Latin America and the Middle East North Africa/Asia regions, increase in services versus product mix, and a higher adoption of our technology offerings.

WCC segment adjusted EBITDA of $299 million in 2022, increased 17% compared to 2021 primarily due to higher demand for cementation products. The year-over-year segment adjusted EBITDA improvement was driven by pricing and increased activity levels in the North America and Latin America regions.

PRI segment adjusted EBITDA of $261 million in 2022, increased 37% compared to 2021 primarily due to higher demand for artificial lift and pressure pumping services. The year-over-year segment adjusted EBITDA improvement was driven by increased activity levels across all regions.

Weatherford International plc – 2022 Form 10-K | 28

Table of Contents    Item 7 | MD&A
2021 vs 2020

Segment adjusted EBITDA was $633 million in 2021, an increase of 13% compared to 2020, which is reflected in our segments as follows:

DRE segment adjusted EBITDA of $186 million in 2021, increased 41% compared to 2020 primarily due to higher demand for managed pressure drilling and wireline and lower operating costs as a result of cost improvement initiatives that were implemented during 2020 and early 2021, partially offset by a decline in drilling fluids. Positively impacting DRE segment adjusted EBITDA was the exit of certain drilling services in North America in the fourth quarter of 2020. The year-over-year segment adjusted EBITDA improvement was driven by increased activity levels, increase in services versus product mix, higher adoption of our technology offerings and greater demand for services globally.

WCC segment adjusted EBITDA of $256 million in 2021, decreased 6% compared to 2020 primarily due to lower activity for cementation products, liner hangers and tubular running services, which was partially offset by improvements in completions margins and cost efficiencies as a result of initiatives implemented during 2020 and early 2021. Internationally we experienced lower well construction and completions activity in the Middle East North Africa/Asia and Europe/Sub-Sahara Africa/Russia regions, which was partially offset by higher margin activity in North America and Latin America.

PRI segment adjusted EBITDA of $191 million in 2021, increased 24% compared to 2020 primarily due to higher demand for intervention services & drilling tools, pressure pumping and software services, and lower operating costs as a result of cost improvement initiatives that were implemented during 2020 and early 2021, partially offset by a decline in artificial lift services. The year-over-year segment adjusted EBITDA improvement was driven by increased activity levels, increase in services versus product mix, and a higher adoption of our technology offerings.

Corporate and Other

Corporate and other primarily includes corporate and other expenses (overhead support and centrally managed or shared facilities costs) and all other businesses that do not individually meet the criteria for segment reporting. Corporate and other expense of $67 million in 2022 increased slightly over the 2021 expense of $62 million, primarily due to lower profit on other businesses that did not individually meet the criteria for segment reporting (due to timing of certain projects). Corporate and other expense in 2021 improved $38 million compared to the 2020 expense of $100 million primarily due to losses incurred in other businesses that did not individually meet the criteria for segment reporting in 2020, as they were negatively impacted by COVID-19.

Depreciation and Amortization

Depreciation and amortization expense of $349 million decreased $91 million in 2022 compared to 2021 primarily from a lower asset base. Depreciation and amortization expense of $440 million decreased $63 million in 2021 compared to 2020 primarily due to the decrease in carrying value of assets after impairments taken in 2020. See “Note 2 – Segment Information”, “Note 7 – Property, Plant and Equipment, Net”, and “Note 8 – Intangible Assets, Net” for additional information.

Shared-based Compensation

We record shared-based compensation expense in “Selling, General and Administrative” on the accompanying Consolidated Statements of Operations. We recognized $25 million in each of 2022 and 2021, and an immaterial amount during 2020. The changes between years were from a combination of additional awards granted and changes in our share price. See “Note 15 – Share-Based Compensation” for additional information.

Other Adjustments

Other adjustments include goodwill and long-lived asset impairments, restructuring charges, and other charges (credits), as applicable to the periods presented. See “Note 4 – Goodwill and Long-Lived Assets Impairment”, “Note 5 – Restructuring Charges” and “Note 6 – Inventories, Net” for additional information.
Weatherford International plc – 2022 Form 10-K | 29

Table of Contents    Item 7 | MD&A
Liquidity and Capital Resources

At December 31, 2022, we had cash and cash equivalents of $910 million and $202 million in restricted cash, compared to $951 million of cash and cash equivalents and $162 million of restricted cash at December 31, 2021. The following table summarizes cash provided by (used in) each type of business activity in the periods presented:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Net Cash Provided by Operating Activities	$349	$322	$210
Net Cash Used in Investing Activities	(54)	(83)	(75)
Net Cash Provided by (Used in) Financing Activities	(248)	(403)	348

Operating Activities

Cash provided by operating activities in 2022 was $349 million, and in 2021 was $322 million. The primary sources of cash from operating activities were from higher operating income as well as effective working capital management, partially offset by interest payments.

Cash provided by operating activities was $210 million during 2020. The primary sources of cash from operating activities were collections on our accounts receivables, partially offset by interest payments.

Investing Activities

Cash used in investing activities in 2022 was $54 million. The primary uses of cash from investing activities were capital expenditures of $132 million, partially offset by proceeds from the sale of assets of $82 million.

Cash used in investing activities in 2021 was $83 million. The primary uses of cash from investing activities were for capital expenditures of $85 million and investments in marketable securities in Argentina of $39 million. The primary source of cash from investing activities was $41 million of proceeds from asset dispositions. The amount we spend for capital expenditures varies each year and is based on the types of contracts we enter, our asset availability and our expectations with respect to activity levels.

Cash used in investing activities in 2020 was $75 million. The primary uses of cash from investing activities were for capital expenditures of $154 million. The primary sources of cash from investing activities were $22 million from asset dispositions and $50 million from the maturity of our Angolan government bonds.

Financing Activities

Cash used in financing activities in 2022 was $248 million. The primary uses of cash from financing activities were for repayments of long-term debt of $198 million, which included finance leases, a repurchase of $8 million of our 2028 Senior Secured Notes and a $175 million early redemption of our Exit Notes. Additionally, we paid dividends to noncontrolling interests of $30 million. The remaining financing cash uses were primarily for financing fees paid on the Credit Agreement.

Cash used in financing activities in 2021 was $403 million. The primary uses of cash from financing activities were repayments of long-term debt of $2.3 billion associated with the partial redemption of our Exit Notes and full redemption of our 2024 Senior Secured Notes as well as finance lease obligations. Other primary uses of cash from financing activities were $131 million in bond redemption premium payments as a result of the early redemptions and $28 million, primarily for $21 million in dividends to noncontrolling interests that were settled in cash (as certain dividends in the year were settled in other noncash methods). The primary sources of cash from financing activities were net proceeds of $2.1 billion from the issuance of our 2030 Senior Notes and 2028 Senior Secured Notes.
Weatherford International plc – 2022 Form 10-K | 30

Table of Contents    Item 7 | MD&A

Cash provided by financing activities in 2020 was $348 million, primarily sourced from borrowings of long-term debt of $453 million related to the net proceeds from the issuance of our 2024 Senior Secured Notes. The primary uses of cash from financing activities were $24 million of deferred consideration for the 2018 acquisition of our Qatari joint venture $27 million repayments of short-term debt, and $28 million for dividends to noncontrolling interests. The remaining uses were primarily for financing fees paid on the Credit Agreement at the time.

See “10 – Borrowings and Other Debt Obligations” for additional information.

Sources of Liquidity

Our sources of available liquidity include cash generated by our operations, cash and cash equivalent balances, and periodic accounts receivable factoring. From time to time, we may enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy. We historically have accessed banks for short-term loans and the capital markets for debt and equity offerings. Based upon current and anticipated levels of operations and our recent refinancing transactions, we expect to have sufficient cash from operations and cash on hand to fund our cash requirements (discussed below) and financial obligations, both in the short-term and long-term.

Cash Requirements
Our cash requirements will continue to include payments for principal and interest on our long-term debt, capital expenditures, payments on our finance and operating leases, payments for short-term working capital needs, operating costs and restructuring payments. As business activity continues to rise, we expect to continue to utilize cash on capital assets and working capital growth. Our cash requirements also include personnel costs including awards under our employee incentive programs and other amounts to settle litigation related matters.

As of December 31, 2022, we had outstanding debt of $125 million in aggregate principal amount for our Exit Notes maturing on December 1, 2024, $482 million in aggregate principal amount for our 2028 Senior Secured Notes and $1.6 billion in aggregate principal amount for our 2030 Senior Notes. For these notes, we expect $182 million in interest payments annually in 2023 and 2024 and approximately $169 million in interest payments, annually beginning in 2025, until the maturity of these obligations. Subsequent to year-end 2022 we paid down an additional $20 million in aggregate principal amount of our Exit Notes and $11 million on our 2028 Senior Secured Notes. See “Note 10 – Borrowings and Other Debt Obligations” for additional information.

Our capital spending for 2023 is projected to be between $200 million to $230 million. Our payments on our operating and finance leases in 2023 are expected to be approximately $73 million and $247 million in the years thereafter. See “Note 9 – Leases” for additional information.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At December 31, 2022 we had approximately $177 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we foresee we will be able to redeploy cash with minimal to no incremental tax.

Ratings Services’ Credit Ratings

Our credit ratings at December 31, 2022 were maintained or improved since December 31, 2021:

•Standard and Poor’s (“S&P”) upgraded our corporate family and senior unsecured notes ratings from B- to B, and upgraded our senior secured notes and Credit Agreement ratings from B+ to BB-. The outlook was maintained at stable.
•Moody’s Investors Service (“Moody’s”) maintained our corporate family rating at B2, our senior unsecured notes rating at B3, and our senior secured notes and Credit Agreement ratings at Ba3. The outlook was upgraded from negative to stable.
Weatherford International plc – 2022 Form 10-K | 31

Table of Contents    Item 7 | MD&A

Customer Receivables

We may experience delayed customer payments and payment defaults due to, among other reasons, a weaker economic environment, reductions in our customers’ cash flow from operations, our customers’ inability to access credit markets, as well as unsettled political conditions. Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices. Adjustments to the allowance are made depending on how potential issues are resolved and the financial condition of our customers. See “Note 1 – Summary of Significant Accounting Policies” for additional information. In addition, our customers are primarily in fossil fuel-related industries and broad declines might impact the collections of our customer receivables.

Accounts Receivable Factoring and Monetization

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discount and hold-back. During 2022, we sold accounts receivable balances of $96 million and received cash proceeds of $93 million. During 2021, we sold accounts receivable balances of $100 million and received cash proceeds of $85 million. During 2020, we sold accounts receivable of $90 million and received cash proceeds of $79 million.

Additionally, during 2022, we entered into a short-term monetization transaction on accounts receivable balances of $77 million and received cash proceeds of $75 million.

The above factoring and monetization proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows. These transactions are uncommitted and thus we cannot assure they will be available as a future source of liquidity.

Derivative Instruments

We enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency. The amounts will fluctuate, depending on exchange rate volatility, the volume of our foreign currency transactions, and our decisions to hedge. At December 31, 2022 and December 31, 2021, we had outstanding foreign currency forward contracts with notional amounts aggregating to $147 million and $349 million, respectively. The total estimated fair value of these contracts and amounts owed associated with closed contracts resulted in an immaterial net asset and net liability as of December 31, 2022 and December 31, 2021, respectively. See “Note 1 – Summary of Significant Accounting Policies” and “Note 12 – Derivative Instruments” for additional information.

Guarantees

Our Exit Notes and 2028 Senior Secured Notes were issued by Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and guaranteed by the Company and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”) and other subsidiary guarantors party thereto.

Our 2030 Senior Notes were originally issued by Weatherford Bermuda and guaranteed by the Company and Weatherford Delaware and other subsidiary guarantors party thereto. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently releases the guarantee of Weatherford Delaware.

Credit Agreement, Letters of Credit and Surety Bonds

We had a senior secured letter of credit agreement dated as of December 13, 2019 (the “LC Agreement”) in an aggregate amount of $215 million maturing on May 29, 2024, which was used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit.

On October 17, 2022, we amended our LC Agreement (as amended and restated, the “Credit Agreement”) to assign the administrative agent role to Wells Fargo Bank National Association and to provide for a $370 million revolving credit agreement, comprised of $280 million for bid and performance letters of credit, and $90 million for revolving loans and bid, performance and financial letters of credit. The current revolving loan capacity is $45 million.

Weatherford International plc – 2022 Form 10-K | 32

Table of Contents    Item 7 | MD&A
The maturity date under the Credit Agreement is October 17, 2026; provided, that if more than $50 million of our Exit Notes are outstanding on such date, the maturity date will be August 30, 2024. The Credit Agreement also has (i) a minimum liquidity covenant of $250 million, (ii) a minimum interest coverage ratio of 2.00 to 1.00 for the testing period ended September 30, 2022 and 2.50 to 1.00 for each testing period thereafter and (iii) a maximum ratio of funded debt (net of unrestricted cash in excess of $400 million) to consolidated adjusted EBITDA of 4.00 to 1.00 for each testing period ending prior to June 30, 2023 and 3.50 to 1.00 for each testing period thereafter. The obligations under the Credit Agreement, as with our prior LC Agreement, are guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and these subsidiaries.

On November 22, 2022, we amended our Credit Agreement to include (i) Weatherford Canada Ltd. as a borrower, and (ii) increased the total commitment to $400 million. On January 6, 2023, we further amended the Credit Agreement to clarify certain definitions related to fees associated with certain letters of credit. The material terms of the Credit Agreement are otherwise unchanged.

At December 31, 2022, we had approximately $195 million in outstanding letters of credit under the Credit Agreement and availability of $160 million.

As of December 31, 2022, we had $395 million of letters of credit outstanding, consisting of the $195 million mentioned above under the Credit Agreement and another $200 million under various uncommitted bi-lateral facilities (of which there was $199 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

In Latin America we utilize surety bonds as part of our customary business practice. As of December 31, 2022, we had $415 million of surety bonds outstanding. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable mitigate the issue.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Consolidated Financial Statements. We prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Long-Lived Assets

Long-lived assets, which include property, plant and equipment (“PP&E”), definite-lived intangibles and operating lease assets, comprise a significant amount of our assets. The carrying value of our long-lived assets at December 31, 2022 and 2021 was approximately $1.5 billion and $1.8 billion, respectively. The cost of the long-lived assets is then amortized over its expected useful life. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived asset groups as follows:

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

Weatherford International plc – 2022 Form 10-K | 33

Table of Contents    Critical Accounting Policies and Estimates
Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances, known as triggering events, indicate that we may not be able to recover the carrying amount of the asset or asset group. Triggering events include, but are not limited to, reduced or expected sustained decreases in cash flows generated by an asset or asset group, negative changes in industry conditions (such as global rig count, commodity prices, and the global economy), a significant change in the long-lived assets’ use or physical condition, the introduction of competing technologies, and legal and regulatory challenges. The Company groups individual assets at the lowest level of identifiable cash flows and, if impairment triggers are present, performs an undiscounted cash flow analysis to identify assets or asset groups that may not be recoverable. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset group, the asset group is not recoverable and impairment is recognized to the extent the carrying amount exceeds the estimated fair value of the asset group. A fair value assessment is performed on assets or asset groups identified as not being recoverable using a discounted cash flow analysis or Level 3 fair value analysis, to determine if an impairment has occurred. The discounted cash flow analysis consists of estimating the future cash flows that are directly associated with, and are expected to arise from, the use and eventual disposition of the asset over its remaining useful life. These estimated discounted cash flows are inherently subjective and includes significant assumptions, specifically the forecasted revenue, forecasted operating margins, and the discount rate assumptions and require estimates based upon historical experience and future expectations. The fair value of the asset or asset group is measured using market prices, or in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset or asset group.

We generally group long-lived assets by product line. We have long-lived assets, such as facilities, utilized by multiple operating divisions that do not have identifiable cash flows and impairment testing for these long-lived assets is based on the consolidated entity. We did not recognize long-lived assets impairments during 2022 and 2021.

During 2020, the unprecedented global economic and industry conditions resulting from the decline in demand and impact from the COVID-19 pandemic were identified as impairment indicators. As a result, we performed quarterly impairment assessments of our asset groups, which include PP&E, definite-lived intangible assets, goodwill and operating lease assets. Based on our impairment tests, we determined the carrying amount of certain long-lived asset groups exceeded their respective fair values and we recognized of long-lived asset impairments as further described in “Note 4 – Goodwill and Long-Lived Assets Impairment”.

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
Weatherford International plc – 2022 Form 10-K | 34

Table of Contents    Critical Accounting Policies and Estimates

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

Valuation Allowance for Deferred Tax Assets

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of near-term future taxable income and various tax planning strategies.

When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to our income tax provision in the period in which the determination is made. The Company concluded it was not able to realize the benefits of all of its deferred tax assets and has established a valuation allowance. Our valuation allowance on our deferred tax assets was $1.3 billion and $1.5 billion as of December 31, 2022 and December 31, 2021, respectively.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, or if earlier, as of the date they were made, and we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under “Part I – Item 1A. Risk Factors”, sets forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

Weatherford International plc – 2022 Form 10-K | 35

Table of Contents    Forward-Looking Statements
•global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict);
•general global economic repercussions related to U.S. and global inflationary pressures and potential recessionary concerns;
•failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to those related to the Russia Ukraine Conflict, and environmental and tax and accounting laws, rules and regulations.
•changes in, and the administration of, treaties, laws, and regulations, including in response to issues related to the Russia Ukraine Conflict and the potential for such issues to exacerbate other risks we face, including those related to the other risks and uncertainties listed or referenced;
•cybersecurity incidents, as our reliance on digital technologies increases, those digital technologies may become more vulnerable and/or experience a higher rate of cybersecurity attacks, intrusions or incidents in the current environment of remote connectivity, as well as increased geopolitical conflicts and tensions, including as a result of the Russia Ukraine Conflict;
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
•potential non-cash asset impairment charges for long-lived assets, intangible assets or other assets; and
•adverse weather conditions in certain regions of our operations

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

Weatherford International plc – 2022 Form 10-K | 36

Table of Contents    Forward-Looking Statements
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information related to market risk is included earlier in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – “Other Expense, Net” and “Derivatives” and later, in the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data, in “Note 1 – Summary of Significant Accounting Policies”, “Note 11 – Fair Value of Financial Instruments, Assets and Other Assets” and “Note 12 – Derivative Instruments”.

Weatherford International plc – 2022 Form 10-K | 37

Table of Contents    Item 8 | Financial Statements and Supplementary Data
Item 8. Financial Statements and Supplementary Data

Weatherford International plc – 2022 Form 10-K | 38

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Weatherford International plc:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Weatherford International plc and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 8, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of impairment triggering events related to certain long-lived assets

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company evaluates long-lived assets, consisting of property, plant and equipment, definite-lived intangible assets, and operating lease right-of use assets, for impairment whenever events or changes in circumstances, known as triggering events, indicate that the carrying amount of an asset or asset group may not be recoverable. The triggering events evaluated by the Company include reduced or expected sustained decreases in cash flows generated by an asset or asset group, negative changes in industry conditions (such as global rig count, commodity prices, and the global economy), a significant change in the long-lived asset’s use or physical condition, the introduction of competing technologies, and legal and regulatory challenges. The carrying value of long-lived assets as of December 31, 2022 was $1.5 billion.

Weatherford International plc – 2022 Form 10-K | 39

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
Houston, Texas
February 8, 2023
Weatherford International plc – 2022 Form 10-K | 40

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Weatherford International plc:

Opinion on Internal Control Over Financial Reporting

We have audited Weatherford International plc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 8, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 8, 2023
Weatherford International plc – 2022 Form 10-K | 41

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars and shares in millions, except per share amounts)	2022	2021	2020
Revenues:
Services	$2,698	$2,353	$2,250
Products	1,633	1,292	1,435
Total Revenues	4,331	3,645	3,685
Costs and Expenses:
Cost of Services	1,688	1,547	1,550
Cost of Products	1,332	1,169	1,257
Research and Development	90	85	97
Selling, General and Administrative	778	738	837
Goodwill and Long-Lived Assets Impairment	—	—	1,053
Restructuring Charges	22	—	206
Other Charges (Credits)	9	(10)	171
Total Costs and Expenses	3,919	3,529	5,171
Operating Income (Loss)	412	116	(1,486)

Other Income (Expense):
Interest Expense, Net	(179)	(260)	(251)
Loss on Extinguishment of Debt and Bond Redemption Premium	(5)	(170)	—
Loss on Termination of ABL Credit Agreement	—	—	(15)
Other Expense, Net	(90)	(29)	(62)
Income (Loss) Before Income Taxes	138	(343)	(1,814)
Income Tax Provision	(87)	(86)	(85)
Net Income (Loss)	51	(429)	(1,899)
Net Income Attributable to Noncontrolling Interests	25	21	22
Net Income (Loss) Attributable to Weatherford	$26	$(450)	$(1,921)

Basic Income (Loss) Per Share Attributable to Weatherford	$0.37	$(6.43)	$(27.44)
Basic Weighted Average Shares Outstanding	71	70	70

Diluted Income (Loss) Per Share Attributable to Weatherford	$0.36	$(6.43)	$(27.44)
Diluted Weighted Average Shares Outstanding	72	70	70

The accompanying notes are an integral part of these consolidated financial statements.
Weatherford International plc – 2022 Form 10-K | 42

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Net Income (Loss)	$51	$(429)	$(1,899)
Foreign Currency Translation	(5)	(5)	(38)
Defined Benefit Pension	18	13	(14)
Other Comprehensive Income (Loss)	13	8	(52)
Comprehensive Income (Loss)	64	(421)	(1,951)
Net Income Attributable to Noncontrolling Interests	25	21	22
Comprehensive Income (Loss) Attributable to Weatherford	$39	$(442)	$(1,973)

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2022 Form 10-K | 43

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and shares in millions, except par value)	2022	2021
Assets:
Cash and Cash Equivalents	$910	$951
Restricted Cash	202	162
Accounts Receivable, Net of Allowance for Credit Losses of $26 at December 31, 2022 and $31 at December 31, 2021	989	825
Inventories, Net	689	670
Other Current Assets	253	303
Total Current Assets	3,043	2,911

Property, Plant and Equipment, Net of Accumulated Depreciation of $773 at December 31, 2022 and $623 at December 31, 2021	918	996
Intangible Assets, Net of Accumulated Amortization of $480 at December 31, 2022 and $328 at December 31, 2021	506	657
Operating Lease Assets	115	113
Other Non-current Assets	138	97
Total Assets	$4,720	$4,774

Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$45	$12
Accounts Payable	460	380
Accrued Salaries and Benefits	367	343
Income Taxes Payable	141	140
Current Portion of Operating Lease Liabilities	44	59
Other Current Liabilities	413	398
Total Current Liabilities	1,470	1,332

Long-term Debt	2,203	2,416
Operating Lease Liabilities	117	128
Other Non-current Liabilities	379	402
Total Liabilities	4,169	4,278

Shareholders’ Equity:
Ordinary Shares - Par value $0.001; Authorized 1,356, Issued and Outstanding 71 at December 31, 2022 and 70 at December 31, 2021	—	—
Capital in Excess of Par Value	2,928	2,904
Retained Deficit	(2,371)	(2,397)
Accumulated Other Comprehensive Loss	(22)	(35)
Weatherford Shareholders’ Equity	535	472
Noncontrolling Interests	16	24
Total Shareholders’ Equity	551	496
Total Liabilities and Shareholders’ Equity	$4,720	$4,774
The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2022 Form 10-K | 44

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2019	$—	$2,897	$(26)	$9	$36	$2,916
Net Income (Loss)	—	—	(1,921)	—	22	(1,899)
Other Comprehensive Loss	—	—	—	(52)	—	(52)
Dividends to Noncontrolling Interests	—	—	—	—	(28)	(28)
Balance at December 31, 2020	$—	$2,897	$(1,947)	$(43)	$30	$937
Net Income (Loss)	—	—	(450)	—	21	(429)
Equity Awards, Granted, Vested and Exercised	—	7	—	—	—	7
Other Comprehensive Income	—	—	—	8	—	8
Dividends to Noncontrolling Interests	—	—	—	—	(27)	(27)
Balance at December 31, 2021	$—	$2,904	$(2,397)	$(35)	$24	$496
Net Income	—	—	26	—	25	51
Equity Awards, Granted, Vested and Exercised	—	18	—	—	—	18
Other Comprehensive Income	—	—	—	13	—	13
Dividends to Noncontrolling Interests	—	—	—	—	(30)	(30)
Other	—	6	—	—	(3)	3
Balance at December 31, 2022	$—	$2,928	$(2,371)	$(22)	$16	$551

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2022 Form 10-K | 45

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Cash Flows From Operating Activities:
Net Income (Loss)	$51	$(429)	$(1,899)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	349	440	503
Bond Redemption Premium and Loss on Extinguishment of Debt and Termination of ABL Credit Agreement	5	170	15
Goodwill and Long-Lived Assets Impairment	—	—	1,053
Inventory Charges	36	62	210
Asset Write-Downs and Other Charges	5	—	60
Employee Share-Based Compensation Expense	25	25	—
Loss (Gain) on Disposition of Assets	(41)	(22)	2
Deferred Income Tax Provision (Benefit)	4	(10)	(5)
Change in Operating Assets and Liabilities, Net:
Accounts Receivable	(193)	(6)	378
Inventories	(56)	(18)	64
Accounts Payable	84	56	(250)
Other Assets and Liabilities, Net	80	54	79
Net Cash Provided by Operating Activities	$349	$322	$210
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	$(132)	$(85)	$(154)
Proceeds from Divestiture of Businesses and Investments	—	—	11
Proceeds from Disposition of Assets	82	41	22
Proceeds from Bond Maturities	—	—	50
Other Investing Activities	(4)	(39)	(4)
Net Cash Used in Investing Activities	$(54)	$(83)	$(75)
Cash Flows From Financing Activities:
Borrowings of Long-term Debt	$—	$2,073	$453
Repayments of Long-term Debt	(198)	(2,313)	(9)
Bond Redemption Premium	(5)	(131)	—
Repayments of Short-term Debt, Net	—	(4)	(27)
Deferred Consideration Payment	—	—	(24)
Dividends to Noncontrolling Interests	(30)	(21)	(28)
Other Financing Activities	(15)	(7)	(17)
Net Cash Provided by (Used in) Financing Activities	$(248)	$(403)	$348
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(48)	(8)	2
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(1)	(172)	485
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,113	1,285	800
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,112	$1,113	$1,285
Supplemental Cash Flow Information
Interest Paid	$220	$269	$232
Income Taxes Paid, Net of Refunds	$86	$62	$79

 The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2022 Form 10-K | 46

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – Summary of Significant Accounting Policies

Organization and Nature of Operations

Weatherford International plc (“Weatherford Ireland”), an Irish public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a multinational energy services company. Weatherford is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil, geothermal and natural gas wells. We operate in approximately 75 countries and have service and sales locations in oil and natural gas producing regions globally. Many of our businesses, have been operating for more than 50 years.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Exchange Act for annual financial information. We consolidate all wholly owned subsidiaries and controlled joint ventures and eliminate intercompany balances in consolidation.

Certain reclassifications have been made to the financial statements and accompanying footnotes to conform to the Company’s current period presentation.

Emergence from Bankruptcy

On July 1, 2019, we filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. On December 13, 2019 (“Effective Date”), after all conditions to effectiveness were satisfied, we emerged from bankruptcy after successfully completing the reorganization.

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

Restricted Cash

Our restricted cash balance of $202 million at December 31, 2022 and $162 million at December 31, 2021 primarily includes cash collateral for certain of our letters of credit facilities.

Weatherford International plc – 2022 Form 10-K | 47

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Allowance for Credit Losses on Accounts Receivables

We establish an allowance for credit losses based on various factors, including historical experience, current conditions and environments in which our customers operate, the aging status and reasonable and supportable forecasts. The determination of the collectability requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness, as well as consideration of the overall business and political climate in which our customers operate. Our customer base has generally similar collectability risk characteristics, although risk profiles can vary between larger independent customers and state-owned customers, which may have a lower risk than smaller independent customers. Past due balances over 365 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Major Customers and Credit Risk

Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform periodic credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain allowances for credit losses. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of cash, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of our international sales are to large international or national oil companies and these sales may result in a concentration of receivables from such companies.

As of December 31, 2022, accounts receivable in Mexico and the U.S. accounted for 21% and 12%, respectively, of our total net outstanding account receivables. Consistent with prior periods, although we have experienced delay of payments in Mexico, the balances due are not in dispute and we do not expect to have any material write-offs of receivables in the country. No other country accounted for more than 10% of our net outstanding accounts receivables balance. For the years ended December 31, 2022, 2021 and 2020, no individual customer accounted for more than 10% of our consolidated revenues.

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

Property, Plant and Equipment (“PP&E”)

PP&E is both owned and under finance leases. Owned PP&E are initially stated at cost and finance leases are initially stated at the present value of lease payments. Both are depreciated on straight-line basis over its estimated useful life. Subsequently, PP&E is measured at cost less accumulated depreciation and adjusted for impairment, when applicable. The carrying values are based on our estimates and judgments relative to capitalized costs, useful lives and salvage value, where applicable. We expense maintenance and repairs as incurred and capitalize expenditures for improvements as well as renewals and replacements that extend the useful life of the asset.

The estimated useful lives of our major classes of PP&E are as follows:

Major Classes of Property, Plant and Equipment	PP&E Estimated Useful Lives
Buildings and leasehold improvements	10 – 40 years or lease term
Rental and service equipment	3 – 10 years
Machinery and other	2 – 12 years

Weatherford International plc – 2022 Form 10-K | 48

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Intangible Assets

Our identifiable intangible assets include developed and acquired technologies and our trade names, amortized on a straight-line basis over their estimated economic lives, generally ranging from 5 years (developed and acquired technologies) to 10 years (trade names). As many areas of our business rely on patents and proprietary technology, we seek patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. We capitalize patent defense costs when we determine that a successful defense is probable.

Leases

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

Operating lease assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date and include related options to extend or terminate lease terms that are reasonably certain of being exercise. We determine if an arrangement is classified as a lease at its inception. As most of our leases do not provide an implicit rate of return, on a quarterly basis, we use our incremental borrowing rate, together with the lease term information available at commencement date of the lease, in determining the present value of lease payments.

Long-Lived Assets Impairment

Long-lived assets, consisting of PP&E, operating lease assets and intangible assets, to be held and used are reviewed to determine whether any events or changes in circumstances, known as triggering events, indicate that we may not be able to recover the carrying amount of the asset or asset group. Triggering events include, but are not limited to, reduced or expected sustained decreases in cash flows generated by an asset group, negative changes in industry conditions (such as global rig count, commodity prices, and the global economy), a significant change in the long-lived asset’s use or physical condition, the introduction of competing technologies, and legal and regulatory challenges. The Company groups individual assets at the lowest level of identifiable cash flows and, if impairment triggers are present, performs an undiscounted cash flow analysis to identify assets or asset groups that may not be recoverable. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset group, impairment is recognized to the extent the carrying amount exceeds the estimated fair value of the asset group, as determined by a discounted cash flow analysis

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Derivative Financial Instruments

We enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency. The amounts will fluctuate, depending on exchange rate volatility, the volume of our foreign currency transactions, and our decisions to hedge. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged at maturity are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates. Our foreign currency derivatives are not designated as hedging instruments under Accounting Standards Codification “ASC” 815 Derivatives and Hedging, and the changes in fair value of the contracts are recorded in each period in “Other Expense, Net” on the accompanying Consolidated Statements of Operations. We record derivative instruments on the balance sheet at their fair value as either assets or liabilities. See “Note 12 – Derivative Instruments” for additional information.

We monitor the creditworthiness of our counterparties, which are multinational commercial banks. The fair values of all our outstanding derivative instruments are determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
Weatherford International plc – 2022 Form 10-K | 49

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

Foreign Currency

Results of operations for our foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities translated using the exchange rates in effect at the balance sheet dates are included in “Accumulated Other Comprehensive Loss” on the accompanying Consolidated Statements of Shareholders' Equity.

For our subsidiaries with a functional currency that differs from the currency of their balances and transactions, inventories, PP&E and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured into the functional currency using historical exchange rates. All monetary assets and liabilities are remeasured into the functional currency at current exchange rates. Remeasurement gains and losses are recognized during the period incurred and recognized in “Other Expense, Net” on the accompanying Consolidated Statements of Operations.

Share-Based Compensation

We account for equity-classified share-based payment awards, including restricted share unit and performance unit awards by recognizing the grant date fair value as an expense, net of forfeitures, over the service period, which is usually the vesting period. For those share-based awards that are settled in cash and recorded as a liability, such as phantom restricted share units, the fair value and associated expense is adjusted when the published price of our stock changes. We record shared-based compensation in “Selling, General and Administrative” on the accompanying Consolidated Statements of Operations.

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

Revenue Recognition

We account for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all of the related amendments, collectively referred to as “Topic 606”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenue is derived from short-term contracts. Our products and services are generally sold based upon purchase orders, contracts or other legally enforceable arrangements with our customers that include fixed or determinable prices but do not generally include right of return provisions or other significant post-delivery obligations.

If the terms of a service contract give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date, revenues are recognized over time at the amount to which we have the right to invoice. For certain long-term contracts, our revenue is recognized for services over time as the services are rendered and we utilize an output method such as time elapsed or footage drilled, which coincides with how customers receive the benefit.

We lease drilling tools, artificial lift pumping equipment and other unmanned equipment to customers as operating leases. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. Equipment rental revenues are recognized under ASU No. 2016-02, Leases (Topic 842) and are recorded within “Services Revenue” on the accompanying Consolidated Statements of Operations.

Weatherford International plc – 2022 Form 10-K | 50

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Contract Balances

The timing of revenue recognition, billings and cash collections results in billed and unbilled accounts receivable (included in “Accounts Receivable, Net”), contract assets (included in “Other Current Assets” and “Other Non-Current Assets”), and contract liabilities (included in “Other Current Liabilities”) on our Consolidated Balance Sheets. We recognize receivables for work completed on service contracts but not billed in which the rights to consideration are conditional as contract assets. We recognize contract liabilities when consideration is received in advance of the recognition of revenue.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

We generally bill our sales of products and services upon completion of the performance obligation. Product sales are billed and recognized when control passes to the customer. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications. Our payment terms vary by the type and location of our customer and the products or services offered. For certain products or services and customer types, we require payment before the products or services are delivered to the customer and record as a contract liability. We defer revenue recognition on such payments until the products or services are delivered to the customer.

Revenue is occasionally generated from contracts that include multiple performance obligations. We account for individual products and services separately if they are distinct and the product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration, including any discounts, is allocated between separate products and services based on their standalone selling prices. The standalone selling prices are determined based on the prices at which we separately sell our products and services. For items not sold separately (e.g. term software licenses in our Completion and Production product line), we estimate standalone selling prices using the adjusted market assessment approach. Costs of relocating equipment without contracts are expensed as incurred.

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

Weatherford International plc – 2022 Form 10-K | 51

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
2 – Segment Information

The Company's chief operating decision maker (“CODM”), our chief executive officer, regularly reviews information to make operating decisions, allocate resources and assess performance of the business. The CODM regularly reviews information aligned with how we offer our services and technologies in relation to the well life cycle as reflected in our reportable segments. All of our segments are enabled by a suite of digital monitoring, control and optimization solutions using advanced analytics to provide safe, reliable and efficient solutions throughout the well life cycle, including responsible abandonment. We have three reportable segments: (1) Drilling and Evaluation (2) Well Construction and Completions, and (3) Production and Intervention.

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

Production and Intervention (“PRI”) offers a suite of reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in conventional and unconventional wells, deep water, and aging reservoirs. The primary offerings are intervention services & drilling tools, artificial lift, digital solutions (previously production automation & software), sub-sea intervention and pressure pumping services in select markets.

Total revenues are from external customers and segment revenues are specific to our three reportable segments and all other revenues are specific to our non-operating segment revenues. Revenues are further described in “Note 3 – Revenues.”

Our primary measure of segment profitability is segment adjusted EBITDA, which is based on segment earnings before interest, taxes, depreciation, amortization, share-based compensation expense and other adjustments. Research and development expenses are included in segment adjusted EBITDA. Corporate and other includes business activities (profit and loss), corporate and other expenses (overhead support and centrally managed or shared facilities costs) that do not individually meet the criteria for segment reporting.

Weatherford International plc – 2022 Form 10-K | 52

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Revenues:
Drilling and Evaluation	$1,328	$1,066	$1,044
Well Construction and Completions	1,521	1,353	1,414
Production and Intervention	1,395	1,127	1,106
Segment Revenues	4,244	3,546	3,564
All Other	87	99	121
Total Revenues	$4,331	$3,645	$3,685

Segment Adjusted EBITDA:
Drilling and Evaluation	$324	$186	$132
Well Construction and Completions	299	256	273
Production and Intervention	261	191	154
Segment Adjusted EBITDA	$884	$633	$559
Corporate and Other	(67)	(62)	(100)
Depreciation and Amortization	(349)	(440)	(503)
Share-based Compensation Expense (a)	(25)	(25)	—

Other Adjustments (b) :
Long-Lived and Other Asset Impairment	$—	$—	$(1,053)
Restructuring Charges	(22)	—	(206)
Other (Charges) Credits	(9)	10	(183)
Other Adjustments	$(31)	$10	$(1,442)
Operating Income (Loss)	$412	$116	$(1,486)
(a)See “Note 15 – Share-Based Compensation” for additional information.
(b)See “Note 4 – Goodwill and Long-Lived Assets Impairment” and “Note 5 – Restructuring Charges” for
additional information. During 2020, segment adjusted EBITDA for Well Construction and Completions included a $12 million gain on sale of operational assets otherwise shown as part of “Other Charges (Credits)” on the accompanying Consolidated Statements of Operations.

Weatherford International plc – 2022 Form 10-K | 53

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Depreciation and Amortization:
Drilling and Evaluation	$112	$164	$183
Well Construction and Completions	99	123	151
Production and Intervention	86	102	112
Corporate and Other	52	51	57
Total Depreciation and Amortization	$349	$440	$503

Capital Expenditures:
Drilling and Evaluation	$54	$18	$27
Well Construction and Completions	35	18	23
Production and Intervention	32	36	73
Corporate and Other	11	13	31
Total Capital Expenditures	$132	$85	$154

	December 31,
(Dollars in millions)	2022	2021
Total Assets:
Drilling and Evaluation	$713	$783
Well Construction and Completions	993	974
Production and Intervention	729	686
Total Reportable Segment Assets	2,435	2,443
Corporate and Other (a)	2,285	2,331
Total	$4,720	$4,774
(a) Corporate and other assets primarily include cash and cash equivalents, certain intangible assets, and centrally managed or shared facilities.

PP&E, Net and Operating Lease Assets by Geographic Area

As of December 31, 2022 and 2021 the U.S. accounted for 22% and 23%, respectively, of our PP&E, Net and operating lease assets identifiable by geography. No other country accounted for more than 10% of our PP&E, Net and operating lease assets identifiable by geography as of December 31, 2022 and 2021. We had no PP&E, Net and operating lease assets in our country of domicile (Ireland) as of December 31, 2022 and 2021.

	December 31,
(Dollars in millions)	2022	2021
North America (a)	$246	$269
Latin America	176	163
Middle East/North Africa/Asia	354	385
Europe/Sub-Sahara Africa/Russia	239	267
PP&E, Net and Operating Lease Assets by Geography (b)	$1,015	$1,084
(a) North America consists of the U.S. and Canada.
(b) Corporate assets not allocated by geography are excluded from this total.

Weatherford International plc – 2022 Form 10-K | 54

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
3 – Revenues

Disaggregated Revenues

For additional details on our revenue recognition policies see “Note 1 – Summary of Significant Accounting Policies”.

The following tables disaggregate our revenues from contracts with customers by geographic region and includes equipment rental revenues. Equipment rental revenues were $146 million, $131 million and $150 million in 2022, 2021 and 2020, respectively.

The U.S. accounted for 20%, 19% and 20% of revenues in 2022, 2021 and 2020, respectively. No other country accounted for more than 10% of our revenue in 2022, 2021 and 2020. We had no revenue in our country of domicile (Ireland) in 2022, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Revenues by Geographic Areas:
North America (a)	$1,104	$896	$889
Latin America	1,062	814	697
Europe/Sub-Sahara Africa/Russia	764	737	747
Middle East/North Africa/Asia	1,401	1,198	1,352
Total Revenues	$4,331	$3,645	$3,685
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings and cash collections result in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of December 31, 2022 and December 31, 2021:

	December 31,
(Dollars in millions)	2022	2021
Receivables for Product and Services in Accounts Receivable, Net	$954	$795
Receivables for Equipment Rentals in Account Receivable, Net	$35	$30
Accounts Receivable, Net of Allowance for Credit Losses of $26 at December 31, 2022 and $31 at December 31, 2021 (a)	$989	$825

Contract Assets in Other Current Assets	$39	$47
Contract Assets in Other Non-Current Assets	$21	$14
Contract Liabilities in Other Current Liabilities (b)	$54	$45
(a)The change in allowance for credit losses includes charges offset primarily by recoveries and write-offs. The credit loss charges were $10 million, $30 million and $32 million during 2022, 2021 and 2020, respectively. Offsets to allowance for credit losses were primarily recoveries and write-offs of $15 million, $31 million and nil during 2022, 2021 and 2020, respectively.
(b)Revenues recognized during the year ended December 31, 2022 and 2021 that were included in the contract liabilities balance at the beginning of each year were approximately $39 million and $35 million, respectively.
Weatherford International plc – 2022 Form 10-K | 55

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
4 – Goodwill and Long-Lived Assets Impairment

Goodwill and Long-Lived Assets Impairment

We recorded the following in “Goodwill and Long-Lived Assets Impairment” on the accompanying Consolidated Statements of Operations:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Long-lived Assets Impairment	$—	$—	$814
Goodwill Impairment	—	—	239
Total Goodwill and Long-lived Assets Impairment	$—	$—	$1,053

Goodwill Impairment

As of December 31, 2020, we no longer carry goodwill on the Consolidated Balance Sheets.

During 2020, based on our interim goodwill impairment assessments, we determined the fair value of our reporting units were less than their carrying values, and recognized goodwill impairment charges to fully impair our goodwill of $239 million (also the cumulative impairment loss). We identified impairment indicators that triggered quantitative goodwill assessments. The fair values of our reporting units were determined using a combination of the income approach and the market approach for comparable companies in our industry, a Level 3 fair value analysis. Determining the fair value of the reporting units required management to develop significant judgments, including estimating and discounting future cash flows by reporting unit, specifically forecasted revenue, forecasted operating margins and discount rates.

Long-Lived Assets Impairment

We did not recognize long-lived assets impairments during 2022 or 2021.

During 2020, the global economic and industry conditions resulting from the decline in demand and impact from the COVID-19 pandemic were identified as impairment indicators. As a result, we performed interim impairment assessments of our property, plant and equipment, definite-lived intangible assets, and operating lease assets with the assistance of a third-party valuation advisor. We determined the carrying amount of certain long-lived assets exceeded their respective fair values and recognized $814 million of long-lived asset impairments as summarized by asset class and segment in the table below, which was included in “Goodwill and Long-Lived Assets Impairment” on the Consolidated Statements of Operations.

The fair values of our long-lived assets were determined using discounted cash flows under the income approach, a Level 3 fair value analysis. The income approach required significant assumptions to determine the fair value of an asset or asset group including the estimated discounted future cash flows, forecasted revenues and operating margins and the discount rate.

Long-Lived Assets Impairment by Asset Class and Segment
	Year Ended December 31, 2020
(Dollars in millions)	DRE	WCC	PRI	All Other	Total
Property, Plant and Equipment	$195	$126	$232	$18	$571
Intangible Assets	76	39	40	—	155
Operating Lease Assets	14	20	54	—	88
Long-lived Assets Impairment	$285	$185	$326	$18	$814

Weatherford International plc – 2022 Form 10-K | 56

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
5 – Restructuring Charges

During 2022, “Restructuring Charges” on the accompanying Consolidated Statements of Operations were primarily related to the launch of a multi-year footprint consolidation and workforce efficiency initiative aimed at improving fulfillment operations. No restructuring charges were recognized in 2021. During 2020, our restructuring charges included workforce reductions, organization restructurings, facility consolidations and other cost reduction measures and efficiency initiatives targeted to better align with activity levels at the time.

Restructuring liabilities were $25 million and $17 million as of December 31, 2022 and 2021, respectively, of which $16 million and $12 million are recorded in “Other Current Liabilities” and $9 million and $5 million in “Other Non-current Liabilities” as of December 31, 2022 and 2021, respectively, on the accompanying Consolidated Balance Sheets. The change in liabilities include restructuring charges, primarily offset by cash payments.

The following table presents restructuring charges by type (including asset related charges) and by segment (and corporate and other) for following periods:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Severance Charges	$14	$—	$132
Facility Exit Charges	8	—	10
Inventory Charges(a)	—	—	15
Property, Plant and Equipment(a)	—	—	40
Operating Lease and Other Assets(a)	—	—	9
Total Restructuring Charges	$22	$—	$206
(a) Asset write-downs included in restructuring charges.

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Drilling and Evaluation	$5	$—	$35
Well Construction and Completions	7	—	60
Production and Intervention	5	—	52
Corporate and Other	5	—	59
Total Restructuring Charges	$22	$—	$206

Weatherford International plc – 2022 Form 10-K | 57

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
6 – Inventories, Net

Inventories, net of reserves of $129 million and $159 million as of December 31, 2022 and December 31, 2021, respectively, by category were as follows:

	December 31,
(Dollars in millions)	2022	2021
Finished Goods	$601	$595
Work in Process and Raw Materials, Components and Supplies	88	75
Inventories, Net	$689	$670

The change in inventory reserves includes the inventory charges below, primarily offset by the disposal of inventory previously reserved.

Inventory charges were recognized in the following captions on our Consolidated Statements of Operations:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Inventory Charges in “Cost of Products”	$32	$55	$57
Inventory Charges in “Restructuring Charges”	—	—	15
Inventory Charges in “Other Charges (Credits)”	4	7	138
Total Inventory Charges (a)	$36	$62	$210
(a)Inventory charges in 2020 were additionally driven by the impact of the COVID-19 pandemic.

7 – Property, Plant and Equipment, Net

Property, plant and equipment, net was composed of the following:

	December 31,
(Dollars in millions)	2022	2021
Land, Buildings and Leasehold Improvements	$476	$484
Rental and Service Equipment	983	902
Machinery and Other	232	233
Property, Plant and Equipment, Gross	1,691	1,619
Less: Accumulated Depreciation	773	623
Property, Plant and Equipment, Net	$918	$996

Depreciation expense was $194 million, $284 million and $340 million in 2022, 2021 and 2020. See discussion at “Note 4 – Goodwill and Long-Lived Assets Impairment” for impairment recognized in 2020.

Weatherford International plc – 2022 Form 10-K | 58

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
8 – Intangible Assets, Net

The components of intangible assets, net were as follows:

	December 31, 2022
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$591	$(359)	$232
Trade Names	395	(121)	274
Intangible Assets, Net	$986	$(480)	$506

	December 31, 2021
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$590	$(247)	$343
Trade Names	395	(81)	314
Intangible Assets, Net	$985	$(328)	$657

Amortization expense was $155 million, $156 million and $163 million in 2022, 2021, and 2020, respectively. Based on the carrying value of intangible assets at December 31, 2022, amortization expense for the subsequent five years is estimated as follows (dollars in millions):

Period	Amount
2023	$157
2024	146
2025	42
2026	41
2027	41

Weatherford International plc – 2022 Form 10-K | 59

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
9 – Leases

The following table presents our lease expense components:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Lease Expense Components:
Operating Lease Expense	$57	$61	$76
Short-term and Variable Lease Expense	90	65	63
Subtotal of Operating Lease Expense	$147	$126	$139
Finance Lease Expense: Amortization of Assets and Interest on Lease Liabilities	18	16	15
Sublease Income	(3)	(4)	(6)
Total Lease Expense	$162	$138	$148

Future commitments under operating and finance leases are as follows:

	Operating	Finance
(Dollars in millions)	Leases	Leases
Maturity of Lease Liabilities as of December 31, 2022:
2023	$55	$18
2024	38	16
2025	31	14
2026	24	13
2027	16	3
After 2027	91	1
Total Lease Payments	255	65
Less: Interest	(94)	(10)
Present Value of Lease Liabilities	$161	$55

Weatherford International plc – 2022 Form 10-K | 60

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Years Ended
(Dollars in millions except years and percentages)	12/31/2022	12/31/2021	12/31/2020
Other Supplemental Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$80	$89	$101
Operating cash outflows from finance leases	$5	$5	$5
Financing cash outflows from finance leases	$16	$13	$9

Assets obtained in exchange for:
Operating leases	$50	$23	$37
Finance leases	$18	$6	$4

Weighted-average remaining lease term (years)
Operating leases	8.8	8.9	8.1
Finance leases	3.9	4.8	5.9

Weighted-average discount rate (percentages)
Operating leases	9.1%	9.6%	9.6%
Finance leases	8.5%	8.9%	9.1%

Weatherford International plc – 2022 Form 10-K | 61

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
10 – Borrowings and Other Debt Obligations

Total debt carrying values consisted of the following:

	December 31,
(Dollars in millions)	2022	2021
Current portion of 6.5% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	$11	$—
Current portion of 11.00% Exit Notes due 2024 “Exit Notes”	20	—
Finance Lease Current Portion	14	12
Short-term Borrowings and Current Portion of Long-term Debt	$45	$12

8.625% Senior Notes due 2030 “2030 Senior Notes”	$1,586	$1,584
6.5% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	471	488
11.00% Exit Notes due 2024 “Exit Notes”	105	300
Finance Lease Long-term Portion	41	44
Long-term Debt	$2,203	$2,416

Our Exit Notes and 2028 Senior Secured Notes were issued by Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and guaranteed by the Company and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”) and other subsidiary guarantors party thereto.

Our 2030 Senior Notes were originally issued by Weatherford Bermuda and guaranteed by the Company and Weatherford Delaware and other subsidiary guarantors party thereto. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently releases the guarantee of Weatherford Delaware.

The bond redemption premiums and noncash loss on extinguishment of debt related to the unamortized debt issuance costs described in the following paragraphs are presented as “Loss on Extinguishment of Debt and Bond Redemption Premium” on the Consolidated Statements of Operations. Additionally, debt issuance costs described in the following paragraphs reduce the carrying amount of the debt liability and are recognized using the effective interest rate method over the term of the debt in “Interest Expense, Net” on our Consolidated Financial Statements.

Exit Notes

On December 13, 2019, we issued unsecured 11.00% Exit Notes due in 2024 for an aggregate principal amount of $2.1 billion. Interest on the Exit Notes accrues at the rate of 11.00% per annum and is payable semiannually on June 1 and December 1 and commenced June 1, 2020. Proceeds from the issuance were reduced by debt issuance costs.

On October 20, 2021, we redeemed $200 million in principal amount and paid related accrued interest of $8 million along with a bond redemption premium of $6 million. On October 27, 2021, we redeemed $1.6 billion in principal and paid related accrued interest of $71 million along with a bond redemption premium of $103 million and recognized a $2 million noncash loss on extinguishment of debt related to the unamortized debt issuance costs. This redemption used net proceeds from our issuance of $1.6 billion of 2030 Senior Notes (defined below) and cash on hand.

On August 10, 2022 and November 17, 2022, we redeemed $50 million and $125 million, respectively, in principal amount and paid the related accrued interest along with a bond redemption premium of $5 million. During the fourth quarter of 2022, we elected to redeem an additional $20 million and present this amount as “Short-term Borrowings and Current Portion of Long-term Debt” on the Consolidated Financial Statements as of December 31, 2022. At December 31, 2022, the carrying value of $125 million represents the total remaining unpaid principal. Subsequent to year-end, in January 2023, we redeemed the $20 million in principal in short-term and paid related accrued interest along with a bond redemption premium.

Weatherford International plc – 2022 Form 10-K | 62

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
2024 Senior Secured Notes

On August 28, 2020, we entered into an indenture and issued the 8.75% Senior Secured Notes for an aggregate principal amount of $500 million maturing September 1, 2024 (the “2024 Senior Secured Notes”). Interest accrued at the rate of 8.75% per annum and was payable semiannually on March 1 and September 1, and commenced March 1, 2021. Proceeds from the issuance were reduced by debt issuance costs, and include a purchase commitment discount of $25 million and a commitment fee of $15 million.

On September 30, 2021, we repaid the principal amount outstanding on our 2024 Senior Secured Notes and accrued interest with proceeds from the issuance of the 2028 Senior Secured Notes described below and cash on hand. In addition, we paid and recognized a $22 million bond redemption premium and recognized a $37 million noncash loss on extinguishment of debt related to the unamortized debt issuance costs and discount.

2028 Senior Secured Notes

On September 30, 2021, we issued 6.5% Senior Secured Notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest accrues at the rate of 6.5% per annum and is payable semiannually on September 15 and March 15 of each year, and commenced March 15, 2022. Proceeds from the issuance were reduced by debt issuance costs. The 2028 Senior Secured Notes and the related guarantees are secured by substantially all of the assets and properties of the Company and the other guarantors (on an effectively first-priority basis with respect to the priority collateral for the 2028 Senior Secured Notes, and on an effectively second-priority basis with respect to the priority collateral for the senior secured letter of credit agreement (now the “Credit Agreement”), in each case, subject to permitted liens).

During the fourth quarter of 2022, we elected to repurchase $8 million in principal amount of our 2028 Senior Secured Notes. Subsequent to year-end, in January 2023, we repurchased an additional $11 million in principal amount of our 2028 Senior Secured Notes.

2030 Senior Notes

On October 27, 2021, we issued 8.625% Senior Notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest accrues at the rate of 8.625% per annum and is payable semiannually on June 1 and December 1 of each year, and commenced June 1, 2022.

On December 1, 2022, we modified our 2030 Senior Notes, as described earlier.

Credit Agreement

We had a senior secured letter of credit agreement dated as of December 13, 2019 (the “LC Agreement’) in an aggregate amount of $215 million maturing on May 29, 2024, which is used by the Company and certain of its subsidiaries for the issuance of bid and performance letters of credit.

On October 17, 2022, we amended our LC Agreement (as amended and restated, the “Credit Agreement”) to assign the administrative agent role to Wells Fargo Bank National Association and to provide for a $370 million revolving credit agreement, comprised of $280 million for bid and performance letters of credit, and $90 million for revolving loans and bid, performance and financial letters of credit. The current revolving loan capacity is $45 million.

The maturity date under the Credit Agreement is October 17, 2026 provided, that if more than $50 million of our Exit Notes are outstanding on such date, the maturity date will be August 30, 2024. The Credit Agreement also has (i) a minimum liquidity covenant of $250 million, (ii) a minimum interest coverage ratio of 2.00 to 1.00 for the testing period ended September 30, 2022 and 2.50 to 1.00 for each testing period thereafter and (iii) a maximum ratio of funded debt (net of unrestricted cash in excess of $400 million) to consolidated adjusted EBITDA of 4.00 to 1.00 for each testing period ending prior to June 30, 2023 and 3.50 to 1.00 for each testing period thereafter. The obligations under the Credit Agreement, as with our prior LC Agreement, are guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and these subsidiaries.

Weatherford International plc – 2022 Form 10-K | 63

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
On November 22, 2022, we amended our Credit Agreement to include (i) Weatherford Canada Ltd. as a borrower, and (ii) increased the total commitment to $400 million. On January 6, 2023, we further amended the Credit Agreement to clarify certain definitions related to fees associated with certain letters of credit. The material terms of the Credit Agreement are otherwise unchanged.

At December 31, 2022, we had approximately $195 million in outstanding letters of credit under the Credit Agreement and availability of $160 million.

As of December 31, 2022, we had $395 million of letters of credit outstanding, consisting of the $195 million mentioned above under the Credit Agreement and another $200 million under various uncommitted bi-lateral facilities (of which there was $199 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

ABL Credit Agreement

On the Effective Date, the Company entered into a senior secured asset-based lending agreement (the “ABL Credit Agreement”) in an aggregate amount of $450 million with the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent. On August 28, 2020, we terminated the ABL Credit Agreement and recorded $15 million of unamortized deferred debt issuance costs in “Loss on Termination of ABL Credit Agreement” on our Consolidated Statements of Operations.

Covenants for the Exit Notes, 2028 Senior Secured Notes, 2030 Senior Notes and Credit Agreement

The indentures governing the Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes contain covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to: incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; sell stock of our subsidiaries; transfer or sell assets; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. The Company is subject to a $250 million minimum liquidity covenant and minimum interest coverage ratio and maximum ratio of funded debt as noted above under our latest amended Credit Agreement as defined in the applicable documents.

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

The following is a summary of scheduled debt maturities by year:

(Dollars in millions)
2023	$45
2024	118
2025	13
2026	12
2027	3
Thereafter	2,081
Total Debt Maturities	$2,272
Unamortized Debt Issuance and Discount	$(24)
Total Debt Carrying Value	$2,248

Weatherford International plc – 2022 Form 10-K | 64

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
11 – Fair Value of Financial Instruments, Assets and Other Assets

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The fair values of our derivative instruments (see “Note 12 – Derivative Instruments”) and warrants (see “Note 16 – Shareholders’ Equity”), are both Level 2 valuations.

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying values of these financial instruments (excluding long-term debt) approximate their fair value due to their short maturities.

The fair value of our long-term debt fluctuates with changes in applicable interest rates among other factors. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued and will be less than the carrying value when the current market interest rate is greater than the interest rate at which the debt was originally issued. The fair value of our long-term debt (excluding Finance Leases) in the following table is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets.

	December 31, 2022		December 31, 2021
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
11.00% Exit Notes due 2024	$125	$128	$300	$311
6.5% Senior Secured Notes due 2028	482	482	488	528
8.625% Senior Notes due 2030	1,586	1,544	1,584	1,660
Long-Term Debt (excluding Finance Leases)	$2,193	$2,154	$2,372	$2,499

Non-recurring Fair Value Measurements

See discussion at “Note 4 – Goodwill and Long-Lived Assets Impairment” and “Note 6 – Inventories, Net”.

12 – Derivative Instruments

We enter into contracts to hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2022 and December 31, 2021, we had outstanding foreign currency forward contracts with notional amounts aggregating to $147 million and $349 million, respectively.

The changes in fair value of the contracts are recorded in each period in “Other Expense, Net” on the accompanying Consolidated Statements of Operations.

Weatherford International plc – 2022 Form 10-K | 65

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
13 – Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $18 million, $16 million and $13 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We have defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. Net periodic benefit cost related to these plans totaled $4 million, $4 million, and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The projected benefit obligations on a consolidated basis were $121 million and $207 million as of December 31, 2022 and December 31, 2021, respectively. The decrease year over year is due primarily to actuarial gains as a result of increased discount rates. The fair values of plan assets on a consolidated basis (determined primarily using Level 2 inputs) were $97 million and $160 million as of December 31, 2022 and December 31, 2021, respectively. The decrease year over year is due primarily to investment losses. As of December 31, 2022, the net underfunded obligation consisted of $15 million of funded obligations recorded to “Other Non-current Assets” and $39 million of underfunded obligations substantially all recorded to “Other Non-current Liabilities” on our Consolidated Balance Sheets. As of December 31, 2021, the net underfunded obligation consisted of $16 million of funded obligations recorded to “Other Non-current Assets” and $63 million of underfunded obligations substantially all recorded to “Other Non-current Liabilities” on our Consolidated Balance Sheets. Additionally, the consolidated pre-tax amount in accumulated other comprehensive income (loss) as of December 31, 2022 and 2021, that has not yet been recognized as a component of net periodic benefit cost was a net gain of $19 million and net gain of $1 million, respectively. As mentioned above, increased discount rates were the primary driver of the overall gain in 2022.

The weighted average assumption rates used for benefit obligations were as follows:

Year Ended December 31,
	2022	2021
Discount rate:
United States Plans	4.75% - 5.00%	2.00% - 2.75%
International Plans	2.84% - 13.62%	0.85% - 8.47%
Rate of Compensation Increase:
United States Plans	—	—
International Plans	2.00% - 7.22%	2.00% - 4.77%

During each of the years ended December 31, 2022, 2021 and 2020, we made contributions and paid direct benefits of $5 million in connection with our defined benefit pension and other post-retirement benefit plans. In 2023, we expect to fund approximately $5 million related to those plans.

Weatherford International plc – 2022 Form 10-K | 66

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
14 – Disputes, Litigation and Legal Contingencies

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 were $41 million and $40 million, respectively.

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
Weatherford International plc – 2022 Form 10-K | 67

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
15 – Share-Based Compensation

Share-Based Plan

The Weatherford International plc Third Amended and Restated 2019 Equity Incentive Plan, (“2019 Equity Plan”) authorizes the issuance of 8.6 million shares of common stock by the Compensation and Human Resources Committee of our Board of Directors in the form of options, share appreciation rights, restricted share awards, restricted share units (“RSUs”), performance-based restricted share units (“PSUs”), Phantom restricted share units (“Phantom RSUs”) and other share-based and performance-based awards to any employee, consultant, or non-employee director (“Grantees”). The provisions of each award vary based on the type of award granted. Awards made under the 2019 Equity Plan vest and settle in shares of newly issued common stock or cash. As of December 31, 2022, there were 3.3 million shares available for future grants.

Share-Based Compensation Expense

Share-based compensation expense was $25 million each for the years ended December 31, 2022 and 2021 and immaterial for 2020. Due to valuation allowances in the taxing jurisdictions of our Grantees, there is no related tax impact for each of the periods presented.

Share-Based Award

The Company has granted RSUs, PSUs, and Phantom RSUs under the 2019 Equity Plan. All awards require continued employment and generally vest over a one to three year vesting period. The Grantees do not have the rights of a shareholder under these awards until such date as the shares are issued.

RSUs vest based on continued employment. The fair value of RSUs is determined based on the closing price of our shares on the date of grant. The total fair value, less forfeitures, is expensed over the vesting period. The weighted-average grant date fair value per unit (“WAGD FV”) of RSUs granted during 2022, 2021 and 2020 was $30.90, $6.54 and $3.37, respectively. The fair value of RSUs vested during 2022, 2021 and 2020 was $18 million, $2 million and immaterial, respectively. Cash used to settle RSUs in 2022 was $2 million. Cash was not used for 2021 or 2020. As of December 31, 2022, there was $12 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of two years.

PSUs vest based on continued employment and achievement of an established target. The actual number of PSU’s earned is subject to increase or decrease based on the performance goal multiplier and may range from 0% to 200%. The total fair value, less forfeitures, is expensed over the vesting period. Fair value of PSU’s depends on whether the established target is a performance or market condition.

The fair value of PSUs subject to performance conditions defined solely by reference to the Company’s own operations is determined based on the closing price of our shares on the date of grant. Compensation cost is recognized only when the Company concludes it is probable the performance condition will be achieved and can increase, or decrease based on fluctuations in the Company’s forecasts.
Weatherford International plc – 2022 Form 10-K | 68

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

The fair value of PSUs subject to the market performance of the Company’s shares is determined by utilizing an advanced option-pricing model. All compensation cost is recognized if the employment condition is fulfilled even if the market condition is never satisfied, as the likelihood of achieving the market condition is incorporated into the fair value of the award. The weighted average of assumptions used in the models were as follows:

	Year Ended December 31,
	2022	2021	2020
Risk-Free rate	3.2%	0.8%	n/a
Dividend Yield	n/a	n/a	n/a
Expected Volatility	63.0%	55.0%	n/a
Expected Life (in years)	2.5	3.2	n/a

The risk-free rate is obtained as of the grant date with terms matching the performance period. The dividend yield is based on historical dividend payments and expectations of management. The expected volatility is based on comparable companies’ volatility, and the expected life in years is based on the performance measurement period.

The WAGD FV per unit of PSUs granted during 2022, 2021 and 2020 was $23.14, $12.62 and $2.46, respectively. The fair value of PSUs vested during 2021 was $2 million and nil for 2020 and 2022. As of December 31, 2022, there was $19 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of two years.

Phantom RSUs were only granted in 2021. Phantom RSUs vest, based on continued employment, over two years and can be settled in either cash or shares. The Company intends to settle all Phantom RSUs in cash, therefore they are recorded as a liability and remeasured based on current market value over the vesting period until settlement. Cash payout is calculated using the volume weighted price of the Company’s shares averaged for the 30 trading days immediately preceding the applicable vesting date, and was capped at certain predetermined amounts. During 2021, Phantoms RSUs were granted with a WAGD FV of $6.38 and the liability as of December 31, 2021 was $14 million, which was settled in cash in 2022. As of December 31, 2022, there was an immaterial amount of unrecognized compensation expense related to Phantom RSUs, due to achievement of the predetermined capped amounts in year one, which is expected to be settled in cash in 2023.

A summary of activity for non-vested RSUs, PSUs, and Phantom RSUs outstanding (units in thousands) and their respective WAGD FV during 2022 is presented below. The table reflects the performance multiplier for PSUs at 100%.

	RSU	WAGD FV	PSU	WAGD FV	Phantom RSU	WAGD FV
Non-Vested at December 31, 2021	1,065	6.19	1,924	12.74	1,239	6.53
Granted	609	30.90	618	23.14	—	—
Vested	(679)	6.37	—	—	(465)	6.55
Cancelled or Forfeited	(77)	22.86	(241)	18.02	(757)	6.34
Non-Vested at December 31, 2022	918	21.05	2,301	14.98	17	14.50

Weatherford International plc – 2022 Form 10-K | 69

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
16 – Shareholders’ Equity

There were no material changes in our ordinary shares issued as of December 31, 2022 and 2021.

On the Effective Date, the Company issued warrants allowing the holders to purchase up to an aggregate of 7,777,779 ordinary shares in the Company, par value $0.001, at an exercise price of $99.96 per ordinary share. The warrants are equity classified and, upon issuance, had a value of $31 million, which was recorded in “Capital in Excess of Par Value.” The warrant fair value was a Level 2 valuation and was estimated using the Black Scholes valuation model. Inputs to the model included Weatherford’s share price, volatility of our share price, and the risk-free interest rate.

The warrants are exercisable until the “Expiration Date” of which is the earlier of (i) December 13, 2023 and (ii) the date of consummation of any liquidity event resulting in the sale or exchange or a liquidation, dissolution or winding down of all or substantially all of the equity interests of the Company to one or more third parties. All unexercised warrants will expire, and the rights of the warrant holders to purchase ordinary shares will terminate, on the Expiration Date. During 2022 and 2021, an immaterial number of warrants were exercised.

Accumulated Other Comprehensive Loss

The following table presents the changes in our accumulated other comprehensive loss by component:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension	Total
Balance at December 31, 2020	$(31)	$(12)	$(43)
Other Comprehensive (Loss) Income	(5)	13	8
Balance at December 31, 2021	(36)	1	(35)
Other Comprehensive (Loss) Income	(5)	18	13
Balance at December 31, 2022	$(41)	$19	$(22)

Weatherford International plc – 2022 Form 10-K | 70

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
17 – Income (Loss) per Share

Basic income (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares. Antidilutive shares represent potentially dilutive securities which are excluded from the computation of diluted income or loss per share as their impact was antidilutive. These include potential ordinary shares for restricted share units, performance share units, phantom restricted share units, and outstanding warrants. Our basic and diluted weighted average shares outstanding for periods presented with net loss are equivalent as the impact of potential dilutive securities is antidilutive.

A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculation was as follows:

	Year Ended December 31,
(Shares in millions)	2022	2021	2020
Net Income (Loss) Attributable to Weatherford	$26	$(450)	$(1,921)

Basic Weighted Average Shares Outstanding	71	70	70
Dilutive Effect of Awards Granted in Stock Incentive Plans	1	—	—
Diluted Weighted Average Shares Outstanding	72	70	70

Antidilutive Shares	8	10	8
Basic Income (Loss) Per Share Attributable to Weatherford	$0.37	$(6.43)	$(27.44)
Diluted Income (Loss) Per Share Attributable to Weatherford	$0.36	$(6.43)	$(27.44)

Weatherford International plc – 2022 Form 10-K | 71

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
18 – Income Taxes

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

Our income tax provision consisted of the following:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Total Current Provision	$(83)	$(96)	$(90)
Total Deferred (Provision) Benefit	(4)	10	5
Income Tax Provision	$(87)	$(86)	$(85)

The difference between the Irish income tax provision and the consolidated income tax provision is analyzed below:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Irish Income Tax (Provision) Benefit Tax Rate of 25%	$(35)	$86	$454
Tax Provision on Operating Earnings/Losses Subject to Rates Different than the Irish Income Tax Rate	(155)	(189)	(361)
Tax (Provision) Benefit on Swiss Loss from internal liquidation of subsidiary	(141)	124	179
Decrease (Increase) in Valuation Allowance attributed to Swiss Loss	141	(124)	(179)
Decrease (Increase) in Valuation Allowance on Operating Earnings/Losses	64	52	(151)
Change in Uncertain Tax Positions	39	(35)	(27)
Income Tax Provision	$(87)	$(86)	$(85)

Our income tax provisions generally do not correlate to our consolidated income (loss) before tax. Our income taxes provisions are primarily driven by profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Certain charges and impairments recognized do not result in significant tax benefit as a result of being attributed to a non-income tax jurisdiction or our inability to forecast realization of the tax benefit of such losses.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations.

Weatherford International plc – 2022 Form 10-K | 72

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
The components of the net deferred tax asset were as follows:

	December 31,	December 31,
(Dollars in millions)	2022	2021
Deferred Tax Assets:
Net Operating Losses Carryforwards	$751	$929
Unused Recognized Built in Losses	43	50
Accrued Liabilities and Reserves	143	186
Tax Credit Carryforwards	11	9
Employee Benefits	29	30
Property, Plant and Equipment	158	118
Inventory	38	52
U.S. Interest Deferral	57	13
State Deferred	50	50
Other Differences between Financial and Tax Basis	89	139
Valuation Allowance	(1,300)	(1,527)
Total Deferred Tax Assets	69	49
Deferred Tax Liabilities:
Intangible Assets	(28)	(35)
Other Differences between Financial and Tax Basis	—	(3)
Total Deferred Tax Liabilities	(28)	(38)
Net Deferred Tax Asset	$41	$11

We record deferred tax assets for net operating losses and temporary differences between the book and tax basis of assets and liabilities that are expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income in the appropriate tax jurisdiction during the periods in which those deferred tax assets would be deductible. The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) when determining whether a valuation allowance is required, with emphasis on our past operating results, the existence of cumulative losses in the most recent years and our forecast of near- term taxable income. The Company evaluates possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies, in making this assessment.

The valuation allowance increased (decreased) by $(227) million, $28 million and $333 million in 2022, 2021, and 2020, respectively. Tax expense (benefit) related to the increase (decrease) in the valuation allowance was $(205) million, $72 million, and $330 million in 2022, 2021 and 2020, respectively. The tax expense (benefit) in the valuation allowance is primarily attributable to the release of valuation allowance of $35 million and $7 million for 2022 and 2021, respectively, where deferred tax assets are now considered more likely than not to be realized in the future, and the Switzerland liquidation transaction discussed below. The remaining relates to the utilization of net operating losses previously not expected to be realized against operating earnings, $(29) million and $(45) million in 2022 and 2021, respectively. The 2020 expense is primarily attributable to net operating losses not expected to be realized and the Switzerland transaction. Other increase (decreases) to the valuation allowance also includes foreign currency transactions of $(22) million, $(44) million, and $3 million in 2022, 2021 and 2020, respectively.

Deferred income taxes generally have not been recognized on the cumulative undistributed earnings of our non-Irish subsidiaries because they are considered to be indefinitely reinvested. Distribution of these earnings in the form of dividends or otherwise may result in a combination of income and withholding taxes payable in various countries. As of December 31, 2022, the pool of positive undistributed earnings of our non-Irish subsidiaries that are considered indefinitely reinvested and may be subject to tax if distributed amounts to approximately $1.3 billion. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the unrecognized amount of deferred income taxes and the related dividend withholding taxes associated with these undistributed earnings.

Weatherford International plc – 2022 Form 10-K | 73

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
At December 31, 2022, we had approximately $3.8 billion of net operating losses (“NOLs”) in various jurisdictions. Our non-indefinite loss carryforwards, if not utilized, will mostly expire for U.S. subsidiaries from 2030 through 2037 and at various dates from 2023 through 2042 for non-U.S. subsidiaries.

Upon emergence from bankruptcy in December 2019, our U.S. subsidiaries experienced an ownership change as the Company’s emergence was considered an “ownership change” for purposes of Internal Revenue Code section 382. The Internal Revenue Code sections 382 and 383 impose limitations on the ability of a company to utilize tax attributes after experiencing an “ownership change.” As a result, we estimated our annual limitation is approximately $23 million against the utilization of our U.S. loss carryforwards and other tax attributes, including unused recognized built-in losses and U.S. interest deferral. Upon emergence, we estimated that the maximum U.S. NOLs available for utilization in the future was $713 million as of December 31, 2019.

In 2021, we executed a liquidation transaction of one of our Swiss holding companies which resulted in the forfeiture of impairment losses of $1.3 billion generated in 2020. In addition, the liquidation transaction resulted in approximately $6.2 billion of tax losses (NOLs) in Switzerland of which $4 billion was deemed worthless and excluded from the deferred tax table, and $2.2 billion was recorded as an NOL and included in the table as management expects to utilize those NOLs on our future tax returns. However, in addition to recording a deferred tax asset of $303 million related to the $2.2 billion tax losses, we recorded a valuation allowance against the full $303 million because it will offset future income that is otherwise exempt from tax.

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Balance at Beginning of Year	$235	$222	$214
Additions as a Result of Tax Positions Taken During a Prior Period	14	23	9
Reductions as a Result of Tax Positions Taken During a Prior Period	(15)	(8)	(4)
Additions as a Result of Tax Positions Taken During the Current Period	11	12	21
Reductions Relating to Settlements with Taxing Authorities	(36)	(5)	(2)
Reductions as a Result of a Lapse of the Applicable Statute of Limitations	(11)	(2)	(7)
Foreign Exchange Effects	(7)	(7)	(9)
Balance at End of Year	$191	$235	$222

Substantially all of the uncertain tax positions, if released in future periods, would impact our effective tax rate. Within the total balance is $38 million and $76 million as of December 31, 2022 and 2021, respectively, that would be offset by net operating losses and other tax attributes if settled. Our income tax provision includes penalties and interest expense (benefit) on uncertain tax positions of $(2) million, $17 million and $11 million for years ended December 31, 2022, 2021, and 2020, respectively. The benefit of $(2) million in 2022 includes $(19) million of interest and penalty release related to benefit from previously uncertain tax positions. The amounts in the table above exclude cumulative accrued interest and penalties of $98 million and $104 million at December 31, 2022 and 2021 respectively, which are included in other non-current liabilities.

Weatherford International plc – 2022 Form 10-K | 74

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
We are subject to income tax in many of the approximately 75 countries where we operate. As of December 31, 2022, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Tax Jurisdiction	Tax Years under Examination
Argentina	2012 - 2022
Canada	2014 - 2022
Mexico	2012 - 2022
Russia	2019 - 2022
Saudi Arabia	2018 - 2022
Switzerland	2014 - 2022
United States (Federal)	2019 - 2022

We are continuously under tax examination in various jurisdictions and cannot predict the timing or outcome regarding the resolutions or if they will have a material impact on our financial statements. As of December 31, 2022, we anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $4 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

Weatherford International plc – 2022 Form 10-K | 75

Table of Contents    Item 9 | Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – An Integrated Framework (2013). As a result of this assessment, management concluded that as of December 31, 2022, our internal control over financial reporting was effective based on these criteria.

KPMG LLP has issued an attestation report dated February 8, 2023, on our internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the fourth quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Weatherford International plc – 2022 Form 10-K | 76

Table of Contents            Item 10 | Directors, Executive Officers and Corporate Governance
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See “Item 1. – Business – Executive Officers of Weatherford” of this report for Item 10 information regarding executive officers of Weatherford. Pursuant to General Instructions G(3), information on our directors and corporate governance matters is incorporated by reference from our Proxy Statement for the 2023 Annual General Meeting of Shareholders.

We have adopted a code of ethics entitled “Weatherford Code of Business Conduct English,” which applies to all our employees, officers and directors. Copies of these codes can also be found at www.weatherford.com.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Weatherford Code of Business Conduct and any waiver from any provision to it by posting such information on our website at www.weatherford.com.

Item 11. Executive Compensation

Information on executive compensation is incorporated by reference from our Proxy Statement for the 2023 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference from our Proxy Statement for the 2023 Annual General Meeting of Shareholders.

Item 12(d). Securities Authorized for Issuance under Equity Compensation Plan Information

The following table provides information as of December 31, 2022, about the number of shares to be issued upon vesting or exercise of equity awards as well as the number of shares remaining available for issuance under the Weatherford International plc Third Amended and Restated 2019 Equity Incentive Plan, which was approved in connection with our emergence from bankruptcy in December of 2019 and last amended and restated on January 18, 2023.

Equity Compensation Plan Information
Plan Category (Shares in thousands, except share prices)	Numbers of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plan approved by shareholders	4,434	$—	3,307
(a)Including shares that could potentially be issued if maximum performance metrics were achieved.
(b)Excluding shares reflected in the first column of this table.

Weatherford International plc – 2022 Form 10-K | 77

Table of Contents    Item 15 | Exhibits
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions and director independence is incorporated by reference from our Proxy Statement for the 2023 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information on principal accounting fees and services is incorporated by reference from our Proxy Statement for the 2023 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report or incorporated by reference:
1.The Consolidated Financial Statements of the Company listed on page 38 of this report.
2.The financial statement schedules listed in Rule 5-04 of Regulation S-X (17 CFR 210.5-04) have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a dagger (†) or double dagger (††).

(b)     Exhibits:

Exhibit Number	Description	Original Filed Exhibit	File Number
3.1	Amended and Restated Memorandum and Articles of Association of Weatherford International public limited company.	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.1	Description of the Securities.	Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed February 17, 2022	File No. 1-36504
4.2	Indenture, dated December 13, 2019, by and among Weatherford International Ltd., as issuer, the guarantors thereto and Deutsche Bank Trust Company Americas, as trustee.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.3	Form of Senior Note (included in Exhibit 4.2).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.4	Form of Warrant Certificate (included in Exhibit 10.47).	Included in Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.5	Indenture, dated August 28, 2020, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
Weatherford International plc – 2022 Form 10-K | 78

Exhibit Number	Description	Original Filed Exhibit	File Number
4.6	Form of Senior Note (included in Exhibit 4.5).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
4.7	Indenture, dated September 30, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 30, 2021	File No. 1-36504
4.8	Form of Note (included in Exhibit 4.7).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 30, 2021	File No. 1-36504
4.9	Indenture, dated October 27, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 27, 2021	File No. 1-36504
4.10	Form of Note (included in Exhibit 4.9).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 27, 2021	File No. 1-36504
4.11
Supplemental Indenture, dated as of December 1, 2022, by and among Weatherford International, LLC, Weatherford International plc, as parent guarantor, Weatherford International Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee.
		Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 5, 2022	File No. 1-36504
*10.1	Offer Letter to Girishchandra K. Saligram dated September 9, 2020.	Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2020 filed November 4, 2020	File No. 1-36504
*10.2	Offer Letter to Scott C. Weatherholt, dated July 8, 2020.	Exhibit 10.36 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed March 18, 2021	File No. 1-36504
*10.3	Offer Letter to Desmond Mills, dated February 24, 2021.	Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2021 filed May 6, 2021	File No. 1-36504
Weatherford International plc – 2022 Form 10-K | 79

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.4	Offer Letter to Joseph Mongrain, dated March 11, 2021.	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2021 filed on July 29, 2021	File No. 1-36504
†*10.5	Offer letter to Charles W. Davison, Jr., dated September 19, 2022.
†*10.6	Offer letter to Arun Mitra, dated November 11, 2022.
*10.7
Form of Deed of Indemnity of Weatherford International plc entered into by each director of Weatherford International plc and each of the following executive officers of Weatherford International plc: Scott C. Weatherholt (July 23, 2020), Girish K. Saligram (October 12, 2020), Joseph H. Mongrain (September 28, 2021), Desmond J. Mills (November 2, 2022), and Arunava Mitra (January 13, 2023).
		Exhibit 10.11 of the Company’s Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.8
Form of Deed of Indemnity of Weatherford International Ltd entered into by each director of Weatherford International plc and each of the following executive officers of Weatherford International plc: Scott C. Weatherholt (July 23, 2020), Girish K. Saligram (October 12, 2020), Joseph H. Mongrain (September 28, 2021), Desmond J. Mills (November 2, 2022), and Arunava Mitra (January 13, 2023).
		Exhibit 10.12 of the Company’s Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.9	Third Amended and Restated Weatherford International PLC Change in Control Severance Plan.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2023	File No. 1-36504
†*10.10	Amended and Restated Weatherford International plc Executive Severance Plan.
†*10.11	Amended and Restated Weatherford International plc Nonqualified Deferred Compensation Plan
*10.12	Executive Non-Equity Incentive Compensation Plan (as Amended and Restated)	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2020	File No. 1-36504
*10.13	Weatherford International plc 2019 Equity Incentive Plan.	Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
Weatherford International plc – 2022 Form 10-K | 80

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.14	Weatherford International plc Amended and Restated 2019 Equity Incentive Plan.	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2020 filed August 14, 2020	File No. 1-36504
*10.15	Weatherford International plc Second Amended and Restated 2019 Equity Incentive Plan.	Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2020 filed November 4, 2020	File No. 1-36504
*10.16	Weatherford International plc Third Amended and Restated 2019 Equity Incentive Plan.	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.17	Form of Restricted Share Unit Award Agreement.	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 20, 2020	File No. 1-36504
*10.18	Form of Performance Share Unit Award Agreement.	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed November 20, 2020	File No. 1-36504
*10.19	Form of Restricted Share Unit Award Agreement.	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
*10.20	Form of Performance Share Unit Award Agreement.	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
*10.21	Form of Phantom Share Unit Award Agreement.	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
*10.22	Amended and Restated Performance Share Unit Award Agreement - Girish K. Saligram (February 17, 2021)	Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed February 19, 2021	File No. 1-36504
Weatherford International plc – 2022 Form 10-K | 81

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.23	Form of Restricted Share Unit Award Agreement	Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File 1-36504
*10.24	Form of Performance Share Unit Award Agreement	Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File No. 1-36504
*10.25	Weatherford International plc Short-Term Incentive Plan.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 8, 2021	File No. 1-36504
†*10.26	Amended and Restated Weatherford International plc Short-Term Incentive Plan
*10.27	Form of Executive Officer Restricted Share Unit Award Agreement	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
*10.28	Form of Executive Officer Performance Share Unit Award Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
*10.29	Form of Non-Executive Director Restricted Share Unit Award Agreement	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
*10.30	Form of Executive Officer Restricted Share Unit Award Agreement adopted January 18, 2023.	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.31	Form of Executive Officer Performance Share Unit Award Agreement adopted January 18, 2023.	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.32	Form of Non- Executive Director Restricted Share Unit Award Agreement adopted January 18, 2023.	Exhibit 10.5 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
Weatherford International plc – 2022 Form 10-K | 82

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.33	Weatherford International plc 2020 Long-Term Cash Incentive Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 24, 2020	File No. 1-36504
*10.34	Form of Long-Term Cash Incentive Plan Award Agreement.	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 24, 2020	File No. 1-36504
*10.35	Form of Long-Term Cash Incentive Plan Award Agreement.	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 20, 2020	File No. 1-36504
*10.36	LTCIP Amended Award Agreement, adopted March 17, 2021.	Exhibit 10.37 of the Company’s Annual Report on the Form 10-K/A for the year ended December 31, 2020 filed March 18, 2021	File No. 1-36504
10.37
LC Credit Agreement, dated December 13, 2019 (as amended by Amendment No.1, dated August 28, 2020, included in Exhibit 10.38 below), by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, Deutsche Bank Trust Company Americas and the lenders party thereto from time to time.

		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.38
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
10.40
Amended and Restated Credit Agreement, dated October 17, 2022, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford International plc, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time.
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 18, 2022	File No. 1-36504
Weatherford International plc – 2022 Form 10-K | 83

Exhibit Number	Description	Original Filed Exhibit	File Number
10.41
First Amendment to Amended and Restated Credit Agreement, dated as of November 22, 2022, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., Weatherford International plc and Wells Fargo Bank, National Association, as administrative agent.
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 28, 2022	File No. 1-36504
10.42
Additional Lender Supplement, dated as of November 22, 2022, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford International plc, ATB Financial and Wells Fargo Bank, National Association, as administrative agent.

		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 28, 2022	File No. 1-36504
10.43	Canadian Borrower Joinder, dated as of November 22, 2022, by Weatherford Canada Ltd. and delivered to Wells Fargo Bank, National Association, as administrative agent.	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 28, 2022	File No. 1-36504
†10.44
Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2023 by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., and Wells Fargo Bank, National Association, as administrative agent.

10.45
Intercreditor Agreement by and between Wells Fargo Bank, N.A., Deutsche Bank Trust Company Americas, Weatherford International plc and the grantors party there to from time to time, dated December 13, 2019.
		Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.46
Intercreditor Agreement, dated August 28, 2020, by and among Deutsche Bank Trust Company Americas, Wilmington Trust National Association, BTA Institutional Services Australia Limited, Weatherford International plc and the grantors parties there to from time to time.
		Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
10.47	Warrant Agreement by and between Weatherford International plc and American Stock Transfer & Trust Company, LLC, dated December 13, 2019.	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.48
Purchase Agreement dated September 21, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto, the initial purchasers party thereto and Deutsche Bank Securities Inc., as representative of the initial purchasers.
		Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File No. 1-36504
Weatherford International plc – 2022 Form 10-K | 84

Exhibit Number	Description	Original Filed Exhibit	File Number
10.49
Backstop Agreement dated September 20, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and certain funds managed by Franklin Advisers, Inc., as commitment parties thereto.
		Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File No. 1-36504
10.50	Registration Rights Agreement by and among Weatherford International plc and certain stockholders thereto, dated December 13, 2019.*	Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
†*10.51	Confidentiality and Restricted Covenant Agreement
†21.1	Subsidiaries of Weatherford International plc
†23.1	Consent of KPMG LLP
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Item 16. Form 10-K Summary

None.

Weatherford International plc – 2022 Form 10-K | 85

SIGNATURES
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Girishchandra K. Saligram and Arunava Mitra and each of them, individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weatherford International plc

/s/ Girishchandra K. Saligram
Girishchandra K. Saligram
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Girishchandra K. Saligram	President, Chief Executive Officer and Director	February 8, 2023
Girishchandra K. Saligram	(Principal Executive Officer)

/s/ Arunava Mitra	Executive Vice President and	February 8, 2023
Arunava Mitra	Chief Financial Officer
(Principal Financial Officer)

/s/ Desmond J. Mills	Senior Vice President and Chief Accounting Officer	February 8, 2023
Desmond J. Mills	(Principal Accounting Officer)

/s/ Charles M. Sledge	Chairman of the Board and Director	February 8, 2023
Charles M. Sledge

/s/ Benjamin C. Duster IV	Director	February 8, 2023
Benjamin C. Duster IV

/s/ Neal P. Goldman	Director	February 8, 2023
Neal P. Goldman

/s/ Jacqueline Mutschler	Director	February 8, 2023
Jacqueline Mutschler

Weatherford International plc – 2022 Form 10-K | 86