Form 10-Q
period 2023-03-31
Weatherford International plc
filed 2023-04-26
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of April 20, 2023, there were 72,064,267 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the First Quarter Ended March 31, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
(Dollars and shares in millions, except per share amounts)	2023	2022
Revenues:
Services	$741	$593
Products	445	345
Total Revenues	1,186	938

Costs and Expenses:
Cost of Services	450	385
Cost of Products	340	297
Research and Development	26	21
Selling, General and Administrative	190	178
Restructuring Charges	—	20
Other Charges (Credits)	(5)	19
Total Costs and Expenses	1,001	920
Operating Income	185	18
Interest Expense, Net	(31)	(48)
Other Expense, Net	(35)	(16)
Income (Loss) Before Income Taxes	119	(46)
Income Tax Provision	(38)	(28)
Net Income (Loss)	81	(74)
Net Income Attributable to Noncontrolling Interests	9	6
Net Income (Loss) Attributable to Weatherford	$72	$(80)

Basic Income (Loss) per Share	$1.00	$(1.14)
Basic Weighted Average Shares Outstanding	72	70

Diluted Income (Loss) per Share	$0.97	$(1.14)
Diluted Weighted Average Shares Outstanding	74	70

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022
Net Income (Loss)	$81	$(74)
Foreign Currency Translation Adjustments	3	—
Comprehensive Income (Loss)	84	(74)
Comprehensive Income Attributable to Noncontrolling Interests	9	6
Comprehensive Income (Loss) Attributable to Weatherford	$75	$(80)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except par value)	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash and Cash Equivalents	$833	$910
Restricted Cash	150	202
Accounts Receivable, Net of Allowance for Credit Losses of $21 at March 31, 2023 and $26 at December 31, 2022	1,088	989
Inventories, Net	719	689
Other Current Assets	253	253
Total Current Assets	3,043	3,043
Property, Plant and Equipment, Net of Accumulated Depreciation of $801 at March 31, 2023 and $773 at December 31, 2022	919	918
Intangible Assets, Net of Accumulated Amortization of $520 at March 31, 2023 and $480 at December 31, 2022	474	506
Operating Lease Assets	130	115
Other Non-Current Assets	143	138
Total Assets	$4,709	$4,720

Liabilities:
Current Portion of Long-term Debt	$120	$45
Accounts Payable	502	460
Accrued Salaries and Benefits	271	367
Income Taxes Payable	125	141
Current Portion of Operating Lease Liabilities	44	44
Other Current Liabilities	449	413
Total Current Liabilities	1,511	1,470
Long-term Debt	2,067	2,203
Operating Lease Liabilities	130	117
Non-current Taxes Payable	261	251
Other Non-Current Liabilities	154	128
Total Liabilities	$4,123	$4,169

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 72 shares at March 31, 2023 and 71 at December 31, 2022	$—	$—
Capital in Excess of Par Value	2,885	2,928
Retained Deficit	(2,299)	(2,371)
Accumulated Other Comprehensive Loss	(19)	(22)
Weatherford Shareholders’ Equity	567	535
Noncontrolling Interests	19	16
Total Shareholders’ Equity	586	551
Total Liabilities and Shareholders’ Equity	$4,709	$4,720

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Cash Flows From Operating Activities:
Net Income (Loss)	$81	$(74)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	80	87
Asset Write-downs and Other Charges	—	12
Inventory Charges	11	15
Gain on Disposition of Assets	(5)	(5)
Deferred Income Tax Provision	18	3
Share-Based Compensation	9	7
Changes in Operating Assets and Liabilities, Net:
Accounts Receivable	(96)	(51)
Inventories	(45)	(31)
Accounts Payable	64	7
Other Assets and Liabilities, Net	(33)	(34)
Net Cash Provided by (Used in) Operating Activities	84	(64)
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(64)	(20)
Proceeds from Disposition of Assets	7	20
Other Investing Activities	(7)	9
Net Cash Provided by (Used in) Investing Activities	(64)	9
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(66)	(4)
Noncontrolling Interest Dividends	(6)	—
Tax Remittance on Equity Awards Vested	(52)	(1)
Other Financing Activities	(3)	—
Net Cash Used in Financing Activities	(127)	(5)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(22)	3
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(129)	(57)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,112	1,113
Cash, Cash Equivalents and Restricted Cash at End of Period	$983	$1,056
Supplemental Cash Flow Information:
Interest Paid	$18	$17
Income Taxes Paid, Net of Refunds	$29	$19

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” “Weatherford,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2022 Form 10-K for the discussion on our significant accounting policies. Certain reclassifications have been made to these Condensed Consolidated Financial Statements and accompanying footnotes for the three months ended March 31, 2022 to conform to the presentation for the three months ended March 31, 2023.

New Accounting Standards

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

2 – Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2022 Form 10-K. We have three reportable segments: (1) Drilling and Evaluation “DRE”, (2) Well Construction and Completions “WCC”, and (3) Production and Intervention “PRI”.

Our primary measure of segment profitability is segment adjusted EBITDA, which is based on segment earnings before interest, taxes, depreciation, amortization, share-based compensation expense and other adjustments. Research and development expenses are included in segment adjusted EBITDA. Corporate and other includes results from non-core business activities, corporate and other expenses (overhead support and centrally managed or shared facilities costs) that do not individually meet the criteria for segment reporting.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Revenues:
DRE Revenues	$372	$292
WCC Revenues	421	344
PRI Revenues	349	286
All Other	44	16
Total Revenues	$1,186	$938

Operating Income:
DRE Segment Adjusted EBITDA	$108	$59
WCC Segment Adjusted EBITDA	96	67
PRI Segment Adjusted EBITDA	68	39
Corporate and Other	(3)	(14)
Depreciation and Amortization	(80)	(87)
Share-Based Compensation	(9)	(7)
Restructuring Charges	—	(20)
Other (Charges) Credits (a)	5	(19)
Operating Income	$185	$18
(a)Other (charges) credits relate to miscellaneous charges and credits including write-downs of certain assets.

3 – Revenues

Disaggregated Revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. The majority of our revenue is derived from short term contracts. Our products and services are generally sold based upon purchase orders, contracts or other legally enforceable arrangements with our customers that include fixed or determinable prices but do not generally include right of return provisions or other significant post-delivery obligations.

We lease drilling tools, artificial lift pumping equipment and other unmanned equipment to customers as operating leases. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. Equipment rental revenues were $33 million for the three months ended March 31, 2023 and $31 million for the three months ended March 31, 2022.

The following table disaggregates our revenues from contracts with customers by geographic region and includes equipment rental revenues. North America in the table below consists of the U.S. and Canada.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Revenues by Geographic Areas:
Middle East/North Africa/Asia	$376	$310
North America	286	238
Latin America	317	227
Europe/Sub-Sahara Africa/Russia	207	163
Total Revenues	$1,186	$938

Contract Balances

The timing of our revenue recognition, billings and cash collections results in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of March 31, 2023 and December 31, 2022:

(Dollars in millions)	March 31, 2023	December 31, 2022
Receivables for Product and Services in Accounts Receivable, Net	$1,052	$954
Receivables for Equipment Rentals in Account Receivable, Net	$36	$35
Accounts Receivable, Net	$1,088	$989

Contract Assets in Other Current Assets	$35	$39
Contract Assets in Other Non-Current Assets	$25	$21
Contract Liabilities in Other Current Liabilities (a)	$52	$54
Contract Liabilities in Other Non-Current Liabilities	$2	$—
(a)Revenues recognized during the three months ended March 31, 2023 and March 31, 2022 that were included in the contract liabilities balance at the beginning of the year was approximately $20 million and $22 million, respectively.

4 – Restructuring Charges

Restructuring charges were zero and $20 million in the three months ended March 31, 2023 and in the three months ended March 31, 2022, respectively, and presented as “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations. The 2022 charges were primarily related to the launch of a multi-year footprint consolidation and workforce efficiency initiative aimed at improving fulfillment operations and included $14 million in severance and $6 million in asset retirement obligations.

Restructuring liabilities were $21 million and $25 million as of March 31, 2023 and December 31, 2022, respectively, of which $12 million and $16 million are recorded in “Other Current Liabilities” as of March 31, 2023 and December 31, 2022, respectively, and $9 million are recorded in “Other Non-current Liabilities” as of both March 31, 2023 and December 31, 2022, on the accompanying Consolidated Balance Sheets. A change in liabilities will include restructuring charges, primarily offset by cash payments.

The following table presents total restructuring charges by segment and All Other in the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
DRE	$—	$5
WCC	—	7
PRI	—	5
All Other	—	3
Total Restructuring Charges	$—	$20

5 – Inventories, Net

Inventories, net of reserves of $131 million and $129 million as of March 31, 2023 and December 31, 2022, respectively, are presented by category in the table below:

(Dollars in millions)	March 31, 2023	December 31, 2022
Finished Goods	$616	$601
Work in Process and Raw Materials, Components and Supplies	103	88
Inventories, Net	$719	$689

The change in inventory reserves includes the inventory charges below, primarily offset by the disposal of inventory previously reserved. Inventory charges were recognized in the following captions on our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Inventory Charges in “Cost of Products”	$11	$11
Inventory Charges in “Other Charges (Credits)”	—	4
Total Inventory Charges	$11	$15

6 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	March 31, 2023	December 31, 2022
Developed and Acquired Technology, Net of Accumulated Amortization of $389 at March 31, 2023 and $359 at December 31, 2022	$210	$232
Trade Names, Net of Accumulated Amortization of $131 at March 31, 2023 and $121 at December 31, 2022	264	274
Intangible Assets, Net of Accumulated Amortization of $520 at March 31, 2023 and $480 at December 31, 2022	$474	$506

Amortization expense was $40 million and $39 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations.

7 – Borrowings and Other Debt Obligations

(Dollars in millions)	March 31, 2023	December 31, 2022
Current Portion of Finance Leases	$15	$14
Current Portion of 6.50% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	—	11
Current Portion of 11.00% Exit Notes due 2024 “Exit Notes”	105	20
Current Portion of Long-term Debt	$120	$45

11.00% Exit Notes due 2024 “Exit Notes”	$—	$105
6.50% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	441	471
8.625% Senior Notes due 2030 “2030 Senior Notes”	1,586	1,586
Long-term Portion Finance Leases	40	41
Long-term Debt	$2,067	$2,203

Exit Notes

On December 13, 2019, Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”) issued 11.00% senior unsecured notes in aggregate principal amount of $2.1 billion maturing December 1, 2024 (the “Exit Notes”). Interest is payable semiannually on June 1 and December 1 of each year. The Exit Notes have been refinanced or redeemed in the years since issuance and in the first quarter of 2023, we redeemed $20 million in principal, leaving a remaining unpaid principal of $105 million at March 31, 2023, which also represents the carrying value. On April 20, 2023, we announced our intent to redeem the remaining principal of $105 million of our Exit Notes for a redemption price of 102.75% on May 22, 2023, plus accrued and unpaid interest.

2028 Senior Secured Notes

On September 30, 2021, Weatherford Bermuda issued 6.50% senior secured notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest is payable semiannually on September 15 and March 15 of each year, and commenced on March 15, 2022. In the first quarter of 2023, we repurchased $42 million in principal of our 2028 Senior Secured Notes. At March 31, 2023, the carrying value represents the remaining unpaid principal of $450 million offset by unamortized deferred issuance cost of $9 million. On April 19, 2023, Weatherford Bermuda, the Company and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), entered into a Second Supplemental Indenture relating to the 2028 Senior Secured Notes which amended the “Limitation on Restricted Payments” covenant to permit the purchase, repurchase, redemption, defeasance or other acquisition or retirement of the Exit Notes.

2030 Senior Notes

On October 27, 2021, Weatherford Bermuda issued 8.625% senior notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. At March 31, 2023, the carrying value represents the remaining unpaid principal of $1.6 billion offset by unamortized deferred issuance cost of $14 million.

Credit Agreement

Weatherford Bermuda, Weatherford Delaware, and Weatherford Canada Ltd. (“Weatherford Canada”), together, as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement allows for a total commitment amount of $400 million maturing on October 17, 2026 (subject to a $250 million minimum liquidity covenant and a minimum interest coverage ratio and maximum ratio of funded debt), provided that no more than $50 million of our Exit Notes are outstanding on August 30, 2024 (otherwise the maturity date becomes August 30, 2024). On March 24, 2023, we further amended the Credit Agreement to permit unlimited prepayments and other redemptions of indebtedness subject to (i) the ratio of funded debt (net of unrestricted cash in excess of $400 million) to consolidated adjusted EBITDA as defined in the Credit Agreement, not exceeding 2.50 to 1.00, (ii) no default or event of default existing and (iii) aggregate proforma liquidity in the event of a debt reduction equaling or exceeding $300 million (which previously was $350 million). The material terms of the Credit Agreement are otherwise unchanged. The obligations under the Credit Agreement are guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries.

As of March 31, 2023, we had $405 million of letters of credit outstanding, consisting of the $253 million under the Credit Agreement and another $152 million under various uncommitted bi-lateral facilities (of which there was $146 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). At March 31, 2023, we had $147 million remaining letters of credit available under our Credit Agreement.

Accrued Interest

As of March 31, 2023 and December 31, 2022, we had accrued interest of approximately $51 million and $22 million, respectively, in “Other Current Liabilities” primarily related to the Exit Notes, 2028 Senior Secured Notes and 2030 Senior Notes.

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

	March 31, 2023		December 31, 2022
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
11.00% Exit Notes due 2024	$105	$108	$125	$128
6.50% Senior Secured Notes due 2028	441	452	482	482
8.625% Senior Notes due 2030	1,586	1,626	1,586	1,544
Long-Term Debt (excluding Finance Leases)	$2,132	$2,186	$2,193	$2,154

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 were $44 million and $41 million, respectively.

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

9 – Shareholders’ Equity

The change in shares issued and outstanding on our Condensed Consolidated Balance Sheets from 71 million as of December 31, 2022 to 72 million as of March 31, 2023, was due to equity awards granted, vested, and exercised, net of shares withheld for taxes. The following summarizes our shareholders’ equity activity for the three months ended March 31, 2023 and 2022:

(Dollars in millions)	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2022	$2,928	$(2,371)	$(22)	$16	$551
Net Income	—	72	—	9	81
Dividends to Noncontrolling Interests	—	—	—	(6)	(6)
Equity Awards Granted, Vested and Exercised, Net of Shares Withheld for Taxes	(43)	—	—	—	(43)
Other Comprehensive Income	—	—	3	—	3
Balance at March 31, 2023	$2,885	$(2,299)	$(19)	$19	$586

Balance at December 31, 2021	$2,904	$(2,397)	$(35)	$24	$496
Net Income (Loss)	—	(80)	—	6	(74)
Equity Awards Granted, Vested and Exercised, Net of Shares Withheld for Taxes	4	—	—	—	4
Balance at March 31, 2022	$2,908	$(2,477)	$(35)	$30	$426

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023 and 2022:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2022	$(41)	$19	$(22)
Other Comprehensive Income	3	—	3
Balance at March 31, 2023	$(38)	$19	$(19)

Balance at December 31, 2021	$(36)	$1	$(35)
Other Comprehensive Income	—	—	—
Balance at March 31, 2022	$(36)	$1	$(35)

10 – Income (Loss) per Share

Basic income (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares. Antidilutive shares represent potentially dilutive securities which are excluded from the computation of diluted income or loss per share as their impact was antidilutive. These include potential ordinary shares issuable for restricted share units, performance share units, phantom restricted share units, and outstanding warrants. Our basic and dilutive weighted average shares outstanding for periods presented with a net loss are equivalent as the inclusion of potential dilutive securities is antidilutive. A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculation was as follows:

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2023	2022
Net Income (Loss) Attributable to Weatherford	$72	$(80)

Basic Weighted Average Shares Outstanding	72	70
Dilutive Effect of Awards Granted in Stock Incentive Plans	2	—
Diluted Weighted Average Shares Outstanding	74	70

Antidilutive Shares	9	11
Basic Income (Loss) Per Share Attributable to Weatherford	$1.00	$(1.14)
Diluted Income (Loss) Per Share Attributable to Weatherford	$0.97	$(1.14)

11 – Income Taxes

Effective for the three months ended March 31, 2023, the Company changed to calculating the income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes and is no longer applying the exception, which allowed the use of the year-to-date effective tax rate method. The Company believes the change is appropriate as it is able to reliably calculate the estimated annual effective tax rate due to sustained profitability and confidence in future earnings.

For the three months ended March 31, 2022, we determined our quarterly tax provision using the year-to-date effective tax rate method because the estimated annual approach was not reliable given that small changes in estimated ordinary annual income resulted in significant changes in our estimated annual effective tax rate.

In the three months ended March 31, 2023, we recognized tax expense of $38 million compared to the three months ended March 31, 2022 where we recognized tax expense of $28 million. The relationship between our pre-tax income or loss and our income tax provision or benefit varies from period to period due to various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure. We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered residents for income tax purposes. Our income tax provisions are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss and other adjustments. Certain charges and impairments recognized do not result in significant tax benefit as a result of being attributed to a non-income tax jurisdiction or our inability to forecast realization of the tax benefit of such losses. This is partially offset by the utilization of previously unbenefited deferred tax assets, such as net operating loss carryforwards.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of March 31, 2023, we anticipate that it is reasonably possible that our uncertain tax positions of $261 million, including interest and penalties, may decrease by up to $34 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

12 – Subsequent Events

April 19, 2023, Weatherford Bermuda, the Company and Weatherford Delaware, entered into a Second Supplemental Indenture relating to the 2028 Senior Secured Notes which amended the “Limitation on Restricted Payments” covenant to permit the purchase, repurchase, redemption, defeasance or other acquisition or retirement of the Exit Notes.

On April 20, 2023, we announced our intent to redeem the remaining principal of $105 million of our Exit Notes for a redemption price of 102.75% on May 22, 2023, plus accrued and unpaid interest.

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

Business

Weatherford is a leading global energy services company providing equipment and services used in the drilling, evaluation, well construction, completion, production, intervention and responsible abandonment of wells in the oil and natural gas exploration and production industry as well as new energy platforms.

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

Production and Intervention (“PRI”) offers production optimization technologies through the Company’s ability to design and deliver a complete production ecosystem ranging from boosting productivity to responsible end of life well abandonment for our customers. The primary offerings are intervention services & drilling tools, artificial lift, digital solutions (previously production automation & software), sub-sea intervention and pressure pumping services in select markets. PRI utilizes a suite of reservoir stimulation designs, and engineering capabilities that help isolate zones and unlock reserves in conventional and unconventional wells, deep water, and aging reservoirs.

Industry Trends

Demand for our industry’s products and services is driven by many factors, including commodity prices, the number of oil and gas rigs and wells drilled, depth and drilling conditions of wells, number of well completions, age of existing wells, reservoir depletion, regulatory environment and the level of workover activity worldwide.

Lower oil and natural gas prices and lower rig count generally correlate to lower exploration and production spending and higher oil and natural gas prices and higher rig count generally correlate to higher exploration and production spending. Therefore, our financial results are significantly affected by oil and natural gas prices as well as rig counts.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”) and Brent North Sea (“Brent”) crude oil and Henry Hub natural gas.

	Three Months Ended
	March 31,
	2023	2022
Oil price - WTI (1)	$76.08	$94.45
Oil price - Brent (1)	$81.17	$100.30
Natural gas price - Henry Hub (2)	$2.65	$4.66
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (rounded to the nearest $0.01)

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended
	March 31,
	2023	2022
North America	981	831
International	915	823
Worldwide	1,896	1,654

Russia Ukraine Conflict

On February 24, 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response we evaluated, and continue to evaluate, our operations, with the immediate priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions.

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

Revenues in Russia were approximately 6% of our total revenues for the three months ended March 31, 2023 and 2022. As of March 31, 2023, our Russia operations include $42 million in cash, $96 million in other current assets, $58 million in property, plant and equipment and other non-current assets, and $45 million in liabilities. As the Russia Ukraine Conflict and related sanctions persist or are escalated, our business may be negatively impacted, potentially lowering revenues or triggering asset impairments in Russia.

Consolidated Statements of Operations - Operating Income Summary

Revenues of $1.2 billion in the three months ended March 31, 2023, increased 26% compared to $938 million in the three months ended March 31, 2022. Year-over-year product revenues increased 29% and service revenues increased 25%. DRE, WCC, and PRI contributed to 32%, 31% and 25% of the increase in revenues, respectively. Geographically, revenue growth was led by improvements in Latin America, Middle East/North Africa/Asia, North America and Europe/Sub-Sahara Africa/Russia which contributed to 36%, 27%, 19% and 18%, of the increase, respectively. Approximately 80% of our revenue increase is due to increased customer demand, which management believes is attributable to greater investment in oil and gas production capacity on a global basis, caused by a desire to drive energy security and to meet global consumption needs. The production capacity increase is consistent with the increase in global rig counts, which increased by 15% year-over-year. Covid-19 and related impacts like travel restrictions were still impacting demand in the three months ended March 31, 2022.

Cost of products and services of $790 million in the three months ended March 31, 2023, increased $108 million, or 16% compared to the three months ended March 31, 2022. Approximately 80% of the increase in cost of products and services was attributable to cost increases necessary to meet increased demand, with the remainder of the increase equally attributable to a shift in service and product mix and inflation in the cost of labor and materials. Our cost of products and services as a percentage of revenues was 67% in the three months ended March 31, 2023, compared to 73% in the three months ended March 31, 2022. The improvement was primarily driven by improved utilization of service-related resources.

Selling, general, administrative and research and development costs of $216 million in the three months ended March 31, 2023, increased $17 million, or 9% compared to $199 million in the three months ended March 31, 2022, primarily reflecting an increase in research and development investment in newer technologies. These costs as a percentage of revenues were 18% in the three months ended March 31, 2023, a decrease compared to 21% in the three months ended March 31, 2022, reflecting our focus on cost control and efficiency.

No restructuring charges were incurred in the three months ended March 31, 2023 and $20 million was incurred in the three months ended March 31, 2022. See “Note 4 – Restructuring Charges” for additional information.

Other charges (credits) in the three months ended March 31, 2023 were a net credit of $5 million and a net charge of $19 million in the three months ended March 31, 2022 related to miscellaneous charges and credits.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest expense, net was $31 million and $48 million in the three months ended March 31, 2023 and 2022, respectively. Interest expense, net primarily represents interest on our outstanding long-term debt offset by interest income. The year-over-year decrease was due in part to lower interest expense after partial repayments of principal since March 31, 2022 and partly due to the increase in interest income, as we reinvest our cash in certain short-term demand deposits. See “Note 7 – Borrowings and Other Debt Obligations” to our Condensed Consolidated Financial Statements for additional details on the long-term debt.

Other Expense, Net

Other expense, net was $35 million and $16 million in the three months ended March 31, 2023 and 2022, respectively. Other expense, net primarily represents foreign exchange losses attributed to currency losses in countries with no or limited markets to hedge, letter of credit fees and other financing charges. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency. Additionally, we enter into certain short-term investments to offset our foreign exchange losses, the gains of which are recorded in “Other Expense, Net”.

Other expense, net in the three months ended March 31, 2023 was primarily attributable to foreign exchange losses in the Argentinian Peso. Other expense, net in the three months ended March 31, 2022 was primarily attributed to changes in fair value and settlements of certain foreign currency forward contracts.

Income Taxes

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered residents for income tax purposes. The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors, which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions, the impacts of tax planning activities and the resolution of tax audits. Our effective rate differs from the Irish statutory tax rate as the majority of our operations are taxed in jurisdictions with different tax rates. In addition, certain charges do not result in significant tax benefit as a result of being attributed to a non-income tax jurisdiction or our inability to forecast realization of the tax benefit of such losses. This is partially offset by the utilization of previously unbenefited deferred tax assets, such as net operating loss carryforwards. Please see “Note 11 – Income Taxes” to our Condensed Consolidated Financial Statements for additional details.

Results of Operations by Segment

Financial information by segment is summarized below.

			Favorable
	Three Months Ended		(Unfavorable)
	March 31,		$	% or bps
(Dollars in millions)	2023	2022	Change
Revenues:
DRE Revenues	$372	$292	$80	27%
WCC Revenues	421	344	77	22%
PRI Revenues	349	286	63	22%
All Other	44	16	28	175%
Total Revenues	$1,186	$938	$248	26%

Operating Income:
DRE Segment Adjusted EBITDA	$108	$59	$49	83%
WCC Segment Adjusted EBITDA	96	67	29	43%
PRI Segment Adjusted EBITDA	68	39	29	74%
Corporate and Other	(3)	(14)	11	79%
Depreciation and Amortization	(80)	(87)	7	8%
Share-Based Compensation	(9)	(7)	(2)	(29)%
Restructuring Charges	—	(20)	20	100%
Other (Charges) Credits	5	(19)	24	126%
Operating Income	$185	$18	$167	928%

Margins:
DRE Segment Adjusted EBITDA Margin	29.0%	20.2%	n/m	880	bps
WCC Segment Adjusted EBITDA Margin	22.8%	19.5%	n/m	330	bps
PRI Segment Adjusted EBITDA Margin	19.5%	13.6%	n/m	590	bps

DRE Results

DRE revenues of $372 million in the three months ended March 31, 2023, increased $80 million, or 27% compared to $292 million in the three months ended March 31, 2022. DRE segment adjusted EBITDA of $108 million in the three months ended March 31, 2023, increased $49 million, or 83% compared to $59 million in the three months ended March 31, 2022. DRE segment adjusted EBITDA margin was 29.0% in the three months ended March 31, 2023, compared to 20.2% in the three months ended March 31, 2022.

Approximately 70% of the revenue increase was from drilling-related services. Geographically, Latin America contributed approximately 50% to the overall revenue growth, with each remaining geography contributing equally. The increase in revenue was approximately 70% attributable to higher activity with the remainder primarily attributable to pricing. The improvement in segment adjusted EBITDA was equally attributable to higher activity and pricing including timing of cost inflation related recoveries.

WCC Results

WCC revenues of $421 million in the three months ended March 31, 2023, increased $77 million, or 22% compared to $344 million in the three months ended March 31, 2022. WCC segment adjusted EBITDA of $96 million in the three months ended March 31, 2023, increased $29 million, or 43% compared to $67 million in the three months ended March 31, 2022. WCC segment adjusted EBITDA margin was 22.8% in the three months ended March 31, 2023, compared to 19.5% in the three months ended March 31, 2022.
Approximately 80% of the revenue increase was from cementation products, completions and tubular running services. Geographically, international regions contributed approximately 85% to the overall revenue growth, with each international region contributing equally. The increase in revenue and segment adjusted EBITDA was primarily attributable to higher activity, resulting in margin fall through.

PRI Results

PRI revenues of $349 million in the three months ended March 31, 2023, increased $63 million, or 22% compared to $286 million in the three months ended March 31, 2022. PRI segment adjusted EBITDA of $68 million in the three months ended March 31, 2023, increased $29 million, or 74% compared to $39 million in the three months ended March 31, 2022. PRI segment adjusted EBITDA margin was 19.5% in the three months ended March 31, 2023, an improvement compared to 13.6% in the three months ended March 31, 2022.

Approximately 90% of the revenue increase was from intervention services and drilling tools, pressure pumping and artificial lift. Geographically, international regions contributed approximately 65% to the overall revenue growth, with each international region contributing equally. The increase in revenue and segment adjusted EBITDA was primarily attributable to higher activity, resulting in margin fall through.

Corporate and Other

Corporate and other was a net expense of $3 million in the three months ended March 31, 2023 compared to $14 million in the three months ended March 31, 2022. The year-over-year decrease was primarily due to improved results in other non-core businesses that did not individually meet the criteria for segment reporting and from our focus on cost control and efficiency.

Depreciation and Amortization

Depreciation and amortization was $80 million in the three months ended March 31, 2023 compared to $87 million in the three months ended March 31, 2022, respectively. The year-over-year decrease was primarily from a lower asset base.

Share-based Compensation Expense

We recognized $9 million of share-based compensation expense in the three months ended March 31, 2023, an increase of $2 million compared to $7 million of share-based compensation expense in the three months ended March 31, 2022. The increase was attributable to a higher number of performance share units expected to vest.

Restructuring Charges

No restructuring charges were incurred in the three months ended March 31, 2023 and $20 million was incurred in the three months ended March 31, 2022. See “Note 4 – Restructuring Charges” for additional information.

Other (Charges) Credits

Other (charges) credits in the three months ended March 31, 2023 were a net credit of $5 million and a net charge of $19 million in the three months ended March 31, 2022 related to miscellaneous charges and credits.

Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include but are not limited to: inflation; geopolitical uncertainty; supply chain disruptions; energy policies at local and regional levels; and, the price of oil and natural gas. For 2023, we expect continued growth in our customer activity levels and notwithstanding recessionary concerns, we expect continued improvement in our customer activity, especially in international markets. However, we continue to closely monitor the global market and are well positioned to pivot our strategy as changes in external factors require.

Our customers continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and pressures us to deliver our products and services at competitive rates. While we believe we are well positioned to satisfy our customers’ needs, the level of improvement in our businesses in the future will continue to depend heavily on pricing, volume of work, our ability to offer cost efficient, innovative and effective technology solutions, and our success in gaining market share in new and existing markets.

We continue to follow our long-term strategy, aimed at achieving sustainable profitability and cash flow generation in our businesses, servicing our customers and creating value for our shareholders. Our long-term success will be determined by our ability to effectively manage the cyclicality of our industry, including growth during the current up-cycles and potential prolonged industry downturns, our ability to respond to industry changes and demands, while managing through risks we may be exposed to, and ultimately our ability to generate consistent positive cash flow and positive returns on invested capital.

Liquidity and Capital Resources

At March 31, 2023, we had cash and cash equivalents of $833 million and $150 million in restricted cash, compared to $910 million of cash and cash equivalents and $202 million in restricted cash at December 31, 2022.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Net Cash Provided by (Used in) Operating Activities	$84	$(64)
Net Cash Provided by (Used in) Investing Activities	$(64)	$9
Net Cash Used in Financing Activities	$(127)	$(5)

Operating Activities

Cash provided by operating activities was $84 million for the three months ended March 31, 2023. The primary source of cash provided by operating activities was higher operating income that more than offset higher operating and seasonal working capital requirements.

Cash used in operating activities was $64 million for the three months ended March 31, 2022. The primary uses of cash in operating activities were driven by seasonal working capital requirements.

Investing Activities

Cash used in investing activities was $64 million for the three months ended March 31, 2023. The primary investing activity was cash used for capital expenditures of $64 million.

Cash provided by investing activities was $9 million for the three months ended March 31, 2022. The primary investing activities included proceeds from a settlement of escrow related to the sale of business for $9 million, cash used for capital expenditures of $20 million, which was offset by proceeds from the sale of assets of $20 million.

Financing Activities

Cash used in financing activities was $127 million for the three months ended March 31, 2023. The primary uses of cash were $66 million for repayments and repurchases of long-term debt and $52 million in tax remittances on equity awards vested. The tax remittances were higher relative to the three months ended March 31, 2022 due to an increase in both the share price and the quantity of shares vested.

Cash used in financing activities was $5 million for the three months ended March 31, 2022 which includes $4 million of finance lease payments and $1 million in tax remittances on equity awards vested.

Sources of Liquidity

Our sources of available liquidity include cash generated by our operations, cash and cash equivalent balances, and accounts receivable factoring. From time to time, we may enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy. We historically have accessed banks for short-term loans and the capital markets for debt and equity offerings. Based upon current and anticipated levels of operations and our 2021 refinancing transactions, we expect to have sufficient cash from operations and cash on hand to fund our cash requirements (discussed below and in “Note 7 – Borrowings and Other Debt Obligations”) and financial obligations, both in the short-term and long-term.

Cash Requirements

Our cash requirements will continue to include payments for principal and interest on our long-term debt, capital expenditures, payments on our finance and operating leases, payments for short-term working capital needs and operating costs.

To the extent business activity continues to rise, we expect to make more tax payments and to utilize cash on reducing our debt structure and invest in capital assets and our working capital. Our cash requirements also include personnel costs including awards under our employee incentive programs as well as other amounts to settle litigation related matters.

As of March 31, 2023, we had outstanding debt of $105 million in aggregate principal amount for our Exit Notes maturing on December 1, 2024 (which we announced on April 20, 2023 that we intend to redeem in total on May 22, 2023), $441 million in aggregate principal amount for our 2028 Senior Secured Notes and $1.6 billion in aggregate principal amount for our 2030 Senior Notes. For these notes, after the May 2023 redemption of the Exit Notes, we expect $173 million in interest payments annually in 2023 and approximately $167 million in interest payments annually, beginning in 2024 until the maturity of these obligations. See “Note 7 – Borrowings and Other Debt Obligations” for additional information.

Our capital spending for 2023 is projected to be between $200 million to $230 million. Our payments on our operating and finance leases in 2023 are expected to be approximately $64 million and $19 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At March 31, 2023 we had approximately $174 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Based on the nature of our structure, other than the restrictions noted above, we foresee we will be able to redeploy cash with minimal to no incremental tax.

Ratings Services’ Credit Ratings

Our credit ratings at March 31, 2023 were maintained since December 31, 2022.

•Standard and Poor’s corporate family and senior unsecured notes ratings are at B, and our senior secured notes and Credit Agreement ratings are BB-. The outlook is stable.
•Moody’s Investors Service corporate family rating is at B2, our senior unsecured notes rating is at B3, and our senior secured notes and Credit Agreement ratings are at Ba3. The outlook is stable.

Customer Receivables

We may experience delayed customer payments and payment defaults due to, among other reasons, a weaker economic environment, reductions in our customers’ cash flow from operations, our customers’ inability to access credit markets, as well as unsettled political conditions. Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices. Adjustments to the allowance are made depending on how potential issues are resolved and the financial condition of our customers. In addition, our customers are primarily in fossil fuel-related industries and broad declines in demand for or pricing of oil or natural gas might impact the collections of our customer receivables.

As of December 31, 2022 and March 31, 2023, our net accounts receivables in Mexico comprised 21% and 27% of our total net account receivables, respectively. From time to time, we experience delays in payments from customers in Mexico, and although the balances due are not in dispute and we do not expect to have any material write-offs of receivables, delays or failure to pay in the future could differ from management’s expectations and negatively impact future results of the company.

As of December 31, 2022 and March 31, 2023, net accounts receivables in the U.S. comprised 12% of total net accounts receivables. Except for the above, no other country accounted for more than 10% of our net accounts receivables balance.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discount and hold-back. During the three months ended March 31, 2023 and 2022, we sold accounts receivable balances of $46 million and $17 million, and received cash proceeds of $42 million and $15 million, respectively.

Guarantees

Our Exit Notes and 2028 Senior Secured Notes were issued by Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and guaranteed by the Company and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”) and other subsidiary guarantors party thereto.

Our 2030 Senior Notes were originally co-issued by Weatherford Bermuda and Weatherford Delaware and guaranteed by the Company and other subsidiary guarantors party thereto.

Credit Agreement, Letter of Credit and Surety Bonds
Weatherford Bermuda, Weatherford Delaware, and Weatherford Canada Ltd. (“Weatherford Canada”), together, as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement allows for a total commitment amount of $400 million maturing on October 17, 2026 (subject to a $250 million minimum liquidity covenant and a minimum interest coverage ratio and maximum ratio of funded debt), provided that no more than $50 million of our Exit Notes are outstanding on August 30, 2024 (otherwise the maturity date becomes August 30, 2024). On March 24, 2023, we further amended the Credit Agreement to permit unlimited prepayments and other redemptions of indebtedness subject to (i) the ratio of funded debt (net of unrestricted cash in excess of $400 million) to consolidated adjusted EBITDA as defined in the Credit Agreement, not exceeding 2.50 to 1.00, (ii) no default or event of default existing and (iii) aggregate proforma liquidity in the event of a debt reduction equaling or exceeding $300 million (which previously was $350 million). The material terms of the Credit Agreement or exceeding $300 million (which previously was $350 million). The material terms of the Credit Agreement are otherwise unchanged. The obligations under the Credit Agreement are guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries.

As of March 31, 2023, we had $405 million of letters of credit outstanding, consisting of the $253 million under the Credit Agreement and another $152 million under various uncommitted bi-lateral facilities (of which there was $146 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). At March 31, 2023, we had $147 million remaining letters of credit available under our Credit Agreement.

We utilize surety bonds as part of our customary business practice in Latin America. As of March 31, 2023, we had surety bonds outstanding of $430 million. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, or if earlier, as of the date they were made, and we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under “Part II – Other Information – Item 1A. Risk Factors”, sets forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

•global political, economic and market conditions, banking crises, political disturbances, war, terrorist attacks, changes in global trade policies, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict);

• general global economic repercussions related to U.S. and global inflationary pressures and potential recessionary concerns;
•    failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to those related to the Russia Ukraine Conflict, and environmental and tax and accounting laws, rules and regulations.
•    changes in, and the administration of, treaties, laws, and regulations, including in response to issues related to the Russia Ukraine Conflict and the potential for such issues to exacerbate other risks we face, including those related to the other risks and uncertainties listed or referenced;
•    cybersecurity incidents, as our reliance on digital technologies increases, those digital technologies may become more vulnerable and/or experience a higher rate of cybersecurity attacks, intrusions or incidents in the current environment of remote connectivity, as well as increased geopolitical conflicts and tensions, including as a result of the Russia Ukraine Conflict;
•    our ability to comply with, and respond to, climate change, environmental, social and governance and other “sustainability” initiatives and future legislative and regulatory measures both globally and in the specific geographic regions in which we and our customers operate;
•    our ability to effectively and timely address the need to conduct our operations and provision of services to our customers more sustainably and with a lower carbon footprint;
•    risks associated with disease outbreaks and other public health issues, including the COVID-19 pandemic, their impact on the global economy and the business of our company, customers, suppliers and other partners;
•    further spread and potential for a resurgence of a pandemic in a given geographic region and related disruptions to our business, employees, customers, suppliers and other partners and additional regulatory measures or voluntary actions that may be put in place to limit the spread of the COVID-19 pandemic, including vaccination requirements and the associated availability of vaccines, restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions;
•    the price and price volatility of, and demand for, oil, natural gas and natural gas liquids;
•    member-country quota compliance within the Organization of Petroleum Exporting Countries;
•    our ability to realize expected revenues and profitability levels from current and future contracts;
•    our ability to generate cash flow from operations to fund our operations;
•    our ability to effectively and timely adapt our technology portfolio, products and services to address and participate in changes to the market demands for the transition to alternate sources of energy such as geothermal, carbon capture and responsible abandonment, including our digitalization efforts;
• increases in the prices, lead times and lack of availability of our procured products and services;
• our ability to timely collect from customers;
• our ability to realize cost savings and business enhancements from our revenue and cost improvement efforts;
• our ability to attract, motivate and retain employees, including key personnel;
• our ability to access to capital markets on terms that are commercially acceptable to the Company;
• our ability to manage our workforce, supply chain challenges and disruptions, business processes, information technology systems and technological innovation and commercialization, including the impact of our organization restructure, business enhancements, improvement efforts and the cost and support reduction plans;
• our ability to service our debt obligations;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other than the change in fair value of our debt as discussed in “Note 7 – Borrowings and Other Debt Obligations” in the Notes to Condensed Consolidated Financial Statements, our exposure to market risk has not changed materially since December 31, 2022.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

See “Note 8 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2022 Form 10-K, Part I, under the heading “Item 1A. Risk Factors” and other information included and incorporated by reference in this report. As of March 31, 2023, there have been no material changes in our assessment of our risk factors from the aforementioned.

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
10.1
Third Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2023, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., Weatherford International plc and Wells Fargo Bank, National Association, as administrative agent.
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 24, 2023	File No. 1-36504
*10.2	Third Amended and Restated Change in Control Severance Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.3	Third Amended and Restated 2019 Equity Incentive Plan	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.4	Form of Executive Officer Restricted Share Unit Award Agreement	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.5	Form of Executive Officer Performance Share Unit Award Agreement	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.6	Form of Non-Executive Director Restricted Share Unit Award Agreement	Exhibit 10.5 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	April 26, 2023	By:	/s/ Arunava Mitra
Arunava Mitra
Executive Vice President and Chief Financial Officer

Date:	April 26, 2023	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and Chief Accounting Officer