Form 10-Q
period 2023-06-30
Weatherford International plc
filed 2023-07-26
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of July 19, 2023, there were 72,074,659 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Second Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in millions, except per share amounts)	2023	2022	2023	2022
Revenues:
Services	$794	$656	$1,535	$1,249
Products	480	408	925	753
Total Revenues	1,274	1,064	2,460	2,002

Costs and Expenses:
Cost of Services	499	418	949	803
Cost of Products	348	338	688	635
Research and Development	27	22	53	43
Selling, General and Administrative	198	196	388	374
Other Charges (Credits)	1	(14)	(4)	25
Total Costs and Expenses	1,073	960	2,074	1,880
Operating Income	201	104	386	122
Interest Expense, Net of Interest Income of $16, $6, $32 and $11	(31)	(48)	(62)	(96)
Loss on Blue Chip Swap Securities	(57)	—	(57)	—
Other Expense, Net	(39)	(32)	(74)	(48)
Income (Loss) Before Income Taxes	74	24	193	(22)
Income Tax Benefit (Provision)	16	(12)	(22)	(40)
Net Income (Loss)	90	12	171	(62)
Net Income Attributable to Noncontrolling Interests	8	6	17	12
Net Income (Loss) Attributable to Weatherford	$82	$6	$154	$(74)

Basic Income (Loss) per Share	$1.14	$0.08	$2.14	$(1.04)
Basic Weighted Average Shares Outstanding	72	71	72	71

Diluted Income (Loss) per Share	$1.12	$0.08	$2.11	$(1.04)
Diluted Weighted Average Shares Outstanding	73	73	73	71

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2023	2022	2023	2022
Net Income (Loss)	$90	$12	$171	$(62)
Foreign Currency Translation Adjustments	(10)	59	(7)	59
Comprehensive Income (Loss)	80	71	164	(3)
Comprehensive Income Attributable to Noncontrolling Interests	8	6	17	12
Comprehensive Income (Loss) Attributable to Weatherford	$72	$65	$147	$(15)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars and shares in millions, except par value)	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash and Cash Equivalents	$787	$910
Restricted Cash	135	202
Accounts Receivable, Net of Allowance for Credit Losses of $19 at June 30, 2023 and $26 at December 31, 2022	1,068	989
Inventories, Net	751	689
Other Current Assets	230	253
Total Current Assets	2,971	3,043
Property, Plant and Equipment, Net of Accumulated Depreciation of $825 at June 30, 2023 and $773 at December 31, 2022	906	918
Intangible Assets, Net of Accumulated Amortization of $560 at June 30, 2023 and $480 at December 31, 2022	440	506
Operating Lease Assets	127	115
Other Non-Current Assets	204	138
Total Assets	$4,648	$4,720

Liabilities:
Current Portion of Long-term Debt	$33	$45
Accounts Payable	502	460
Accrued Salaries and Benefits	293	367
Income Taxes Payable	162	141
Current Portion of Operating Lease Liabilities	42	44
Other Current Liabilities	432	413
Total Current Liabilities	1,464	1,470
Long-term Debt	1,993	2,203
Operating Lease Liabilities	125	117
Non-current Taxes Payable	257	251
Other Non-Current Liabilities	137	128
Total Liabilities	$3,976	$4,169

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 72 shares at June 30, 2023 and 71 at December 31, 2022	$—	$—
Capital in Excess of Par Value	2,891	2,928
Retained Deficit	(2,217)	(2,371)
Accumulated Other Comprehensive Loss	(29)	(22)
Weatherford Shareholders’ Equity	645	535
Noncontrolling Interests	27	16
Total Shareholders’ Equity	672	551
Total Liabilities and Shareholders’ Equity	$4,648	$4,720

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Cash Flows From Operating Activities:
Net Income (Loss)	$171	$(62)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	161	177
Loss on Blue Chip Swap Securities	57	—
Asset Write-downs and Other Charges	—	6
Inventory Charges	11	24
Gain on Disposition of Assets	(7)	(14)
Deferred Income Tax Provision (Benefit)	(53)	6
Share-Based Compensation	17	13
Changes in Operating Assets and Liabilities, Net:
Accounts Receivable	(83)	(86)
Inventories	(75)	(71)
Accounts Payable	68	62
Other Assets and Liabilities, Net	18	(59)
Net Cash Provided by (Used in) Operating Activities	285	(4)
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(100)	(44)
Proceeds from Disposition of Assets	14	43
Purchases of Blue Chip Swap Securities	(110)	—
Proceeds from Sales of Blue Chip Swap Securities	53	—
Other Investing Activities	21	8
Net Cash Provided by (Used in) Investing Activities	(122)	7
Cash Flows From Financing Activities:
Repayments and Repurchases of Long-term Debt	(230)	(7)
Tax Remittance on Equity Awards Vested	(54)	(3)
Other Financing Activities	(13)	(15)
Net Cash Used in Financing Activities	(297)	(25)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(56)	(1)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(190)	(23)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,112	1,113
Cash, Cash Equivalents and Restricted Cash at End of Period	$922	$1,090
Supplemental Cash Flow Information:
Interest Paid	$95	$117
Income Taxes Paid, Net of Refunds	$64	$42

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2022 Form 10-K for the discussion on our significant accounting policies. Certain reclassifications have been made to these Condensed Consolidated Financial Statements and accompanying footnotes for the three and six months ended June 30, 2022 to conform to the presentation for the three and six months ended June 30, 2023.

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

Our primary measure of segment profitability is segment adjusted EBITDA, which is based on segment earnings before interest, taxes, depreciation, amortization, share-based compensation expense and other adjustments. Research and development expenses are included in segment adjusted EBITDA. All other includes results from non-core business activities (including integrated services and projects), and corporate includes overhead support and centrally managed or shared facilities costs. All other and corporate do not individually meet the criteria for segment reporting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Revenues:
DRE Revenues	$394	$317	$766	$609
WCC Revenues	440	383	861	727
PRI Revenues	366	345	715	631
All Other	74	19	118	35
Total Revenues	$1,274	$1,064	$2,460	$2,002

Operating Income:
DRE Segment Adjusted EBITDA	$106	$69	$214	$128
WCC Segment Adjusted EBITDA	109	67	205	134
PRI Segment Adjusted EBITDA	81	68	149	107
All Other	9	—	18	2
Corporate	(14)	(18)	(26)	(34)
Depreciation and Amortization	(81)	(90)	(161)	(177)
Share-Based Compensation	(8)	(6)	(17)	(13)
Other (Charges) Credits	(1)	14	4	(25)
Operating Income	$201	$104	$386	$122

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

We lease drilling tools, artificial lift pumping equipment and other unmanned equipment to customers as operating leases. These equipment rental revenues are generally provided based on call-out work orders that include fixed per unit prices and are derived from short-term contracts. Equipment rental revenues were $39 million and $72 million in the three and six months ended June 30, 2023, respectively, and $35 million and $66 million for the three and six months ended June 30, 2022, respectively.

The following table disaggregates our revenues from contracts with customers by geographic region and includes equipment rental revenues. North America in the table below consists of the U.S. and Canada.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Revenues by Geographic Areas:
Middle East/North Africa/Asia	$421	$350	$797	$660
North America	265	268	551	506
Latin America	371	265	688	492
Europe/Sub-Sahara Africa/Russia	217	181	424	344
Total Revenues	$1,274	$1,064	$2,460	$2,002

Contract Balances

The timing of our revenue recognition, billings and cash collections results in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of June 30, 2023 and December 31, 2022:

(Dollars in millions)	June 30, 2023	December 31, 2022
Receivables for Product and Services in Accounts Receivable, Net	$1,036	$954
Receivables for Equipment Rentals in Account Receivable, Net	$32	$35
Accounts Receivable, Net	$1,068	$989

Contract Assets in Other Current Assets	$52	$39
Contract Assets in Other Non-Current Assets	$27	$21
Contract Liabilities in Other Current Liabilities	$36	$54
Contract Liabilities in Other Non-Current Liabilities	$3	$—

4 – Inventories, Net

Inventories, net of reserves of $126 million and $129 million as of June 30, 2023 and December 31, 2022, respectively, are presented by category in the table below:

(Dollars in millions)	June 30, 2023	December 31, 2022
Finished Goods	$645	$601
Work in Process and Raw Materials, Components and Supplies	106	88
Inventories, Net	$751	$689

The change in inventory reserves includes the inventory charges below, primarily offset by the disposal of inventory previously reserved. Inventory charges were recognized in the following captions on our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Inventory Charges in “Cost of Products”	$—	$9	$11	$20
Inventory Charges in “Other Charges (Credits)”	—	—	—	4
Total Inventory Charges	$—	$9	$11	$24

5 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	June 30, 2023	December 31, 2022
Developed and Acquired Technology, Net of Accumulated Amortization of $419 at June 30, 2023 and $359 at December 31, 2022	$186	$232
Trade Names, Net of Accumulated Amortization of $141 at June 30, 2023 and $121 at December 31, 2022	254	274
Intangible Assets, Net of Accumulated Amortization of $560 at June 30, 2023 and $480 at December 31, 2022	$440	$506

Amortization expense was $40 million and $80 million in the three and six months ended June 30, 2023, respectively, and $39 million and $78 million in the three and six months ended June 30, 2022, respectively, and was reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations.

6 – Borrowings and Other Debt Obligations

(Dollars in millions)	June 30, 2023	December 31, 2022
Current Portion of Finance Leases	$16	$14
Current Portion of 6.50% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	17	11
Current Portion of 11.00% Exit Notes due 2024 “Exit Notes”	—	20
Current Portion of Long-term Debt	$33	$45

11.00% Exit Notes due 2024 “Exit Notes”	$—	$105
6.50% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	370	471
8.625% Senior Notes due 2030 “2030 Senior Notes”	1,586	1,586
Long-term Portion Finance Leases	37	41
Long-term Debt	$1,993	$2,203

Exit Notes

On December 13, 2019, Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”) issued 11.00% senior unsecured notes in aggregate principal amount of $2.1 billion maturing December 1, 2024 (the “Exit Notes”). Interest was payable semiannually on June 1 and December 1 of each year. The Exit Notes have been refinanced or redeemed in the years since issuance. During 2023, we redeemed $20 million in principal of our Exit Notes in the first quarter and redeemed the remaining principal of $105 million in the second quarter.

2028 Senior Secured Notes

On September 30, 2021, Weatherford Bermuda issued 6.50% senior secured notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest is payable semiannually on September 15 and March 15 of each year, and commenced on March 15, 2022. On April 19, 2023, Weatherford Bermuda, the Company and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), entered into a Second Supplemental Indenture relating to the 2028 Senior Secured Notes which amended the “Limitation on Restricted Payments” covenant to permit the purchase, repurchase, redemption, defeasance or other acquisition or retirement of the Exit Notes. In the second quarter of 2023 and for the six months ended June 30, 2023, we repurchased $54 million and $96 million in principal, respectively, of our 2028 Senior Secured Notes. At June 30, 2023, the carrying value represents the remaining unpaid principal of $396 million offset by unamortized deferred issuance cost of $9 million. At December 31, 2022, the carrying value represented unpaid principal of $492 million offset by unamortized deferred issuance cost of $10 million.

2030 Senior Notes

On October 27, 2021, Weatherford Bermuda issued 8.625% senior notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently releases the guarantee of Weatherford Delaware. At June 30, 2023 and December 31, 2022, the carrying value represents the remaining unpaid principal of $1.6 billion offset by unamortized deferred issuance cost of $14 million in each period, respectively.

Credit Agreement

Weatherford Bermuda, Weatherford Delaware, and Weatherford Canada Ltd. (“Weatherford Canada”), together, as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement allows for a total commitment amount of $400 million maturing on October 17, 2026 (subject to a $250 million minimum liquidity covenant and a minimum interest coverage ratio and maximum ratio of funded debt). On March 24, 2023, we further amended the Credit Agreement to permit unlimited prepayments and other redemptions of indebtedness subject to (i) the ratio of funded debt (net of unrestricted cash in excess of $400 million) to consolidated adjusted EBITDA as defined in the Credit Agreement, not exceeding 2.50 to 1.00, (ii) no default or event of default existing and (iii) aggregate proforma liquidity in the event of a debt reduction equaling or exceeding $300 million (which previously was $350 million). The material terms of the Credit Agreement are otherwise unchanged. The obligations under the Credit Agreement are guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries.

As of June 30, 2023, we had $385 million of letters of credit outstanding, consisting of the $250 million under the Credit Agreement and another $135 million under various uncommitted bi-lateral facilities (of which there was $128 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). As of December 31, 2022, we had $395 million of letters of credit outstanding, consisting of the $195 million under the Credit Agreement and another $200 million under various uncommitted bi-lateral facilities (of which there was $199 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). As of June 30, 2023 and December 31, 2022, our revolving loan capacity available was $45 million, respectively.

Accrued Interest

As of June 30, 2023 and December 31, 2022, we had accrued interest of approximately $19 million and $22 million, respectively, in “Other Current Liabilities” primarily related to our outstanding debt as of the respective dates.

Fair Value

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

	June 30, 2023		December 31, 2022
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
11.00% Exit Notes due 2024	$—	$—	$125	$128
6.50% Senior Secured Notes due 2028	387	397	482	482
8.625% Senior Notes due 2030	1,586	1,626	1,586	1,544
Long-Term Debt (excluding Finance Leases)	$1,973	$2,023	$2,193	$2,154

7 – Disputes, Litigation and Legal Contingencies

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 were $46 million and $41 million, respectively.

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

8 – Shareholders’ Equity

The change in shares issued and outstanding on our Condensed Consolidated Balance Sheets from 71 million as of December 31, 2022 to 72 million as of June 30, 2023, was due to equity awards granted, vested, and exercised, net of shares withheld for taxes. The following summarizes our shareholders’ equity activity for the three and six months ended June 30, 2023 and 2022:

(Dollars in millions)	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2022	$2,928	$(2,371)	$(22)	$16	$551
Net Income	—	72	—	9	81
Dividends to Noncontrolling Interests	—	—	—	(6)	(6)
Equity Awards Granted, Vested and Exercised, Net of Shares Withheld for Taxes	(43)	—	—	—	(43)
Other Comprehensive Income	—	—	3	—	3
Balance at March 31, 2023	$2,885	$(2,299)	$(19)	$19	$586
Net Income	—	82	—	8	90
Equity Awards Granted, Vested and Exercised, Net of Shares Withheld for Taxes	6	—	—	—	6
Other Comprehensive Loss	—	—	(10)	—	(10)
Balance at June 30, 2023	$2,891	$(2,217)	$(29)	$27	$672

Balance at December 31, 2021	$2,904	$(2,397)	$(35)	$24	$496
Net Income (Loss)	—	(80)	—	6	(74)
Equity Awards Granted, Vested and Exercised, Net of Shares Withheld for Taxes	4	—	—	—	4
Balance at March 31, 2022	$2,908	$(2,477)	$(35)	$30	$426
Net Income	—	6	—	6	12
Dividends to Noncontrolling Interests	—	—	—	(11)	(11)
Equity Awards Granted, Vested and Exercised, Net of Shares Withheld for Taxes	5	—	—	—	5
Other Comprehensive Income	—	—	59	—	59
Balance at June 30, 2022	$2,913	$(2,471)	$24	$25	$491

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the six months ended June 30, 2023 and 2022:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2022	$(41)	$19	$(22)
Other Comprehensive Loss	(7)	—	(7)
Balance at June 30, 2023	$(48)	$19	$(29)

Balance at December 31, 2021	$(36)	$1	$(35)
Other Comprehensive Income	59	—	59
Balance at June 30, 2022	$23	$1	$24

9 – Income (Loss) per Share

Basic income (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares. Antidilutive shares represent securities that could potentially dilute income (loss) per share in the future, which are excluded from the computation as their impact was antidilutive. These include potential ordinary shares issuable for restricted share units, performance share units, phantom restricted share units, and outstanding warrants. Our basic and dilutive weighted average shares outstanding for periods presented with a net loss are equivalent as the inclusion of potential dilutive securities is antidilutive. A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2023	2022	2023	2022
Net Income (Loss) Attributable to Weatherford	$82	$6	$154	$(74)

Basic Weighted Average Shares Outstanding	72	71	72	71
Dilutive Effect of Awards Granted in Stock Incentive Plans	1	2	1	—
Diluted Weighted Average Shares Outstanding	73	73	73	71

Antidilutive Shares	9	8	9	11
Basic Income (Loss) Per Share Attributable to Weatherford	$1.14	$0.08	$2.14	$(1.04)
Diluted Income (Loss) Per Share Attributable to Weatherford	$1.12	$0.08	$2.11	$(1.04)

10 – Income Taxes

During the first quarter of 2023, the Company changed to calculating the income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes and is no longer applying the exception, which allowed the use of the year-to-date effective tax rate method. We believed the change was appropriate as we are more reliably able to calculate the estimated annual effective tax rate due to sustained profitability and confidence in future earnings. This method is applied for the three and six months ended June 30, 2023.

For the three and six months ended June 30, 2022, we determined our quarterly tax provision using the year-to-date effective tax rate method because the estimated annual approach was not reliable given that small changes in estimated ordinary annual income resulted in significant changes in our estimated annual effective tax rate.

In the three months ended June 30, 2023, we recognized a tax benefit of $16 million and for the six months ended June 30, 2023, we recognized a tax expense of $22 million, compared to the three and six months ended June 30, 2022 where we recognized tax expense of $12 million and $40 million, respectively.

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

During the three and six months ended June 30, 2023, income tax expense was lower by $67 million, respectively, due to the release of valuation allowances and the recognition of a benefit from previously uncertain tax positions in the second quarter. Those benefits were offset by the establishment of valuation allowance of approximately $20 million related to the $57 million loss on the sale of Blue Chip Swap securities in Argentina, further described in the following footnote. During the three and six months ended June 30, 2022, income tax expense was lower by $27 million, respectively, due the recognition of a benefit from previously uncertain tax positions.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of June 30, 2023, we anticipate that it is reasonably possible that our uncertain tax positions of $257 million, including interest and penalties, may decrease by up to $5 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

11 – Blue Chip Swap Securities - Argentina

The functional currency for our Argentine operations is the U.S. dollar and we use Argentina’s official exchange rate to remeasure our Argentine peso-denominated net monetary assets into U.S. dollars at each balance sheet date. The Central Bank of Argentina has maintained certain currency controls that limited our ability to access U.S. dollars in Argentina and to remit cash from our Argentine operations. During the second quarter of 2023 we utilized an indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) to remit U.S. dollars from Argentina through the purchase and sale of BCS securities. The transactions were completed at implied exchange rates (“BCS rates”) that were approximately 106% higher than the official exchange rate resulting in a loss of $57 million during the second quarter of 2023. We continue to use the official exchange rate for remeasurement of our Argentine peso-denominated net monetary assets under U.S. GAAP as the BCS rate does not meet the criteria for remeasurement under U.S. GAAP.

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

We conduct operations in approximately 75 countries, answering the challenges of the energy industry with 340 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed and managed across the life cycle of the wellbore and we report in three segments (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Oil price - WTI (1)	$73.76	$108.72	$74.92	$101.59
Oil price - Brent (1)	$78.32	$113.54	$79.75	$106.92
Natural gas price - Henry Hub (2)	$2.16	$7.48	$2.41	$6.07
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (rounded to the nearest $0.01)

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
North America	836	827	909	829
International	960	816	938	819
Worldwide	1,796	1,643	1,847	1,648

Russia Ukraine Conflict

On February 24, 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response we evaluated, and continue to evaluate, our operations, with the priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions. With respect to our continued operations in Russia, we continuously monitor developments in the conflict, changes in sanctions against Russia and restrictions imposed on western companies operating in Russia along with other associated risks including potential nationalization of our assets in Russia.

Revenues in Russia were approximately 6% of our total revenues for both the three and six months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023, our Russia operations include $57 million in cash, $85 million in other current assets, $58 million in property, plant and equipment and other non-current assets, and $44 million in liabilities. As the Russia Ukraine Conflict and related sanctions persist or are escalated, our business may be negatively impacted, potentially lowering revenues or triggering asset impairments in Russia.

Consolidated Statements of Operations - Operating Summary

Revenues of $1.3 billion and $2.5 billion in the three and six months ended June 30, 2023, increased 20% and 23% compared to $1.1 billion and $2.0 billion in the three and six months ended June 30, 2022, respectively. Year-over-year in the second quarter, product revenues increased 18% and service revenues increased 21%. DRE, WCC, and PRI contributed to 37%, 27% and 10% of the increase in revenues, respectively, with the remainder coming from higher activity in integrated services and projects. Year-over-year in the six months ended June 30, product revenues increased 23% and service revenues increased 23%. DRE, WCC, and PRI contributed to 34%, 29% and 18% of the increase in revenues, respectively, with the remaining 18% from higher activity in integrated services and projects.

Approximately 80% of our revenue increase in each of the three and six months June 30, was due to increased customer demand, which management believes is attributable to greater investment in oil and gas production capacity on a global basis, caused by a desire to drive energy security and to meet global consumption needs. The production capacity increase is consistent with the increase in global rig counts, which increased by 9% and 12% year-over-year in the three and six months ended June 30, respectively.

Geographically, the year-over-year second quarter revenue growth was led by improvements in Latin America, Middle East/North Africa/Asia, and Europe/Sub-Sahara Africa/Russia, which contributed to 50%, 34%, and 17% of the increase, respectively, partially offset by decline of 1% in North America. The year-over-year six months ended June 30 revenue growth was led by improvements in Latin America, Middle East/North Africa/Asia, Europe/Sub-Sahara Africa/Russia and North America, which contributed to 43%, 30%, 17% and 10% of the increase, respectively.

In the three and six months ended June 30, 2023, the U.S. accounted for 17% and 18% of revenue, respectively, and Mexico accounted for 13% in each period, respectively. In the three and six months ended June 30, 2022, the U.S. accounted for 19% of revenue in each period. No other country accounted for more than 10% of our revenue in the periods presented in these financials.

Cost of products and services of $847 million and $1.6 billion in the three and six months ended June 30, 2023, increased 12% and 14% compared to $756 million and $1.4 billion in the three and six months ended June 30, 2022, respectively. Approximately 80% of our increase in each of the three and six months ended June 30, 2023 was attributable to cost increases necessary to meet increased demand, with a larger portion of the remainder from a shift in service and product mix and the rest due to inflation in the cost of labor and materials. Our cost of products and services as a percentage of revenues was 66% and 67% in the three and six months ended June 30, 2023, compared to 71% and 72% in the three and six months ended June 30, 2022. The improvement was primarily driven by improved utilization of service-related resources.

Selling, general, administrative and research and development costs of $225 million and $441 million in the three and six months ended June 30, 2023, increased 3% and 6% compared to $218 million and $417 million in the three and six months ended June 30, 2022, respectively. The increase primarily reflects an increase in research and development investment in newer technologies and an increase in overhead to support the organization growth. Selling, general, administrative and research and development costs as a percentage of revenues was 18% in both in the three and six months ended June 30, 2023, respectively, a decrease compared to 21% in both the three and six months ended June 30, 2022.

Interest Expense, Net

Interest expense, net was $31 million and $62 million in the three and six months ended June 30, 2023, respectively, and $48 million and $96 million in the three and six months ended June 30, 2022. Interest expense, net is interest expense net of interest income, and overall has decreased in the periods presented primarily due to a decrease in interest expense on our outstanding long-term debt and an increase of interest income.

Interest expense was $47 million and $94 million in the three and six months ended June 30, 2023, respectively, and $54 million and $107 million in the three and six months ended June 30, 2022, respectively. Interest expense has decreased in the periods presented primarily due to the reduction in our outstanding long-term debt. As of June 30, 2023, we have fully repaid our outstanding Exit Notes and have made partial repurchases of principal on our 2028 Senior Secured Notes since June 30, 2022. See “Note 6 – Borrowings and Other Debt Obligations” to our Condensed Consolidated Financial Statements for additional details.

Interest income was $16 million and $32 million in the three and six months ended June 30, 2023, respectively, and $6 million and $11 million in the three and six months ended June 30, 2022. Interest income has increased primarily due to higher interest rates on short-term demand deposits.

Loss on Blue Chip Swap Securities

An indirect foreign exchange mechanism known as the Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from operations in Argentina. We entered into a series of BCS securities transactions that resulted in a “Loss on Blue Chip Swap Securities” of $57 million in both the three and six months ended June 30, 2023. We may enter into additional BCS transactions in the future which may drive additional losses to the extent that the implied exchange rates are higher than the official exchange rates. See “Note 11 – Blue Chip Swap Securities - Argentina” to our Condensed Consolidated Financial Statements for additional details.

Other Expense, Net

Other expense, net was $39 million and $74 million in the three and six months ended June 30, 2023, respectively, and $32 million and $48 million in the three and six ended June 30, 2022, respectively. Other expense, net primarily represents foreign exchange losses attributed to currency losses in countries with no or limited markets to hedge, letter of credit fees and other financing charges, including when applicable, bond redemption premiums partially offset by certain investment gains and losses. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency.

Foreign exchange losses in the three and six months ended June 30, 2023 were primarily attributable to currency losses on the Argentinian Peso. Foreign exchanges losses in the three and six months ended June 30, 2022 were primarily attributed to changes in fair value and settlements of certain foreign currency forward contracts.

Income Taxes

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered residents for income tax purposes. The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors, which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions, the impacts of tax planning activities and the resolution of tax audits. Our effective rate differs from the Irish statutory tax rate as the majority of our operations are taxed in jurisdictions with different tax rates. In addition, certain charges do not result in significant tax benefit as a result of being attributed to a non-income tax jurisdiction or our inability to forecast realization of the tax benefit of such losses. This is partially offset by the utilization of previously unbenefited deferred tax assets, such as net operating loss carryforwards. Please see “Note 10 – Income Taxes” to our Condensed Consolidated Financial Statements for additional details.

Results of Operations by Segment

Financial information by segment is summarized below.

			Favorable
	Three Months Ended		(Unfavorable)
	June 30,		$	% or bps
(Dollars in millions)	2023	2022	Change
Revenues:
DRE Revenues	$394	$317	$77	24%
WCC Revenues	440	383	57	15%
PRI Revenues	366	345	21	6%
All Other	74	19	55	289%
Total Revenues	$1,274	$1,064	$210	20%

Operating Income:
DRE Segment Adjusted EBITDA	$106	$69	$37	54%
WCC Segment Adjusted EBITDA	109	67	42	63%
PRI Segment Adjusted EBITDA	81	68	13	19%
All Other	9	—	9	n/m
Corporate	(14)	(18)	4	22%
Depreciation and Amortization	(81)	(90)	9	10%
Share-Based Compensation	(8)	(6)	(2)	(33)%
Other (Charges) Credits	(1)	14	(15)	(107)%
Operating Income	$201	$104	$97	93%

Margins:
DRE Segment Adjusted EBITDA Margin	26.9%	21.8%	n/m	510	bps
WCC Segment Adjusted EBITDA Margin	24.8%	17.5%	n/m	730	bps
PRI Segment Adjusted EBITDA Margin	22.1%	19.7%	n/m	240	bps

			Favorable
	Six Months Ended		(Unfavorable)
	June 30,		$	% or bps
(Dollars in millions)	2023	2022	Change
Revenues:
DRE Revenues	$766	$609	$157	26%
WCC Revenues	861	727	134	18%
PRI Revenues	715	631	84	13%
All Other	118	35	83	237%
Total Revenues	$2,460	$2,002	$458	23%

Operating Income:
DRE Segment Adjusted EBITDA	$214	$128	$86	67%
WCC Segment Adjusted EBITDA	205	134	71	53%
PRI Segment Adjusted EBITDA	149	107	42	39%
All Other	18	2	16	800%
Corporate	(26)	(34)	8	24%
Depreciation and Amortization	(161)	(177)	16	9%
Share-Based Compensation	(17)	(13)	(4)	(31)%
Other (Charges) Credits	4	(25)	29	116%
Operating Income	$386	$122	$264	216%

Margins:
DRE Segment Adjusted EBITDA Margin	27.9%	21.0%	n/m	690	bps
WCC Segment Adjusted EBITDA Margin	23.8%	18.4%	n/m	540	bps
PRI Segment Adjusted EBITDA Margin	20.8%	17.0%	n/m	380	bps

DRE Results

DRE revenues of $394 million and $766 million in the three and six months ended June 30, 2023, increased $77 million or 24%, and $157 million or 26%, compared to $317 million and $609 million in the three and six months ended June 30, 2022, respectively.

Of the year-over-year revenue increase in the second quarter of 2023, approximately 65% was from drilling-related services. Geographically, international regions contributed approximately 90% to the overall revenue growth and approximately half of the international growth came from Latin America. The increase in revenue was attributable to higher activity.

Of the year-over-year revenue increase in the six months ended June 30, 2023, approximately 70% was from drilling-related services. Geographically, Latin America contributed approximately 50% to the overall revenue growth, with each remaining geography contributing equally. The increase in revenue was approximately 85% attributable to higher activity with the remainder primarily attributable to pricing.

DRE segment adjusted EBITDA of $106 million and $214 million in the three and six months ended June 30, 2023, increased $37 million or 54%, and $86 million or 67%, compared to $69 million and $128 million in the three and six months ended June 30, 2022. DRE segment adjusted EBITDA margin was 26.9% and 27.9% in the three and six months ended June 30, 2023, compared to 21.8% and 21.0% in the three and six months ended June 30, 2022. The improvement in segment adjusted EBITDA was more than half attributable to pricing, including timing of cost inflation related recoveries with the remainder from higher activity.

WCC Results

WCC revenues of $440 million and $861 million in the three and six months ended June 30, 2023, increased $57 million or 15%, and $134 million or 18%, compared to $383 million and $727 million in the three and six months ended June 30, 2022, respectively.
Of the year-over-year revenue increase in the second quarter 2023, approximately 95% was from completions and cementation products. Geographically, international regions contributed approximately to all of the overall revenue growth, and approximately 55% of the international growth came from Latin America.

Of the year-over-year revenue increase in the six months ended June 30, 2023, approximately 80% was from cementation products and completions. Geographically, international regions contributed approximately 90% to the overall revenue growth, and approximately 40% of the international growth came from Latin America, with the rest of the international regions contributing equally.

WCC segment adjusted EBITDA of $109 million and $205 million in the three and six months ended June 30, 2023, increased $42 million or 63%, and $71 million or 53%, compared to $67 million and $134 million in the three and six months ended June 30, 2022. WCC segment adjusted EBITDA margin was 24.8% and 23.8% in the three and six months ended June 30, 2023, compared to 17.5% and 18.4% in the three and six months ended June 30, 2022. The increase in revenue and segment adjusted EBITDA was primarily attributable to higher activity, resulting in margin fall through.

PRI Results

PRI revenues of $366 million and $715 million in the three and six months ended June 30, 2023, increased $21 million or 6%, and $84 million or 13%, compared to $345 million and $631 million in the three and six months ended June 30, 2022, respectively.

Of the year-over-year revenue increase in the second quarter of 2023, approximately 95% was from intervention services and drilling tools, pressure pumping and artificial lift. Geographically, Latin America contributed approximately 70% to the regions with overall revenue growth, offset by a revenue decline in North America.

Of the year-over-year revenue increase in the six months ended June 30, 2023, approximately 90% was from intervention services and drilling tools, pressure pumping and artificial lift. Geographically, international regions contributed approximately 90% to the overall revenue growth and approximately half of the international growth came from Latin America.

PRI segment adjusted EBITDA of $81 million and $149 million in the three and six months ended June 30, 2023, increased $13 million or 19%, and $42 million, or 39%, compared to $68 million and $107 million in the three and six months ended June 30, 2022. PRI segment adjusted EBITDA margin was 22.1% and 20.8% in the three and six months ended June 30, 2023, an improvement compared to 19.7% and 17.0% in the three and six months ended June 30, 2022. The increase in revenue and segment adjusted EBITDA was primarily attributable to higher activity, resulting in margin fall through.

All Other Results

All Other revenues of $74 million and $118 million in the three and six months ended June 30, 2023, increased $55 million or 289%, and $83 million or 237%, compared to $19 million and $35 million in the three and six months ended June 30, 2022, respectively. The year-over-year increase was primarily due to improved results in integrated services and projects in the Middle East/North Africa/Asia and Latin America that did not individually meet the criteria for segment reporting.

Corporate

Corporate was a net expense of $14 million and $26 million in the three and six months ended June 30, 2023 compared to a net expense of $18 million and $34 million in the three and six months ended June 30, 2022, respectively. The year-over-year decrease in expense was primarily due to the impact of certain one-time items in 2023 and 2022.

Depreciation and Amortization

Depreciation and amortization was $81 million and $161 million in the three and six months ended June 30, 2023 compared to $90 million and $177 million in the three and six months ended June 30, 2022, respectively. The year-over-year decrease was primarily from a lower asset base.

Share-based Compensation Expense

We recognized $8 million and $17 million of share-based compensation expense in the three and six months ended June 30, 2023 compared to $6 million and $13 million of share-based compensation expense in the three and six months ended June 30, 2022, respectively. The increase was primarily attributable to a higher number of performance share units expected to vest.

Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include but are not limited to: inflation; geopolitical uncertainty; supply chain disruptions; energy policies at local and regional levels; rig counts; and the price of oil and natural gas. We continue to expect overall 2023 growth over 2022, led by increased demand in customer activity levels. We continue to closely monitor the global market and are well positioned to pivot our strategy as changes in external factors require.

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

We continue to follow our long-term strategy, aimed at achieving sustainable profitability and cash flow generation in our businesses, servicing our customers and creating value for our shareholders. Our long-term success will be determined by our ability to effectively manage the cyclicality of our industry, including growth during the current up-cycles and potential prolonged industry downturns, our ability to respond to industry changes and demands, manage risks we may be exposed to, and ultimately our ability to generate consistent positive cash flow and positive returns on invested capital.

Liquidity and Capital Resources

At June 30, 2023, we had cash and cash equivalents of $787 million and $135 million in restricted cash, compared to $910 million of cash and cash equivalents and $202 million in restricted cash at December 31, 2022.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Net Cash Provided by (Used in) Operating Activities	$285	$(4)
Net Cash Provided by (Used in) Investing Activities	$(122)	$7
Net Cash Used in Financing Activities	$(297)	$(25)

Operating Activities

Cash provided by operating activities was $285 million for the six months ended June 30, 2023. The primary source of cash provided by operating activities was mostly attributed to more revenues billed from increased demand and more collections that more than offset our operating spend.

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

Investing Activities

Cash used in investing activities was $122 million for the six months ended June 30, 2023. The primary investing activities were cash used for capital expenditures of $100 million and the purchase of Blue Chip Swap securities in Argentina for $110 million. The uses of cash were partially offset by Blue Chip Swap proceeds of $53 million (see Note 11 – Blue Chip Swap Securities - Argentina) and additional cash proceeds of $33 million from the sales of our investments in marketable securities in Argentina, presented as part of “Other Investing Activities”.

Cash provided by investing activities was $7 million for the six months ended June 30, 2022. The primary investing activities included proceeds from the sale of assets of $43 million and a release of funds in escrow related to the sale of business for $9 million, which was offset by cash used for capital expenditures of $44 million.

Financing Activities

Cash used in financing activities was $297 million for the six months ended June 30, 2023. The primary uses of cash were $230 million for repayments and repurchases of long-term debt (see “Note 6 – Borrowings and Other Debt Obligations”) and $54 million in tax remittances on equity awards vested. The tax remittances were higher than the same period of the prior year due to an increase in both the share price and the quantity of shares vested.

Cash used in financing activities was $25 million for the six months ended June 30, 2022. The primary uses of cash were for finance lease payments and dividends paid to noncontrolling interests.

Sources of Liquidity

Our sources of available liquidity include cash generated by our operations, cash and cash equivalent balances, the borrowing capacity available to us under our Credit Agreement and accounts receivable factoring. From time to time, we may enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy. We historically have accessed banks for short-term loans and the capital markets for debt and equity offerings. Based upon current and anticipated levels of operations, we expect to have sufficient cash from operations and cash on hand to fund our cash requirements (discussed below and in “Note 6 – Borrowings and Other Debt Obligations”) and financial obligations, both in the short-term and long-term.

Cash Requirements

Our cash requirements will continue to include payments for principal and interest on our long-term debt, capital expenditures, payments on our finance and operating leases, payments for short-term working capital needs and operating costs. To the extent business activity continues to rise, we expect to make more tax payments and to utilize cash on reducing our debt structure and invest in capital assets and our working capital. In addition, we may further invest in research and development investment in newer technologies as well as overhead to support the organization growth. Our cash requirements also include improvements made to our technology platforms and personnel costs including awards under our employee incentive programs as well as other amounts to settle litigation related matters.

As of June 30, 2023, our primary debt outstanding was the $396 million in aggregate principal amount of our 2028 Senior Secured Notes and $1.6 billion in aggregate principal amount of our 2030 Senior Notes. Considering the balances of our outstanding notes as of June 30, 2023, we would expect $172 million in interest payments in 2023 in total, of which we have paid $91 million during the six months ended June 30, 2023. See “Note 6 – Borrowings and Other Debt Obligations” for additional information.

Our capital spending for 2023 is projected to be between 4-5% of total year revenues. Our payments on our operating and finance leases in 2023 are expected to be approximately $65 million and $20 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At June 30, 2023 and December 31, 2022, we had approximately $112 million and $177 million, respectively, of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Repatriation of those cash balances might result in incremental taxes or losses similar to the Argentine Blue Chip Swap “BCS” transactions executed in the second quarter of 2023 (see Note 11 – Blue Chip Swap Securities - Argentina), which contributed to the decrease in cash and cash equivalents that cannot be immediately repatriated. As of June 30, 2023 and December 31, 2022, our Argentine operations include $30 million and $115 million in cash denominated in Argentine pesos, respectively. To safeguard our cash from the effects of Argentine inflation and devaluation, we may consider additional BCS transactions in the future.

Ratings Services’ Credit Ratings

Our credit ratings at June 30, 2023 were maintained since December 31, 2022.

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

As of June 30, 2023 and December 31, 2022, our net accounts receivables in Mexico were 28% and 21% of our total net account receivables, respectively. From time to time, we experience delays in payments from customers in Mexico, and although the balances due are not in dispute and we do not expect to have any material write-offs of receivables, delays or failure to pay in the future could differ from management’s expectations and negatively impact future results of the Company.

As of June 30, 2023 and December 31, 2022, our net accounts receivables in the U.S. was 12% of total net accounts receivables. Except for the above, no other country accounted for more than 10% of our net accounts receivables balance.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-backs. During the three and six months ended June 30, 2023, we sold accounts receivable balances of $63 million and $109 million, and received cash proceeds of $61 million and $103 million, respectively. During the three and six months ended June 30, 2022, we sold accounts receivable balances of $9 million and $26 million, and received cash proceeds of $8 million and $23 million, respectively.

Guarantees

Our Exit Notes and 2028 Senior Secured Notes were issued by Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and guaranteed by the Company and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”) and other subsidiary guarantors party thereto. Our Exit Notes were fully redeemed and repurchased in May 2023.

Our 2030 Senior Notes were issued by Weatherford Bermuda and guaranteed by the Company and other subsidiary guarantors party thereto. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware.

Credit Agreement, Letter of Credit and Surety Bonds
Weatherford Bermuda, Weatherford Delaware, and Weatherford Canada Ltd. (“Weatherford Canada”), together, as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement allows for a total commitment amount of $400 million maturing on October 17, 2026 (subject to a $250 million minimum liquidity covenant and a minimum interest coverage ratio and maximum ratio of funded debt). On March 24, 2023, we further amended the Credit Agreement to permit unlimited prepayments and other redemptions of indebtedness subject to (i) the ratio of funded debt (net of unrestricted cash in excess of $400 million) to consolidated adjusted EBITDA as defined in the Credit Agreement, not exceeding 2.50 to 1.00, (ii) no default or event of default existing and (iii) aggregate proforma liquidity in the event of a debt reduction equaling or exceeding $300 million (which previously was $350 million). The material terms of the Credit Agreement are otherwise unchanged. The obligations under the Credit Agreement are guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries.

As of June 30, 2023, we had $385 million of letters of credit outstanding, consisting of the $250 million under the Credit Agreement and another $135 million under various uncommitted bi-lateral facilities (of which there was $128 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). As of December 31, 2022, we had $395 million of letters of credit outstanding, consisting of the $195 million under the Credit Agreement and another $200 million under various uncommitted bi-lateral facilities (of which there was $199 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). As of June 30, 2023 and December 31, 2022, our revolving loan capacity available was $45 million, respectively.

We utilize surety bonds as part of our customary business practice in Latin America. As of June 30, 2023 and December 31, 2022, we had surety bonds outstanding of $434 million and $415 million, respectively. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

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
•    changes in, and the administration of, treaties, laws, and regulations, including in response to issues related to the Russia Ukraine Conflict such as nationalization of assets, and the potential for such issues to exacerbate other risks and uncertainties listed or referenced;

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
•    our ability to effectively and timely address the need to conduct our operations and provide services to our customers more sustainably and with a lower carbon footprint;
•    risks associated with disease outbreaks and other public health issues, including the COVID-19 pandemic; further spread and potential for a resurgence of a pandemic in a given geographic region and related disruptions to our business, employees, customers, suppliers and other partners and additional regulatory measures or voluntary actions that may be put in place to limit the spread, including vaccination requirements and the associated availability of vaccines, restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk has not changed materially since December 31, 2022. For additional information, see “Note 6 – Borrowings and Other Debt Obligations” and “Note 11 – Blue Chip Swap Securities - Argentina” in the Notes to Condensed Consolidated Financial Statements, as well as “Other Expense, Net” and “Liquidity and Capital Resources” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

See “Note 7 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2022 Form 10-K, Part I, under the heading “Item 1A. Risk Factors” and other information included and incorporated by reference in this report. As of June 30, 2023, there have been no material changes in our assessment of our risk factors from the aforementioned.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During April 2023, we issued 1 ordinary share upon the exercise of an outstanding warrant, resulting in cash proceeds to the Company of $99.96. The ordinary share was issued pursuant to an exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
4.1
Second Supplemental Indenture, dated as of April 19, 2023, by and among Weatherford International Ltd., Weatherford International plc, Weatherford International, LLC and Wilmington Trust, National Association, as trustee and collateral agent.
		Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 20, 2023	File No. 1-36504
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	July 26, 2023	By:	/s/ Arunava Mitra
Arunava Mitra
Executive Vice President and Chief Financial Officer

Date:	July 26, 2023	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and Chief Accounting Officer