Form 10-Q
period 2023-09-30
Weatherford International plc
filed 2023-10-25
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of October 19, 2023, there were 72,118,595 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Third Quarter Ended September 30, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in millions, except per share amounts)	2023	2022	2023	2022
Revenue:
Services	$805	$698	$2,340	$1,947
Products	508	422	1,433	1,175
Total Revenue	1,313	1,120	3,773	3,122

Costs and Expenses:
Cost of Services	492	440	1,441	1,243
Cost of Products	367	335	1,055	970
Research and Development	30	23	83	66
Selling, General and Administrative	211	201	599	575
Other Charges (Credits)	(5)	—	(9)	25
Total Costs and Expenses	1,095	999	3,169	2,879
Operating Income	218	121	604	243

Interest Expense, Net of Interest Income of $15, $8, $47 and $19	(30)	(44)	(92)	(140)
Loss on Blue Chip Swap Securities	—	—	(57)	—
Other Expense, Net	(24)	(14)	(98)	(62)
Income Before Income Taxes	164	63	357	41
Income Tax Provision	(33)	(26)	(55)	(66)
Net Income (Loss)	131	37	302	(25)
Net Income Attributable to Noncontrolling Interests	8	9	25	21
Net Income (Loss) Attributable to Weatherford	$123	$28	$277	$(46)

Basic Income (Loss) per Share	$1.70	$0.39	$3.85	$(0.65)
Basic Weighted Average Shares Outstanding	72	71	72	71

Diluted Income (Loss) per Share	$1.66	$0.39	$3.76	$(0.65)
Diluted Weighted Average Shares Outstanding	74	72	74	71

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2023	2022	2023	2022
Net Income (Loss)	$131	$37	$302	$(25)
Foreign Currency Translation Adjustments	(35)	(51)	(42)	8
Comprehensive Income (Loss)	96	(14)	260	(17)
Comprehensive Income Attributable to Noncontrolling Interests	8	9	25	21
Comprehensive Income (Loss) Attributable to Weatherford	$88	$(23)	$235	$(38)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars and shares in millions, except par value)	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash and Cash Equivalents	$839	$910
Restricted Cash	107	202
Accounts Receivable, Net of Allowance for Credit Losses of $15 at September 30, 2023 and $26 at December 31, 2022	1,261	989
Inventories, Net	776	689
Other Current Assets	237	253
Total Current Assets	3,220	3,043
Property, Plant and Equipment, Net of Accumulated Depreciation of $843 at September 30, 2023 and $773 at December 31, 2022	922	918
Intangible Assets, Net of Accumulated Amortization of $597 at September 30, 2023 and $480 at December 31, 2022	404	506
Operating Lease Assets	132	115
Other Non-Current Assets	217	138
Total Assets	$4,895	$4,720

Liabilities:
Current Portion of Long-term Debt	$91	$45
Accounts Payable	620	460
Accrued Salaries and Benefits	339	367
Income Taxes Payable	180	141
Current Portion of Operating Lease Liabilities	43	44
Other Current Liabilities	458	413
Total Current Liabilities	1,731	1,470
Long-term Debt	1,864	2,203
Operating Lease Liabilities	129	117
Non-current Taxes Payable	262	251
Other Non-Current Liabilities	146	128
Total Liabilities	$4,132	$4,169

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 72 shares at September 30, 2023 and 71 at December 31, 2022	$—	$—
Capital in Excess of Par Value	2,900	2,928
Retained Deficit	(2,094)	(2,371)
Accumulated Other Comprehensive Loss	(64)	(22)
Weatherford Shareholders’ Equity	742	535
Noncontrolling Interests	21	16
Total Shareholders’ Equity	763	551
Total Liabilities and Shareholders’ Equity	$4,895	$4,720

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Cash Flows From Operating Activities:
Net Income (Loss)	$302	$(25)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	244	265
Loss on Blue Chip Swap Securities	57	—
Asset Write-downs and Other Charges	—	6
Inventory Charges	11	30
Gain on Disposition of Assets and Businesses	(11)	(22)
Deferred Income Tax Provision (Benefit)	(67)	24
Share-Based Compensation	26	18
Changes in Operating Assets and Liabilities, Net:
Accounts Receivable	(280)	(103)
Inventories	(103)	(99)
Accounts Payable	173	49
Other Assets and Liabilities, Net	105	13
Net Cash Provided by Operating Activities	457	156
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(142)	(83)
Proceeds from Disposition of Assets	21	55
Purchases of Blue Chip Swap Securities	(110)	—
Proceeds from Sales of Blue Chip Swap Securities	53	—
Other Investing Activities	20	6
Net Cash Used in Investing Activities	(158)	(22)
Cash Flows From Financing Activities:
Repayments and Repurchases of Long-term Debt	(306)	(62)
Tax Remittance on Equity Awards Vested	(54)	(3)
Other Financing Activities	(28)	(24)
Net Cash Used in Financing Activities	(388)	(89)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(77)	(15)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(166)	30
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,112	1,113
Cash, Cash Equivalents and Restricted Cash at End of Period	$946	$1,143
Supplemental Cash Flow Information:
Interest Paid	$110	$136
Income Taxes Paid, Net of Refunds	$88	$58

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

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments considered necessary by management to fairly state the results of operations, financial position and cash flows of Weatherford and its subsidiaries for the periods presented and are not necessarily indicative of the results that may be expected for a full year. Our financial statements have been prepared on a consolidated basis. Under this basis, our financial statements consolidate all wholly owned subsidiaries and controlled joint ventures. All intercompany accounts and transactions have been eliminated.

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2022 Form 10-K for the discussion on our significant accounting policies. Certain reclassifications have been made to these Condensed Consolidated Financial Statements and accompanying footnotes for the three and nine months ended September 30, 2022 to conform to the presentation for the three and nine months ended September 30, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenues:
DRE Revenues	$388	$348	$1,154	$957
WCC Revenues	459	391	1,320	1,118
PRI Revenues	371	357	1,086	988
All Other	95	24	213	59
Total Revenues	$1,313	$1,120	$3,773	$3,122

Operating Income:
DRE Segment Adjusted EBITDA	$111	$85	$325	$213
WCC Segment Adjusted EBITDA	119	78	324	212
PRI Segment Adjusted EBITDA	86	66	235	173
All Other	7	3	25	5
Corporate	(18)	(18)	(44)	(52)
Depreciation and Amortization	(83)	(88)	(244)	(265)
Share-Based Compensation	(9)	(5)	(26)	(18)
Other Credits (Charges)	5	—	9	(25)
Operating Income	$218	$121	$604	$243

3 – Revenue

Disaggregated Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. The majority of our revenue is derived from short term contracts. Our products and services are generally sold based upon purchase orders, contracts or other legally enforceable arrangements with our customers that include fixed or determinable prices but do not generally include right of return provisions or other significant post-delivery obligations.

We lease drilling tools, artificial lift pumping equipment and other unmanned equipment to customers as operating leases. Equipment rental revenue is generally provided based on call-out work orders that include fixed per unit prices and derived from short-term contracts. Equipment rental revenue was $37 million and $109 million in the three and nine months ended September 30, 2023, respectively, and $43 million and $109 million for the three and nine months ended September 30, 2022, respectively.

The following table disaggregates our revenue from contracts with customers by geographic area and includes equipment rental revenue. North America in the table below consists of the U.S. and Canada.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue by Geographic Areas:
Middle East/North Africa/Asia	$471	$354	$1,268	$1,014
North America	269	297	820	803
Latin America	357	280	1,045	772
Europe/Sub-Sahara Africa/Russia	216	189	640	533
Total Revenue	$1,313	$1,120	$3,773	$3,122

Contract Balances

The timing of our revenue recognition, billings and cash collections results in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of September 30, 2023 and December 31, 2022:

(Dollars in millions)	September 30, 2023	December 31, 2022
Receivables for Product and Services in Accounts Receivable, Net	$1,227	$954
Receivables for Equipment Rentals in Account Receivable, Net	$34	$35
Accounts Receivable, Net	$1,261	$989

Contract Assets in Other Current Assets	$57	$39
Contract Assets in Other Non-Current Assets	$28	$21
Contract Liabilities in Other Current Liabilities	$46	$54
Contract Liabilities in Other Non-Current Liabilities	$3	$—

4 – Inventories, Net

Inventories, net of reserves of $119 million and $129 million as of September 30, 2023 and December 31, 2022, respectively, are presented by category in the table below:

(Dollars in millions)	September 30, 2023	December 31, 2022
Finished Goods	$663	$601
Work in Process and Raw Materials, Components and Supplies	113	88
Inventories, Net	$776	$689

The change in inventory reserves includes the inventory charges below, primarily offset by the disposal of inventory previously reserved. Inventory charges were recognized in the following captions on our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Inventory Charges in “Cost of Products”	$—	$6	$11	$26
Inventory Charges in “Other Charges (Credits)”	—	—	—	4
Total Inventory Charges	$—	$6	$11	$30

5 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	September 30, 2023	December 31, 2022
Developed and Acquired Technology, Net of Accumulated Amortization of $446 at September 30, 2023 and $359 at December 31, 2022	$160	$232
Trade Names, Net of Accumulated Amortization of $151 at September 30, 2023 and $121 at December 31, 2022	244	274
Intangible Assets, Net of Accumulated Amortization of $597 at September 30, 2023 and $480 at December 31, 2022	$404	$506

Amortization expense was $37 million and $117 million in the three and nine months ended September 30, 2023, respectively, and $39 million and $117 million in the three and nine months ended September 30, 2022, respectively, and was reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations.

6 – Borrowings and Other Debt Obligations

(Dollars in millions)	September 30, 2023	December 31, 2022
Current Portion of 6.50% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	$75	$11
Current Portion of Finance Leases	16	14
Current Portion of 11.00% Exit Notes due 2024 “Exit Notes”	—	20
Current Portion of Long-term Debt	$91	$45

8.625% Senior Notes due 2030 “2030 Senior Notes”	$1,587	$1,586
6.50% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	242	471
Finance Leases	35	41
11.00% Exit Notes due 2024 “Exit Notes”	—	105
Long-term Debt	$1,864	$2,203

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

2028 Senior Secured Notes

On September 30, 2021, Weatherford Bermuda issued 6.50% senior secured notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest is payable semiannually on September 15 and March 15 of each year, and commenced on March 15, 2022. On April 19, 2023, Weatherford Bermuda, the Company and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), entered into a Second Supplemental Indenture relating to the 2028 Senior Secured Notes which amended the “Limitation on Restricted Payments” covenant to permit the purchase, repurchase, redemption, defeasance or other acquisition or retirement of the Exit Notes. In the third quarter of 2023 and for the nine months ended September 30, 2023, we repurchased $72 million and $168 million in principal, respectively, of our 2028 Senior Secured Notes. At September 30, 2023, the carrying value represents the remaining unpaid principal of $324 million offset by unamortized deferred issuance cost of $7 million. At December 31, 2022, the carrying value represented unpaid principal of $492 million offset by unamortized deferred issuance cost of $10 million. On October 23, 2023, we redeemed $50 million in aggregate principal of our 2028 Senior Secured Notes for a redemption price of 103.00% plus accrued and unpaid interest. Since the third quarter of 2023, we also repurchased an additional $25 million in principal through the date of this report.

2030 Senior Notes

On October 27, 2021, Weatherford Bermuda issued 8.625% senior notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently releases the guarantee of Weatherford Delaware. At September 30, 2023, the carrying value represents the remaining unpaid principal of $1.6 billion offset by unamortized deferred issuance of $13 million. At December 31, 2022, the carrying value represented the remaining unpaid principal of $1.6 billion offset by unamortized deferred issuance cost of $14 million.

Credit Agreement

Weatherford Bermuda, Weatherford Delaware, and Weatherford Canada Ltd. (“Weatherford Canada”), together, as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement allows for a total commitment amount of $400 million maturing on October 17, 2026 (subject to a $250 million minimum liquidity covenant and a minimum interest coverage ratio and maximum ratio of funded debt). On March 24, 2023, we further amended the Credit Agreement to permit unlimited prepayments and other redemptions of indebtedness subject to (i) the ratio of funded debt (net of unrestricted cash in excess of $400 million) to consolidated adjusted EBITDA as defined in the Credit Agreement, not exceeding 2.50 to 1.00, (ii) no default or event of default existing and (iii) aggregate proforma liquidity in the event of a debt reduction equaling or exceeding $300 million (which previously was $350 million). The material terms of the Credit Agreement are otherwise unchanged. The obligations under the Credit Agreement are guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. On October 24, 2023, we further amended our Credit Agreement, the details of which are discussed in “Note 12 - Subsequent Events”.

As of September 30, 2023, we had $379 million of letters of credit outstanding, consisting of the $272 million under the Credit Agreement and another $107 million under various uncommitted bi-lateral facilities (of which there was $101 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). As of December 31, 2022, we had $395 million of letters of credit outstanding, consisting of the $195 million under the Credit Agreement and another $200 million under various uncommitted bi-lateral facilities (of which there was $199 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). As of September 30, 2023 and December 31, 2022, our revolving loan capacity available was $45 million, respectively. As mentioned above, on October 24, 2023, we further amended our Credit Agreement, the details of which are discussed in “Note 12 - Subsequent Events”.

Accrued Interest

As of September 30, 2023 and December 31, 2022, we had accrued interest of approximately $46 million and $22 million, respectively, in “Other Current Liabilities” primarily related to our outstanding debt as of the respective dates.

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

	September 30, 2023		December 31, 2022
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
11.00% Exit Notes due 2024	$—	$—	$125	$128
6.50% Senior Secured Notes due 2028	317	323	482	482
8.625% Senior Notes due 2030	1,587	1,612	1,586	1,544
Long-Term Debt (excluding Finance Leases)	$1,904	$1,935	$2,193	$2,154

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

Accrued litigation and settlements recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 were $36 million and $41 million, respectively.

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

8 – Shareholders’ Equity

The change in shares issued and outstanding on our Condensed Consolidated Balance Sheets from 71 million as of December 31, 2022 to 72 million as of September 30, 2023, was due to equity awards granted, vested, and exercised, net of shares withheld for taxes. The following summarizes our shareholders’ equity activity for the three and nine months ended September 30, 2023 and 2022:

(Dollars in millions)	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2022	$2,928	$(2,371)	$(22)	$16	$551
Net Income	—	72	—	9	81
Distributions to Noncontrolling Interests	—	—	—	(6)	(6)
Equity Awards Granted, Vested and Exercised, Net of Shares Withheld for Taxes	(43)	—	—	—	(43)
Other Comprehensive Income	—	—	3	—	3
Balance at March 31, 2023	$2,885	$(2,299)	$(19)	$19	$586
Net Income	—	82	—	8	90
Distributions to Noncontrolling Interests	—	—	—	—	—
Equity Awards Granted, Vested and Exercised, Net of Shares Withheld for Taxes	6	—	—	—	6
Other Comprehensive Loss	—	—	(10)	—	(10)
Balance at June 30, 2023	2,891	(2,217)	(29)	27	672
Net Income	—	123	—	8	131
Distributions to Noncontrolling Interests	—	—	—	(15)	(15)
Equity Awards Granted, Vested and Exercised, Net of Shares Withheld for Taxes	9	—	—	—	9
Other Comprehensive Loss	—	—	(35)	—	(35)
Other	—	—	—	1	1
Balance at September 30, 2023	2,900	(2,094)	(64)	21	763

(Dollars in millions)	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2021	2,904	(2,397)	(35)	24	496
Net Income (Loss)	—	(80)	—	6	(74)
Equity Awards Granted, Vested and Exercised, Net of Shares Withheld for Taxes	4	—	—	—	4
Balance at March 31, 2022	2,908	(2,477)	(35)	30	426
Net Income	—	6	—	6	12
Distributions to Noncontrolling Interests	—	—	—	(11)	(11)
Equity Awards Granted, Vested and Exercised, Net of Shares Withheld for Taxes	5	—	—	—	5
Other Comprehensive Income	—	—	59	—	59
Balance at June 30, 2022	2,913	(2,471)	24	25	491
Net Income	—	28	—	9	37
Other Comprehensive Loss	—	—	(51)	—	(51)
Distributions to Noncontrolling Interests	—	—	—	(9)	(9)
Equity Awards Granted, Vested and Exercised, Net of Shares Withheld for Taxes	4	—	—	—	4
Other	6	—	—	(6)	—
Balance at September 30, 2022	2,923	(2,443)	(27)	19	472

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2023 and 2022:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2022	$(41)	$19	$(22)
Other Comprehensive Loss	(42)	—	(42)
Balance at September 30, 2023	$(83)	$19	$(64)

Balance at December 31, 2021	$(36)	$1	$(35)
Other Comprehensive Income	8	—	8
Balance at September 30, 2022	$(28)	$1	$(27)

9 – Income (Loss) per Share
A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2023	2022	2023	2022
Net Income (Loss) Attributable to Weatherford	$123	$28	$277	$(46)

Basic Weighted Average Shares Outstanding	72	71	72	71
Dilutive Effect of Awards Granted in Stock Incentive Plan	2	1	2	—
Diluted Weighted Average Shares Outstanding	74	72	74	71

Basic Income (Loss) per Share	$1.70	$0.39	$3.85	$(0.65)
Diluted Income (Loss) per Share	$1.66	$0.39	$3.76	$(0.65)

Antidilutive Shares:
Warrants	8	8	8	8
Equity Awards	—	—	1	1
Total Antidilutive Shares	8	8	9	9

Basic income (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares. Antidilutive shares represent securities that could potentially dilute income (loss) per share in the future, which are excluded from the computation as their impact was antidilutive. Our basic and dilutive weighted average shares outstanding for the period presented with a net loss are equivalent as the inclusion of potential dilutive securities is antidilutive.

Warrants to purchase 7.8 million ordinary shares at $99.96 per share were issued on December 13, 2019. As of September 30, 2023, substantially all of the warrants remain outstanding and will expire on December 13, 2023. These were excluded from the diluted weighted average shares outstanding as the exercise price of the warrants was greater than the average market price of the Company’s ordinary shares or excluded in the period in which the company incurred a net loss.

10 – Income Taxes

During the first quarter of 2023, the Company changed to calculating the income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes and is no longer applying the exception, which allowed the use of the year-to-date effective tax rate method. We believed the change was appropriate as we are more reliably able to calculate the estimated annual effective tax rate due to sustained profitability and confidence in future earnings. This method is applied for the three and nine months ended September 30, 2023.

For the three and nine months ended September 30, 2022, we determined our quarterly tax provision using the year-to-date effective tax rate method because the estimated annual approach was not reliable given that small changes in estimated ordinary annual income resulted in significant changes in our estimated annual effective tax rate.

We recognized a tax expense of $33 million and $55 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022 where we recognized tax expense of $26 million and $66 million, respectively.

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

During the nine months ended September 30, 2023, income tax expense was lower by $67 million due to the release of valuation allowances and the recognition of a benefit from previously uncertain tax positions in the second quarter. Those benefits were offset by the establishment of a valuation allowance of approximately $20 million related to the $57 million loss on the sale of Blue Chip Swap securities in Argentina, further described in the following footnote. During the nine months ended September 30, 2022, income tax expense was lower by $27 million, due the recognition of a benefit from previously uncertain tax positions.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of September 30, 2023, we anticipate that it is reasonably possible that our uncertain tax positions of $262 million, including interest and penalties, may decrease by up to $12 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

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

An indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from Argentina through the purchase and sale of BCS securities. No BCS transactions were executed during the third quarter of 2023. During the second quarter of 2023, we completed a series of BCS transactions at implied exchange rates (“BCS rates”) that were approximately 106% higher than the official exchange rate resulting in a loss of $57 million during the second quarter of 2023. We continue to use the official exchange rate for remeasurement of our Argentine peso-denominated net monetary assets under U.S. GAAP as the BCS rates do not meet the criteria for remeasurement under U.S. GAAP.

12 – Subsequent Events

On October 23, 2023, we redeemed $50 million in aggregate principal of our 2028 Senior Secured Notes for a redemption price of 103.00%, plus accrued and unpaid interest.

On October 24, 2023, we amended the Credit Agreement to (i) allow for an increase in total commitment amount from $400 million to $550 million ($250 million for performance letters of credit and $300 million for either borrowings or additional performance or financial letters of credit), (ii) extend maturity to October 24, 2028, subject to certain conditions, (iii) allow for dividends, share buybacks, and acquisitions which combined with other permitted transactions, are not to exceed a total net leverage ratio of 2.00 to 1.00 and an aggregate liquidity not less than $400 million, and (iv) remove the minimum book value of assets requirement. The obligations under the Credit Agreement are guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries.

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

We conduct operations in approximately 75 countries, answering the challenges of the energy industry with 335 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed and managed across the life cycle of the wellbore and we report in three segments (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention.

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

Industry Trends

Demand for our industry’s products and services is driven by many factors, including commodity prices, the number of oil and gas rigs and wells drilled, depth and drilling conditions of wells, number of well completions, age of existing wells, reservoir depletion, regulatory environment, and the level of workover activity worldwide.

Lower oil and natural gas prices and lower rig count generally correlate to lower exploration and production spending and higher oil and natural gas prices and higher rig count generally correlate to higher exploration and production spending. Therefore, our financial results are significantly affected by oil and natural gas prices as well as rig counts.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”), Brent North Sea (“Brent”) crude oil and Henry Hub natural gas.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Oil price - WTI (1)	$82.30	$93.18	$77.38	$98.79
Oil price - Brent (1)	$86.66	$100.72	$82.05	$104.85
Natural gas price - Henry Hub (2)	$2.59	$7.99	$2.47	$6.71
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (rounded to the nearest $0.01)

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
North America	836	960	885	876
International	951	857	942	832
Worldwide	1,787	1,817	1,827	1,708

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

Revenues in Russia were approximately 6% of our total revenues for both the three and nine months ended September 30, 2023, compared to 7% and 6% of our total revenues for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, our Russia operations include $35 million in cash, $94 million in other current assets, $69 million in property, plant and equipment and other non-current assets, and $57 million in liabilities. As the Russia Ukraine Conflict and related sanctions persist or are escalated, our business may be negatively impacted, potentially lowering revenues or triggering asset impairments in Russia.

Consolidated Statements of Operations - Operating Summary

Revenues of $1.3 billion and $3.8 billion in the three and nine months ended September 30, 2023, increased 17% and 21% compared to $1.1 billion and $3.1 billion in the three and nine months ended September 30, 2022, respectively. Year-over-year in the third quarter, product revenues increased 20% and service revenues increased 15%. WCC, DRE, and PRI contributed to 35%, 21%, and 7% of the increase in revenues, respectively, with the remainder from higher activity in integrated services and projects. Year-over-year in the nine months ended September 30, 2023 product revenues increased 22% and service revenues increased 20%. WCC, DRE, and PRI contributed to 31%, 30%, and 15% of the increase in revenues, respectively, with the remainder from higher activity in integrated services and projects.

Approximately 90% and 80% of our revenue increase in the three and nine months ended September 30, 2023, respectively, was due to increased customer demand, which management believes is attributable to greater investment in oil and gas production capacity on a global basis, caused by a desire to drive energy security and to meet global consumption needs. The production capacity increase is observable in the increase of global rig counts, which increased 7% year-over-year in the nine months ended September 30, 2023. During the three months ended September 30, 2023, international revenues led the increase year-over-year, observable in the 11% increase of international rig counts for the same period.

Geographically, the year-over-year third quarter revenue growth was led by improvements in the Middle East/North Africa/Asia, Latin America and Europe/Sub-Sahara Africa/Russia, which contributed to 61%, 40%, and 14% of the increase, respectively, partly offset by a revenue decline in North America. The year-over-year nine months ended September 30, 2023 revenue growth was led by improvements in Latin America, Middle East/North Africa/Asia, Europe/Sub-Sahara Africa/Russia and North America, which contributed to 42%, 39%, 16% and 3% of the increase, respectively.

In the three and nine months ended September 30, 2023, the U.S. accounted for 16% and 17% of revenue, respectively, and Mexico accounted for 14% and 13%, respectively. In the three and nine months ended September 30, 2022, the U.S. accounted for 21% and 20%, respectively. No other country accounted for more than 10% of our revenue in the periods presented in these financials.

Cost of products and services of $859 million and $2.5 billion in the three and nine months ended September 30, 2023, increased 11% and 13% compared to $775 million and $2.2 billion in the three and nine months ended September 30, 2022, respectively. Approximately 90% and 80% of our increase in the three and nine months ended September 30, 2023, respectively, was attributable to cost increases necessary to meet increased demand, with a larger portion of the remainder from a shift in service and product mix and the rest due to inflation in the cost of labor and materials. Our cost of products and services as a percentage of revenues was 65% and 66% in the three and nine months ended September 30, 2023, respectively, compared to 69% and 71% in the three and nine months ended September 30, 2022, respectively. The improvement was primarily driven by improved utilization of service-related resources.

Selling, general, administrative and research and development costs of $241 million and $682 million in the three and nine months ended September 30, 2023, increased 8% and 6% compared to $224 million and $641 million in the three and nine months ended September 30, 2022, respectively. The increase primarily reflects an increase in research and development investment in newer technologies and an increase in overhead to support the organization growth. Selling, general, administrative and research and development costs as a percentage of revenues was 18% in both in the three and nine months ended September 30, 2023, a decrease compared to 20% and 21% in the three and nine months ended September 30, 2022, respectively.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest expense, net was $30 million and $92 million in the three and nine months ended September 30, 2023, respectively, and $44 million and $140 million in the three and nine months ended September 30, 2022. Interest expense, net is interest expense net of interest income, which has decreased over prior year primarily due to a decrease in interest expense on our outstanding long-term debt and an increase of interest income.

Interest expense was $45 million and $139 million in the three and nine months ended September 30, 2023, respectively, and $52 million and $159 million in the three and nine months ended September 30, 2022, respectively. Interest expense has decreased over prior year primarily due to the reduction in our outstanding long-term debt. As of September 30, 2023, we have fully repaid our outstanding Exit Notes and have made partial repurchases of principal on our 2028 Senior Secured Notes since September 30, 2022. See “Note 6 – Borrowings and Other Debt Obligations” to our Condensed Consolidated Financial Statements for additional details.

Interest income was $15 million and $47 million in the three and nine months ended September 30, 2023, respectively, and $8 million and $19 million in the three and nine months ended September 30, 2022. Interest income has increased primarily due to higher interest rates on short-term demand deposits.

Loss on Blue Chip Swap Securities

An indirect foreign exchange mechanism known as the Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from operations in Argentina. No BCS transactions were executed during the third quarter of 2023. During the second quarter of 2023, we entered into a series of BCS securities transactions that resulted in a “Loss on Blue Chip Swap Securities” of $57 million. We may enter into additional BCS transactions in the future which may drive additional losses to the extent that the implied exchange rates are higher than the official exchange rates. See “Note 11 – Blue Chip Swap Securities - Argentina” to our Condensed Consolidated Financial Statements for additional details.

Other Expense, Net

Other expense, net was $24 million and $98 million in the three and nine months ended September 30, 2023, respectively, and $14 million and $62 million in the three and nine months ended September 30, 2022, respectively. Other expense, net primarily represents foreign exchange losses attributed to currency losses in countries with no or limited markets to hedge, letter of credit fees and other financing charges, including when applicable, bond redemption premiums partially offset by certain investment gains and losses. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency.

Foreign exchange losses in the three and nine months ended September 30, 2023 were primarily attributable to currency losses on the Argentinian Peso. Foreign exchange losses in the three and nine months ended September 30, 2022 were primarily attributed to changes in fair value and settlements of certain foreign currency forward contracts.

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

Results of Operations by Segment

Financial information by segment is summarized below.

			Favorable
	Three Months Ended		(Unfavorable)
	September 30,		$	% or bps
(Dollars in millions)	2023	2022	Change
Revenues:
DRE Revenues	$388	$348	$40	11%
WCC Revenues	459	391	68	17%
PRI Revenues	371	357	14	4%
All Other	95	24	71	296%
Total Revenues	$1,313	$1,120	$193	17%

Operating Income:
DRE Segment Adjusted EBITDA	$111	$85	$26	31%
WCC Segment Adjusted EBITDA	119	78	41	53%
PRI Segment Adjusted EBITDA	86	66	20	30%
All Other	7	3	4	133%
Corporate	(18)	(18)	—	—%
Depreciation and Amortization	(83)	(88)	5	6%
Share-Based Compensation	(9)	(5)	(4)	(80)%
Other Credits (Charges)	5	—	5	n/m
Operating Income	$218	$121	$97	80%

Margins:
DRE Segment Adjusted EBITDA Margin	28.6%	24.4%	n/m	418	bps
WCC Segment Adjusted EBITDA Margin	25.9%	19.9%	n/m	598	bps
PRI Segment Adjusted EBITDA Margin	23.2%	18.5%	n/m	469	bps

			Favorable
	Nine Months Ended		(Unfavorable)
	September 30,		$	% or bps
(Dollars in millions)	2023	2022	Change
Revenues:
DRE Revenues	$1,154	$957	$197	21%
WCC Revenues	1,320	1,118	202	18%
PRI Revenues	1,086	988	98	10%
All Other	213	59	154	261%
Total Revenues	$3,773	$3,122	$651	21%

Operating Income:
DRE Segment Adjusted EBITDA	$325	$213	$112	53%
WCC Segment Adjusted EBITDA	324	212	112	53%
PRI Segment Adjusted EBITDA	235	173	62	36%
All Other	25	5	20	400%
Corporate	(44)	(52)	8	15%
Depreciation and Amortization	(244)	(265)	21	8%
Share-Based Compensation	(26)	(18)	(8)	(44)%
Other Credits (Charges)	9	(25)	34	136%
Operating Income	$604	$243	$361	149%

Margins:
DRE Segment Adjusted EBITDA Margin	28.2%	22.3%	n/m	591	bps
WCC Segment Adjusted EBITDA Margin	24.5%	19.0%	n/m	558	bps
PRI Segment Adjusted EBITDA Margin	21.6%	17.5%	n/m	413	bps

DRE Results

DRE revenues of $388 million and $1,154 million in the three and nine months ended September 30, 2023, increased $40 million or 11%, and $197 million or 21%, compared to $348 million and $957 million in the three and nine months ended September 30, 2022, respectively.

Of the year-over-year revenue increase in the third quarter of 2023, approximately all of the increase was from drilling-related services and wireline. Geographically, international regions contributed approximately all of the overall revenue growth and approximately 70% of the international growth came from Latin America. The increase in revenue was attributable to higher activity.

Of the year-over-year revenue increase in the nine months ended September 30, 2023, approximately 70% was from drilling-related services. Geographically, international regions contributed approximately 90% of the overall revenue growth with approximately 60% of the international growth coming from Latin America. The increase in revenue was approximately 90% attributable to higher activity with the remainder primarily attributable to pricing.

DRE segment adjusted EBITDA of $111 million and $325 million in the three and nine months ended September 30, 2023, increased $26 million or 31%, and $112 million or 53%, compared to $85 million and $213 million in the three and nine months ended September 30, 2022. DRE segment adjusted EBITDA margin was 28.6% and 28.2% in the three and nine months ended September 30, 2023, compared to 24.4% and 22.3% in the three and nine months ended September 30, 2022. The nine months ended September 30, 2023 improvement in segment adjusted EBITDA was approximately 65% due to higher activity, with the remainder attributable to pricing, including timing of cost inflation related recoveries.

WCC Results

WCC revenues of $459 million and $1,320 million in the three and nine months ended September 30, 2023, increased $68 million or 17%, and $202 million or 18%, compared to $391 million and $1,118 million in the three and nine months ended September 30, 2022, respectively.
Of the year-over-year revenue increase in the third quarter 2023, approximately 90% was from completions, cementation products and liner hangers. Geographically, international regions contributed approximately to all of the overall revenue growth, and approximately 60% of the international growth came from the Middle East/North Africa/Asia.

Of the year-over-year revenue increase in the nine months ended September 30, 2023, approximately 75% was from completions and cementation products. Geographically, Latin America and the Middle East/North Africa/Asia regions equally contributed to approximately 70% of the overall revenue growth.

WCC segment adjusted EBITDA of $119 million and $324 million in the three and nine months ended September 30, 2023, increased $41 million or 53%, and $112 million or 53%, compared to $78 million and $212 million in the three and nine months ended September 30, 2022. WCC segment adjusted EBITDA margin was 25.9% and 24.5% in the three and nine months ended September 30, 2023, compared to 19.9% and 19.0% in the three and nine months ended September 30, 2022. The increase in revenue and segment adjusted EBITDA was primarily attributable to higher activity, resulting in margin fall through.

PRI Results

PRI revenues of $371 million and $1,086 million in the three and nine months ended September 30, 2023, increased $14 million or 4%, and $98 million or 10%, compared to $357 million and $988 million in the three and nine months ended September 30, 2022, respectively.

Of the year-over-year revenue increase in the third quarter of 2023, approximately all of the increase was from pressure pumping partially offset by a decline in artificial lift. Geographically, Latin America and Middle East/North Africa/Asia contributed approximately 50% each to the regions with overall revenue growth, offset by a revenue decline in North America.

Of the year-over-year revenue increase in the nine months ended September 30, 2023, approximately 80% was from pressure pumping and intervention services and drilling tools. Geographically, international regions contributed approximately all of the overall revenue growth with approximately 50% of the international growth coming from Latin America and approximately 40% in Middle East/North Africa/Asia. These increases were offset by revenue decline in North America.

PRI segment adjusted EBITDA of $86 million and $235 million in the three and nine months ended September 30, 2023, increased $20 million or 30%, and $62 million, or 36%, compared to $66 million and $173 million in the three and nine months ended September 30, 2022. PRI segment adjusted EBITDA margin was 23.2% and 21.6% in the three and nine months ended September 30, 2023, an improvement compared to 18.5% and 17.5% in the three and nine months ended September 30, 2022. The increase in revenue and segment adjusted EBITDA was primarily attributable to higher activity, resulting in margin fall through.

All Other Results

All Other revenues of $95 million and $213 million in the three and nine months ended September 30, 2023, increased $71 million or 296%, and $154 million or 261%, compared to $24 million and $59 million in the three and nine months ended September 30, 2022, respectively. The year-over-year increase was primarily due to improved results in integrated services and projects in the Middle East/North Africa/Asia and Latin America that did not individually meet the criteria for segment reporting.

Corporate

Corporate was a net expense of $18 million and $44 million in the three and nine months ended September 30, 2023 compared to a net expense of $18 million and $52 million in the three and nine months ended September 30, 2022, respectively. The year-over-year decrease in the nine months ended was primarily due to the impact of certain one-time items in 2022.

Depreciation and Amortization

Depreciation and amortization was $83 million and $244 million in the three and nine months ended September 30, 2023 compared to $88 million and $265 million in the three and nine months ended September 30, 2022, respectively. The year-over-year decrease was primarily from a lower asset base.

Share-based Compensation Expense

We recognized $9 million and $26 million of share-based compensation expense in the three and nine months ended September 30, 2023 compared to $5 million and $18 million in the three and nine months ended September 30, 2022, respectively. The increase was primarily attributable to a higher number of performance share units expected to vest.

Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include but are not limited to: inflation; geopolitical uncertainty; supply chain disruptions; energy policies at local and regional levels; rig counts; and the price of oil and natural gas. We continue to expect overall 2023 growth over 2022, led by increased demand in customer activity levels, driven mostly by international customers looking to increase production capacity. We continue to closely monitor the global market and are well positioned to pivot our strategy as changes in external factors require.

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

Liquidity and Capital Resources

At September 30, 2023, we had cash and cash equivalents of $839 million and $107 million in restricted cash, compared to $910 million of cash and cash equivalents and $202 million in restricted cash at December 31, 2022.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Net Cash Provided by Operating Activities	$457	$156
Net Cash Used in Investing Activities	$(158)	$(22)
Net Cash Used in Financing Activities	$(388)	$(89)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2023 and September 30, 2022 was $457 million and $156 million, respectively. The primary source of cash provided by operating activities was mostly attributed to operating income and collections, which offset operating spend, including cash interest. Higher operating income offset by lower spend and lower cash interest attributed to the increase year-over-year.

Investing Activities

Cash used in investing activities was $158 million for the nine months ended September 30, 2023. The primary investing activities were cash used for capital expenditures of $142 million and the purchase of Blue Chip Swap securities in Argentina for $110 million. The uses of cash were partially offset by Blue Chip Swap proceeds of $53 million (see Note 11 – Blue Chip Swap Securities - Argentina) and additional cash proceeds of $33 million from the sales of our investments in marketable securities in Argentina, presented as part of “Other Investing Activities”.

Cash used in investing activities was $22 million for the nine months ended September 30, 2022. The primary investing activity was cash used for capital expenditures of $83 million, partially offset by proceeds from sale of assets of $55 million.

Financing Activities

Cash used in financing activities was $388 million for the nine months ended September 30, 2023. The primary uses of cash were $306 million for repayments and repurchases of long-term debt (see “Note 6 – Borrowings and Other Debt Obligations”) and $54 million in tax remittances on equity awards vested. The tax remittances were higher than the same period of the prior year due to an increase in both the share price and the quantity of shares vested.

Cash used in financing activities was $89 million for the nine months ended September 30, 2022. The primary uses of cash were for repayments of long-term debt of $62 million, which included the $50 million on early redemption of our Exit Notes and finance lease payments, and the remaining financing cash uses were primarily for distributions paid to noncontrolling interests.

Sources of Liquidity

Our sources of available liquidity include cash generated by our operations, cash and cash equivalent balances, the borrowing capacity available to us under our Credit Agreement (as amended) and accounts receivable factoring. From time to time, we may enter into transactions to dispose of businesses or capital assets. We historically have accessed banks for short-term loans and the capital markets for debt and equity offerings. Our available liquidity could be negatively impacted by delayed collections on customer receivables. Based upon current and anticipated levels of operations and collections, we expect to have sufficient cash from operations and cash on hand to fund our cash requirements (discussed below and in “Note 6 – Borrowings and Other Debt Obligations”) and financial obligations, both in the short-term and long-term.

Cash Requirements

Our cash requirements will continue to include payments for principal and interest on our long-term debt, capital expenditures, payments on our finance and operating leases, payments for short-term working capital needs and operating costs. To the extent business activity continues to rise, we expect to make more tax payments and to utilize cash on reducing our debt structure and invest in capital assets and our working capital. In addition, we may further invest in research and development in newer technologies as well as in overhead to support the organization’s growth. Our cash requirements also include improvements made to our technology platforms and personnel costs including awards under our employee incentive programs as well as other amounts to settle litigation related matters.

We may repurchase or retire our debt, or take other steps to reduce our debt or otherwise improve our financial position. These actions could include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or retired, if any, will depend on market conditions, the Company's cash position, compliance with debt covenants and restrictions and other considerations. See “Note 6 – Borrowings and Other Debt Obligations” and “Note 12 – Subsequent Events” for additional information.

As of September 30, 2023, our primary debt outstanding was the $324 million in aggregate principal amount of our 2028 Senior Secured Notes and $1.6 billion in aggregate principal amount of our 2030 Senior Notes. Considering the balances of our outstanding notes as of September 30, 2023, we would expect $172 million in interest payments in 2023 in total, of which we have paid $103 million during the nine months ended September 30, 2023. See “Note 6 – Borrowings and Other Debt Obligations” for additional information.

Our capital spending for 2023 is projected to be within 3-5% of total year revenues. Our payments on our operating and finance leases in 2023 are expected to be approximately $66 million and $21 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At September 30, 2023 and December 31, 2022, we had approximately $157 million and $177 million, respectively, of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Repatriation of those cash balances might result in incremental taxes or losses similar to the Argentine Blue Chip Swap “BCS” transactions executed in the second quarter of 2023 (see “Note 11 – Blue Chip Swap Securities - Argentina”), which contributed to the decrease in cash and cash equivalents that cannot be immediately repatriated. As we continue to conduct business in Argentina and in other countries with cash that cannot be immediately repatriated, we may consider infrequent transactions like the BCS transaction in the future to safeguard our cash from exposure to the effects of inflation and currency devaluation.

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

As of September 30, 2023 and December 31, 2022, our net accounts receivables in Mexico were 35% and 21% of our total net accounts receivables, respectively, driven by delayed payments from our primary customer. From time to time, we experience delays in payments from customers in Mexico, and although the balances due are not in dispute and we do not expect to have any material write-offs of receivables, delays or failure to pay in the future could differ from management’s expectations and negatively impact future results of the Company.

As of September 30, 2023 and December 31, 2022, our net accounts receivables in the U.S. was 10% and 12% of total net accounts receivables, respectively. Except for the above, no other country accounted for more than 10% of our net accounts receivables balance.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-backs. During the three and nine months ended September 30, 2023, we sold accounts receivable balances of $12 million and $121 million, and received cash proceeds of $11 million and $114 million, respectively. During the three and nine months ended September 30, 2022, we sold accounts receivable balances of $12 million and $38 million, and received cash proceeds of $11 million and $34 million, respectively.

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

Credit Agreement, Letter of Credit and Surety Bonds
Weatherford Bermuda, Weatherford Delaware, and Weatherford Canada Ltd. (“Weatherford Canada”), together, as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement allows for a total commitment amount of $400 million maturing on October 17, 2026 (subject to a $250 million minimum liquidity covenant and a minimum interest coverage ratio and maximum ratio of funded debt). On March 24, 2023, we further amended the Credit Agreement to permit unlimited prepayments and other redemptions of indebtedness subject to (i) the ratio of funded debt (net of unrestricted cash in excess of $400 million) to consolidated adjusted EBITDA as defined in the Credit Agreement, not exceeding 2.50 to 1.00, (ii) no default or event of default existing and (iii) aggregate proforma liquidity in the event of a debt reduction equaling or exceeding $300 million (which previously was $350 million). The material terms of the Credit Agreement are otherwise unchanged. The obligations under the Credit Agreement are guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. On October 24, 2023, we further amended our Credit Agreement, the details of which are discussed in “Note 12 - Subsequent Events”.

As of September 30, 2023, we had $379 million of letters of credit outstanding, consisting of the $272 million under the Credit Agreement and another $107 million under various uncommitted bi-lateral facilities (of which there was $101 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). As of December 31, 2022, we had $395 million of letters of credit outstanding, consisting of the $195 million under the Credit Agreement and another $200 million under various uncommitted bi-lateral facilities (of which there was $199 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). As of September 30, 2023 and December 31, 2022, our revolving loan capacity available was $45 million, respectively. As mentioned above, on October 24, 2023, we further amended our Credit Agreement, the details of which are discussed in “Note 12 - Subsequent Events”.

We utilize surety bonds as part of our customary business practice primarily in Latin America. As of September 30, 2023 and December 31, 2022, we had surety bonds outstanding of $564 million and $415 million, respectively. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

See “Note 7 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2022 Form 10-K, Part I, under the heading “Item 1A. Risk Factors” and other information included and incorporated by reference in this report. As of September 30, 2023, there have been no material changes in our assessment of our risk factors from the aforementioned.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities.

During the three months ended September 30, 2023, we issued 111 ordinary shares upon the exercise of outstanding warrants, resulting in cash proceeds to the Company of $11,095.56. The ordinary shares were issued pursuant to an exemption from registration under Section 1145 of the Bankruptcy Code.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Weatherford International plc

Date:	October 25, 2023	By:	/s/ Arunava Mitra
Arunava Mitra
Executive Vice President and Chief Financial Officer

Date:	October 25, 2023	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and Chief Accounting Officer