Form 10-K
period 2023-12-31
Weatherford International plc
filed 2024-02-07
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact name of registrant as specified in its charter)

Ireland			98-0606750
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2000 St. James Place,	Houston,	Texas	77056
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 713.836.4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.001 par value per share	WFRD	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $3.6 billion based upon the closing price on the Nasdaq Global Select Market as of such date. The registrant had 72,316,426 ordinary shares outstanding as of February 1, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and will be incorporated by reference from, Weatherford’s definitive proxy statement for the 2024 Annual General Meeting of Shareholders to be filed by

Weatherford with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023.

Weatherford International plc
Form 10-K for the Year Ended December 31, 2023

Weatherford International plc – 2023 Form 10-K | 1

Table of Contents    Item 1 | Business
PART I

Item 1. Business.

Weatherford International plc, an Irish public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a leading global energy services company providing equipment and services used in the drilling, evaluation, well construction, completion, production, intervention, and responsible abandonment of wells in the oil and natural gas exploration and production industry as well as new energy platforms.

We conduct business in approximately 75 countries, answering the challenges of the energy industry with 335 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed and managed across the life cycle of the wellbore, and we report in three segments (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention.

On June 1, 2021, NASDAQ approved our application for the listing of our ordinary shares. In connection with the listing, we became subject to the reporting requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Our ordinary shares began trading on the Nasdaq Global Select Market on June 2, 2021, under the ticker symbol “WFRD”.

Our principal executive offices are located at 2000 St. James Place, Houston, Texas 77056, and our telephone number at that location is +1.713.836.4000. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our Board of Directors, can be found on our website, and such information provided on our website, is not incorporated by reference into this Form 10-K. On our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

Strategy

Our goal is to create and deliver value for our shareholders throughout industry cycles by creating sustainable profitability that enables cash flow generation from our products and services regardless of market conditions. We accomplish this goal by disciplined use of capital, rigor around safety and operations, and a strong customer focus.

Our customers’ objectives are continually evolving and are currently focused on disciplined capital and operational expenditures, generating investor and shareholder returns, reducing emissions, participating in the energy transition, and enhancing safety. Weatherford has aligned our technology development and operations around these objectives and expanded our role as a market leading provider of solutions that assist our customers in addressing their key operational challenges not just in conventional reservoirs but also in mature fields, unconventionals, offshore, and in digitalization and automation.

Our focus is on accelerating the strategic deployment of our five strategic priorities of:
•Customer Experience enhancement;
•Creating the Future through innovation of our products, services and solutions;
•Organizational Vitality to hardness employee engagement, attract and retain talent, develop our people and increase leadership effectiveness;
•Lean Operations to simplify and drive waste out of the business for increased productivity, quality, decreased cycle-times and for improved service levels, and;
•Financial Performance and value throughout industry cycles with sustainable profitability and cash flow generation.

We have driven this solution-based focus across our organization through a commitment to improving safety and service quality, embedding a returns-focused mindset in our organization, and developing and commercializing new technologies that add value to our customers’ operations.

Markets

Demand for our industry’s products and services is driven by many factors, including commodity prices, the number of oil and gas rigs and wells drilled, depth and drilling conditions of wells, number of well completions, age of existing wells, reservoir depletion, regulatory environments and the level of workover activity worldwide.
Weatherford International plc – 2023 Form 10-K | 2

Table of Contents    Item 1 | Business

Technology is critical to the energy services marketplace as a result of the maturity of the world’s oil and natural gas reservoirs, declining production rates and the nature of complex well designs, in both land and offshore markets. Customers continue to seek, test and use technologies that accelerate and optimize production at an increasing rate. We invest substantial resources into building our technology offerings, which enable our customers to evaluate, develop and produce from their oil and natural gas reservoirs more efficiently. Our products and services are designed to enable our customers to increase production rates while reducing their costs of drilling and production.

Reportable Segments

We offer our services and technologies in relation to the well life cycle and have three reportable segments: (1) Drilling and Evaluation (2) Well Construction and Completions, and (3) Production and Intervention. All of our segments are enabled by a suite of digital monitoring, control and optimization solutions using advanced analytics to provide safe, reliable and efficient solutions throughout the well life cycle, including responsible abandonment at the end of the well’s productive life.
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

Tubular Running Services provides equipment, tubular handling, tubular management and tubular connection services for the drilling, completions, and workover of various types of wells. We include conventional rig services, automated rig systems, real-time torque-monitoring, and remote viewing of the makeup and breakout verification process, all underscored by our technology and procedural protocols to provide casing and tubular running operations with superior efficiency, and reduced health, safety, and environmental risks.

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
Weatherford International plc – 2023 Form 10-K | 3

Table of Contents    Item 1 | Business

Well Services provides through tubing products and services which ensure consistent delivery of well solutions that extend the economic life of our customer's assets.

Production and Intervention (“PRI”) offers production optimization technologies through the Company’s ability to design and deliver a complete production ecosystem ranging from boosting productivity to responsible well abandonment for our customers. The primary offerings are intervention services & drilling tools, artificial lift, digital solutions, sub-sea intervention and pressure pumping services in select markets. PRI utilizes a suite of reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in conventional and unconventional wells, deep water, and aging reservoirs.

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

Digital Solutions provides software, automation, and flow measurement solutions. For our customers’ drilling operations, the solutions deliver data aggregation, engineering, and optimization including performance analytics in real-time. For our customers’ production operations, the solutions provide flow measurement, surveillance, and control to deliver production optimization by integrating workflows and data for the well, surface facilities and the reservoir.

Sub-Sea Intervention provides electrical and hydraulic power transmission to subsea equipment in order to facilitate workovers and abandonment in deep and ultra-deep-water operations in select markets.

Pressure Pumping Services offers advanced chemistry-based solutions and associated pumping services for safe and effective production enhancements. In select international markets, we provide pressure pumping and reservoir stimulation services, including acidizing, fracturing, cementing, and coiled-tubing intervention.

Competition

We provide our products and services worldwide and compete with a number of global and regional competitors. Our principal competitors include SLB, Halliburton, Baker Hughes, National Oilwell Varco, ChampionX and Expro Group Holdings. We also compete with various other suppliers who provide products and services within a smaller cross section of our product line portfolio either locally, regionally, or globally. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, depth and breadth of products. The energy services business is highly competitive, which may adversely affect our ability to succeed. Additionally, the consolidations of and acquisitions by our competitors are difficult to predict and may impact our business as a result.

Raw Materials

We purchase a wide variety of raw materials, as well as parts and components. We integrate products and components produced by other parties into the products and systems we sell. We continually evaluate and invest in our integrated supply chain in order to reduce materials constraints and impacts from inflationary pressures, while improving lead times and supporting our sustainability efforts.

Customers

Substantially all of our customers are engaged in the energy industry and include national oil companies, international and independent oil and natural gas companies as well as new energy companies.

Weatherford International plc – 2023 Form 10-K | 4

Table of Contents    Item 1 | Business
Research, Development and Patents

In addition to maintaining world-class technology and training centers throughout the world, we have research, development, and engineering teams focused on developing new technologies and improving existing products and services to meet customer demands for improved drilling performance, well integrity, and enhanced reservoir productivity, with emphasis on efficiency, reliability, safety and the environment. We also develop technologies for new energy markets, in addition to the existing oil and gas markets in which we traditionally operate. Weatherford has significant expertise, trade secrets, intellectual property and know-how with respect to the design, manufacturing, and use of our equipment and the provision of our services. As many areas of our business rely on proprietary technology, we seek to protect and defend our intellectual property through trade secrets and patent protection both inside and outside the U.S. for products and methods that we believe to have commercial significance. Although in the aggregate our patents are important to the manufacturing and marketing of many of our products and services, we do not believe that the expiration of any one of our patents would have a materially adverse effect on our business.

Seasonality

Weather and natural phenomena can temporarily affect the level of demand for our products and services; however, the widespread geographical locations of our operations serve to mitigate the overall impact on our business in any particular geographic region. Spring months in Canada, summer in the Southern hemisphere, and winter months in the North Sea and Russia typically have lower demand, driving a negative impact on operations. Additionally, heavy rains, hurricanes, unusual wildfires, extreme freezes or other unpredictable or unusually harsh natural phenomena could lengthen the periods of reduced activity and have a detrimental impact on our results of operations. In addition, customer spending patterns for our products and services may result in higher activity in the fourth quarter of each calendar year as our customers seek to fully utilize their annual budgets.

Russia Ukraine Conflict

On February 24, 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response we evaluated, and continue to evaluate, our operations, with the priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions.

Revenues in Russia were approximately 6% of our total revenue for the year ended December 31, 2023, and were approximately 7% of our total revenues for the years ended December 31, 2022 and 2021. As of December 31, 2023, our Russia operations included $62 million in cash, $94 million in other current assets, $76 million in property, plant and equipment and other non-current assets, and $62 million in liabilities. As of December 31, 2022, our Russia operations included $30 million in cash, $98 million in other current assets, $65 million in property, plant and equipment and other non-current assets, and $52 million in liabilities.

We continue to closely monitor and evaluate the developments in Russia as well as any changes in international laws and sanctions. We believe that operational complexity will increase over time and therefore continually evaluate these potential impacts on our business. As such, we continue to actively evaluate various options, strategies and contingencies with respect to our business in Russia, including, but not limited to:

•continuing the business in compliance with applicable laws and sanctions;
•evaluating the continued use or change in products, equipment and service offerings we currently provide in
Russia;
•curtailing or winding down our activities over time;
•potentially divesting some or all of our assets or businesses in Russia, which could include the option of re-entering the country if and when sanctions or applicable laws would allow for the same and;
•potential nationalization of the business.

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations in the U.S. and globally relating to the energy industry in general and the environment in particular. Our 2023 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2024 to be material. We continuously monitor and strive to maintain compliance with changes in laws and regulations that impact our business.

Weatherford International plc – 2023 Form 10-K | 5

Table of Contents    Item 1 | Business
We have obligations and expect to incur capital, operating and maintenance, and remediation expenditures, as a result of compliance with environmental laws and regulations. Among those obligations, are the current requirements imposed by the Texas Commission on Environmental Quality (“TCEQ”) at a former facility in Midland, Texas where we are performing a TCEQ-approved Remedial Action Plan (“RAP”) to address contaminated ground water. The performance of the RAP and related expenses are scheduled to be performed over a twenty to thirty-year period and, may cost as much as $11 million, all of which were recorded as an undiscounted obligation on the Consolidated Balance Sheets as of December 31, 2022, and remains unchanged as of December 31, 2023.

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

Our global team comprises experts in various disciplines, including engineering, oilfield services support, and multiple corporate functions. In addition to our commitment to operating sustainably with safety, quality, and integrity, we are also focused on recruiting, developing, and promoting an employee culture that revolves around the following Core Values:

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

We believe that ensuring we have the right talent in place is essential to delivering positive results for the business. We remain focused on developing our talent through training, competency, and mentoring, as well as attracting diverse and qualified individuals who will bring fresh perspectives and skill sets to the team. Through role-specific competency-based training and leadership development programs, we seek to expand our employees’ skill sets and regularly reinforce important topics that align with our core values and strategic priorities.

Focus on Safety

Weatherford is committed to the health, safety, and well-being of our employees, customers, and the communities in which we operate. We strive to be a company that is incident free, delivers on our promises, and leaves the environments and communities in which we operate better than we found them. Our company values are built on the foundation of safety, and we realize that a safe operation is indeed an efficient operation. Our commitment to safety and service quality is embedded into every level of our organization. Our Operational Excellence and Performance System (“OEPS”) is our integrated quality, health, safety, security, and environmental management system. OEPS meets or exceeds criteria outlined by international management system standards such as ISO 45001, supports our employees in the field, and enables us to deliver on our customer commitments without sacrificing quality, health, safety, security, or environmental performance. In addition, we have safety programs that are designed to educate employees and our Stop Work Authority program empowers them to intervene when they see or anticipate unsafe behaviors or conditions.

Compensation

We believe in aligning our employees’ compensation with the positive performance of our Company and returns realized for our shareholders. The goal of our compensation programs is to provide competitive compensation opportunities to each of our employees that are well-balanced between our current and long-term strategic priorities, that discourage excessive or unnecessary risk taking, and that reward our employees appropriately for their efforts. We are committed to maintaining and fostering a culture grounded in the principles inherent in pay-for-performance over the short and long-term for our employees eligible to receive a bonus. Through this culture, we strive to attract, motivate, retain, and reward our employees for their work that contributes to building our brand and to sustaining our success in the marketplace. We believe our culture of aligning our compensation programs with our strategic priorities supports a cohesive drive towards value creation for all our stakeholders.

Weatherford International plc – 2023 Form 10-K | 6

Table of Contents    Item 1 | Business
Diversity, Equity and Inclusion

We understand the importance of operating collaboratively and inclusively across all levels of our organization, embracing the full spectrum of diversity among our employees, and recognizing the strength and competitive advantages our differences afford us as a Company. Our Diversity, Equity, and Inclusion (“DE&I”) Program is a core element of our One Weatherford culture. Our DE&I efforts aim to provide learning, engagement, and philanthropic opportunities to help our people and communities flourish. The executive team and frontline employees champion our commitment to embedding our DE&I Program into our organization.

In 2023, we continued to advance our program and awareness throughout the organization, including creating DE&I strategies for each region and conducting celebrations across the Company that foster collaboration and meaningful conversations regarding DE&I. We trained our employees on unconscious bias and continued our focus on NextGen, our field engineering graduate program designed to accelerate the development of defined competencies and skillsets to prepare participants for future leadership positions, as well as our Localization programs for select customers to develop local talent. In addition, we expanded participation in the Women of Weatherford (“WOW”), an employee resource group that seeks to engage, support, empower, and inspire women to foster professional growth and advancement across our regions and employee levels.

Community Impact and Volunteering

In addition to investing in our employees, we are committed to making a positive impact in the communities in which we live and work. Across the globe, our employees give back to organizations who need support in terms of donated items, volunteered time, and financial giving. For example, our team in Canada participates in an annual radiothon to support a local hospital, and our offices across the Latin America and Europe and Africa regions donate time and resources to orphanages, hospitals, and schools to support children and their families. In the United States, we continue to raise funds and awareness to find a cure for Multiple Sclerosis (“MS”) through the MS Society and through our annual Weatherford Walks event, we raised approximately $500,000 benefiting a number of local not-for-profit organizations.

Employee Statistics

As of December 31, 2023, Weatherford had approximately 18,500 employees globally. Some of our operations are subject to union contracts and these contracts cover approximately 17% of our employees.

Weatherford International plc – 2023 Form 10-K | 7

Table of Contents    Item 1 | Business
Executive Officers of Weatherford

The following table sets forth, as of February 7, 2024, the names and ages of the executive officers of Weatherford, including all offices and positions held by each for at least the past five years. There are no family relationships between the executive officers of the Company or between any director and any executive officer of the Company.

Name	Age	Current Position and Five-Year Business Experience
Girishchandra K. Saligram	52	President and Chief Executive Officer of Weatherford International plc, since October 2020
		Senior Vice President and Chief Operating Officer of Exterran Corporation from August 2018 to September 2020
Arunava Mitra	51	Executive Vice President and Chief Financial Officer of Weatherford International plc, since January 2023
		Executive Vice President and Chief Financial Officer of Mitsubishi Power Americas Inc. from October 2021 to December 2022
		Executive Vice President and Chief Financial Officer of Mitsubishi Hitachi Power Systems of Americas Inc. from October 2014 to October 2021
Scott C. Weatherholt (a)	46	Executive Vice President, General Counsel, and Chief Compliance Officer of Weatherford International plc, since July 2020
		Senior Vice President and General Counsel of Arena Energy, L.P., from September 2019 to July 2020
		Executive Vice President, General Counsel, and Corporate Secretary at Midstates Petroleum Company, Inc., from February 2015 to August 2019
Richard D. Ward	55	Executive Vice President, Global Field Operations of Weatherford International plc, since January 2024
		Senior Vice President, Subsea Production Systems of Baker Hughes Co, from May 2021 to December 2022
		Senior Vice President, Strategic Planning & Solutions of Baker Hughes Co, from October 2019 to May 2021
		Vice President, Marketing, Strategy & Solutions of Baker Hughes Co, from August 2017 to October 2019
David J. Reed	50	Executive Vice President and Chief Commercial Officer of Weatherford International plc, since January 2024
		Senior Vice President and Chief Commercial Officer of Weatherford International plc, from August 2021 to December 2023
		Vice President of Sales, Tenaris, from July 2015 to January 2021
Depinder Sandhu	48	Executive Vice President, Global Product Lines of Weatherford International plc, since January 2024
		Senior Vice President, Global Product Lines of Weatherford International plc, from December 2021 to December 2023
		Senior Director, Corporate Strategy of Weatherford International plc, from April 2021 to November 2021
		Vice President, Business Development & Strategy of Weatherford International plc, from July 2020 to March 2021
		Director, Service Delivery of Weatherford International plc, from November 2017 to May 2020
Desmond J. Mills	51	Senior Vice President and Chief Accounting Officer of Weatherford International plc, since November 2021 (Interim Chief Financial Officer August 2022 to January 2023)
		Vice President and Chief Accounting Officer of Weatherford International plc, from March 2021 to November 2021
		Segment Compliance Manager, Construction Industries Segment, Caterpillar Inc., from July 2020 to March 2021
		Division Chief Financial Officer, Integrated Components and Solutions Division, Caterpillar Inc., from September 2018 to July 2020

Weatherford International plc – 2023 Form 10-K | 8

Table of Contents    Item 1 | Business
(a)Prior to joining Weatherford, Mr. Weatherholt was the General Counsel at Midstates Petroleum Company, Inc. when the company filed for bankruptcy protection on May 1, 2016 in the Federal Bankruptcy Court for the Southern District of Texas (Houston Division) and served the company before, during and after its bankruptcy. In addition, he was the Senior Vice President & General Counsel of Arena Energy, LP, which filed for bankruptcy protection on August 20, 2020, in the Federal Bankruptcy Court for the Southern District of Texas (Houston Division) approximately 4 weeks after his departure from the company.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all the risk factors described below, the matters discussed herein under “Forward-Looking Statements” and other information included and incorporated by reference in this Form 10-K, as well as in other reports and materials that we file with the SEC. If any of the risks described below, or elsewhere in this Form 10-K, were to materialize, our business, financial condition, results of operations, cash flows and or prospects could be materially adversely affected. In such case, the trading price of our ordinary shares could decline, and investors could lose part or all of their investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial condition, results of operations and cash flows.

Energy Services Industry Risks

Our business is dependent on capital spending by our customers which is greatly affected by fluctuations in oil and natural gas prices and the availability and cost of capital; reductions in capital spending by our customers has had, and could continue to have, an adverse effect on our business, financial condition and results of operations.

Demand for our products and services is tied to the level of exploration, development and production activity and the corresponding capital and operating spending by oil and natural gas exploration and production companies, including national oil companies. The level of exploration, development and production activity is directly affected by fluctuations in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. Low oil and natural gas prices and decline in global demand for oil and natural gas, including reduced demand as a result of a pandemic, have previously led to our customers, including national oil companies and large oil and natural gas exploration and production companies, to greatly reduce planned future capital expenditures. Factors affecting the prices of oil and natural gas include, but are not limited to:

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
•weather conditions, unusual wildfires, natural disasters, and health or similar issues, such as pandemics or epidemics;
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

Weatherford International plc – 2023 Form 10-K | 9

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

We purchase a variety of raw materials, as well as parts and components made by other manufacturers and suppliers for use in our manufacturing facilities. Our global supply chain is also subject to macroeconomic conditions and political risks. Adverse macroeconomic conditions, including inflation, slower growth or recession and higher interest rates could create disruptions in our supply chain. Similarly, geopolitical risks, including instability resulting from civil unrest, political demonstrations, strikes and armed conflict or other crises in the oil and gas producing regions, such as the Russia Ukraine Conflict and the resulting sanctions, could change the global supply chain dynamics and demand. A disruption in deliveries to or from suppliers or decreased availability of materials could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Also, certain parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases may be sourced through a single supplier, manufacturer or service provider. A disruption in the deliveries from such third‑party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment could adversely affect our ability to meet our commitments to customers and have a material adverse effect on our business, financial condition and results of operations.

Climate change, environmental, social and governance (“ESG”) and other sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for our products and services and adversely affect our business, financial condition, results of operations, stock price or access to capital markets.

Sustainability initiatives are a growing global movement. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional and local legislation, regulatory measures, reporting obligations and policy changes. Also, there is increasing societal pressure in some of the areas where we operate, to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures, including the Paris Climate Accord, may require, or could result in future legislation, regulatory measures or policy changes that would require, significant equipment modifications, operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from our operations or those of our customers, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. As a result of heightened public awareness and attention to these issues as well as continued political and regulatory initiatives to reduce the reliance upon oil and natural gas, demand for hydrocarbons may be reduced, which could have an adverse effect on our business, financial condition, and results of operations. The imposition and enforcement of stringent greenhouse gas emissions reduction requirements could severely and adversely impact the oil and natural gas industry and therefore significantly reduce the value of our business.

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

Weatherford International plc – 2023 Form 10-K | 10

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

Severe weather, including extreme weather conditions and unusual wildfires, has in the past, and could in the future, adversely affect our business and results of operations.

Our business has been, and in the future will likely be, affected by severe weather and unusual wildfires in areas where we operate, which could materially adversely affect our operations. In addition, the frequency and severity of these events may also materially affect our operations and financial results. Any such events could have a material adverse effect on our business, financial condition and results of operations.

Liability claims resulting from catastrophic incidents could have a material adverse effect on our business, financial condition and results of operations.

Drilling for and producing hydrocarbons, and the associated products and services that we provide, include inherent dangers that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and third parties, such as other service providers. At many sites, we depend on other companies and personnel to conduct drilling and other operations in accordance with appropriate safety standards. From time to time, personnel are injured, or equipment or property is damaged or destroyed, as a result of accidents, equipment failures, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in drilling for or producing oil and natural gas. Any of these events can be the result of human error. With increasing frequency, our products and services are deployed on more challenging prospects both onshore and offshore, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment or the environment. Such events may expose us to significant potential losses which could have a material adverse effect on our business, financial condition and results of operations.

Business and Operational Risks

A significant portion of our revenue is derived from our operations outside the U.S., which exposes us to risks inherent in doing business in each of the approximately 75 countries in which we operate.
The U.S. accounted for 16%, 20% and 19% of revenues in 2023, 2022 and 2021, respectively. The rest of our revenues were from non-U.S. operations. Operations in countries other than the U.S. are subject to various risks, including:

•global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict);
Weatherford International plc – 2023 Form 10-K | 11

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
•adequate responses to a pandemic and related restrictions;
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

A concentration of our accounts receivables and revenues were related to one customer and significant changes to the demand or health of the customer could adversely impact our consolidated results of operations, financial condition and statements of cashflows.

Approximately 10% of our 2023 revenue and approximately 22% of our December 31, 2023 accounts receivables were related to our largest customer in Mexico. Additionally, during the fourth quarter of 2023, we entered into a credit default swap (“CDS”) with a third-party financial institution as described in “Note 10 – Derivative Financial Instruments” related to a secured loan between that third-party financial institution and our largest customer in Mexico. The secured loan was utilized by this customer to pay certain of our outstanding receivables. We expect the concentration risk to continue into 2024.

Business slowdowns or other items impacting the financial health of the customer could potentially have an adverse impact on our results of operations.

Our business could be negatively affected by cybersecurity incidents and other technology disruptions.

We rely heavily on information systems and other digital technology to conduct and protect our business. These information systems and other digital technology are subject to the risk of increasingly sophisticated cybersecurity attacks, incursions or other incidents such as unauthorized access to data and systems, loss or destruction of data (including confidential customer, supplier and employee information), computer viruses, or other malicious code, phishing and cyberattacks, and other similar events. These incidents could arise from numerous sources, including those outside our control, including fraud or malice on the part of third parties, governmental actors, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, human error, complications encountered as existing systems are maintained, repaired, replaced, or upgraded or outbreaks of hostilities or terrorist acts.

Given the rapidly evolving nature of cybersecurity incidents, there can be no assurance that the controls we have designed and implemented to prevent or limit the effects of cybersecurity incidents or attacks will be sufficient in preventing or limiting the effects of all such incidents or attacks or be able to avoid a material impact to our systems should such incidents or attacks occur. Recent widespread cybersecurity incidents and attacks in the U.S. and elsewhere have affected many companies. To date, none of these have had a material impact on us. Cybersecurity incidents can result in the disclosure of confidential or proprietary customer, supplier or employee information; theft or loss of intellectual property; impairment in our ability to operate or conduct our business; damage to our reputation with our customers, suppliers, employees and the market; failure to meet customer requirements or result in customer dissatisfaction; legal and regulatory exposure, including fines or legal proceedings (including as a result of our failure to make adequate or timely disclosures to the public, government agencies or affected individuals); damage to equipment (which could cause environmental or safety issues) and other financial costs and losses, including as a result of any remediation efforts. While Weatherford imposes controls on third-party system connectivity to our systems, the risks from an attack via a third-party remain.

The occurrence of a cybersecurity incident can go unnoticed for a period of time despite efforts to detect and respond in a timely manner. Any investigation of a cybersecurity incident is inherently unpredictable, and it takes time before the completion of any investigation and before there is availability of full and reliable information. Even when an attack has been detected, it is not always immediately apparent what the full nature and scope of any potential harm may be, or how best to remediate it, and
Weatherford International plc – 2023 Form 10-K | 12

Table of Contents    Item 1A | Risk Factors
certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which further increase the risks, costs and consequences of a cybersecurity event or other technology disruption. As cybersecurity incidents and attacks continue to evolve, we may be required to expend significant additional resources and incur significant expenses to continue to modify or enhance our protective measures or to investigate, respond to or remediate any information security vulnerabilities.

Depending on the nature and scope of the cybersecurity incident, it could have a material adverse effect on our business, reputation, financial condition and results of operations.

A pandemic significantly weakened demand for our products and services and had a substantial negative impact on our business, financial condition, results of operations and cash flows. A future pandemic may result in similar impacts.

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

The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, exacerbated the potential negative impact from many of the other risks we face. We believe that a future pandemic may result in similar impacts and could also include, but not limited to:

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
Weatherford International plc – 2023 Form 10-K | 13

Table of Contents    Item 1A | Risk Factors

Our business is dependent upon our ability to efficiently and effectively perform and provide products and services to our customers. As such, we are subject to risks associated with cost over-runs, operating cost inflation, global supply chain disruptions, labor availability, supplier and contractor pricing and performance, and our need to continually improve and invest in our people, processes and systems. Our inability to efficiently and effectively mitigate these risks, or our inability to make timely investments could have an adverse effect on our business, financial condition and results of operations.

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

We sometimes provide integrated project management services in the form of long-term, fixed price contracts where we are both the project manager and service provider. Accordingly, under these contracts, we assume additional risks associated with engaging with certain third-party subcontractors, operating cost inflation, labor availability and productivity, global supply chain disruptions, supplier pricing and performance, and potential claims for liquidated damages. If we are unable to complete these contracts effectively and timely, it could potentially have an adverse impact on our results of operations.

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

As of December 31, 2023, we had zero borrowings outstanding under our amended and restated credit agreement (the “Credit Agreement”), and $376 million of letters of credit outstanding, consisting of the $270 million ($218 million for performance letters of credit and $52 million for financial letters of credit) under the Credit Agreement and another $106 million under various uncommitted bi-lateral facilities (of which there was $101 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

In Latin America we utilize surety bonds as part of our customary business practice. As of December 31, 2023, we had $594 million of surety bonds outstanding. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable mitigate the issue.
Weatherford International plc – 2023 Form 10-K | 14

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

As of December 31, 2023, we had $168 million of short-term and $1.7 billion of long-term debt, all accruing interest. If business activity declines, or otherwise does not increase, our level of indebtedness could have negative consequences for our business, financial condition and results of operations, including:

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
Weatherford International plc – 2023 Form 10-K | 15

Table of Contents    Item 1A | Risk Factors
which we could be uninsured and beyond the amounts we currently have reserved or anticipate incurring, and in some cases those potential losses could be material.

Our insurance may not be sufficient to cover any particular loss, or our insurance may not cover all losses. For example, although we maintain product liability insurance, this type of insurance is limited in coverage, and it is possible an adverse claim could arise in excess of our coverage. Additionally, insurance rates have in the past been subject to wide fluctuation and may be unavailable on terms that we or our customers believe are economically acceptable. Reductions in coverage, changes in the insurance markets and accidents affecting our industry may result in further increases in our cost and higher deductibles and retentions in future years and may also result in reduced activity levels in certain markets. As a result, we may not be able to continue to obtain insurance on commercially reasonable terms. Any of these events could have an adverse impact on our business, financial condition and results of operations.

There may be circumstances in which the interests of our significant shareholders could be in conflict with the interests of our other shareholders.

In the aggregate, certain funds associated with our nine largest shareholders own approximately 51% of our outstanding Ordinary Shares. Circumstances may arise in which these shareholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional equity or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or could be in conflict with the interest of our other shareholders. In addition, our significant concentration of share ownership may adversely affect the trading price of our securities because investors may perceive disadvantages in owning securities in companies with significant shareholders and may restrict the trading volume in our ordinary shares.

The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.

The Credit Agreement and the indentures governing our 6.5% Senior Secured Notes maturing on September 15, 2028 (“2028 Senior Secured Notes”) and our 8.625% Senior Notes maturing April 30, 2030 (the “2030 Senior Notes”), contain certain restrictive or limiting covenants that may impose significant operating and financial restrictions on us and may limit our ability to engage in acts that we may believe to be in our long-term best interest, including the following:

•restricting additional indebtedness;
•restricting or limiting payment of dividends and other distributions;
•limiting prepayment, redemption or repurchase certain debt;
•limiting making loans and assets and;
•limiting selling assets and incur liens
These covenants and other restrictions may limit our ability to effectively operate our business, and to execute our growth strategy or take advantage of new business opportunities. These covenants and restrictions include minimum liquidity covenants, minimum interest coverage ratio, maximum ratio of funded debt, and certain other financial ratios, which may apply in certain circumstances, and other restrictions. Our ability to meet the liquidity thresholds or those financial ratios could be affected by events beyond our control.

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

Weatherford International plc – 2023 Form 10-K | 16

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

Weatherford International plc – 2023 Form 10-K | 17

Table of Contents    Item 1A | Risk Factors
Our environmental, social and governance commitments and disclosures may expose us to reputational risks and legal liability.

Increasing focus on ESG factors has led to enhanced interest in, and review of performance results by investors and other stakeholders, and the potential for litigation and reputational risk. In 2022, we made certain public commitments to various corporate ESG initiatives, including our commitment to achieve net-zero emissions for Scope 1 and 2 by 2050 and signing on to the UN Global Compact. Any failure, or perceived failure, to achieve or accurately report on our commitments in our disclosures, including our annual Sustainability Report and our other disclosures on these matters, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability. In addition, positions we take or do not take on social issues may be unpopular with some of our employees, our clients or potential clients, shareholders, investors, governments or advocacy groups, which may impact our ability to attract or retain employees or the demand for our services.

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

The Organization of Economic Cooperation and Development (“OECD”), which represents a coalition of member countries, issued various white papers addressing Tax Base Erosion and Jurisdictional Profit Shifting. The recommendations in these white papers are generally aimed at combating what they believe is tax avoidance. Numerous jurisdictions in which we operate have been influenced by these white papers as well as other factors and are increasingly active in evaluating changes to their tax laws. In addition, the OECD has advanced reforms focused on global profit allocation and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as “Pillar Two.” On October 8, 2021, the OECD announced an accord endorsing and providing an implementation plan for Pillar Two agreed upon by 136 nations. On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the
Weatherford International plc – 2023 Form 10-K | 18

Table of Contents    Item 1A | Risk Factors
plan by January 1, 2024. Numerous countries, including Ireland have enacted legislation implementing Pillar Two effective January 1, 2024. This is not expected to materially increase the taxes we owe; however, if future legislation is enacted to implement the accord in some or all the jurisdictions in which we have operations, it could materially increase the amount of taxes we owe, thereby negatively affecting our results of operations and our cash flows from operations.

Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries in which we operate with differing tax rates, non-income-based taxes, changes in tax laws, or changes in deferred tax assets and liabilities. We assess our deferred tax assets on a quarterly basis to determine whether a valuation allowance may be required. We have recorded a valuation allowance on approximately 90% of our deferred tax assets.

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
Weatherford International plc – 2023 Form 10-K | 19

Table of Contents    Item 1A | Risk Factors
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

We are organized under the laws of Ireland, and a significant portion of our assets are located outside the United States. The United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As such, a shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Ireland. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. The laws of Ireland do, however, as a general rule, provide that the judgments of the courts of the United States have the same validity in Ireland as if rendered by Irish Courts. Certain important requirements must be satisfied before the Irish Courts will recognize the U.S. judgment. The originating court must have been a court of competent jurisdiction, the judgment must be final and conclusive, and the judgment may not be recognized if it was obtained by fraud, or its recognition would be contrary to Irish public policy. Any judgment obtained in contravention of the rules of natural justice or that is irreconcilable with an earlier foreign judgment would not be enforced in Ireland.

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

Weatherford International plc – 2023 Form 10-K | 20

Table of Contents    Item 1A | Risk Factors
If our long-lived assets and other assets are impaired, we may be required to record significant non-cash charges to our earnings.

We recognize impairments of long-lived assets when we determine the carrying amount of certain long-lived asset groups exceed their respective fair values. Our impairment assessment includes analysis of the undiscounted cash flow of our asset groups, which include property, plant, and equipment, definite-lived intangible assets, and operating lease assets. Based on the uncertainty of forecasted revenue, forecasted operating margins, and discount rate assumptions used to estimate our asset groups’ fair value, future reductions in our expected cash flows could cause a material non-cash impairment charge of long-lived assets, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Oversight and Governance

Weatherford is committed to protecting its information systems. These efforts are led by the Chief Information Officer (“CIO”). Our program is designed to align with international best practices used in our industry, such as the Cyber Security Framework from the National Institute of Standards and Technology (“NIST”).

Weatherford’s cybersecurity has been developed by the CIO and the information security team, in coordination with our Board and key members of our finance, assurance and legal teams. The information security team, which has years of experience selecting, deploying, and operating cybersecurity technologies and initiatives around the world, uses a risk-based approach in an effort to facilitate protection, detection and rapid response to threats. We seek to validate our approach through NIST Cyber Security Risk Assessments conducted by third parties and tested through penetration tests and tabletop exercises, as well as internal and external audits.

Information security is a key part of the Company’s Enterprise Risk Management (“ERM”) program, which is designed to identify and evaluate potentially material risks, the potential impact of these risks on the enterprise, as well as steps to control and mitigate those risks. The Company has established an ERM Committee that meets regularly to evaluate risks and coordinate a consistent approach to risk mitigation across the enterprise, including risks related to cybersecurity. The ERM Committee is comprised of certain members of our cross-functional executive leadership team.

The CIO reports quarterly to senior management, including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and General Counsel, among others, on the status of company-wide cybersecurity initiatives, risks and other developments. The CIO or key members of the executive leadership team update the audit committee of our Board periodically on the cybersecurity landscape, the status of ongoing initiatives and any threats or other issues. The audit committee has ultimate oversight over the cybersecurity of the organization.

Protection

Employee Awareness and Training

Weatherford offers multilingual training sessions and awareness campaigns to better equip our employees with knowledge and tools to safeguard our information systems. Cybersecurity training occurs during onboarding and refresher courses are taken annually. Weatherford performs simulated phishing campaigns to raise employee awareness and provide guidance on recognizing and reporting potential threats. Employees are encouraged to report on cybersecurity threats, data privacy incidents, or any other concerns.

Weatherford also provides guidance to support employees on acceptable use, remote access, encryption, cloud security, and anti-virus best practices. Weatherford has long included a safety moment at the beginning of major internal meetings, and cyber safety is an occasional topic.

We believe our ongoing training and awareness campaigns reinforce the importance of employees in preventing cybersecurity incidents, and further the goal of continuously promoting Weatherford’s culture of safety, security and compliance.

Protection Systems

Weatherford International plc – 2023 Form 10-K | 21

Table of Contents         Item 1B through Item 4 | Unresolved Staff Comments through Mine Safety
Weatherford has made significant investments in cyber protection systems, including by engaging third party service providers to actively search and monitor information systems for vulnerabilities through penetration testing and other means. In addition, multi-factor authentication and strong passwords are used across all major Weatherford systems in an effort to prevent unauthorized access.

Weatherford personnel perform risk assessments on third-party products and platforms through a checklist-based review and interview process that aim to validate security controls. Third parties are often asked to provide additional documentation on security architecture, certifications and results of assessments. Cybersecurity approval is a key factor in approving a new third-party product or platform.

Detection and Response

Weatherford uses multiple internal and external resources to continuously monitor our information systems for evidence of a threat, breach or other incident.

When a threat or other issue is identified, the information security team follows an incident response plan that outlines the process for investigating and addressing the issue. The incident response plan is focused on prompt interdisciplinary communication and coordination between the information security team and key members of the finance, legal, and communication teams, as well as senior management. The information security team also utilizes specific runbooks for various types of threats that are updated and expanded based on lessons learned and emerging best practices. Our incident response plan also provides for consideration of whether an incident is material, requiring disclosure to shareholders in SEC filings. Our team also has a disaster recovery plan, under which recovery testing occurs annually.

Weatherford expects to continually invest in the improvement of cybersecurity infrastructure, as systems and needs evolve and as the threat landscape changes. Because we employ a prevention-based improvement cycle that requires the response team for each threat or incident to consider the root cause of the issue and any lessons learned throughout the response process, we strive to make corrections and improvements in our policies and procedures that are designed to safeguard against future threats.

While we believe our approach to cybersecurity is reasonable, given the rapidly evolving nature of cybersecurity incidents, there can be no assurance that the controls we have designed and implemented will be sufficient in preventing future incidents or attacks. See “Item 1A –Risk Factors – Our business could be negatively affected by cybersecurity incidents and other technology disruptions” for more information about cybersecurity risk.

Item 2. Properties.

We conduct business in approximately 75 countries and have manufacturing facilities, research and technology centers, fluids and processing centers and sales, service and distribution locations throughout the world. Our principal executive offices are in Houston, Texas, U.S. We own or lease numerous other facilities such as service centers, shops, sales and administrative offices throughout the geographic regions in which we operate. The major service centers where we support our segment operations are located in Villahermosa, Mexico; Villavicencio, Colombia; Dhahran, Saudi Arabia; Neuquen, Argentina; Abu Dhabi, United Arab Emirates; Mina Abdulla, Kuwait; Williston, North Dakota, U.S.; Nimr, Oman and Odessa, Texas, U.S. We operate research and technology centers in Houston, Texas, U.S.; Loughborough, United Kingdom; and Mumbai, India and have major manufacturing centers in JiangSu, China; Abu Dhabi, United Arab Emirates; Huntsville, Texas, U.S.; Vadodara, India and Hannover, Germany.

All of our material U.S., Canada and United Kingdom properties are mortgaged to the lenders under our 2028 Senior Secured Notes and Credit Agreement. Our remaining owned properties are unencumbered; however, the lenders could require we mortgage certain of these properties as well. We believe the facilities that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings.

In the ordinary course of business, we are the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance. Please see the following:

•If we are the subject of governmental and internal investigations related to alleged misconduct and violations of U.S. or international laws in the future, it could have a material adverse effect on our business, financial condition and results of operations. For additional information, see Item 1A. Risk Factors- Legal, Tax and Regulatory Risks.
•See also “Item 1. - Business” and “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12 – Disputes, Litigation and Legal Contingencies.”

Weatherford International plc – 2023 Form 10-K | 22

It is possible that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases that would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material.

Item 4. Mine Safety Disclosures.

Not applicable.

Weatherford International plc – 2023 Form 10-K | 23

Table of Contents    Item 5 | Market for Registrants Ordinary Shares

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 1, 2021, NASDAQ approved our application for the listing of our ordinary shares and we became subject to the reporting requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Our ordinary shares began trading on the Nasdaq Global Select Market on June 2, 2021 under the ticker symbol “WFRD”. As of February 1, 2024, we had 68 shareholders of record. The actual number of shareholders is considerably greater than the number of shareholders of record and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

During the three months ended December 31, 2023, we issued 3,429 ordinary shares upon the exercise of outstanding warrants, resulting in cash proceeds to the Company of $342,763. The ordinary shares were issued pursuant to an exemption from registration under Section 1145 of the Bankruptcy Code. On December 13, 2023, the remaining 7,774,134 unexercised warrants expired, and the rights of the warrant holders to purchase ordinary shares were terminated.

We intend to retain future earnings to reinvest in our business and/or to repay debt, and the declaration and payment of future dividends and/or other forms of shareholder returns will be at the discretion of the Board and will depend, among other things, on future earnings, general financial condition and liquidity restrictions contained in our financing agreements, capital requirements and general business conditions, in addition to legal requirements.

The following graph shows a comparison of cumulative total shareholder return on our ordinary shares, the Dow Jones U.S. Index (“DJI”), the Dow Jones U.S. Oil Equipment and Services Index (“DJUSOI”), the Philadelphia Oil Service Index (“OSX”), the VanEck Oil Services ETF (“OIH”) and the Standard & Poor’s 500 Index (“S&P 500”) from June 2, 2021 (date we began trading on NASDAQ) through 2023. During 2023, we elected to include OSX, OIH, and S&P 500 as these either: represent a group of our competitors, is an index in which we are a component of or is an index in which we and our peers benchmark against. The graph assumes $100 was invested in each of the Company’s ordinary shares, and aforementioned indices. Note that past stock price performance is not necessarily indicative of future stock price performance.

Weatherford International plc – 2023 Form 10-K | 24

Table of Contents    Item 7 | MD&A

Comparison of Cumulative Total Return
$800
$600
$400
$200
$—
06/02/21
12/31/21
12/31/22
12/31/23
Weatherford International plc
Dow Jones U.S. Oil Equipment and Services Index
Dow Jones U.S. Index
Philadelphia Oil Service Index
VanEck Oil Services ETF
Standard & Poor's 500 Index

	06/02/21	12/31/21	12/31/22	12/31/23
Weatherford International plc	$100	$216	$398	$764
Dow Jones U.S. Oil Equipment and Services Index	$100	$95	$130	$135
Dow Jones U.S. Index	$100	$105	$96	$109
Philadelphia Oil Service Index	$100	$82	$131	$131
VanEck Oil Services ETF	$100	$83	$136	$139
Standard & Poor’s 500 Index	$100	$113	$91	$114

Weatherford International plc – 2023 Form 10-K | 25

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this item, “Weatherford”, “the Company,” “we,” “us” and “our” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis.

The following discussion should be read in conjunction with the earlier section “Item 1. Business” and our Consolidated Financial Statements and Notes thereto included later in “Item 8. Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements include certain risks and uncertainties. For information about these risks and uncertainties, refer to the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. Risk Factors.”

Industry Trends

Demand for our industry’s products and services is driven by many factors, including commodity prices, the number of oil and gas rigs and wells drilled, depth and drilling conditions of wells, number of well completions, age of existing wells, reservoir depletion, regulatory environment, and the level of workover activity worldwide.

Lower oil and natural gas prices and lower rig count generally correlate to lower exploration and production spending, and higher oil and natural gas prices and higher rig count generally correlate to higher exploration and production spending. Therefore, our financial results are significantly affected by oil and natural gas prices as well as rig counts.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”) and Brent North Sea (“Brent”) crude oil and Henry Hub (“HH”) natural gas.

	Year Ended December 31,
	2023	2022	2021
Oil price - WTI (1)	$77.64	$94.79	$67.99
Oil price - Brent (1)	$82.47	$100.78	$70.68
Natural Gas price - HH (2)	$2.54	$6.42	$3.91
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Year Ended December 31,
	2023	2022	2021
North America	864	898	610
International	948	851	755
Worldwide	1,812	1,749	1,365

Consolidated Statements of Operations - Operating Income Summary

2023 vs 2022

Revenues totaled $5.14 billion in 2023, an increase of $804 million, or 19% compared to 2022. The year-over-year improvement was due to increased activity across all reporting segments. Customer demand is primarily driven by changes in oil and natural gas prices and rig counts. Revenues in 2023 reflect a 18% increase in service revenues and a 20% increase in product revenues. WCC, DRE, and PRI contributed to 35%, 26%, and 10% of the increase in revenues, respectively, with the remainder from higher activity in integrated services and projects. Geographically, growth in 2023 was led by improvements in the Middle East/North Africa/Asia, Latin America and Europe/Sub-Sahara Africa/Russia, which contributed to 51%, 40%, and 13% of the increase, respectively, partly offset by a revenue decline in North America. Approximately 80% of our revenue increase in 2023 was due to increased customer demand, with the remainder from pricing and market share improvements, and operational focus. Average oil prices in 2023 decreased 18% for both West Texas Intermediate crude oil and Brent North Sea crude oil compared to
Weatherford International plc – 2023 Form 10-K | 26

Table of Contents    Item 7 | MD&A
2022. Henry Hub natural gas prices decreased 60% compared to 2022. Global rig counts increased 4% compared to 2022. International revenues (outside of North America, see “Note 3 – Revenue” to our Consolidated Financial Statements) led the increase in 2023, observable in the 11% increase of international rig counts for the same periods.

Cost of products and services of $3.40 billion increased $375 million, or 12%, in 2023 compared to 2022, to support the increased overall activity across our segments. Approximately 80% of our increase in 2023 was attributable to cost increases necessary to meet increased demand, with a large portion of the remainder from a shift in service and product mix and the rest due to inflation in the cost of labor and materials. Our cost of products and services as a percentage of revenues was 66% in 2023, an improvement compared to 70% in 2022, reflecting improved utilization on a more efficient operating cost structure, and pricing improvements to customers to offset impacts from supply chain disruptions and inflation. Additionally, lower inventory charges contributed to the lower cost structure as a percentage of revenues.

Selling, general, administrative and research and development costs of $916 million increased $48 million, or 6%. The increase primarily reflects an increase in research and development investment in newer technologies and an increase in overhead to support organization growth. These costs as a percentage of revenues were 18% in 2023, an improvement compared to 20% in 2022, reflecting our focus on cost control initiatives.

2022 vs 2021

Revenues totaled $4.33 billion in 2022, an increase of $686 million, or 19% compared to 2021. The year-over-year improvement was due to increased activity across all reporting segments. Revenues in 2022 reflect a 15% increase in service revenues and a 26% increase in product revenues. The year-over-year improvement was due to increased activity across all reporting segments with PRI, DRE and WCC contributing 39%, 38%, and 24% of the increase in revenues, respectively. Geographically, growth in 2022 was led by improvements in Latin America, the Middle East/North Africa/Asia, and North America, which contributed to 36%, 30%, and 30% of the increase, respectively. Approximately 70% of our revenue increase in 2022 was due to increased customer demand with remainder from pricing and market share improvements, and operational focus. Customer demand is primarily driven by changes in oil and natural gas prices and rig counts. Average oil prices in 2022 increased 39% for West Texas Intermediate crude oil and 43% for Brent North Sea crude oil compared to 2021. Henry Hub natural gas prices increased 64% compared to 2021. Global rig counts increased 28% compared to 2021. Service and product quality excellence allowed us to benefit from a robust market with customers focusing on delivering energy supply with minimal disruption, globally. Imbalance across geographies driven by geopolitical conflicts, investment variances and supply disruptions caused a greater focus on energy security, globally. Our operational initiatives, put in place over the past couple of years, enabled us to regain share in a few product lines and geographies, as well as improve pricing through differentiation.

Cost of products and services of $3.02 billion increased $304 million, or 11% compared to 2021, to support the increased overall activity across our segments. Approximately 70% of this increase is attributable to cost increases necessary to meet increased demand for our products and services. The remainder of the increase was primarily due to inflation of wages and to a lesser extent higher cost of materials. Our cost of products and services as a percentage of revenues was 70% in 2022, an improvement compared to 75% in 2021, reflecting improved utilization on a more efficient operating cost structure, and pricing improvements to customers to offset impacts from supply chain disruptions and inflation. Additionally, higher gains on asset sales and lower inventory charges contributed to the lower cost structure as a percentage of revenues.

Selling, general, administrative and research and development costs in 2022 of $868 million increased $45 million, or 5%, when compared to 2021 to keep up with increased activity and demand across our segments. These costs as a percentage of revenues were 20% in 2022, an improvement compared to 23% in 2021, reflecting our focus on cost control initiatives.

Weatherford International plc – 2023 Form 10-K | 27

Table of Contents    Item 7 | MD&A
Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest expense, net primarily represented for each year, the interest on our outstanding long-term debt (see “Note 8 – Borrowings and Other Debt Obligations” to our Consolidated Financial Statements for additional details) offset by interest income. Interest expense, net, of $123 million in 2023, decreased $56 million, or 31%, compared to 2022 primarily due to the early repayments of principal on our 11.00% Exit Notes maturing on December 1, 2024, fully repaid in 2023, early repayments and repurchases of principal on our 6.5% Senior Secured Notes maturing September 15, 2028, and an increase in interest income. Interest expense, net, of $179 million in 2022, decreased $81 million, or 31%, compared to $260 million in 2021 primarily due to the early repayments of principal amounts on our 11.00% Exit Notes maturing on December 1, 2024, having fully repaid in 2021 on our 8.75% Senior Secured Notes maturing on September 1, 2024, and an increase in interest income.

Loss on Blue Chip Swap Securities

An indirect foreign exchange mechanism known as the Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from operations in Argentina. During the second quarter of 2023, we entered into a series of BCS securities transactions that resulted in a “Loss on Blue Chip Swap Securities” of $57 million. See “Note 17 – Blue Chip Swap Securities - Argentina” to our Consolidated Financial Statements for additional details.

Loss on Extinguishment of Debt and Bond Redemption Premium

During 2023, we repaid the remaining $125 million in principal on our Exit Notes and made $243 million in repayments and repurchases of our 6.5% Senior Secured Notes, and incurred a $5 million bond redemption premium. During 2022, we repaid $175 million in principal on our Exit Notes and incurred a $5 million bond redemption premium. During 2021, we repaid in full our 2024 Senior Secured Notes, repaid $200 million of Exit Notes, and refinanced $1.6 billion of Exit Notes. As such, we recognized a $170 million loss, comprised of a $39 million loss on extinguishment of debt and a $131 million bond redemption premium. See “Note 8 – Borrowings and Other Debt Obligations” for additional details.

Other Expense, Net

Other expense, net, of $129 million in 2023 increased $39 million compared to 2022 expense of $90 million primarily attributable to currency losses on the Argentine Peso. Other expense, net, in 2022 increased by $61 million compared to the 2021 expense of $29 million primarily attributable to currency losses in the Argentine Peso and the Russian Ruble.

When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency. Additionally, we enter into certain short-term investments which partially offset these foreign exchange losses.

Income Taxes

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors, which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions, the impacts of tax planning activities and the resolution of tax audits. Our effective rate differs from the Irish statutory tax rate as the majority of our operations are taxed in jurisdictions with different tax rates. In addition, we are unable to recognize tax benefit on certain losses.

We record deferred tax assets for net operating losses and temporary differences between the book and tax basis of assets and liabilities that are expected to produce tax deductions in future periods. The realizability of the deferred tax assets is dependent upon judgments and assumptions inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil prices and market demand for our products and services). The Company concluded it was not able to realize the benefit of certain deferred tax assets and has established a valuation allowance. Continued performance improvement in certain jurisdictions could result in a change in our realization of deferred tax asset assessment in the near future, which would release valuation allowance.

Weatherford International plc – 2023 Form 10-K | 28

Table of Contents    Item 7 | MD&A
The income tax provision and respective effective tax rate was $57 million and 11%, $87 million and 63%, and $86 million and (25)% for 2023, 2022 and 2021, respectively.

Our income tax provisions in 2023 and 2022 are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Impairments and other charges recognized do not result in significant tax benefit as a result of being attributed to a non-income tax jurisdiction or our inability to forecast realization of the tax benefit of such losses.

For the year ended December 31, 2023, income tax expense was lower by $93 million, due to the release of valuation allowances where deferred tax assets are now considered more likely than not to be realized in the future, and $22 million due to the recognition of a benefit from previously uncertain tax positions throughout the year. Those benefits were offset by the establishment of valuation allowance of approximately $50 million against the sale of Blue Chip Swap securities and currency devaluation in Argentina (see Note 17 – Blue Chip Swap Securities - Argentina). During the year ended December 31, 2022, income tax expense was lower by $35 million, due to the release of valuation allowances and $27 million, due to the recognition of a benefit from previously uncertain tax positions.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our consolidated financial statements. As of December 31, 2023, we anticipate that it is reasonably possible that the amount of our uncertain tax positions of $203 million may decrease by up to $13 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

Weatherford International plc – 2023 Form 10-K | 29

Table of Contents    Item 7 | MD&A
Results of Operations by Segment

				Favorable			Favorable
				(Unfavorable)			(Unfavorable)
	Year Ended December 31,			$	% or bps		$	% or bps
(Dollars in millions)	2023	2022	2021	2023 vs 2022			2022 vs 2021
Revenues:
DRE Revenues	$1,536	$1,328	$1,066	$208	16%		$262	25%
WCC Revenues	1,800	1,521	1,353	279	18%		168	12%
PRI Revenues	1,472	1,395	1,127	77	6%		268	24%
All Other	327	87	99	240	276%		(12)	(12)%
Total Revenues	5,135	4,331	3,645	804	19%		686	19%

Operating Income:
DRE Segment Adjusted EBITDA	$422	$324	$186	$98	30%		$138	74%
WCC Segment Adjusted EBITDA	455	299	256	156	52%		43	17%
PRI Segment Adjusted EBITDA	323	261	191	62	24%		70	37%
All Other	38	1	6	37	3700%		(5)	(83)%
Corporate	(52)	(68)	(68)	16	24%		—	—%
Depreciation and Amortization	(327)	(349)	(440)	22	6%		91	21%
Share-based Compensation	(35)	(25)	(25)	(10)	(40)%		—	—%
Other Credits (Charges)	(4)	(31)	10	27	87%		(41)	(410)%
Operating Income (Loss)	$820	$412	$116	$408	99%		$296	255%

Margins:
DRE Segment Adjusted EBITDA Margin	27.5%	24.4%	17.4%	n/m	308	bps	n/m	695	bps
WCC Segment Adjusted EBITDA Margin	25.3%	19.7%	18.9%	n/m	562	bps	n/m	74	bps
PRI Segment Adjusted EBITDA Margin	21.9%	18.7%	16.9%	n/m	323	bps	n/m	176	bps
Weatherford International plc – 2023 Form 10-K | 30

Table of Contents    Item 7 | MD&A

DRE Results

2023 vs 2022

DRE revenues of $1.5 billion in 2023 increased by $208 million or 16% compared to 2022 due to higher demand and activity with approximately 70% of the increase from drilling-related services. Geographically, approximately 55% of the overall revenue growth came from Latin America and approximately 25% from the Middle East/North Africa/Asia regions.

DRE segment adjusted EBITDA of $422 million in 2023 increased by $98 million or 30% compared to 2022. DRE segment adjusted EBITDA margin was 27.5% in 2023 compared to 24.4% in 2022.

2022 vs 2021

DRE revenues of $1.3 billion in 2022, increased by $262 million or 25% compared to 2021 due to higher demand and activity with approximately 70% of the increase from managed pressure drilling and drilling services. Geographically, approximately half of the overall revenue growth came from Latin America and 35% from the Middle East/North Africa/Asia regions.

DRE segment adjusted EBITDA of $324 million in 2022 increased by $138 million or 74% compared to 2021. DRE segment adjusted EBITDA margin was 24.4% in 2022 compared to 17.4% in 2021.

WCC Results

2023 vs 2022

WCC revenues of $1.8 billion in 2023 increased by $279 million or 18% compared to 2022 due to higher demand and activity with approximately 75% of the increase from completions and cementation products. Geographically, international regions contributed to approximately all of the overall revenue growth with 50% from the Middle East/North Africa/Asia. Latin America along with Europe/Sub-Sahara Africa/Russia equally contributed to the remaining overall revenue growth.

WCC segment adjusted EBITDA of $455 million in 2023 increased by $156 million or 52% compared to 2022. WCC segment adjusted EBITDA margin was 25.3% in 2023 compared to 19.7% in 2022.

2022 vs 2021

WCC revenues of $1.5 billion in 2022 increased by $168 million or 12% compared to 2021 due to higher demand and activity with approximately 55% of the increase from cementation products. Geographically, approximately half of the overall revenue growth came from the Middle East/North Africa/Asia with North America and Latin America contributing equally to remaining overall revenue growth. The increase was offset by a revenue decline in Europe/Sub-Sahara Africa/Russia.

WCC segment adjusted EBITDA of $299 million in 2022 increased by $43 million or 17% compared to 2021. WCC segment adjusted EBITDA margin was 19.7% in 2022 compared to 18.9% in 2021.

PRI Results

2023 vs 2022

PRI revenues of $1.5 billion in 2023 increased by $77 million or 6% compared to 2022 due to higher demand and activity with approximately 75% of the increase from pressure pumping and intervention services and drilling tools. Geographically, international regions contributed approximately all of the overall revenue growth with approximately half from Latin America and half from the Middle East/North Africa/Asia. The increase was offset by a revenue decline in North America.

PRI segment adjusted EBITDA of $323 million in 2023 increased by $62 million or 24% compared to 2022. PRI segment adjusted EBITDA margin was 21.9% in 2023 compared to 18.7% in 2022.

Weatherford International plc – 2023 Form 10-K | 31

Table of Contents    Item 7 | MD&A
2022 vs 2021

PRI revenues of $1.4 billion in 2022, increased by $268 million or 24% compared to 2021 due to higher demand and activity across all PRI product lines with approximately 75% of the increase from artificial lift and pressure pumping. Geographically, approximately 45% of the revenue growth came from North America and approximately 45% of the growth was contributed equally by Europe/Sub-Sahara Africa/Russia and Latin America.

PRI segment adjusted EBITDA of $261 million in 2022 increased by $70 million or 37% compared to 2021. PRI segment adjusted EBITDA margin was 18.7% in 2022 compared to 16.9% in 2021.

All Other Results

All other includes results from non-core business activities that do not individually meet the criteria for segment reporting, including integrated services and projects, which includes pass through services and project management services.

All other revenues of $327 million, increased $240 million or 276%, in 2023 compared to 2022, primarily due to higher activity related to integrated services and projects in the Middle East/North Africa/Asia and Latin America. All other revenues of $87 million, decreased $12 million or 12% in 2022 compared to 2021, primarily due to product line discontinuations and lower revenues from integrated services and projects.

Corporate

Corporate was a net expense of $52 million in 2023, a decrease of $16 million or 24% compared to 2022, primarily due to lower litigation expense in 2023. Corporate was a net expense of $68 million in 2022 and 2021 and included the impact of litigation expense or other one-time items.

Depreciation and Amortization

Depreciation and amortization expense in 2023 was $327 million, a decrease of $22 million compared to 2022, and in 2022 was $349 million, a decrease of $91 million compared to 2021. The decrease in both periods was primarily attributed to a lower asset base, offset by an increase in our capital expenditures as demand increased. See “Note 2 – Segment Information”, “Note 7 – Property, Plant and Equipment, Net”, and “Note 8 – Intangible Assets, Net” for additional information.

Share-based Compensation

We record share-based compensation expense in “Selling, General and Administrative” on the accompanying Consolidated Statements of Operations. We recognized $35 million in 2023 and $25 million in each of 2022, and 2021. The increase was primarily attributable to the cost of performance share units. See “Note 13 – Share-Based Compensation” for additional information.

Weatherford International plc – 2023 Form 10-K | 32

Table of Contents    Item 7 | MD&A
Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include but are not limited to; the impact from geopolitical conflicts; global response to any ongoing pandemics; our customers’ capital expenditures; environmental, social and governance and other sustainability initiatives; world economic, political and weather conditions; the price of oil and natural gas; and, member-country quota compliance within the Organization of Petroleum Exporting Countries and the expanded alliance. Imbalance across geographies driven by geopolitical conflicts, investment variances and supply disruptions are driving a greater focus on energy security, which in turn is creating a shift towards national oil companies. We expect continued improvements in our customer activity levels and generally positive macroeconomic conditions, all of which are expected to continue to provide a pathway to a multi-year energy demand expansion. We continue to closely monitor macroeconomic conditions, potential supply chain disruptions, inflationary factors, and other labor and logistical constraints that could impact our operations and results.

Our customers continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and pressure us to deliver our products and services at competitive rates. Over the long-term, we expect demand for oil and natural gas exploration and production industry as well as new energy platforms to continue to require more advanced technology from the energy service industry. Weatherford delivers innovative energy services that integrate proven technologies with advanced digitalization to create sustainable offerings for maximized value and return on investment. There was substantial negative impact on the global economy and demand leftover in 2021 from the COVID-19 pandemic, which carried at a lesser extent into 2022 which also included inflationary pressures, logistical delays and service and supply shortages. We managed to face these challenges by evolving our offerings, increasing the breadth of our digital portfolio and enhancing our applications to offer more fully integrated digital energy services solutions. We also increased our offerings of automated well construction and remote monitoring and predictive analytics related to our product offerings. Our resiliency continued to show in our performance through 2023, allowing us to also make improvements on our capital structure through debt reduction. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will continue to depend heavily on pricing, volume of work, our ability to offer cost efficient, innovative and effective technology solutions, and our success in gaining market share in new and existing markets.

Our company performance, industry conditions and related perception, could make it more difficult to obtain our targeted cost reduction benefits and to recruit, motivate and retain employees, including key personnel. The implementation of new or escalation of existing sanctions imposed against countries in which we operate, including any further escalation of sanctions and other events around the Russia Ukraine Conflict, including increased exposure to cyberattacks, increasing investor and government focus on sustainability initiatives, supply chain challenges and disruptions, and the cyclicality of the energy industry may negatively impact demand for our products and services. The Russia Ukraine Conflict, or other future geopolitical conflicts, could also have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business, financial condition, and results of operations. Such risks include, but are not limited to, adverse effects on global macroeconomic conditions; increased volatility in the price and demand of oil and natural gas, increased exposure to cyberattacks; limitations in our ability to implement and execute our business strategy; risks to employees and contractors that we have in the region; disruptions in global supply chains; exposure to foreign currency fluctuations; potential nationalizations and assets seizures in Russia or elsewhere; constraints or disruption in the capital markets and our sources of liquidity; our potential inability to service our remaining performance obligations and potential contractual breaches and litigation.

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

Weatherford International plc – 2023 Form 10-K | 33

Table of Contents    Item 7 | MD&A
Liquidity and Capital Resources

At December 31, 2023, we had cash and cash equivalents of $958 million and $105 million in restricted cash, compared to $910 million of cash and cash equivalents and $202 million of restricted cash at December 31, 2022. The following table summarizes cash provided by (used in) each type of business activity in the periods presented:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Net Cash Provided by Operating Activities	$832	$349	$322
Net Cash Used in Investing Activities	(289)	(54)	(83)
Net Cash Used in Financing Activities	(514)	(248)	(403)

Operating Activities

The primary source of cash provided by operating activities was attributed to operating income and collections, which offset operating spend, including cash interest.

Cash provided by operating activities in 2023 was $832 million. Heightened collections activity attributed to the increase year-over-year. During the fourth quarter of 2023, we entered into a credit default swap with a third-party financial institution related to a secured loan between that third-party financial institution and our largest customer in Mexico. The secured loan was utilized by this customer to pay us $140 million of certain of our outstanding receivables, increasing our net cash provided by operating activities. See further discussion below under “Derivative Financial Instruments” and in “Note 10 – Derivative Financial Instruments”.

Cash provided by operating activities was $349 million in 2022 and $322 million in 2021. The primary sources of cash from operating activities were from higher operating income as well as effective working capital management, partially offset by interest payments.

Investing Activities

Cash used in investing activities in 2023 was $289 million. The primary uses of cash in investing activities were for capital expenditures of $209 million, the purchase of Blue Chip Swap securities in Argentina for $110 million (see Note 17 – Blue Chip Swap Securities - Argentina), and $51 million of other investing activities. The uses of cash were offset by Blue Chip Swap proceeds of $53 million and $28 million in proceeds from the disposition of assets.

Cash used in investing activities in 2022 was $54 million. The primary uses of cash in investing activities were for capital expenditures of $132 million, partially offset by proceeds from the sale of assets of $82 million.

Cash used in investing activities in 2021 was $83 million. The primary uses of cash in investing activities were for capital expenditures of $85 million and investments in marketable securities in Argentina of $39 million. The primary source of cash from investing activities was $41 million of proceeds from asset dispositions.

Financing Activities

Cash used in financing activities in 2023 was $514 million. The primary uses of cash in financing activities were for repayments and repurchases of long-term debt of $386 million (see “Note 8 – Borrowings and Other Debt Obligations”) and $56 million in tax remittances on equity awards vested. The tax remittances were higher than the same period of the prior year due to an increase in both the share price and the quantity of shares vested. Additionally, we paid distributions to noncontrolling interests of $52 million. The remaining financing cash uses were primarily for financing fees paid on the Credit Agreement.

Cash used in financing activities in 2022 was $248 million. The primary uses of cash in financing activities were repayments of long-term debt of $198 million which included finance leases, a repurchase of $8 million of our 2028 Senior Secured Notes and a $175 million early redemption of our Exit Notes. Additionally, we paid distributions to noncontrolling interests of $30 million. The remaining financing cash uses were primarily for financing fees paid on the Credit Agreement.
Weatherford International plc – 2023 Form 10-K | 34

Table of Contents    Item 7 | MD&A

Cash used in financing activities in 2021 was $403 million. The primary uses of cash in financing activities were repayments of long-term debt of $2.3 billion associated with the partial redemption of our Exit Notes and full redemption of our 2024 Senior Secured Notes as well as finance lease obligations. Other primary uses of cash from financing activities were $131 million in bond redemption premium payments as a result of the early redemptions and $28 million, primarily for $21 million in distributions to noncontrolling interests that were settled in cash (as certain distributions in the year were settled in other noncash methods). The primary sources of cash from financing activities were net proceeds of $2.1 billion from the issuance of our 2030 Senior Notes and 2028 Senior Secured Notes.

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

Cash Requirements
Our cash requirements will continue to include payments for principal and interest on our long-term debt, capital expenditures, payments on our finance and operating leases, payments for short-term working capital needs, operating costs and restructuring payments. As business activity continues to rise, we expect to continue to utilize cash on capital assets and working capital growth. Our cash requirements also include personnel costs including awards under our employee incentive programs and other amounts to settle litigation related matters. In addition, we have derivative financial instruments where we have notional amounts that do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument, however, in the event of a related default, we could potentially be required to pay. See further discussion below under “Derivative Financial Instruments” and in “Note 10 – Derivative Financial Instruments”.

As of December 31, 2023, we had outstanding debt of $248 million in aggregate principal amount for our 2028 Senior Secured Notes and $1.6 billion in aggregate principal amount for our 2030 Senior Notes. After the January 2024 repurchases of our 2028 Senior Secured Notes, we expect $144 million in interest payments annually in 2024 and each year thereafter until the maturity of our 2028 Senior Secured Notes and 2030 Senior Notes. See “Note 8 – Borrowings and Other Debt Obligations” for additional information.

We have laid out a plan that envisions a capital spend that is 3-5% of revenue over a 12 to 18 months rolling period and our 2024 capital spend is projected to fall within the same framework. Our payments on our operating and finance leases in 2024 are expected to be approximately $79 million and $254 million in the years thereafter. See “Note 7 – Leases” for additional information.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At December 31, 2023 we had approximately $92 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Repatriation of those cash balances might result in incremental taxes or losses similar to the Argentine Blue Chip Swap “BCS” transactions executed in 2023 (see “Note 17 – Blue Chip Swap Securities - Argentina”), which may contribute to a decrease in cash and cash equivalents that cannot be immediately repatriated. As we continue to conduct business in Argentina and in other countries with cash that cannot be immediately repatriated, we may consider infrequent transactions like the BCS transaction in the future to safeguard our cash from exposure to the effects of inflation and currency devaluation.

Ratings Services’ Credit Ratings

Our credit ratings at December 31, 2023 were upgraded, maintained, or newly initiated since December 31, 2022 as follows:

•Standard and Poor (“S&P”) upgraded our issuer credit rating from ‘B’ to ‘B+’. The outlook was upgraded from stable to positive.
•Moody's Investors Service (Moody's) maintained all ratings since December 31, 2022 with the exception of an upgrade to its Corporate Family Rating to B1 from B2. The outlook was upgraded from stable to positive.
Weatherford International plc – 2023 Form 10-K | 35

Table of Contents    Item 7 | MD&A
•Fitch Ratings (“Fitch”) initiated a credit rating of ‘B+’ with Stable Outlook.

Customer Receivables

We may experience delayed customer payments and payment defaults due to, among other reasons, a weaker economic environment, reductions in our customers’ cash flow from operations, our customers’ inability to access credit markets, as well as unsettled political conditions. Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices. Adjustments to the allowance are made depending on how potential issues are resolved and the financial condition of our customers. See “Note 1 – Summary of Significant Accounting Policies” and “Item 1A. Risk Factors” for additional information. In addition, our customers are primarily in fossil fuel-related industries and broad declines might impact the collections of our customer receivables.

Accounts Receivable Factoring and Monetization

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discount and hold-back. During 2023, 2022, and 2021 we sold accounts receivable balances of $210 million, $96 million, and $100 million, respectively, and received cash proceeds of $202 million, $93 million, and $85 million, respectively, at the time of factoring. During 2022, we also entered into a short-term monetization transaction on accounts receivable balances of $77 million and received cash proceeds of $75 million. These factoring and monetization proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.

Derivative Financial Instruments

We enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency. The amounts will fluctuate, depending on exchange rate volatility, the volume of our foreign currency transactions, and our decisions to hedge. During the fourth quarter of 2023, we entered into a credit default swap, further described below. The notional amounts of our foreign currency forward contracts and the credit default swap do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument. See also “Note 10 – Derivative Financial Instruments” for additional information.

Credit Default Swap

During the fourth quarter of 2023, we entered into a credit default swap (“CDS”) with a third-party financial institution terminating in February of 2026 related to a secured loan between that third-party financial institution and our largest customer in Mexico. The secured loan was utilized by this customer to pay certain of our outstanding receivables and accordingly, in the fourth quarter of 2023 and January of 2024, we received $140 million and $142 million, respectively.

Under the CDS terms, within five business days upon notification of default, we could be required to pay the then outstanding notional balance net of recoveries. As of December 31, 2023, we had a notional balance of $130 million outstanding under the CDS, which increased to $260 million in January of 2024, following the receipt of the $142 million payment. Management expects the total notional balance under the CDS to decrease to $161 million, $54 million and nil by December 31, 2024, December 31, 2025 and March 31, 2026, respectively. The fair value of this derivative was not material as of December 31, 2023.

As of the date of this report, we are not aware of any events of default under the loan agreement between that third-party financial institution and our largest customer in Mexico.

Guarantees

Our Exit Notes and 2028 Senior Secured Notes were issued by Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and guaranteed by the Company and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”) and other subsidiary guarantors party thereto. Our Exit Notes were fully repaid in 2023.

Our 2030 Senior Notes were originally issued by Weatherford Bermuda and guaranteed by the Company and Weatherford Delaware and other subsidiary guarantors party thereto. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently releases the guarantee of Weatherford Delaware.
Weatherford International plc – 2023 Form 10-K | 36

Table of Contents    Item 7 | MD&A

Credit Agreement, Letters of Credit and Surety Bonds

Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At December 31, 2023, the Credit Agreement allowed for a total commitment amount of $550 million, maturing on the earlier of October 24, 2028 and 91 days prior to the maturity of the 2028 Senior Secured Notes. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

On March 24, 2023, we amended the Credit Agreement to permit unlimited prepayments and other redemptions of indebtedness subject to (i) the ratio of funded debt (net of unrestricted cash in excess of $400 million) to consolidated adjusted EBITDA as defined in the Credit Agreement, not exceeding 2.50 to 1.00, (ii) no default or event of default existing and (iii) aggregate proforma liquidity in the event of a debt reduction equaling or exceeding $300 million.

On October 24, 2023, we amended the Credit Agreement to, among other things, (i) allow for an increase in total commitment amount from $400 million to $550 million ($250 million for performance letters of credit and $300 million for either borrowings or additional performance or financial letters of credit), (ii) extend maturity to October 24, 2028, subject to certain conditions, (iii) allow for dividends, share buybacks, and acquisitions which combined with other permitted transactions, are not to exceed a total net leverage ratio of 2.00 to 1.00 and an aggregate liquidity not less than $400 million, (iv) remove the minimum book value of assets requirement, (v) add Weatherford Switzerland as a borrower, and (vi) modify certain pricing provisions and eliminate secured overnight financing rate exposure to certain letters of credit. The amendment also gives the ability to request an increase in total commitments by up to $200 million, upon satisfaction of certain conditions. We further amended the Credit Agreement on December 20, 2023, to permit a certain specified swap transaction.

As of December 31, 2023, we had zero borrowings outstanding under the Credit Agreement, and $376 million of letters of credit outstanding, consisting of the $270 million ($218 million for performance letters of credit and $52 million for financial letters of credit) under the Credit Agreement and another $106 million under various uncommitted bi-lateral facilities (of which there was $101 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

As of December 31, 2022, we had $395 million of letters of credit outstanding, consisting of the $195 million under the Credit Agreement and another $200 million under various uncommitted bi-lateral facilities (of which there was $199 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

In Latin America we utilize surety bonds as part of our customary business practice. As of December 31, 2023, we had $594 million of surety bonds outstanding. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

Critical Accounting Estimates

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

Weatherford International plc – 2023 Form 10-K | 37

Table of Contents    Critical Accounting Policies and Estimates
Long-Lived Assets

Long-lived assets, which include property, plant and equipment (“PP&E”), definite-lived intangibles and operating lease assets, comprise a significant amount of our assets. The carrying value of our long-lived assets at December 31, 2023 and December 31, 2022 was approximately $1.5 billion. The cost of the long-lived assets is then amortized over its expected useful life or their respective lease terms, if applicable. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived assets over their respective lease terms, if applicable, or as follows:

Assets	Estimated Useful Lives
Buildings and Leasehold Improvements	10 – 40 years
Rental and Service Equipment	3 – 10 years
Machinery and Other	2 – 12 years
Intangible Assets	5 – 10 years

In estimating the useful lives of our PP&E, we rely primarily on our actual experience with the same or similar assets. The useful lives of our intangible assets are determined by the years over which we expect the assets to generate a benefit based on legal, contractual or regulatory terms.

Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances, known as triggering events, indicate that we may not be able to recover the carrying amount of the asset group. Triggering events include, but are not limited to, reduced or expected sustained decreases in cash flows generated by an asset group, negative changes in industry conditions (such as global rig count, commodity prices, and the global economy), a significant change in the long-lived assets’ use or physical condition, the introduction of competing technologies, and legal and regulatory challenges. The Company groups individual assets at the lowest level of identifiable cash flows and, if impairment triggers are present, performs an undiscounted cash flow analysis to identify asset groups that may not be recoverable. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset group, the asset group is not recoverable, and impairment is recognized to the extent the carrying amount exceeds the estimated fair value of the asset group. A fair value assessment is performed on asset groups identified as not being recoverable using a discounted cash flow analysis or Level 3 fair value analysis, to determine if an impairment has occurred. The discounted cash flow analysis consists of estimating the future cash flows that are directly associated with, and are expected to arise from, the use and eventual disposition of the asset group over its remaining useful life. These estimated discounted cash flows are inherently subjective and includes significant assumptions, specifically the forecasted revenue, forecasted operating margins, and the discount rate assumptions and require estimates based upon historical experience and future expectations. The fair value of the asset group is measured using market prices, or in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset group.

We group long-lived assets by product line. We have long-lived assets, such as facilities, utilized by multiple operating divisions that do not have identifiable cash flows and impairment testing for these long-lived assets is based on the consolidated entity. We did not recognize long-lived assets impairments during 2023, 2022 and 2021.

Management cannot predict the occurrence of future impairment-triggering events, so we continue to assess whether indicators of impairment to long-lived assets exist due to the current business conditions in the energy services industry.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See “Note 16 – Income Taxes” for detailed discussion of results.

Weatherford International plc – 2023 Form 10-K | 38

Table of Contents    Critical Accounting Policies and Estimates
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

In December 2023, Ireland enacted tax legislation that models the Organization of Economic Cooperation and Development (“OECD”) reform plans focused on global profit allocation and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as “Pillar Two.” This is not expected to materially increase the taxes we owe, however, if future legislation is enacted to implement the accord in other jurisdictions in which we have operations, it could materially increase the amount of taxes we owe, thereby negatively affecting our results of operations and our cash flows from operations.

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

When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to our income tax provision in the period in which the determination is made. The Company concluded it was not able to realize the benefits of certain of its deferred tax assets and has established a valuation allowance. Our valuation allowance on our deferred tax assets was $1.3 billion and $1.3 billion as of December 31, 2023, and December 31, 2022, respectively.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, or if earlier, as of the date they were made, and we undertake no obligation to correct,
Weatherford International plc – 2023 Form 10-K | 39

Table of Contents    Forward-Looking Statements
update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under “Part I – Item 1A. Risk Factors”, sets forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

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
•changes in, and the administration of, treaties, laws, and regulations, including in response to issues related to the Russia Ukraine Conflict such as nationalization of assets, and the potential for such issues to exacerbate other risks we face, including those related to the other risks and uncertainties listed or referenced;
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
•risks associated with disease outbreaks and other public health issues, including a pandemic, their impact on the global economy and the business of our company, customers, suppliers and other partners;
•further spread and potential for a resurgence of a pandemic in a given geographic region and related disruptions to our business, employees, customers, suppliers and other partners and additional regulatory measures or voluntary actions that may be put in place to limit the spread of a pandemic, including vaccination requirements and the associated availability of vaccines, restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions;
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
Weatherford International plc – 2023 Form 10-K | 40

Table of Contents    Forward-Looking Statements

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Information related to market risk is included earlier in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – “Other Expense, Net” and “Derivative Financial Instruments” and later, in the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data, in “Note 1 – Summary of Significant Accounting Policies”, “Note 9 – Fair Value of Financial Instruments, Assets and Other Assets” and “Note 10 – Derivative Financial Instruments”.

Weatherford International plc – 2023 Form 10-K | 41

Table of Contents    Item 8 | Financial Statements and Supplementary Data
Item 8. Financial Statements and Supplementary Data.

Weatherford International plc – 2023 Form 10-K | 42

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Weatherford International plc:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Weatherford International plc and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 7, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of impairment triggering events related to long-lived assets

As discussed in Note 1 to the consolidated financial statements, the Company evaluates long-lived assets, consisting of property, plant and equipment, operating lease right-of use assets, and definite-lived intangible assets, for impairment to determine whether any events or changes in circumstances, known as triggering events, indicate that the carrying amount of an asset group may not be recoverable. The triggering events evaluated by the Company include reduced or expected sustained decreases in cash flows generated by an asset group, negative changes in industry conditions (such as global rig count, commodity prices, and the global economy), a significant change in the long-lived assets’ use or physical condition, the introduction of competing technologies, and legal and regulatory challenges. The carrying value of long-lived assets as of December 31, 2023 was $1.5 billion.

Weatherford International plc – 2023 Form 10-K | 43

We identified the assessment of impairment triggering events related to long-lived asset groups as a critical audit matter. The assessment of whether (i) reduced or expected sustained decreases in cash flows generated by an asset group and (ii) negative changes in industry conditions represented a triggering event required a higher degree of subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s triggering events assessment. This included a control related to the Company’s process to identify and evaluate triggering events that indicate the carrying value of an asset group may not be recoverable. We evaluated the Company’s identification of triggering events related to the evaluation of cash flow trends for asset groups by comparing historical cash flow trends to the asset groups’ carrying values. Further, we evaluated the Company’s assessment of changes in industry conditions by comparing them to changes in global rig count, commodity prices, and economic outlook using data obtained from publicly available industry and market information.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Houston, Texas
February 7, 2024
Weatherford International plc – 2023 Form 10-K | 44

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Weatherford International plc:

Opinion on Internal Control Over Financial Reporting

We have audited Weatherford International plc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 7, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 7, 2024
Weatherford International plc – 2023 Form 10-K | 45

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars and shares in millions, except per share amounts)	2023	2022	2021
Revenue:
Services	$3,179	$2,698	$2,353
Products	1,956	1,633	1,292
Total Revenue	5,135	4,331	3,645
Costs and Expenses:
Cost of Services	1,965	1,688	1,547
Cost of Products	1,430	1,332	1,169
Research and Development	112	90	85
Selling, General and Administrative	804	778	738
Other Charges (Credits)	4	31	(10)
Total Costs and Expenses	4,315	3,919	3,529
Operating Income	820	412	116

Other Income (Expense):
Interest Expense, Net of Interest Income of $59, $31 and $20	(123)	(179)	(260)
Loss on Blue Chip Swap Securities	(57)	—	—
Loss on Extinguishment of Debt and Bond Redemption Premium	(5)	(5)	(170)
Other Expense, Net	(129)	(90)	(29)
Income (Loss) Before Income Taxes	506	138	(343)
Income Tax Provision	(57)	(87)	(86)
Net Income (Loss)	449	51	(429)
Net Income Attributable to Noncontrolling Interests	32	25	21
Net Income (Loss) Attributable to Weatherford	$417	$26	$(450)

Basic Income (Loss) Per Share Attributable to Weatherford	$5.79	$0.37	$(6.43)
Basic Weighted Average Shares Outstanding	72	71	70

Diluted Income (Loss) Per Share Attributable to Weatherford	$5.66	$0.36	$(6.43)
Diluted Weighted Average Shares Outstanding	74	72	70

The accompanying notes are an integral part of these consolidated financial statements.
Weatherford International plc – 2023 Form 10-K | 46

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Net Income (Loss)	$449	$51	$(429)
Foreign Currency Translation	(2)	(5)	(5)
Defined Benefit Pension	(4)	18	13
Other Comprehensive Income (Loss)	(6)	13	8
Comprehensive Income (Loss)	443	64	(421)
Net Income Attributable to Noncontrolling Interests	32	25	21
Comprehensive Income (Loss) Attributable to Weatherford	$411	$39	$(442)

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2023 Form 10-K | 47

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and shares in millions, except par value)	2023	2022
Assets:
Cash and Cash Equivalents	$958	$910
Restricted Cash	105	202
Accounts Receivable, Net of Allowance for Credit Losses of $16 at December 31, 2023 and $26 at December 31, 2022	1,216	989
Inventories, Net	788	689
Other Current Assets	278	253
Total Current Assets	3,345	3,043

Property, Plant and Equipment, Net of Accumulated Depreciation of $883 at December 31, 2023 and $773 at December 31, 2022	957	918
Intangible Assets, Net of Accumulated Amortization of $639 at December 31, 2023 and $480 at December 31, 2022	370	506
Operating Lease Assets	138	115
Other Non-current Assets	258	138
Total Assets	$5,068	$4,720

Liabilities:
Current Portion of Long-term Debt	$168	$45
Accounts Payable	679	460
Accrued Salaries and Benefits	387	367
Income Taxes Payable	138	141
Current Portion of Operating Lease Liabilities	46	44
Other Current Liabilities	448	413
Total Current Liabilities	1,866	1,470

Long-term Debt	1,715	2,203
Operating Lease Liabilities	131	117
Non-current Taxes Payable	282	251
Other Non-current Liabilities	152	128
Total Liabilities	4,146	4,169

Shareholders’ Equity:
Ordinary Shares - Par value $0.001; Authorized 1,356, Issued and Outstanding 72 at December 31, 2023 and 71 at December 31, 2022	—	—
Capital in Excess of Par Value	2,906	2,928
Retained Deficit	(1,954)	(2,371)
Accumulated Other Comprehensive Loss	(28)	(22)
Weatherford Shareholders’ Equity	924	535
Noncontrolling Interests	(2)	16
Total Shareholders’ Equity	922	551
Total Liabilities and Shareholders’ Equity	$5,068	$4,720
The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2023 Form 10-K | 48

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2020	$—	$2,897	$(1,947)	$(43)	$30	$937
Net Income (Loss)	—	—	(450)	—	21	(429)
Equity Awards, Granted, Vested and Exercised, Net of Shares Withheld for Taxes	—	7	—	—	—	7
Other Comprehensive Income	—	—	—	8	—	8
Distributions to Noncontrolling Interests	—	—	—	—	(27)	(27)
Balance at December 31, 2021	$—	$2,904	$(2,397)	$(35)	$24	$496
Net Income	—	—	26	—	25	51
Equity Awards, Granted, Vested and Exercised, Net of Shares Withheld for Taxes	—	18	—	—	—	18
Other Comprehensive Income	—	—	—	13	—	13
Distributions to Noncontrolling Interests	—	—	—	—	(30)	(30)
Other	—	6	—	—	(3)	3
Balance at December 31, 2022	$—	$2,928	$(2,371)	$(22)	$16	$551
Net Income	—	—	417	—	32	449
Equity Awards, Granted, Vested and Exercised, Net of Shares Withheld for Taxes	—	(22)	—	—	—	(22)
Other Comprehensive Loss	—	—	—	(6)	—	(6)
Distributions to Noncontrolling Interests	—	—	—	—	(52)	(52)
Other	—	—	—	—	2	2
Balance at December 31, 2023	$—	$2,906	$(1,954)	$(28)	$(2)	$922

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2023 Form 10-K | 49

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Cash Flows From Operating Activities:
Net Income (Loss)	$449	$51	$(429)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	327	349	440
Foreign Exchange Losses	116	71	9
Loss on Extinguishment of Debt and Bond Redemption Premium	5	5	170
Loss on Blue Chip Swap Securities	57	—	—
Inventory Charges	19	36	62
Gain on Disposition of Assets	(11)	(41)	(22)
Deferred Income Tax Provision (Benefit)	(86)	4	(10)
Employee Share-Based Compensation Expense	35	25	25
Changes in Accounts Receivable, Inventory, and Accounts Payable:
Accounts Receivable	(221)	(193)	(6)
Inventories	(114)	(56)	(18)
Accounts Payable	231	84	56
Other Changes, Net	25	14	45
Net Cash Provided by Operating Activities	$832	$349	$322
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	$(209)	$(132)	$(85)
Proceeds from Disposition of Assets	28	82	41
Purchases of Blue Chip Swap Securities	(110)	—	—
Proceeds from Sales of Blue Chip Swap Securities	53	—	—
Other Investing Activities	(51)	(4)	(39)
Net Cash Used in Investing Activities	$(289)	$(54)	$(83)
Cash Flows From Financing Activities:
Borrowings of Long-term Debt	$—	$—	$2,073
Repayments of Long-term Debt	(386)	(198)	(2,313)
Bond Redemption Premium	(5)	(5)	(131)
Distributions to Noncontrolling Interests	(52)	(30)	(21)
Tax Remittance on Equity Awards Vested	(56)	(4)	(1)
Other Financing Activities	(15)	(11)	(10)
Net Cash Used in Financing Activities	$(514)	$(248)	$(403)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(78)	(48)	(8)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(49)	(1)	(172)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,112	1,113	1,285
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,063	$1,112	$1,113
Supplemental Cash Flow Information
Interest Paid	$181	$220	$269
Income Taxes Paid, Net of Refunds	$132	$86	$62

 The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2023 Form 10-K | 50

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – Summary of Significant Accounting Policies

Organization and Nature of Operations

Weatherford International plc (“Weatherford Ireland”), an Irish public limited company, together with its subsidiaries (“Weatherford,” the “Company,” “we,” “us” and “our”), is a multinational energy services company. Weatherford is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil, geothermal and natural gas wells. We conduct business in approximately 75 countries and have service and sales locations in oil and natural gas producing regions globally.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and assumptions, including those related to allowance for credit losses, inventory valuation reserves, recoverability of long-lived assets, useful lives used in depreciation and amortization, income taxes and related valuation allowance, accruals for contingencies, valuation of derivative financial instruments, actuarial assumptions to determine costs and liabilities related to employee benefit plans, and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Our restricted cash balance of $105 million at December 31, 2023 and $202 million at December 31, 2022 primarily includes cash collateral for certain of our letters of credit facilities.

Weatherford International plc – 2023 Form 10-K | 51

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Accounts Receivables and Allowance for Credit Losses

Substantially all of our customers are in fossil fuel-related industries and thus this concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform periodic credit evaluations of our customers and do not generally require collateral in support of our trade receivables.

We establish an allowance for credit losses based on various factors, including historical experience, current conditions and environments in which our customers operate, the aging status and reasonable and supportable forecasts. The determination of the collectability requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness, as well as consideration of the overall business and political climate in which our customers operate. Risk profiles can vary between larger and smaller independent customers as well as between state-owned customers. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As of December 31, 2023, and December 31, 2022, Mexico accounted for 27% and 21% of our total net outstanding accounts receivables, respectively, of which our largest customer in the country accounted for 22% and 18% of our total net outstanding accounts receivables, respectively. From time to time, we experience delayed payments from our largest customer in Mexico although the balances due are not in dispute and we do not expect to have any material write-offs of receivables. Delays or failure to pay in the future could differ from management’s expectations and negatively impact future results of the Company. As of December 31, 2023, and December 31, 2022, the U.S. accounted for 11% and 12% of our total net accounts receivables, respectively. No other country or individual customer accounted for more than 10% of our total net outstanding accounts receivables.

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

We estimate the useful lives of our PP&E over their respective lease terms, if applicable, or as follows:

Assets	Estimated Useful Lives
Buildings and leasehold improvements	10 – 40 years
Rental and service equipment	3 – 10 years
Machinery and other	2 – 12 years

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

Weatherford International plc – 2023 Form 10-K | 52

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

Long-Lived Assets Impairment

Long-lived assets, consisting of PP&E, operating lease assets and intangible assets, to be held and used are reviewed to determine whether any events or changes in circumstances, known as triggering events, indicate that we may not be able to recover the carrying amount of the asset group. Triggering events include, but are not limited to, reduced or expected sustained decreases in cash flows generated by an asset group, negative changes in industry conditions (such as global rig count, commodity prices, and the global economy), a significant change in the long-lived assets’ use or physical condition, the introduction of competing technologies, and legal and regulatory challenges. The Company groups individual assets at the lowest level of identifiable cash flows and, if impairment triggers are present, performs an undiscounted cash flow analysis to identify asset groups that may not be recoverable. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset group, impairment is recognized to the extent the carrying amount exceeds the estimated fair value of the asset group, as determined by a discounted cash flow analysis.

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Derivative Financial Instruments

We enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency. The amounts will fluctuate, depending on exchange rate volatility, the volume of our foreign currency transactions, and our decisions to hedge. During the fourth quarter of 2023, we entered into a credit default swap. The notional amounts of our foreign currency forward contracts and the credit default swap do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument.

Both our foreign currency forward contracts and the credit default swap are undesignated hedging instruments under Accounting Standards Codification “ASC” 815 Derivatives and Hedging. We record these derivative instruments on the balance sheet at their fair value as either assets or liabilities. See “Note 10 – Derivative Financial Instruments” for additional information.

The fair values of our outstanding derivative instruments are determined using models with either Level 2 or Level 3 inputs. See “Note 9 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information.

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
Weatherford International plc – 2023 Form 10-K | 53

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

Share-Based Compensation

We account for share-based payment awards by recognizing the grant date fair value as an expense, net of forfeitures, over the service period, which is usually the vesting period. The fair value and associated expense is adjusted when the published price of our stock changes for share-based awards we intend to settle in cash. We record share-based compensation in “Selling, General and Administrative” on the accompanying Consolidated Statements of Operations.

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

If the terms of a service contract give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date, revenues are recognized at the amount to which we have the right to invoice.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed and unbilled accounts receivable (included in “Accounts Receivable, Net”), contract assets (included in “Other Current Assets” and “Other Non-Current Assets”), and contract liabilities (included in “Other Current Liabilities” and “Other Non-current Liabilities”) on our Consolidated Balance Sheets. We recognize receivables for work completed on service contracts but not billed in which the rights to consideration are conditional as contract assets. We recognize contract liabilities when consideration is received in advance of the recognition of revenue.

Weatherford International plc – 2023 Form 10-K | 54

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

We generally bill our sales of products and services upon completion of the performance obligation. Product sales and services are billed and recognized when control passes to the customer. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications. Our payment terms vary by the type and location of our customer and the products or services offered. For certain products or services and customer types, we require payment before the products or services are delivered to the customer and record as a contract liability. We defer revenue recognition on such payments until the products or services are delivered to the customer.

Revenue is occasionally generated from contracts that include multiple performance obligations, such as product sales with related installation and/or maintenance services. The consideration in the contract is allocated between separate products and services based on their standalone selling prices (determined based on the prices at which we separately sell our products and services).

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

Accounting Standards Issued Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures, an update that improves reportable segment disclosure requirements. Under ASU 2023-07, issuers must provide enhanced interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively. We expect to adopt ASU 2023-07 in our 2024 Form 10-K and in the interim periods thereafter. The adoption of ASU 2023-07 will require us to provide additional disclosures related to our segments, but otherwise will not materially impact our financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, an update that improves income tax disclosure requirements. Under ASU 2023-09, issuers must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied prospectively. We expect to adopt ASU 2023-09 in our 2025 Form 10-K. The adoption of ASU 2023-09 will require us to provide additional disclosures related to our income taxes, but otherwise will not materially impact our financial statements.

Evaluations of all other new accounting pronouncements that have been issued, but not yet effective are on-going, and at this time are not expected to have a material impact on our Consolidated Financial Statements.
Weatherford International plc – 2023 Form 10-K | 55

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

Total revenues are from external customers and segment revenues are specific to our three reportable segments and all other revenues are specific to our non-operating segment revenues. Revenues are further described in “Note 3 – Revenue.”

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

Weatherford International plc – 2023 Form 10-K | 56

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Revenue:
DRE	$1,536	$1,328	$1,066
WCC	1,800	1,521	1,353
PRI	1,472	1,395	1,127
All Other	327	87	99
Total Revenue	$5,135	$4,331	$3,645

Operating Income:
DRE Segment Adjusted EBITDA	$422	$324	$186
WCC Segment Adjusted EBITDA	455	299	256
PRI Segment Adjusted EBITDA	323	261	191
All Other	38	1	6
Corporate	(52)	(68)	(68)
Depreciation and Amortization	(327)	(349)	(440)
Share-based Compensation Expense (a)	(35)	(25)	(25)
Other (Charges) Credits	(4)	(31)	10
Operating Income	$820	$412	$116
(a)See “Note 13 – Share-Based Compensation” for additional information.

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Depreciation and Amortization:
DRE	$102	$112	$164
WCC	95	99	123
PRI	84	86	102
Corporate and Other	46	52	51
Total Depreciation and Amortization	$327	$349	$440

Capital Expenditures:
DRE	104	$54	$18
WCC	49	35	18
PRI	34	32	36
Corporate and Other	22	11	13
Total Capital Expenditures	$209	$132	$85

Weatherford International plc – 2023 Form 10-K | 57

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	December 31,
(Dollars in millions)	2023	2022
Total Assets:
DRE	$766	$713
WCC	1,066	993
PRI	702	729
Corporate and Other (a)	2,534	2,285
Total	$5,068	$4,720
(a) Corporate and other total assets primarily include cash and cash equivalents, certain intangible assets, and centrally managed or shared facilities.

PP&E, Net and Operating Lease Assets by Geographic Area

As of December 31, 2023, and 2022 the U.S. accounted for 23% and 22%, respectively, and as of December 31, 2023, the Kingdom of Saudi Arabia accounted for 10% of our PP&E, Net and operating lease assets identifiable by geography. No other country accounted for more than 10% of our PP&E, Net and operating lease assets identifiable by geography as of December 31, 2023 and 2022. We had no PP&E, Net and operating lease assets in our country of domicile (Ireland) as of December 31, 2023, and 2022.

	December 31,
(Dollars in millions)	2023	2022
North America (a)	$280	$246
Latin America	177	176
Middle East/North Africa/Asia	393	354
Europe/Sub-Sahara Africa/Russia	211	239
PP&E, Net and Operating Lease Assets by Geography (b)	$1,061	$1,015
(a) North America consists of the U.S. and Canada.
(b) Corporate assets not allocated by geography are excluded from this total.

3 – Revenue

Disaggregated Revenue

For additional details on our revenue recognition policies see “Note 1 – Summary of Significant Accounting Policies”.

The following tables disaggregate our revenue from contracts with customers by geographic region and includes equipment rental revenue. Equipment rental revenue were $142 million, $146 million and $131 million in 2023, 2022 and 2021, respectively.

During 2023, Mexico accounted for 13% of total revenue, driven by our largest customer, which accounted for 10% of our total revenue. During 2023, 2022 and 2021, the U.S. accounted for 16%, 20% and 19% of total revenue, respectively. No other country or individual customer accounted for more than 10% of our total revenue in 2023, 2022 and 2021. We had no revenue in our country of domicile (Ireland) in 2023, 2022 and 2021.
Weatherford International plc – 2023 Form 10-K | 58

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Revenue by Geographic Areas:
North America (a)	$1,068	$1,104	$896

International	4,067	3,227	2,749
Latin America	1,387	1,062	814
Europe/Sub-Sahara Africa/Russia	865	764	737
Middle East/North Africa/Asia	1,815	1,401	1,198
Total Revenue	$5,135	$4,331	$3,645
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings and cash collections result in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of December 31, 2023, and December 31, 2022:

	December 31,
(Dollars in millions)	2023	2022
Receivables for Product and Services in Accounts Receivable, Net	$1,182	$954
Receivables for Equipment Rentals in Account Receivable, Net	$34	$35
Accounts Receivable, Net of Allowance for Credit Losses of $16 at December 31, 2023 and $26 at December 31, 2022 (a)	$1,216	$989

Contract Assets in Other Current Assets	$61	$39
Contract Assets in Other Non-Current Assets	$24	$21
Contract Liabilities in Other Current Liabilities	$58	$54
Contract Liabilities in Other Non-Current Liabilities	$5	$—
(a)The change in allowance for credit losses includes charges offset primarily by recoveries and write-offs. The credit loss charges were $9 million, $10 million and $30 million during 2023, 2022 and 2021, respectively. Offsets to allowance for credit losses were primarily recoveries and write-offs of $19 million, $15 million and $31 million during 2023, 2022 and 2021, respectively.

Weatherford International plc – 2023 Form 10-K | 59

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
4 – Inventories, Net

Inventories, net of reserves of $121 million and $129 million as of December 31, 2023 and December 31, 2022, respectively, by category were as follows:

	December 31,
(Dollars in millions)	2023	2022
Finished Goods	$688	$601
Work in Process and Raw Materials, Components and Supplies	100	88
Inventories, Net	$788	$689

The change in inventory reserves includes the inventory charges below, primarily offset by the disposal of inventory previously reserved.

Inventory charges were recognized in the following captions on our Consolidated Statements of Operations:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Inventory Charges in “Cost of Products”	$19	$32	$55
Inventory Charges in “Other Charges (Credits)”	—	4	7
Total Inventory Charges	$19	$36	$62

5 – Property, Plant and Equipment, Net

Property, plant and equipment, net was composed of the following:

	December 31,
(Dollars in millions)	2023	2022
Land, Buildings and Leasehold Improvements	$482	$476
Rental and Service Equipment	1,092	983
Machinery and Other	266	232
Property, Plant and Equipment, Gross	1,840	1,691
Less: Accumulated Depreciation	883	773
Property, Plant and Equipment, Net	$957	$918

Depreciation expense was $171 million, $194 million and $284 million in 2023, 2022 and 2021, respectively.

Weatherford International plc – 2023 Form 10-K | 60

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
6 – Intangible Assets, Net

The components of intangible assets, net were as follows:

	December 31, 2023
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$614	$(479)	$135
Trade Names	395	(160)	235
Intangible Assets, Net	$1,009	$(639)	$370

	December 31, 2022
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$591	$(359)	$232
Trade Names	395	(121)	274
Intangible Assets, Net	$986	$(480)	$506

Amortization expense was $156 million, $155 million and $156 million in 2023, 2022, and 2021, respectively. Based on the carrying value of intangible assets at December 31, 2023, amortization expense for the subsequent five years is estimated as follows (dollars in millions):

Period	Amount
2024	$150
2025	45
2026	45
2027	44
2028	43

Weatherford International plc – 2023 Form 10-K | 61

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
7 – Leases

The following table presents our lease expense components:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Lease Expense Components:
Operating Lease Expense	$60	$57	$61
Short-term and Variable Lease Expense	174	90	65
Subtotal of Operating Lease Expense	$234	$147	$126
Finance Lease Expense: Amortization of Assets and Interest on Lease Liabilities	19	18	16
Sublease Income	(2)	(3)	(4)
Total Lease Expense	$251	$162	$138

Future commitments under operating and finance leases are as follows:

	Operating	Finance
(Dollars in millions)	Leases	Leases
Maturity of Lease Liabilities as of December 31, 2023:
2024	$58	$21
2025	48	18
2026	36	15
2027	25	5
2028	13	1
After 2028	93	—
Total Lease Payments	273	60
Less: Interest	(96)	(7)
Present Value of Lease Liabilities	$177	$53

Weatherford International plc – 2023 Form 10-K | 62

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Years Ended
(Dollars in millions except years and percentages)	12/31/2023	12/31/2022	12/31/2021
Other Supplemental Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$67	$80	$89
Operating cash outflows from finance leases	$5	$5	$5
Financing cash outflows from finance leases	$18	$16	$13

Assets obtained in exchange for:
Operating leases	$70	$50	$23
Finance leases	$16	$18	$6

Weighted-average remaining lease term (years)
Operating leases	8.4	8.8	8.9
Finance leases	3.1	3.9	4.8

Weighted-average discount rate (percentages)
Operating leases	8.8%	9.1%	9.6%
Finance leases	8.2%	8.5%	8.9%

Weatherford International plc – 2023 Form 10-K | 63

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
8 – Borrowings and Other Debt Obligations

Total debt carrying values consisted of the following:

	December 31,
(Dollars in millions)	2023	2022
Current portion of 6.5% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	$151	$11
Current portion of 11.00% Exit Notes due 2024 “Exit Notes”	—	20
Finance Lease Current Portion	17	14
Current Portion of Long-term Debt	$168	$45

8.625% Senior Notes due 2030 “2030 Senior Notes”	$1,587	$1,586
6.5% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	92	471
11.00% Exit Notes due 2024 “Exit Notes”	—	105
Finance Lease Long-term Portion	36	41
Long-term Debt	$1,715	$2,203

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

The bond redemption premiums and noncash loss on extinguishment of debt related to the unamortized debt issuance costs described in the following paragraphs are presented as “Loss on Extinguishment of Debt and Bond Redemption Premium” on the Consolidated Statements of Operations. Additionally, debt issuance costs described in the following paragraphs reduce the carrying amount of the debt liability and are recognized using the effective interest rate method over the term of the debt in “Interest Expense, Net of Interest Income” on our Consolidated Financial Statements.

Exit Notes

On December 13, 2019, we issued unsecured 11.00% Exit Notes due in 2024 for an aggregate principal amount of $2.1 billion. Interest on the Exit Notes accrues at the rate of 11.00% per annum and is payable semiannually on June 1 and December 1. Proceeds from the issuance were reduced by debt issuance costs.

In 2021, we redeemed $1.8 billion in principal amount and paid the related accrued interest along with a bond redemption premium of $109 million and recognized a $2 million noncash loss on extinguishment of debt related to the unamortized debt issuance costs. Part of this redemption used net proceeds from our issuance of $1.6 billion of 2030 Senior Notes (defined below) and cash on hand.

In 2022, we redeemed $175 million in principal amount and paid the related accrued interest along with a bond redemption premium of $5 million. During the fourth quarter of 2022, we elected to redeem an additional $20 million and presented this amount as “Short-term Borrowings and Current Portion of Long-term Debt” on the Consolidated Financial Statements as of December 31, 2022.

Weatherford International plc – 2023 Form 10-K | 64

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
In 2023, we fully redeemed the remaining $125 million principal amount and paid the related accrued interest along with a bond redemption premium of $3 million.

2024 Senior Secured Notes

On August 28, 2020, we entered into an indenture and issued the 8.75% Senior Secured Notes for an aggregate principal amount of $500 million maturing September 1, 2024 (the “2024 Senior Secured Notes”). Interest accrued at the rate of 8.75% per annum and was payable semiannually on March 1 and September 1. In 2021, we fully repaid the remaining unpaid principal of $500 million, along with a $22 million bond redemption premium and recognized a $37 million noncash loss on extinguishment of debt related to the unamortized debt issuance costs and discount.

2028 Senior Secured Notes

On September 30, 2021, we issued 6.5% Senior Secured Notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest accrues at the rate of 6.5% per annum and is payable semiannually on September 15 and March 15 of each year, and commenced March 15, 2022. Proceeds from the issuance were reduced by debt issuance costs. In 2023, we repurchased $243 million in principal along with a $2 million bond redemption premium and in 2022, we repurchased $8 million in principal of our 2028 Senior Secured Notes. At December 31, 2023 and December 31, 2022, the carrying value represents the remaining unpaid principal of $248 million and $492 million, respectively, offset by unamortized deferred issuance cost of $5 million and $10 million, respectively. Subsequent to year-end, in January 2024, we repurchased an additional $151 million (presented as “Short-term Borrowings and Current Portion of Long-term Debt” on the Consolidated Financial Statements as of December 31, 2023) in principal amount of our 2028 Senior Secured Notes, leaving $97 million as the remaining unpaid principal.

2030 Senior Notes

On October 27, 2021, we issued 8.625% Senior Notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest accrues at the rate of 8.625% per annum and is payable semiannually on June 1 and December 1 of each year, and commenced June 1, 2022. On December 1, 2022, we modified our 2030 Senior Notes, as described earlier. At December 31, 2023 and December 31, 2022, the carrying value represents the remaining unpaid principal of $1.6 billion at each date, offset by unamortized deferred issuance cost of $13 million and $14 million, respectively.

Credit Agreement

Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At December 31, 2023, the Credit Agreement allowed for a total commitment amount of $550 million, maturing on the earlier of October 24, 2028 and 91 days prior to the maturity of the 2028 Senior Secured Notes. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

On March 24, 2023, we amended the Credit Agreement to permit unlimited prepayments and other redemptions of indebtedness subject to (i) the ratio of funded debt (net of unrestricted cash in excess of $400 million) to consolidated adjusted EBITDA as defined in the Credit Agreement, not exceeding 2.50 to 1.00, (ii) no default or event of default existing and (iii) aggregate proforma liquidity in the event of a debt reduction equaling or exceeding $300 million.

Weatherford International plc – 2023 Form 10-K | 65

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
On October 24, 2023, we amended the Credit Agreement to, among other things, (i) allow for an increase in total commitment amount from $400 million to $550 million ($250 million for performance letters of credit and $300 million for either borrowings or additional performance or financial letters of credit), (ii) extend maturity to October 24, 2028, subject to certain conditions, (iii) allow for dividends, share buybacks, and acquisitions which combined with other permitted transactions, are not to exceed a total net leverage ratio of 2.00 to 1.00 and an aggregate liquidity not less than $400 million, (iv) remove the minimum book value of assets requirement, (v) add Weatherford Switzerland as a borrower, and (vi) modify certain pricing provisions and eliminate secured overnight financing rate exposure to certain letters of credit. The amendment also gives the ability to request an increase in total commitments by up to $200 million, upon satisfaction of certain conditions. We further amended the Credit Agreement on December 20, 2023, to permit a certain specified swap transaction.

As of December 31, 2023, we had zero borrowings outstanding under the Credit Agreement, and $376 million of letters of credit outstanding, consisting of the $270 million ($218 million for performance letters of credit and $52 million for financial letters of credit) under the Credit Agreement and another $106 million under various uncommitted bi-lateral facilities (of which there was $101 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

As of December 31, 2022, we had $395 million of letters of credit outstanding, consisting of the $195 million under the Credit Agreement and another $200 million under various uncommitted bi-lateral facilities (of which there was $199 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

Covenants for the 2028 Senior Secured Notes and 2030 Senior Notes and Credit Agreement

The indentures governing the 2028 Senior Secured Notes and 2030 Senior Notes contain covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to: incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; sell stock of our subsidiaries; transfer or sell assets; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. The Company is subject to a $250 million minimum liquidity covenant which may increase up to $400 million dependent on the nature of transactions we may decide to enter into, a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

The indentures also provide for certain customary events of default, including, among others, nonpayment of principal or interest, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, bankruptcy and insolvency events, and cross acceleration, which would permit the principal, premium, if any, interest and other monetary obligations on all the then outstanding 2028 Senior Secured Notes to be declared due and payable immediately.

The following is a summary of scheduled debt maturities by year:

(Dollars in millions)	Amount
2024	$168
2025	15
2026	14
2027	5
2028	98
Thereafter	1,601
Total Debt Maturities	$1,901
Unamortized Debt Issuance and Discount	$(18)
Total Debt Carrying Value	$1,883

Weatherford International plc – 2023 Form 10-K | 66

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
9 – Fair Value of Financial Instruments, Assets and Other Assets

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The fair values of our foreign currency forward contracts (see “Note 10 – Derivative Financial Instruments”), warrants (before their expiration, see “Note 14 – Shareholders’ Equity”), and plan assets of defined benefit pension plans (see “Note 11 – Employee Benefit Plans”) are all Level 2 valuations and the fair value of the credit default swap is a Level 3 valuation (see “Note 10 – Derivative Financial Instruments”).

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

	December 31, 2023		December 31, 2022
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
11.00% Exit Notes due 2024	$—	$—	$125	$128
6.5% Senior Secured Notes due 2028	243	258	482	482
8.625% Senior Notes due 2030	1,587	1,673	1,586	1,544
Long-Term Debt (excluding Finance Leases)	$1,830	$1,931	$2,193	$2,154

Weatherford International plc – 2023 Form 10-K | 67

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
10 – Derivative Financial Instruments

Both our foreign currency forward contracts and the credit default swap are undesignated hedging instruments under ASC 815, Derivatives and Hedging.

Foreign Currency Forward Contracts

We enter into foreign currency forward contracts to economically hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2023 and December 31, 2022, we had outstanding foreign currency forward contracts with notional amounts aggregating to $448 million and $147 million, respectively. The fair values of these derivatives were not material as of December 31, 2023 and December 31, 2022.

Credit Default Swap

During the fourth quarter of 2023, we entered into a credit default swap (“CDS”) with a third-party financial institution terminating in February of 2026 related to a secured loan between that third-party financial institution and our largest customer in Mexico. The secured loan was utilized by this customer to pay certain of our outstanding receivables and accordingly, in the fourth quarter of 2023 and January of 2024, we received $140 million and $142 million, respectively.

Under the CDS terms, within five business days upon notification of default, we could be required to pay the then outstanding notional balance net of recoveries. As of December 31, 2023, we had a notional balance of $130 million outstanding under the CDS, which increased to $260 million in January of 2024, following the receipt of the $142 million payment. Management expects the total notional balance under the CDS to decrease to $161 million, $54 million and nil by December 31, 2024, December 31, 2025 and March 31, 2026, respectively. The fair value of this derivative was not material as of December 31, 2023.

As of the date of this report, we are not aware of any events of default under the loan agreement between that third-party financial institution and our largest customer in Mexico.

11 – Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $18 million, $18 million and $16 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We have defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. Net periodic benefit cost related to these plans totaled $3 million, $4 million, and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The projected benefit obligations on a consolidated basis were $130 million and $121 million as of December 31, 2023 and December 31, 2022, respectively. The increase year over year is due primarily to actuarial losses as a result of decreased discount rates. The fair values of plan assets on a consolidated basis were $106 million and $97 million as of December 31, 2023 and December 31, 2022, respectively. The increase year over year is due primarily to investment gains. As of December 31, 2023, the net underfunded obligation consisted of $18 million of funded obligations recorded to “Other Non-current Assets” and $42 million of underfunded obligations substantially all recorded to “Other Non-current Liabilities” on our Consolidated Balance Sheets. As of December 31, 2022, the net underfunded obligation consisted of $15 million of funded obligations recorded to “Other Non-current Assets” and $39 million of underfunded obligations substantially all recorded to “Other Non-current Liabilities” on our Consolidated Balance Sheets. Additionally, the consolidated pre-tax amount in accumulated other comprehensive income (loss) as of December 31, 2023 and December 31, 2022, that has not yet been recognized as a component of net periodic benefit cost was a net gain of $15 million and net gain of $19 million, respectively. As mentioned above, decreased discount rates were the primary driver of the overall loss in 2023.

Weatherford International plc – 2023 Form 10-K | 68

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
The weighted average assumption rates used for benefit obligations were as follows:

Year Ended December 31,
	2023	2022
Discount rate:
United States Plans	4.75% - 5.00%	4.75% - 5.00%
International Plans	2.90% - 11.38%	2.84% - 13.62%
Rate of Compensation Increase:
United States Plans	—	—
International Plans	2.00% - 3.00%	2.00% - 7.22%

During each of the years ended December 31, 2023, 2022 and 2021, we made contributions and paid direct benefits of $5 million in connection with our defined benefit pension and other post-retirement benefit plans. In 2024, we expect to fund approximately $5 million related to those plans.

12 – Disputes, Litigation and Legal Contingencies

We are subject to lawsuits and claims arising out of the nature of our business. We have certain claims, disputes and pending litigation for which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases, which would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material.

GAMCO Shareholder Litigation

On September 6, 2019, GAMCO Asset Management, Inc. (“GAMCO”), purportedly on behalf of itself and other similarly situated shareholders, filed a lawsuit asserting violations of the federal securities laws against certain then-current and former officers and directors of the Company. GAMCO alleged violations of Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, and violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) based on allegations that the Company and certain of its officers made false and/or misleading statements, and alleged non-disclosure of material facts, regarding our business, operations, prospects and performance. GAMCO sought damages on behalf of purchasers of the Company’s ordinary shares from October 26, 2016, through May 10, 2019. GAMCO’s lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, and it is captioned GAMCO Asset Management, Inc. v. McCollum, et al., Case No. 4:19-cv-03363. The District Court Judge appointed Utah Retirement Systems (“URS”) as Lead Plaintiff, and on March 16, 2020, URS filed its Amended Complaint. URS added the Company as a defendant but dropped the claims against non-officer board members and all the claims under the Securities Act. The defendants filed their motion to dismiss on May 18, 2020, and the Court granted the motion on May 14, 2021. URS appealed the Court’s Opinion on Dismissal to the Court of Appeals for the Fifth Circuit.

On December 14, 2023, the Fifth Circuit affirmed the decision from the trial court dismissing plaintiffs’ claims.
Weatherford International plc – 2023 Form 10-K | 69

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
13 – Share-Based Compensation

Share-Based Plan

The Weatherford International plc Third Amended and Restated 2019 Equity Incentive Plan, (“2019 Equity Plan”) authorizes the issuance of 8.6 million shares of common stock by the Board of Directors in the form of options, share appreciation rights, restricted share awards, restricted share units (“RSUs”), performance-based restricted share units (“PSUs”), phantom restricted share units (“Phantom RSUs”) and other share-based and performance-based awards to any employee, consultant, or non-employee director (“Grantees”). The provisions of each award vary based on the type of award granted. Awards made under the 2019 Equity Plan vest and settle in shares of newly issued common stock or cash. As of December 31, 2023, there were 2.5 million shares available for future grants.

We granted RSUs, PSUs, and Phantom RSUs under the 2019 Equity Plan. All awards generally require continued employment and generally vest over one to three years. The Grantees do not have the rights of a shareholder under these awards until such date as the shares are issued.

Share-Based Compensation Expense

Share-based compensation expense was $35 million for the year ended December 31, 2023, and $25 million each for the years ended December 31, 2022 and December 31, 2021. As of December 31, 2023, there was $44 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of less than two years.

Due to valuation allowances in the taxing jurisdictions of our Grantees, there was an immaterial related tax impact for the year ended December 31, 2023 and no related tax impact for the years ended December 31, 2022 and 2021.

RSUs

RSUs vest based generally on continued employment. The fair value of RSUs are determined based on the closing price of our shares on the date of grant. The total fair value, less forfeitures, is expensed over the vesting period. The weighted-average grant date fair value per unit (“WAGD FV”) of RSUs granted during 2023, 2022 and 2021 was $54.85, $30.90 and $6.54, respectively. The fair value of RSUs vested during 2023, 2022 and 2021 was $33 million, $18 million and $2 million, respectively. Cash used to settle RSUs in 2023 and 2022 was less than $1 million and $2 million, respectively. Cash was not used to settle RSUs in 2021.

PSUs

PSUs vest based generally on continued employment and achievement of an established target. The fair value of PSUs depends on whether the established target is a performance condition defined solely by reference to our own operations or the market performance of our shares (“market condition”). The actual number of PSUs earned is subject to increase or decrease based on the performance goal multiplier and may range from 0% to 200%. The total fair value, less forfeitures, is expensed over the vesting period. The WAGD FV per unit of PSUs granted during 2023, 2022 and 2021 was $70.91, $23.14 and $12.62, respectively. The fair value of PSUs vested during 2023, 2022 and 2021, was $118 million, nil and $2 million respectively.

The fair value of PSUs subject to performance conditions defined solely by reference to our own operations is determined based on the closing price of our shares on the date of grant. The units are adjusted periodically based on the metric’s expected performance goal multiplier.
Weatherford International plc – 2023 Form 10-K | 70

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

The fair value of PSUs subject to market conditions is determined by utilizing an advanced option-pricing model. All compensation cost is recognized if the employment condition is fulfilled even if the market condition is never satisfied, as the likelihood of achieving the market condition is incorporated into the fair value of the award. The weighted average of assumptions used in the models were as follows:

	Year Ended December 31,
	2023	2022	2021
Risk-Free rate	3.8%	3.2%	0.8%
Dividend Yield	n/a	n/a	n/a
Expected Volatility	62.0%	63.0%	55.0%
Expected Life (in years)	2.6	2.5	3.2

The risk-free rate is obtained as of the grant date with terms matching the performance period. The dividend yield is based on historical dividend payments and expectations of management. For the year ended December 31, 2023, expected volatility incorporated our NASDAQ trading history along with the volatility of our constituents. For the years ended December 31, 2022 and 2021, the expected volatility was based on comparable companies’ volatility. The expected life in years is based on the performance measurement period.

Phantom RSUs

Phantom RSUs were exclusively granted in 2021. Due to achievement of the predetermined capped amounts in year one, the awards were cash-settled in 2022 for $14 million, and the remaining in 2023 for an immaterial amount.

Summary of Awards Activity

A summary of activity for non-vested RSUs, PSUs, and Phantom RSUs outstanding and their respective WAGD FV during 2023 is presented below.

(Units in thousands, except dollars)	RSU	WAGD FV	PSU(1)	WAGD FV	Phantom RSU	WAGD FV
Non-Vested at December 31, 2022	918	$21.05	2,301	$14.98	17	$14.50
Granted	350	54.85	342	70.91	—	—
Vested	(579)	15.30	(917)	6.12	(4)	16.47
Cancelled or Forfeited	(24)	35.00	(55)	23.78	(13)	13.86
Non-Vested at December 31, 2023	665	$43.34	1,671	$31.00	—	$—
(1) Vested PSUs during 2023 earned a 200% multiplier. Non-Vested PSUs at December 31, 2023 were comprised of 1,145 PSUs with an achieved 100% performance goal multiplier and 526 PSUs with the potential for up to a 200% performance goal multiplier.

Weatherford International plc – 2023 Form 10-K | 71

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
14 – Shareholders’ Equity

Our ordinary shares outstanding for the years ended December 31, 2023, 2022 and 2021 primarily increased upon the vesting and settlement of awards made under the 2019 Equity Plan.

On December 13, 2019, the day we emerged from bankruptcy, we issued warrants allowing the holders to purchase up to an aggregate of 7,777,779 ordinary shares in the Company, par value $0.001, at an exercise price of $99.96 per ordinary share. The warrants were equity classified and, upon issuance, had a value of $31 million, which was recorded in “Capital in Excess of Par Value.” The warrant fair value was a Level 2 valuation and was estimated using the Black Scholes valuation model. Inputs to the model included Weatherford’s share price, volatility of our share price, and the risk-free interest rate.

On December 13, 2023, the remaining 7,774,134 unexercised warrants expired, and the rights of the warrant holders to purchase ordinary shares were terminated. During 2023 and 2022, an immaterial number of warrants were exercised.

Accumulated Other Comprehensive Loss

The following table presents the changes in our accumulated other comprehensive loss by component:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension	Total
Balance at December 31, 2021	$(36)	$1	$(35)
Other Comprehensive (Loss) Income	(5)	18	13
Balance at December 31, 2022	(41)	19	(22)
Other Comprehensive Loss	(2)	(4)	(6)
Balance at December 31, 2023	$(43)	$15	$(28)

Weatherford International plc – 2023 Form 10-K | 72

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
15 – Income (Loss) per Share

A reconciliation of the number of weighted average shares used for the basic and diluted income (loss) per share calculation for the periods presented was as follows:

	Year Ended December 31,
(Shares in millions)	2023	2022	2021
Net Income (Loss) Attributable to Weatherford	$417	$26	$(450)

Basic Weighted Average Shares Outstanding	72	71	70
Dilutive Effect of Awards Granted in Stock Incentive Plans	2	1	—
Diluted Weighted Average Shares Outstanding	74	72	70

Basic Income (Loss) Per Share Attributable to Weatherford	$5.79	$0.37	$(6.43)
Diluted Income (Loss) Per Share Attributable to Weatherford	$5.66	$0.36	$(6.43)

Antidilutive Weighted Average Shares:
Warrants	7	8	8
Equity Awards	1	—	2
Total Antidilutive Weighted Average Shares	8	8	10
Basic income (loss) per share for all periods presented equals net income (loss) divided by our weighted average shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by our weighted average shares outstanding during the period including potential dilutive ordinary shares. Our basic and dilutive weighted average shares outstanding for the period presented with a net loss are equivalent as the inclusion of potential dilutive securities is antidilutive. Antidilutive shares represent securities that could dilute income (loss) per share, which are excluded from the computation as their impact was antidilutive.

As discussed in “Note 14 – Shareholders’ Equity”, warrants to purchase 7.8 million ordinary shares at $99.96 per share were issued on December 13, 2019 and expired on December 13, 2023. The warrants were excluded from the diluted weighted average shares outstanding as the exercise price of the warrants was greater than the average market price of the Company’s ordinary shares.

Weatherford International plc – 2023 Form 10-K | 73

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
16 – Income Taxes

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

Our income tax provision consisted of the following:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Total Current Provision	$(143)	$(83)	$(96)
Total Deferred (Provision) Benefit	86	(4)	10
Income Tax Provision	$(57)	$(87)	$(86)

The difference between the Irish income tax provision and the consolidated income tax provision is analyzed below:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Irish Income Tax (Provision) Benefit Tax Rate of 25%	$(126)	$(35)	$86
Tax Provision on Operating Earnings/Losses Subject to Rates Different than the Irish Income Tax Rate	52	(155)	(189)
Tax (Provision) Benefit on Swiss Loss from internal liquidation of subsidiary and internal restructuring	48	(141)	124
Decrease (Increase) in Valuation Allowance attributed to Swiss Loss and internal restructuring	(46)	141	(124)
Decrease (Increase) in Valuation Allowance on Operating Earnings/Losses	35	64	52
Change in Uncertain Tax Positions	(20)	39	(35)
Income Tax Provision	$(57)	$(87)	$(86)

Our income tax provisions generally do not correlate to our consolidated income (loss) before tax. Our income tax provisions are primarily driven by profits in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Certain charges and impairments recognized do not result in significant tax benefit as a result of being attributed to a non-income tax jurisdiction or our inability to forecast realization of the tax benefit of such losses.

For the year ended December 31, 2023, income tax expense was lower by $93 million, due to the release of valuation allowances where deferred tax assets are now considered more likely than not to be realized in the future, and $22 million, due to the recognition of a benefit from previously uncertain tax positions throughout the year. Those benefits were offset by the establishment of valuation allowances of approximately $50 million against the loss on the sale of Blue Chip Swap securities and currency devaluation in Argentina (see Note 17 – Blue Chip Swap Securities - Argentina). During the year ended December 31, 2022, income tax expense was lower by $35 million, due to the release of valuation allowances and $27 million, due to the recognition of a benefit from previously uncertain tax positions.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations.

Weatherford International plc – 2023 Form 10-K | 74

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
The components of the net deferred tax asset were as follows:

	December 31,	December 31,
(Dollars in millions)	2023	2022
Deferred Tax Assets:
Net Operating Losses Carryforwards	$715	$751
Unused Recognized Built in Losses	46	43
Accrued Liabilities and Reserves	191	143
Tax Credit Carryforwards	10	11
Employee Benefits	38	29
Property, Plant and Equipment	145	158
Inventory	33	38
U.S. Interest Deferral	59	57
Tax Base Adjustment	59
State Deferred	62	50
Other Differences between Financial and Tax Basis	108	89
Valuation Allowance	(1,316)	(1,300)
Total Deferred Tax Assets	150	69
Deferred Tax Liabilities:
Intangible Assets	(18)	(28)
Total Deferred Tax Liabilities	(18)	(28)
Net Deferred Tax Asset	$132	$41

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

The valuation allowance increased by $16 million in 2023. Approximately $11 million of the increase was recorded to tax expense and was primarily attributable to the Argentina items discussed above and the Switzerland items discussed below, offset by the release of valuation allowance and the utilization of net operating losses previously not expected to be realized against operating earnings of $20 million. The remaining $5 million of the increase in the valuation allowance was attributable to foreign currency translation.

Deferred income taxes generally have not been recognized on the cumulative undistributed earnings of our non-Irish subsidiaries because they are considered to be indefinitely reinvested. Distribution of these earnings in the form of dividends or otherwise may result in a combination of income and withholding taxes payable in various countries. As of December 31, 2023, the pool of positive undistributed earnings of our non-Irish subsidiaries that are considered indefinitely reinvested and may be subject to tax, if distributed, amounts to approximately $1.4 billion. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the unrecognized amount of deferred income taxes and the related dividend withholding taxes associated with these undistributed earnings.

Weatherford International plc – 2023 Form 10-K | 75

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
At December 31, 2023, we had approximately $3.6 billion of net operating losses (“NOLs”) in various jurisdictions. Our non-indefinite loss carryforwards, if not utilized, will mostly expire for U.S. subsidiaries from 2030 through 2037 and at various dates from 2024 through 2043 for non-U.S. subsidiaries.

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

In 2021, we executed a liquidation transaction of one of our Swiss holding companies which resulted in the forfeiture of impairment losses of $1.3 billion generated in 2020. In addition, the liquidation transaction resulted in approximately $5.6 billion of tax losses (NOLs) in Switzerland of which $3.4 billion was deemed worthless and excluded from the deferred tax table, and $2.2 billion was recorded as an NOL and included in the table as management expects to utilize those NOLs on our future tax returns. However, in addition to recording a deferred tax asset of $303 million related to the $2.2 billion tax losses, we recorded a valuation allowance against the full $303 million because it will offset future income that is otherwise exempt from tax. In 2023, we recognized a deferred tax asset of $59 million relating to a final agreement with the taxing authorities in relation to an adjustment in tax base beginning of 2021, and we recorded a $57 million valuation allowance against the deferred tax asset as it is more likely than not that a majority of it will not be realized.

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Balance at Beginning of Year	$191	$235	$222
Additions as a Result of Tax Positions Taken During a Prior Period	9	14	23
Reductions as a Result of Tax Positions Taken During a Prior Period	(12)	(15)	(8)
Additions as a Result of Tax Positions Taken During the Current Period	19	11	12
Reductions Relating to Settlements with Taxing Authorities	(3)	(36)	(5)
Reductions as a Result of a Lapse of the Applicable Statute of Limitations	(6)	(11)	(2)
Foreign Exchange Effects	5	(7)	(7)
Balance at End of Year	$203	$191	$235

Substantially all of the uncertain tax positions, if released in future periods, would impact our effective tax rate. Within the total balance is $37 million and $38 million as of December 31, 2023, and 2022, respectively, that would be offset by net operating losses and other tax attributes if settled. Our income tax provision includes penalties and interest expense (benefit) on uncertain tax positions of $12 million, $(2) million and $17 million for years ended December 31, 2023, 2022, and 2021, respectively. The expense of $12 million in 2023 includes $(11) million of interest and penalty release related to benefit from previously uncertain tax positions. The amounts in the table above exclude cumulative accrued interest and penalties of $115 million and $98 million at December 31, 2023 and 2022 respectively, which are included in other non-current liabilities.

Weatherford International plc – 2023 Form 10-K | 76

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
We are subject to income tax in many of the approximately 75 countries where we operate. As of December 31, 2023, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Tax Jurisdiction	Tax Years under Examination
Argentina	2013 - 2023
Canada	2015 - 2023
Mexico	2013 - 2023
Russia	2020 - 2023
Saudi Arabia	2019 - 2023
Switzerland	2019 - 2023
United States (Federal)	2020 - 2023

We are continuously under tax examination in various jurisdictions and cannot predict the timing or outcome regarding the resolutions or if they will have a material impact on our financial statements. As of December 31, 2023, we anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $13 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

17 – Blue Chip Swap Securities - Argentina

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

An indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from Argentina through the purchase and sale of BCS securities. During the second quarter of 2023, we completed a series of BCS transactions at implied exchange rates (“BCS rates”) that were approximately 106% higher than the official exchange rate resulting in a loss of $57 million. We continue to use the official exchange rate for remeasurement of our Argentine peso-denominated net monetary assets under U.S. GAAP as the BCS rates do not meet the criteria for remeasurement under U.S. GAAP.

18 – Subsequent Event

On February 1, 2024, we entered into merger agreements to acquire ISI Holding Company, LLC and Probe Technologies Holdings, Inc., which will strengthen our existing wireline business within our DRE segment. The purchase price was $6 million in cash and 844,702 of our ordinary shares, subject to customary adjustments. In addition, subject to the achievement of certain earnout targets, we agreed to an additional consideration of (a) up to another 30,298 of our ordinary shares and (b) up to $12 million in cash or ordinary shares using the volume-weighted average price of our shares over five consecutive trading days from June 24 to June 28 of 2024.

Weatherford International plc – 2023 Form 10-K | 77

Table of Contents    Item 9 | Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – An Integrated Framework (2013). As a result of this assessment, management concluded that as of December 31, 2023, our internal control over financial reporting was effective based on these criteria.

KPMG LLP has issued an attestation report dated February 7, 2024, on our internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the fourth quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Weatherford International plc – 2023 Form 10-K | 78

Table of Contents            Item 10 | Directors, Executive Officers and Corporate Governance
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information incorporated by reference from our Proxy Statement for the 2024 Annual General Meeting of Shareholders. See also “Item 1. Business. Executive Officers of Weatherford” of this report.

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

Item 11. Executive Compensation.

Information incorporated by reference from our Proxy Statement for the 2024 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information incorporated by reference from our Proxy Statement for the 2024 Annual General Meeting of Shareholders.

Weatherford International plc – 2023 Form 10-K | 79

Table of Contents    Item 15 | Exhibits
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information incorporated by reference from our Proxy Statement for the 2024 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

Information incorporated by reference from our Proxy Statement for the 2024 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

(b)     Exhibits:

Exhibit Number	Description	Original Filed Exhibit	File Number
3.1	Amended and Restated Memorandum and Articles of Association of Weatherford International public limited company.	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.1	Description of the Securities.	Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed February 17, 2022	File No. 1-36504
4.2	Indenture, dated December 13, 2019, by and among Weatherford International Ltd., as issuer, the guarantors thereto and Deutsche Bank Trust Company Americas, as trustee.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.3	Form of Senior Note (included in Exhibit 4.2).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.4	Indenture, dated August 28, 2020, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
4.5	Form of Senior Note (included in Exhibit 4.5).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
Weatherford International plc – 2023 Form 10-K | 80

Exhibit Number	Description	Original Filed Exhibit	File Number
4.6	Indenture, dated September 30, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 30, 2021	File No. 1-36504
4.7	Form of Note (included in Exhibit 4.7).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 30, 2021	File No. 1-36504
4.8	Indenture, dated October 27, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 27, 2021	File No. 1-36504
4.9	Form of Note (included in Exhibit 4.9).	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 27, 2021	File No. 1-36504
4.10
Supplemental Indenture, dated as of December 1, 2022, by and among Weatherford International, LLC, Weatherford International plc, as parent guarantor, Weatherford International Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee.
		Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 5, 2022	File No. 1-36504
4.11
Second Supplemental Indenture, dated as of April 19, 2023, by and among Weatherford International Ltd., Weatherford International plc, Weatherford International, LLC and Wilmington Trust, National Association, as trustee and collateral agent.
		Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 20, 2023	File No. 1-36504
*10.1	Offer letter to Arun Mitra, dated November 11, 2022.	Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 8, 2023	File No. 1-36504
*10.2
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
*10.3
Form of Deed of Indemnity of Weatherford International Ltd entered into by each director of Weatherford International plc and each of the following executive officers of Weatherford International plc: Scott C. Weatherholt (July 23, 2020), Girish K. Saligram (October 12, 2020), Joseph H. Mongrain (September 28, 2021), Desmond J. Mills (November 2, 2022), and Arunava Mitra (January 13, 2023).
		Exhibit 10.12 of the Company’s Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
Weatherford International plc – 2023 Form 10-K | 81

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.4	Third Amended and Restated Weatherford International PLC Change in Control Severance Plan.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2023	File No. 1-36504
*10.5	Amended and Restated Weatherford International plc Executive Severance Plan.	Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 8, 2023	File No. 1-36504
*10.6	Amended and Restated Weatherford International plc Nonqualified Deferred Compensation Plan	Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 8, 2023	File No. 1-36504
*10.7	Executive Non-Equity Incentive Compensation Plan (as Amended and Restated)	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2020	File No. 1-36504
*10.8	Weatherford International plc 2019 Equity Incentive Plan.	Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
*10.9	Weatherford International plc Amended and Restated 2019 Equity Incentive Plan.	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2020 filed August 14, 2020	File No. 1-36504
*10.10	Weatherford International plc Second Amended and Restated 2019 Equity Incentive Plan.	Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2020 filed November 4, 2020	File No. 1-36504
*10.11	Weatherford International plc Third Amended and Restated 2019 Equity Incentive Plan.	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.12	Form of Performance Share Unit Award Agreement	Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File No. 1-36504
Weatherford International plc – 2023 Form 10-K | 82

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.13	Amended and Restated Weatherford International plc Short-Term Incentive Plan	Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. filed February 8, 2023	File No. 1-36504
*10.14	Form of Executive Officer Restricted Share Unit Award Agreement	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
*10.15	Form of Executive Officer Performance Share Unit Award Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
*10.16	Form of Non-Executive Director Restricted Share Unit Award Agreement	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
*10.17	Form of Executive Officer Restricted Share Unit Award Agreement adopted January 18, 2023.	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.18	Form of Executive Officer Performance Share Unit Award Agreement adopted January 18, 2023.	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.19	Form of Non- Executive Director Restricted Share Unit Award Agreement adopted January 18, 2023.	Exhibit 10.5 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
†*10.20	Form of Executive Officer Restricted Share Unit Award Agreement adopted January 18, 2024.
†*10.21	Form of Executive Officer Performance Share Unit Award Agreement adopted January 18, 2024.
†*10.22	Form of Non-Executive Director Restricted Share Unit Award Agreement adopted January 18, 2024.
10.23
LC Credit Agreement, dated December 13, 2019 (as amended by Amendment No.1, dated August 28, 2020, included in Exhibit 10.38 below), by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, Deutsche Bank Trust Company Americas and the lenders party thereto from time to time.

		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
Weatherford International plc – 2023 Form 10-K | 83

Exhibit Number	Description	Original Filed Exhibit	File Number
10.24
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
10.25
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
10.26
Amended and Restated Credit Agreement, dated October 17, 2022, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford International plc, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time.
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 18, 2022	File No. 1-36504
10.27
First Amendment to Amended and Restated Credit Agreement, dated as of November 22, 2022, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., Weatherford International plc and Wells Fargo Bank, National Association, as administrative agent.
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 28, 2022	File No. 1-36504
10.28
Additional Lender Supplement, dated as of November 22, 2022, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford International plc, ATB Financial and Wells Fargo Bank, National Association, as administrative agent.

		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 28, 2022	File No. 1-36504
10.29	Canadian Borrower Joinder, dated as of November 22, 2022, by Weatherford Canada Ltd. and delivered to Wells Fargo Bank, National Association, as administrative agent.	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 28, 2022	File No. 1-36504
10.30
Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2023 by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., and Wells Fargo Bank, National Association, as administrative agent.
		Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 8, 2023	File No. 1-36504
Weatherford International plc – 2023 Form 10-K | 84

Exhibit Number	Description	Original Filed Exhibit	File Number
10.31
Third Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2023, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., Weatherford International plc and Wells Fargo Bank, National Association, as administrative agent.
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 24, 2023	File No. 1-36504
10.32
Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 24, 2023, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd. WOFS International Finance GmbH, Weatherford International plc, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 24, 2023	File No. 1-36504
†10.33
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2023, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd. WOFS International Finance GmbH, Weatherford International plc, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

10.34
Intercreditor Agreement by and between Wells Fargo Bank, N.A., Deutsche Bank Trust Company Americas, Weatherford International plc and the grantors party there to from time to time, dated December 13, 2019.
		Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.35
Intercreditor Agreement, dated August 28, 2020, by and among Deutsche Bank Trust Company Americas, Wilmington Trust National Association, BTA Institutional Services Australia Limited, Weatherford International plc and the other grantors parties there to from time to time.
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
10.37
Backstop Agreement dated September 20, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and certain funds managed by Franklin Advisers, Inc., as commitment parties thereto.
		Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File No. 1-36504
10.38	Registration Rights Agreement by and among Weatherford International plc and certain stockholders thereto, dated December 13, 2019.*	Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
Weatherford International plc – 2023 Form 10-K | 85

Exhibit Number	Description	Original Filed Exhibit	File Number
†*10.39	Confidentiality and Restricted Covenant Agreement
†19	Weatherford International plc Insider Trading Policy
†21.1	Subsidiaries of Weatherford International plc
†23.1	Consent of KPMG LLP
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†97	Weatherford International plc Executive Officer Clawback Policy
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Item 16. Form 10-K Summary.

None.

Weatherford International plc – 2023 Form 10-K | 86

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
Date: February 7, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Girishchandra K. Saligram	President, Chief Executive Officer and Director	February 7, 2024
Girishchandra K. Saligram	(Principal Executive Officer)

/s/ Arunava Mitra	Executive Vice President and	February 7, 2024
Arunava Mitra	Chief Financial Officer
(Principal Financial Officer)

/s/ Desmond J. Mills	Senior Vice President and Chief Accounting Officer	February 7, 2024
Desmond J. Mills	(Principal Accounting Officer)

/s/ Charles M. Sledge	Chairman of the Board and Director	February 7, 2024
Charles M. Sledge

/s/ Benjamin C. Duster IV	Director	February 7, 2024
Benjamin C. Duster IV

/s/ Neal P. Goldman	Director	February 7, 2024
Neal P. Goldman

/s/ Jacqueline Mutschler	Director	February 7, 2024
Jacqueline Mutschler

Weatherford International plc – 2023 Form 10-K | 87