Form 10-Q
period 2024-03-31
Weatherford International plc
filed 2024-04-24
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of April 19, 2024, there were 73,154,140 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the First Quarter Ended March 31, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
(Dollars and shares in millions, except per share amounts)	2024	2023
Revenue:
Services	$865	$741
Products	493	445
Total Revenue	1,358	1,186

Costs and Expenses:
Cost of Services	527	450
Cost of Products	357	340
Research and Development	31	26
Selling, General and Administrative	205	190
Other Charges (Credits)	5	(5)
Total Costs and Expenses	1,125	1,001
Operating Income	233	185

Other Expense:
Interest Expense, Net of Interest Income of $14 and $16	(29)	(31)
Other Expense, Net	(22)	(35)
Income Before Income Taxes	182	119
Income Tax Provision	(59)	(38)
Net Income	123	81
Net Income Attributable to Noncontrolling Interests	11	9
Net Income Attributable to Weatherford	$112	$72

Basic Income per Share	$1.54	$1.00
Basic Weighted Average Shares Outstanding	72.9	71.5

Diluted Income per Share	$1.50	$0.97
Diluted Weighted Average Shares Outstanding	74.7	73.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in millions)	2024	2023
Net Income	$123	$81
Foreign Currency Translation Adjustments	(24)	3
Comprehensive Income	99	84
Net Income Attributable to Noncontrolling Interests	11	9
Comprehensive Income Attributable to Weatherford	$88	$75
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars and shares in millions, except par value)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Cash and Cash Equivalents	$824	$958
Restricted Cash	113	105
Accounts Receivable, Net of Allowance for Credit Losses of $16 at March 31, 2024 and $16 at December 31, 2023	1,251	1,216
Inventories, Net	850	788
Other Current Assets	274	278
Total Current Assets	3,312	3,345
Property, Plant and Equipment, Net of Accumulated Depreciation of $900 at March 31, 2024 and $883 at December 31, 2023	988	957
Intangibles, Net of Accumulated Amortization of $678 at March 31, 2024 and $639 at December 31, 2023	417	370
Operating Lease Assets	135	138
Other Non-Current Assets	238	258
Total Assets	$5,090	$5,068

Liabilities:
Current Portion of Long-term Debt	$101	$168
Accounts Payable	716	679
Accrued Salaries and Benefits	298	387
Income Taxes Payable	147	138
Current Portion of Operating Lease Liabilities	47	46
Other Current Liabilities	491	448
Total Current Liabilities	1,800	1,866
Long-term Debt	1,629	1,715
Operating Lease Liabilities	124	131
Non-current Taxes Payable	286	282
Other Non-Current Liabilities	151	152
Total Liabilities	$3,990	$4,146

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 73.2 shares at March 31, 2024 and 72.1 at December 31, 2023	$—	$—
Capital in Excess of Par Value	2,985	2,906
Retained Deficit	(1,842)	(1,954)
Accumulated Other Comprehensive Loss	(52)	(28)
Weatherford Shareholders’ Equity	1,091	924
Noncontrolling Interests	9	(2)
Total Shareholders’ Equity	1,100	922
Total Liabilities and Shareholders’ Equity	$5,090	$5,068

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Cash Flows From Operating Activities:
Net Income	$123	$81
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	85	80
Foreign Exchange Losses	15	29
Inventory Charges	6	11
Gain on Disposition of Assets	(7)	(5)
Deferred Income Tax Provision	14	18
Share-Based Compensation	13	9
Changes in Accounts Receivable, Inventory, and Accounts Payable:
Accounts Receivable	(112)	(96)
Inventories	(53)	(45)
Accounts Payable	99	64
Other Changes, Net	(52)	(62)
Net Cash Provided by Operating Activities	131	84
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(59)	(64)
Proceeds from Disposition of Assets	10	7
Business Acquisitions, Net of Cash Acquired	(36)	(4)
Proceeds from Sale of Investments	41	—
Other Investing Activities	(10)	(3)
Net Cash Used in Investing Activities	(54)	(64)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(172)	(66)
Distributions to Noncontrolling Interests	—	(6)
Tax Remittance on Equity Awards Vested	(8)	(52)
Other Financing Activities	(7)	(3)
Net Cash Used in Financing Activities	(187)	(127)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(16)	(22)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(126)	(129)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,063	1,112
Cash, Cash Equivalents and Restricted Cash at End of Period	$937	$983
Supplemental Cash Flow Information:
Interest Paid	$8	$18
Income Taxes Paid, Net of Refunds	$35	$29
844,702 Shares of Common Stock Issued for Acquisitions	$75	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” “Weatherford,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2023 Form 10-K for the discussion on our significant accounting policies. Certain reclassifications have been made to these Condensed Consolidated Financial Statements and accompanying footnotes for the three months ended March 31, 2023 to conform to the presentation for the three months ended March 31, 2024.

Accounting Standards Issued Not Yet Adopted

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2023 Form 10-K for the discussion on accounting pronouncements that have been issued but not yet effective for the interim periods presented that are not expected to have a material impact on our financial position or results of operations.

Evaluations of all other new accounting pronouncements that have been issued, but not yet effective are on-going, and at this time are not expected to have a material impact on our Condensed Consolidated Financial Statements.

2 – Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2023 Form 10-K. We have three reportable segments: (1) Drilling and Evaluation “DRE”, (2) Well Construction and Completions “WCC”, and (3) Production and Intervention “PRI”.

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

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Revenues:
DRE Revenues	$422	$372
WCC Revenues	458	421
PRI Revenues	348	349
All Other	130	44
Total Revenues	$1,358	$1,186

Operating Income:
DRE Segment Adjusted EBITDA	$130	$108
WCC Segment Adjusted EBITDA	120	96
PRI Segment Adjusted EBITDA	73	68
All Other	27	9
Corporate	(14)	(12)
Depreciation and Amortization	(85)	(80)
Share-based Compensation	(13)	(9)
Other Credits (Charges)	(5)	5
Operating Income	$233	$185

3 – Revenue

Disaggregated Revenue

The following table disaggregates our revenue from contracts with customers by geographic area and includes equipment rental revenue. Equipment rental revenue was $34 million in the three months ended March 31, 2024 and $33 million for the three months ended March 31, 2023.

During the three months ended March 31, 2024, the U.S. and the Kingdom of Saudi Arabia accounted for 15% and 10%, respectively, of total revenue. In addition, Mexico accounted for 14% of total revenue, driven by our largest customer, which accounted for 12% of our total revenue. During the three months ended March 31, 2023, the U.S. and Mexico accounted for 18% and 12%, respectively, of total revenue. No other country accounted for more than 10% of our revenue in the periods presented.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Revenue by Geographic Areas:
North America (a)	$267	$286

International	1,091	900
Middle East/North Africa/Asia	497	376
Latin America	370	317
Europe/Sub-Sahara Africa/Russia	224	207
Total Revenue	$1,358	$1,186
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings, and cash collections results in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of March 31, 2024 and December 31, 2023:

(Dollars in millions)	March 31, 2024	December 31, 2023
Receivables for Product and Services in Accounts Receivable, Net	$1,221	$1,182
Receivables for Equipment Rentals in Account Receivable, Net	$30	$34
Accounts Receivable, Net	$1,251	$1,216

Contract Assets in Other Current Assets	$52	$61
Contract Assets in Other Non-Current Assets	$26	$24
Contract Liabilities in Other Current Liabilities	$66	$58
Contract Liabilities in Other Non-Current Liabilities	$4	$5

4 – Inventories, Net

Inventories, net of reserves of $119 million and $121 million as of March 31, 2024 and December 31, 2023, respectively, are presented by category in the table below:

(Dollars in millions)	March 31, 2024	December 31, 2023
Finished Goods	$725	$688
Work in Process and Raw Materials, Components and Supplies	125	100
Inventories, Net	$850	$788

The change in inventory reserves includes the inventory charges primarily offset by the disposal of inventory previously reserved. The net charges are recorded in “Cost of Products” on our Condensed Consolidated Statements of Operations in the amount of $6 million and $11 million during the three months ended March 31, 2024 and March 31, 2023, respectively.

5 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	March 31, 2024	December 31, 2023
Developed and Acquired Technology, Net of Accumulated Amortization of $508 at March 31, 2024 and $479 at December 31, 2023	$192	$135
Trade Names, Net of Accumulated Amortization of $170 at March 31, 2024 and $160 at December 31, 2023	225	235
Intangibles, Net of Accumulated Amortization of $678 at March 31, 2024 and $639 at December 31, 2023	$417	$370

Amortization expense was $41 million and $40 million for the three months ended March 31, 2024 and March 31, 2023, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations. The increase was primarily related to intangibles acquired in connection with acquisitions during the three months ended March 31, 2024. Please refer to “Note 12 – Acquisitions”.

6 – Borrowings and Other Debt Obligations

(Dollars in millions)	March 31, 2024	December 31, 2023
Current Portion of 6.50% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	$80	$151
Current Portion of Finance Leases	21	17
Current Portion of Long-term Debt	$101	$168

8.625% Senior Notes due 2030 “2030 Senior Notes”	$1,588	$1,587
6.50% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	—	92
Finance Leases	41	36
Long-term Debt	$1,629	$1,715

2028 Senior Secured Notes

On September 30, 2021, Weatherford International Ltd. (“Weatherford Bermuda”) issued 6.50% senior secured notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest is payable semiannually on September 15 and March 15 of each year, and commenced on March 15, 2022. Proceeds from the issuance were reduced by debt issuance costs. In the first quarter of 2024 we repurchased $167 million in principal of our 2028 Senior Secured Notes. At March 31, 2024, the carrying value was reclassified as short-term and represents the remaining unpaid principal of $82 million offset by unamortized deferred issuance cost of $2 million. At December 31, 2023, the carrying value represented unpaid principal of $248 million offset by unamortized deferred issuance cost of $5 million.

2030 Senior Notes

On October 27, 2021, Weatherford Bermuda issued 8.625% senior notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford International, LLC (“Weatherford Delaware”) as co-issuer and co-obligor, and concurrently releases the guarantee of Weatherford Delaware. At March 31, 2024 and December 31, 2023, the carrying value represents the remaining unpaid principal of $1.6 billion at each date, offset by unamortized deferred issuance cost of $12 million and $13 million, respectively.

Credit Agreement

Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At March 31, 2024 and December 31, 2023, the Credit Agreement allowed for a total commitment amount of $550 million, maturing on the earlier of October 24, 2028 and 91 days prior to the maturity of the 2028 Senior Secured Notes. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

On March 24, 2023, we amended the Credit Agreement to permit unlimited prepayments and other redemptions of indebtedness subject to (i) the ratio of funded debt (net of unrestricted cash in excess of $400 million to consolidated adjusted EBITDA as defined in the Credit Agreement, not exceeding 2.50 to 1.00, (ii) no default or event of default existing and (iii) aggregate proforma liquidity in the event of a debt reduction equaling or exceeding $300 million.

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

As of March 31, 2024, we had zero borrowings outstanding under the Credit Agreement, and $374 million of letters of credit outstanding, consisting of the $273 million ($223 million for performance letters of credit and $50 million for financial letters of credit) under the Credit Agreement and another $101 million under various uncommitted bi-lateral facilities (of which there was $100 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

Fair Value

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

	March 31, 2024		December 31, 2023
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.50% Senior Secured Notes due 2028	$80	$84	$243	$258
8.625% Senior Notes due 2030	1,588	1,672	1,587	1,673
Long-Term Debt (excluding Finance Leases)	$1,668	$1,756	$1,830	$1,931

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

8 – Shareholders’ Equity

The change in shares issued and outstanding on our Condensed Consolidated Balance Sheets from 72.1 million as of December 31, 2023 to 73.2 million as of March 31, 2024, was due to equity awards granted, vested, and exercised, net of shares withheld for taxes. The change in shares also included the issuance of 844,702 of our ordinary shares in connection with acquisitions during the quarter. See “Note 12 – Acquisitions” in our Notes to Condensed Consolidated Financial Statements for further details. The following summarizes our shareholders’ equity activity for the three months ended March 31, 2024 and 2023:

(Dollars in millions)	Capital in Excess of Par Value	Retained Income (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2023	$2,906	$(1,954)	$(28)	$(2)	$922
Net Income	—	112	—	11	123
Equity Awards, Granted, Vested and Exercised, Net of Shares Withheld for Taxes	4	—	—	—	4
Other Comprehensive Loss	—	—	(24)	—	(24)
Equity Issued for Acquisitions	75	—	—	—	75
Balance at March 31, 2024	$2,985	$(1,842)	$(52)	$9	$1,100
(Dollars in millions)	Capital in Excess of Par Value	Retained Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2022	$2,928	$(2,371)	$(22)	$16	$551
Net Income	—	72	—	9	81
Distributions to Noncontrolling Interests	—	—	—	(6)	(6)
Equity Awards, Granted, Vested and Exercised, Net of Shares Withheld for Taxes	(43)	—	—	—	(43)
Other Comprehensive Income	—	—	3	—	3
Balance at March 31, 2023	$2,885	$(2,299)	$(19)	$19	$586

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024 and 2023:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2023	$(43)	$15	$(28)
Other Comprehensive Loss	(24)	—	(24)
Balance at March 31, 2024	$(67)	$15	$(52)

Balance at December 31, 2022	$(41)	$19	$(22)
Other Comprehensive Income	3	—	3
Balance at March 31, 2023	$(38)	$19	$(19)

9 – Income per Share
A reconciliation of the number of shares used for the basic and diluted income per share calculation was as follows:

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2024	2023
Net Income Attributable to Weatherford	$112	$72

Basic Weighted Average Shares Outstanding	72.9	71.5
Dilutive Effect of Awards Granted in Stock Incentive Plan	1.8	2.0
Diluted Weighted Average Shares Outstanding	74.7	73.5

Basic Income per Share	$1.54	$1.00
Diluted Income per Share	$1.50	$0.97

Antidilutive Weighted Average Shares:
Warrants	—	7.8
Equity Awards	0.5	0.8
Total Antidilutive Weighted Average Shares	0.5	8.6

Basic income per share for all periods presented equals net income divided by our weighted average shares outstanding during the period. Diluted income per share is computed by dividing net income by our weighted average shares outstanding during the period including potential dilutive ordinary shares. Antidilutive weighted average shares represent securities that could potentially dilute income per share in the future, which are excluded from the computation as their impact was antidilutive.

Warrants to purchase 7.8 million ordinary shares at $99.96 per share were issued on December 13, 2019 and expired on December 13, 2023. For the three months ended March 31, 2023 warrants were excluded from the diluted weighted average shares outstanding as the exercise price of the warrants was greater than the average market price of the Company’s ordinary shares.

10 – Income Taxes

We recognized a tax expense of $59 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 where we recognized tax expense of $38 million. During the three months ended March 31, 2024, income tax expense was higher primarily due to increased earnings before taxes. We calculate income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes.

The relationship between our pre-tax income or loss and our income tax provision or benefit varies from period to period due to various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure. We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered residents for income tax purposes. Our income tax provisions are primarily driven by income in certain jurisdictions and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Certain charges and impairments recognized do not result in significant tax benefit as a result of being attributed to a non-income tax jurisdiction or our inability to forecast realization of the tax benefit of such losses. This is partially offset by the utilization of previously unbenefited deferred tax assets, such as net operating loss carryforwards.

In December 2023, Ireland enacted tax legislation that models the Organization of Economic Cooperation and Development reform plans focused on global profit allocation and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as “Pillar Two.” This is not expected to materially increase the taxes we owe.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of March 31, 2024, we anticipate that it is reasonably possible that our uncertain tax positions of $286 million, including interest and penalties offset by net operating losses and other tax attributes if settled, may decrease by up to $12 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

11 – Credit Default Swap

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

Under the CDS terms, within five business days upon notification of default, we could be required to pay the then outstanding notional balance net of recoveries. As of December 31, 2023, we had a notional balance of $130 million outstanding under the CDS, which increased to $260 million in January of 2024, following the receipt of the $142 million payment. As of March 31, 2024, the notional balance under the CDS was $242 million. Management expects the total notional balance under the CDS to decrease to $161 million, $54 million and nil by December 31, 2024, December 31, 2025 and March 31, 2026, respectively. The fair value of this derivative was not material as of March 31, 2024 and December 31, 2023.

As of the date of this report, we are not aware of any events of default under the loan agreement between that third-party financial institution and our largest customer in Mexico.

12 – Acquisitions

During the three months ended March 31, 2024, we closed on acquisitions with total consideration of $136 million, which includes $36 million in cash net of cash acquired and 844,702 of our ordinary shares valued at $75 million on the closing dates. The purchases were accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification “ASC” 805 Business Combinations and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values measured in accordance with the guidance under ASC 820 Fair Value Measurement. The fair value measurements of the intangible assets were based on inputs not observable in the market and therefore represent Level 3 measurements. The fair value of intangible assets recorded at the acquisition date was $85 million and an immaterial amount was recorded for the goodwill and contingent considerations. Acquisition-related costs incurred by the Company are expensed as incurred. The operating results of the acquired businesses were included in the Company’s results of operations from the date of acquisition. See also “Note 5 – Intangibles, Net” and “Note 8 – Shareholders’ Equity” in our Notes to Condensed Consolidated Financial Statements.

13 – Subsequent Events

Our Credit Agreement gives us the right, subject to certain terms and conditions, to effectuate from time to time an increase in total commitments by up to $200 million. As such, on April 22, 2024, additional lenders joined the Credit Agreement, providing an increase in total commitments from $550 million to $680 million (performance letters of credit increased from $250 million to $309 million and borrowings or additional performance or financial letters of credit increased from $300 million to $371 million).

On April 23, 2024, we issued a notice to redeem the remainder of our 6.5% Senior Secured Notes due 2028 on May 23, 2024.

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

	Three Months Ended
	March 31,
	2024	2023
Oil price - WTI (1)	$77.56	$76.08
Oil price - Brent (1)	$83.00	$81.17
Natural gas price - Henry Hub (2)	$2.13	$2.65
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (rounded to the nearest $0.01)

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended
	March 31,
	2024	2023
North America	831	981
International	965	915
Worldwide	1,796	1,896

Russia Ukraine Conflict

On February 24, 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response we evaluated, and continue to evaluate, our operations, with the priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions.

Revenues in Russia were approximately 5% of our total revenues for the three months ended March 31, 2024, compared to 6% of our total revenues for the three months ended March 31, 2023. As of March 31, 2024, our Russia operations included $50 million in cash, $104 million in other current assets, $73 million in property, plant and equipment and other non-current assets, and $51 million in liabilities. As of December 31, 2023, our Russia operations included $62 million in cash, $94 million in other current assets, $76 million in property, plant and equipment and other non-current assets, and $62 million in liabilities.

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

Consolidated Statements of Operations - Operating Summary

Revenues of $1.4 billion in the three months ended March 31, 2024, increased 15% compared to $1.2 billion in the three months ended March 31, 2023. Year-over-year in the first quarter, product revenues increased 11% and service revenues increased 17%. DRE and WCC contributed 29% and 22% of the increase in revenues, respectively, offset by a 1% decline of revenue in PRI. The remaining revenue increase was due to higher activity in integrated services and projects. Geographically, revenue growth was led by improvements in the Middle East/North Africa/Asia, Latin America and Europe/Sub-Sahara Africa/Russia, which contributed to 70%, 31% and 10% of the increase, respectively, partly offset by a revenue decline in North America. Average oil prices in the three months ended March 31, 2024 increased 2% for both West Texas Intermediate crude oil and Brent North Sea crude oil compared to the same period in 2023. Henry Hub natural gas prices decreased 20% compared to the same period in 2023. Global rig counts decreased 5% compared to three months ended March 31, 2023. The decrease in Henry Hub natural gas prices and rig count in North America and the increase in international rig count was observable in the revenue changes in the respective regions year-over year.

Cost of products and services of $884 million in the three months ended March 31, 2024, increased 12% compared to $790 million in the three months ended March 31, 2023, respectively. Our cost of products and services as a percentage of revenues was 65% in the three months ended March 31, 2024 compared to 67% in the three months ended March 31, 2023 reflecting improved utilization on a more efficient operating cost structure. Additionally, lower inventory charges contributed to the lower cost as a percentage of revenues.

Selling, general, administrative and research and development costs of $236 million in the three months ended March 31, 2024, increased 9% compared to $216 million in the three months ended March 31, 2023. The increase primarily reflects an increase in overhead to support organization growth and an increase in research and development on newer technologies. Selling, general, administrative and research and development costs as a percentage of revenues was 17% in the three months ended March 31, 2024, an improvement compared to 18% in the three months ended March 31, 2023.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest expense, net was $29 million and $31 million in the three months ended March 31, 2024 and 2023, respectively. Interest expense, net is interest expense net of interest income, which has decreased over prior year primarily due to a decrease in interest expense on our outstanding long-term debt. Interest expense was $43 million in the three months ended March 31, 2024, and $47 million in the three months ended March 31, 2023. Interest income was $14 million in the three months ended March 31, 2024 and $16 million in the three months ended March 31, 2023. See “Note 6 – Borrowings and Other Debt Obligations” to our Condensed Consolidated Financial Statements for additional details.

Other Expense, Net

Other expense, net was $22 million in the three months ended March 31, 2024 and $35 million in the three months ended March 31, 2023. Other expense, net primarily represents foreign exchange losses attributed to currency losses in countries with no or limited markets to hedge, letter of credit fees and other financing charges, including when applicable, bond redemption premiums partially offset by certain investment gains and losses. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency.

Income Taxes

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered residents for income tax purposes. The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors, which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions, the impacts of tax planning activities and the resolution of tax audits. Our effective rate differs from the Irish statutory tax rate as the majority of our operations are taxed in jurisdictions with different tax rates. In addition, certain charges do not result in significant tax benefit as a result of being attributed to a non-income tax jurisdiction or our inability to forecast realization of the tax benefit of such losses. Charges can be partially offset by the utilization of previously unbenefited deferred tax assets, such as net operating loss carryforwards. Please see “Note 10 – Income Taxes” to our Condensed Consolidated Financial Statements for additional details.

Results of Operations by Segment

Financial information by segment is summarized below.

			Favorable
	Three Months Ended		(Unfavorable)
	March 31,		$	% or bps
(Dollars in millions)	2024	2023	Change
Revenues:
DRE Revenues	$422	$372	$50	13%
WCC Revenues	458	421	37	9%
PRI Revenues	348	349	(1)	—%
All Other	130	44	86	195%
Total Revenues	$1,358	$1,186	$172	15%

Operating Income:
DRE Segment Adjusted EBITDA	$130	$108	$22	20%
WCC Segment Adjusted EBITDA	120	96	24	25%
PRI Segment Adjusted EBITDA	73	68	5	7%
All Other	27	9	18	200%
Corporate	(14)	(12)	(2)	(17)%
Depreciation and Amortization	(85)	(80)	(5)	(6)%
Share-based Compensation	(13)	(9)	(4)	(44)%
Other Credits (Charges)	(5)	5	(10)	(200)%
Operating Income	$233	$185	$48	26%

Margins:
DRE Segment Adjusted EBITDA Margin	30.8%	29.0%	n/m	177	bps
WCC Segment Adjusted EBITDA Margin	26.2%	22.8%	n/m	340	bps
PRI Segment Adjusted EBITDA Margin	21.0%	19.5%	n/m	149	bps

DRE Results

DRE revenues of $422 million in the three months ended March 31, 2024, increased $50 million or 13% compared to $372 million in the three months ended March 31, 2023. Of the year-over-year revenue increase in the first quarter of 2024, approximately all of the increase was equally contributed by wireline and drilling-related services. Geographically, approximately 50% of the overall revenue growth came from Middle East/North Africa/Asia and approximately 35% from the

Europe/Sub-Sahara Africa/Russia region.

DRE segment adjusted EBITDA of $130 million in the three months ended March 31, 2024, increased $22 million or 20%, compared to $108 million in the three months ended March 31, 2023. DRE segment adjusted EBITDA margin was 30.8% in the three months ended March 31, 2024 compared to 29.0% in the three months ended March 31, 2023.

WCC Results

WCC revenues of $458 million in the three months ended March 31, 2024, increased $37 million or 9% compared to $421 million in the three months ended March 31, 2023. Of the year-over-year revenue increase in the first quarter 2024, approximately 70% was from completions and tubular running services. Geographically, Middle East/North Africa/Asia contributed approximately 65% and Latin America approximately 35%, to the regions with revenue growth, offset by a revenue decline in the North America and Europe/Sub-Sahara Africa/Russia regions.

WCC segment adjusted EBITDA of $120 million in the three months ended March 31, 2024, increased $24 million or 25% compared to $96 million in the three months ended March 31, 2023. WCC segment adjusted EBITDA margin was 26.2% in the three months ended March 31, 2024, compared to 22.8% in the three months ended March 31, 2023.

PRI Results

PRI revenues of $348 million in the three months ended March 31, 2024, decreased $1 million compared to $349 million in the three months ended March 31, 2023. Of the year-over-year revenue decrease in the first quarter of 2024, a modest decline from pressure pumping was partially offset by an increase primarily in artificial lift. Geographically, approximately all of the revenue decrease came from North America, offset by a revenue increase in the Latin America region.

PRI segment adjusted EBITDA of $73 million in the three months ended March 31, 2024, increased $5 million or 7%, compared to $68 million in the three months ended March 31, 2023. PRI segment adjusted EBITDA margin was 21.0% in the three months ended March 31, 2024, an improvement compared to 19.5% in the three months ended March 31, 2023.

All Other Results

All other includes results from non-core business activities that do not individually meet the criteria for segment reporting, including integrated services and projects, which includes pass through and project management services.

All Other revenues of $130 million in the three months ended March 31, 2024, increased $86 million or 195%, compared to $44 million in the three months ended March 31, 2023. The year-over-year increase was primarily from our integrated services and projects in the Middle East/North Africa/Asia and Latin America regions.

Corporate

Corporate was a net expense of $14 million in the three months ended March 31, 2024 compared to $12 million in the three months ended March 31, 2023.

Depreciation and Amortization

Depreciation and amortization was $85 million in the three months ended March 31, 2024 compared to $80 million in the three months ended March 31, 2023. The year-over-year increase was primarily due to a larger asset base.

Share-based Compensation

We recognized $13 million of share-based compensation in the three months ended March 31, 2024 compared to $9 million in the three months ended March 31, 2023. The increase was primarily attributable to annual equity awards granted in the first quarter.

Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include but are not limited to; inflation; geopolitical uncertainty; supply chain disruptions; energy policies at local and regional levels; rig counts; and the price of oil and natural gas. We continue to expect overall 2024 growth to outpace 2023, led by international and production-focused activity. We expect continued improvements in our customer activity levels and generally positive macroeconomic conditions, all of which are expected to continue to provide a pathway to a multi-year energy demand expansion. We continue to closely monitor macroeconomic and geopolitical conditions, potential supply chain disruptions, inflationary factors, and other labor and logistical constraints that could impact our operations and results.

Liquidity and Capital Resources

At March 31, 2024, we had cash and cash equivalents of $824 million and $113 million in restricted cash, compared to $958 million of cash and cash equivalents and $105 million in restricted cash at December 31, 2023.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net Cash Provided by Operating Activities	$131	$84
Net Cash Used in Investing Activities	$(54)	$(64)
Net Cash Used in Financing Activities	$(187)	$(127)

Operating Activities

Cash provided by operating activities was $131 million for the three months ended March 31, 2024, an increase from the $84 million for the three months ended March 31, 2023. The increase from the prior year was mostly driven by an increase in operating income as well as heightened collections activity which more than offset seasonal working capital requirements. During the fourth quarter of 2023, we entered into a credit default swap with a third-party financial institution related to a secured loan between that third-party financial institution and our largest customer in Mexico. The secured loan was utilized by this customer to pay us $142 million in the three months ended March 31, 2024 of certain of our outstanding receivables, increasing our net cash provided by operating activities. See further discussion in “Note 11 – Credit Default Swap”.

Investing Activities

Cash used in investing activities was $54 million for the three months ended March 31, 2024. The primary investing activities were from cash used for capital expenditures of $59 million and cash used for acquisitions, net of cash acquired, of $36 million. The uses of cash were primarily offset by proceeds from sale of investments of $41 million from our marketable securities in Argentina and other outflows of $10 million.

Cash used in investing activities was $64 million for the three months ended March 31, 2023. The primary investing activity was cash used for capital expenditures.

Financing Activities

Cash used in financing activities was $187 million for the three months ended March 31, 2024. The primary uses of cash were $172 million for repayments and repurchases of long-term debt (see “Note 6 – Borrowings and Other Debt Obligations”). The tax remittances on equity awards vested were lower relative to the three months ended March 31, 2023 due to a decrease in the quantity of shares vesting.

Cash used in financing activities was $127 million for the three months ended March 31, 2023. The primary uses of cash were for repayments of long-term debt of $66 million and $52 million in tax remittances on equity awards vested.

Sources of Liquidity

Our sources of available liquidity include cash generated by our operations, cash and cash equivalent balances, and periodic accounts receivable factoring. From time to time, we may enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy. We historically have accessed banks for short-term loans and the capital markets for debt and equity offerings. Based upon current and anticipated levels of operations and collections, we expect to have sufficient cash from operations and cash on hand to fund our cash requirements (discussed below), both in the short-term and long-term.

Cash Requirements

Our cash requirements will continue to include payments for principal and interest on our long-term debt, capital expenditures, payments on our finance and operating leases, payments for short-term working capital needs, operating costs and restructuring payments. As business activity continues to rise, we expect to continue to utilize cash on capital assets and working capital growth. Our cash requirements also include personnel costs including awards under our employee incentive programs and other amounts to settle litigation related matters. In addition, we have derivative financial instruments where we have notional amounts that do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument, however, in the event of a related default, we could potentially be required to pay. See further discussion in our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and “Note 11 – Credit Default Swap”.

As of March 31, 2024, the aggregate principal amount of our primary debt outstanding was $82 million of our 2028 Senior Secured Notes and $1.6 billion of our 2030 Senior Notes. We expect to pay less than $147 million in interest payments in 2024 specific to these notes, of which we have paid $6 million during the three months ended March 31, 2024. See “Note 6 – Borrowings and Other Debt Obligations” for additional information.

Our capital spend is expected to be 3-5% of revenue over a 12 to 18 month rolling period and our 2024 capital spend is projected to be within the same framework. Our payments on our operating and finance leases in 2024 are expected to be approximately $61 million and $25 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At March 31, 2024 and December 31, 2023, we had approximately $141 million and $92 million, respectively, of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. As we continue to conduct business in certain countries with cash that cannot be immediately repatriated, we may consider infrequent transactions to safeguard our cash from exposure to the effects of inflation and currency devaluation. Repatriation of those cash balances might result in incremental taxes or losses.

Ratings Services’ Credit Ratings

Our credit ratings at December 31, 2023 have been maintained through March 31, 2024.

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

In addition to the exposure in Mexico as noted in the above “Cash Requirements” section and in “Note 11 – Credit Default Swap, as of March 31, 2024 and December 31, 2023, our net accounts receivables in Mexico were 28% and 27% of our total net accounts receivables, respectively, of which our largest customer in the country accounted for 24% and 22% of our total net outstanding accounts receivables, respectively. From time to time, we experience delays in payments from our largest customer in Mexico although the balances due are not in dispute and we do not expect to have any material write-offs of receivables, delays or failure to pay in the future could differ from management’s expectations and negatively impact future results of the Company.

As of March 31, 2024 and December 31, 2023, our net accounts receivables in the U.S. was 10% and 11% of total net accounts receivables, respectively. Except for the above, no other country accounted for more than 10% of our net accounts receivables balance.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-back. During the three months ended March 31, 2024 and March 31, 2023, we sold accounts receivable balances of $8 million and $46 million, and received cash proceeds of $8 million and $42 million, respectively, at the time of factoring.

Guarantees

Our 2028 Senior Secured Notes were issued by Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and guaranteed by the Company and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”) and other subsidiary guarantors party thereto.

Our 2030 Senior Notes were issued by Weatherford Bermuda and guaranteed by the Company and other subsidiary guarantors party thereto. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware.

Credit Agreement, Letters of Credit and Surety Bonds
Weatherford Bermuda, Weatherford Delaware, and Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together, as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The amended Credit Agreement as of December 31, 2023 allowed for a total commitment amount of $550 million, maturing on the earlier of October 24, 2028 and 91 days prior to the maturity of the 2028 Senior Secured Notes. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

As of March 31, 2024, we had zero borrowings outstanding under the Credit Agreement, and $374 million of letters of credit outstanding, consisting of the $273 million ($223 million for performance letters of credit and $50 million for financial letters of credit) under the Credit Agreement and another $101 million under various uncommitted bi-lateral facilities (of which there was $100 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets). As of December 31, 2023, we had $376 million of letters of credit outstanding, consisting of the $270 million ($218 million for performance letters of credit and $52 million for financial letters of credit) under the Credit Agreement and another $106 million under various uncommitted bi-lateral facilities (of which there was $101 million in cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

In Latin America we utilize surety bonds as part of our customary business practice. As of March 31, 2024 and December 31, 2023, we had surety bonds outstanding of $511 million and $594 million, respectively. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

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
•    risks associated with disease outbreaks and other public health issues, including a pandemic, their impact on the global economy and our business, customers, suppliers and other partners; further spread and potential for a resurgence of a pandemic in a given geographic region and related disruptions to our business, employees, customers, suppliers and other partners and additional regulatory measures or voluntary actions that may be put in place to limit the spread of a pandemic, including vaccination requirements and the associated availability of vaccines, restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk has not changed materially since December 31, 2023. For additional information, see “Note 6 – Borrowings and Other Debt Obligations” in the Notes to Condensed Consolidated Financial Statements, as well as “Other Expense, Net” and “Liquidity and Capital Resources” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

See “Note 7 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2023 Form 10-K, Part I, under the heading “Item 1A. Risk Factors” and other information included and incorporated by reference in this report. As of March 31, 2024, there have been no material changes in our assessment of our risk factors from the aforementioned.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities.

Except as previously disclosed in our Current Report on Form 8-K filed on February 6, 2024, we made no unregistered sales of our ordinary shares during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

As previously disclosed, Weatherford International Ltd. (“WIL-Bermuda”), Weatherford International, LLC (“WIL-Delaware”), Weatherford Canada Ltd. (“WIL-Canada”) and WOFS International Finance GmbH (“WIL-Switzerland and, together with WIL-Bermuda, WIL-Delaware and WIL-Canada, the “Borrowers”), as borrowers, and Weatherford International plc (the “Company”), as parent, entered into an amended and restated credit agreement (as amended and supplemented by the Canadian Borrower Joinder, dated as of November 22, 2022, the Additional Lender Supplement, dated as of November 22, 2022, the First Amendment to Amended and Restated Credit Agreement, dated as of November 22, 2022, the Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2023, the Third Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2023, the Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 24, 2023 and the Additional Lender Supplement (as defined below), the “Amended and Restated Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), on October 17, 2022. Capitalized terms not defined herein shall have the meanings set forth in the Amended and Restated Credit Agreement.

On April 22, 2024 (the “Effective Date”), the Borrowers and the Company exercised a $130 million incremental increase to the Borrowers’ revolving credit facility (resulting in an aggregate credit facility size of $680 million) by entering into an additional lender supplement to the Amended and Restated Credit Agreement (the “Additional Lender Supplement”) with certain additional lenders (the “Additional Lenders”), the Administrative Agent and the other lenders and issuing banks party thereto, whereby the Additional Lenders (or their affiliates) became Lenders and Issuing Banks under the Amended and Restated Credit Agreement and provided aggregate additional commitments of $130 million comprised, as of the Effective Date, of (i) approximately $59 million for the issuance of bid and performance letters of credit for the Borrowers and certain subsidiaries and (ii) approximately $71 million for revolving loans and the issuance of bid, performance and financial letters of credit for the Borrowers and certain subsidiaries.

The foregoing description of the Additional Lender Supplement is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of the Additional Lender Supplement, a copy of which is attached hereto as Exhibit 10.1, and is incorporated herein by reference.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
†10.1
Additional Lender Supplement, dated as of April 22, 2023, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, JPMorgan Chase Bank, N.A., as an Additional Lender and Issuing Bank, DNB Bank ASA, New York Branch, as an Issuing Bank, DNB Capital LLC, as an Additional Lender, the other Lenders and Issuing Banks party thereto and Wells Fargo Bank, National Association, as administrative agent.
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

Weatherford International plc

Date:	April 24, 2024	By:	/s/ Arunava Mitra
Arunava Mitra
Executive Vice President and Chief Financial Officer

Date:	April 24, 2024	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and Chief Accounting Officer