Form 10-Q
period 2024-06-30
Weatherford International plc
filed 2024-07-24
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of July 19, 2024, there were 73,158,479 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Second Quarter Ended June 30, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in millions, except per share amounts)	2024	2023	2024	2023
Revenue:
Services	$862	$794	$1,727	$1,535
Products	543	480	1,036	925
Total Revenue	1,405	1,274	2,763	2,460

Costs and Expenses:
Cost of Services	500	499	1,027	949
Cost of Products	391	348	748	688
Research and Development	31	27	62	53
Selling, General and Administrative	216	198	421	388
Other Charges (Credits)	3	1	8	(4)
Total Costs and Expenses	1,141	1,073	2,266	2,074
Operating Income	264	201	497	386

Other Expense:
Interest Expense, Net of Interest Income of $17, $16, $31, and $32	(24)	(31)	(53)	(62)
Loss on Blue Chip Swap Securities	(10)	(57)	(10)	(57)
Other Expense, Net	(20)	(39)	(42)	(74)
Income Before Income Taxes	210	74	392	193
Income Tax Benefit (Provision)	(73)	16	(132)	(22)
Net Income	137	90	260	171
Net Income Attributable to Noncontrolling Interests	12	8	23	17
Net Income Attributable to Weatherford	$125	$82	$237	$154

Basic Income per Share	$1.71	$1.14	$3.25	$2.14
Basic Weighted Average Shares Outstanding	73.2	72.1	73.1	72.1

Diluted Income per Share	$1.66	$1.12	$3.16	$2.11
Diluted Weighted Average Shares Outstanding	75.3	73.4	75.0	73.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2024	2023	2024	2023
Net Income	$137	$90	$260	$171
Foreign Currency Translation Adjustments	—	(10)	(24)	(7)
Comprehensive Income	137	80	236	164
Net Income Attributable to Noncontrolling Interests	12	8	23	17
Comprehensive Income Attributable to Weatherford	$125	$72	$213	$147
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars and shares in millions, except par value)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Cash and Cash Equivalents	$862	$958
Restricted Cash	58	105
Accounts Receivable, Net of Allowance for Credit Losses of $10 at June 30, 2024 and $16 at December 31, 2023	1,319	1,216
Inventories, Net	884	788
Other Current Assets	239	278
Total Current Assets	3,362	3,345
Property, Plant and Equipment, Net of Accumulated Depreciation of $934 at June 30, 2024 and $883 at December 31, 2023	1,007	957
Intangibles, Net of Accumulated Amortization of $718 at June 30, 2024 and $639 at December 31, 2023	384	370
Operating Lease Assets	138	138
Other Non-Current Assets	220	258
Total Assets	$5,111	$5,068

Liabilities:
Current Portion of Long-term Debt	$20	$168
Accounts Payable	771	679
Accrued Salaries and Benefits	293	387
Income Taxes Payable	143	138
Current Portion of Operating Lease Liabilities	46	46
Other Current Liabilities	418	448
Total Current Liabilities	1,691	1,866
Long-term Debt	1,628	1,715
Operating Lease Liabilities	127	131
Non-current Taxes Payable	278	282
Other Non-Current Liabilities	147	152
Total Liabilities	$3,871	$4,146

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 73.2 shares at June 30, 2024 and 72.1 at December 31, 2023	$—	$—
Capital in Excess of Par Value	2,997	2,906
Retained Deficit	(1,717)	(1,954)
Accumulated Other Comprehensive Loss	(52)	(28)
Shareholders’ Equity	1,228	924
Noncontrolling Interests	12	(2)
Total Shareholders’ Equity	1,240	922
Total Liabilities and Shareholders’ Equity	$5,111	$5,068

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Cash Flows From Operating Activities:
Net Income	$260	$171
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	171	161
Foreign Exchange Losses	23	58
Loss on Blue Chip Swap Securities	10	57
Inventory Charges	15	11
Gain on Disposition of Assets	(32)	(7)
Deferred Income Tax Provision (Benefit)	27	(53)
Share-Based Compensation	25	17
Changes in Accounts Receivable, Inventory, Accounts Payable and Accrued Salaries and Benefits:
Accounts Receivable	(73)	(83)
Inventories	(92)	(75)
Accounts Payable	79	68
Accrued Salaries and Benefits	(88)	(72)
Other Changes, Net	(44)	32
Net Cash Provided by Operating Activities	281	285
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(121)	(100)
Proceeds from Disposition of Assets	18	14
Purchases of Blue Chip Swap Securities	(50)	(110)
Proceeds from Sales of Blue Chip Swap Securities	40	53
Business Acquisitions, Net of Cash Acquired	(36)	(4)
Proceeds from Sale of Investments	41	33
Other Investing Activities	(7)	(8)
Net Cash Used in Investing Activities	(115)	(122)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(259)	(230)
Distributions to Noncontrolling Interests	(9)	(6)
Tax Remittance on Equity Awards Vested	(9)	(54)
Other Financing Activities	(12)	(7)
Net Cash Used in Financing Activities	(289)	(297)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(20)	(56)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(143)	(190)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,063	1,112
Cash, Cash Equivalents and Restricted Cash at End of Period	$920	$922
Supplemental Cash Flow Information:
Interest Paid	$81	$95
Income Taxes Paid, Net of Refunds	$89	$64
Supplemental Noncash Information:
844,702 Shares of Common Stock Issued for Acquisitions	$75	$—

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2023 Form 10-K for the discussion on our significant accounting policies. Certain reclassifications have been made to these Condensed Consolidated Financial Statements and accompanying footnotes for the three and six months ended June 30, 2023 to conform to the presentation for the three and six months ended June 30, 2024.

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

2 – Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2023 Form 10-K. We have three reportable segments: (1) Drilling and Evaluation “DRE”, (2) Well Construction and Completions “WCC”, and (3) Production and Intervention “PRI.”

Our primary measure of segment profitability is segment adjusted EBITDA, which is based on segment earnings before interest, taxes, depreciation, amortization, share-based compensation expense and other adjustments. Research and development expenses are included in segment adjusted EBITDA. All other results were from non-core business activities (including integrated services and projects). Corporate includes overhead support and centrally managed or shared facility costs. All other and corporate do not individually meet the criteria for segment reporting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Revenues:
DRE Revenues	$427	$394	$849	$766
WCC Revenues	504	440	962	861
PRI Revenues	369	366	717	715
All Other	105	74	235	118
Total Revenues	$1,405	$1,274	$2,763	$2,460

Operating Income:
DRE Segment Adjusted EBITDA	$130	$106	$260	$214
WCC Segment Adjusted EBITDA	145	109	265	205
PRI Segment Adjusted EBITDA	85	81	158	149
All Other	23	9	50	18
Corporate	(18)	(14)	(32)	(26)
Depreciation and Amortization	(86)	(81)	(171)	(161)
Share-based Compensation	(12)	(8)	(25)	(17)
Other Credits (Charges)	(3)	(1)	(8)	4
Operating Income	$264	$201	$497	$386

3 – Revenue

Disaggregated Revenue

The following table disaggregates our revenue from contracts with customers by geographic area and includes equipment rental revenue. Equipment rental revenues were $39 million and $73 million in the three and six months ended June 30, 2024, respectively, and $39 million and $72 million for the three and six months ended June 30, 2023, respectively.

During the three and six months ended June 30, 2024, the U.S. accounted for 14% of total revenue in each period, respectively, and the Kingdom of Saudi Arabia accounted for 11% and 10% of total revenue, respectively. In addition, for the three and six months ended June 30, 2024, Mexico accounted for 12% and 13% of total revenue, respectively, driven by a customer which accounted for 10% and 11%, respectively. During the three and six months ended June 30, 2023, the U.S. accounted for 17% and 18%, respectively and Mexico accounted for 13% in each period, respectively. No other country accounted for more than 10% of our revenue in the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue by Geographic Areas:
North America (a)	$252	$265	519	551

International	1,153	1,009	2,244	1,909
Middle East/North Africa/Asia	542	421	1,039	797
Latin America	353	371	723	688
Europe/Sub-Sahara Africa/Russia	258	217	482	424
Total Revenue	$1,405	$1,274	$2,763	$2,460
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings, and cash collections results in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of June 30, 2024 and December 31, 2023:

(Dollars in millions)	June 30, 2024	December 31, 2023
Receivables for Product and Services in Accounts Receivable, Net	$1,288	$1,182
Receivables for Equipment Rentals in Account Receivable, Net	$31	$34
Accounts Receivable, Net	$1,319	$1,216

Contract Assets in Other Current Assets	$53	$61
Contract Assets in Other Non-Current Assets	$28	$24
Contract Liabilities in Other Current Liabilities	$35	$58
Contract Liabilities in Other Non-Current Liabilities	$3	$5

4 – Inventories, Net

Inventories, net of reserves of $114 million and $121 million as of June 30, 2024 and December 31, 2023, respectively, are presented by category in the table below:

(Dollars in millions)	June 30, 2024	December 31, 2023
Finished Goods	$750	$688
Work in Process and Raw Materials, Components and Supplies	134	100
Inventories, Net	$884	$788

The change in inventory reserves includes inventory charges primarily offset by the disposal of inventory previously reserved. The net charges are recorded in “Cost of Products” on our Condensed Consolidated Statements of Operations in the amount of $9 million and $15 million in the three and six months ended June 30, 2024, respectively, and nil and $11 million in the three and six months ended June 30, 2023, respectively.

5 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	June 30, 2024	December 31, 2023
Developed and Acquired Technology, Net of Accumulated Amortization of $538 at June 30, 2024 and $479 at December 31, 2023	$165	$135
Trade Names, Net of Accumulated Amortization of $180 at June 30, 2024 and $160 at December 31, 2023	219	235
Intangibles, Net of Accumulated Amortization of $718 at June 30, 2024 and $639 at December 31, 2023	$384	$370

Amortization expense was $41 million and $82 million in the three and six months ended June 30, 2024, respectively, and $40 million and $80 million for the three and six months ended June 30, 2023, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations. The increase was primarily related to intangibles acquired in connection with acquisitions during the three months ended March 31, 2024. Please refer to “Note 13 – Acquisitions.”

6 – Borrowings and Other Debt Obligations

(Dollars in millions)	June 30, 2024	December 31, 2023
Current Portion of 6.50% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	$—	$151
Current Portion of Finance Leases	20	17
Current Portion of Long-term Debt	$20	$168

8.625% Senior Notes due 2030 “2030 Senior Notes”	$1,588	$1,587
6.50% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	—	92
Finance Leases	40	36
Long-term Debt	$1,628	$1,715

2028 Senior Secured Notes

On September 30, 2021, Weatherford International Ltd. (“Weatherford Bermuda”) issued 6.50% senior secured notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest was payable semiannually on September 15 and March 15 of each year, and commenced on March 15, 2022. Proceeds from the issuance were reduced by debt issuance costs. At December 31, 2023, the carrying value represented unpaid principal of $248 million offset by unamortized deferred issuance cost of $5 million. The remaining principal of our 2028 Senior Secured Notes was redeemed and paid in full on May 23, 2024.

2030 Senior Notes

On October 27, 2021, Weatherford Bermuda issued 8.625% senior notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford International, LLC (“Weatherford Delaware”) as co-issuer and co-obligor, and concurrently release the guarantee of Weatherford Delaware. At June 30, 2024 and December 31, 2023, the carrying value represents the remaining unpaid principal of $1.6 billion at each date, offset by unamortized deferred issuance cost of $12 million and $13 million, respectively.

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

On April 22, 2024, additional lenders joined the Credit Agreement, providing an increase in total commitments from $550 million to $680 million (performance letters of credit increased from $250 million to $309 million and borrowings or additional performance or financial letters of credit increased from $300 million to $371 million). On June 6, 2024, an additional lender joined the Credit Agreement, providing an increase in total commitments from $680 million to $720 million (performance letters of credit increased to $327 million and revolving loan borrowings or additional performance or financial letters of credit increased to $393 million). In addition, we amended the Credit Agreement to allow for future increases in total commitments of up to $1 billion.

As of June 30, 2024, we had zero borrowings outstanding under the Credit Agreement and $389 million of letters of credit outstanding. The letters of credit consisted of $289 million for performance letters of credit and $48 million for financial letters of credit under the Credit Agreement and $52 million letters of credit under various uncommitted bi-lateral facilities ($44 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

As of December 31, 2023, we had zero borrowings outstanding under the Credit Agreement and $376 million of letters of credit. The letters of credit consisted of $218 million for performance letters of credit and $52 million for financial letters of credit under the Credit Agreement and $106 million letters of credit under various uncommitted bi-lateral facilities ($101 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

	June 30, 2024		December 31, 2023
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.50% Senior Secured Notes due 2028	$—	$—	$243	$258
8.625% Senior Notes due 2030	1,588	1,658	1,587	1,673
Long-Term Debt (excluding Finance Leases)	$1,588	$1,658	$1,830	$1,931

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

8 – Shareholders’ Equity

Shares issued and outstanding on our Condensed Consolidated Balance Sheets increased from 72.1 million as of December 31, 2023 to 73.2 million as of June 30, 2024. The change was due to equity awards granted, vested, and exercised, net of shares withheld for taxes, which also included the issuance of 844,702 of our ordinary shares in connection with acquisitions during the six months ended June 30, 2024. The following summarizes our shareholders’ equity activity for the three and six months ended June 30, 2024 and 2023:

(Dollars in millions)	Capital in Excess of Par Value	Retained Income (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2023	$2,906	$(1,954)	$(28)	$(2)	$922
Net Income	—	112	—	11	123
Equity Awards, Granted, Vested and Exercised, Net of Shares Withheld for Taxes	4	—	—	—	4
Other Comprehensive Loss	—	—	(24)	—	(24)
Equity Issued for Acquisitions	75	—	—	—	75
Balance at March 31, 2024	$2,985	$(1,842)	$(52)	$9	$1,100
Net Income	—	125	—	12	137
Equity Awards, Granted, Vested and Exercised, Net of Shares Withheld for Taxes	12	—	—	—	12
Distributions to Noncontrolling Interests	—	—	—	(9)	(9)
Balance at June 30, 2024	$2,997	$(1,717)	$(52)	$12	$1,240

(Dollars in millions)	Capital in Excess of Par Value	Retained Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2022	$2,928	$(2,371)	$(22)	$16	$551
Net Income	—	72	—	9	81
Distributions to Noncontrolling Interests	—	—	—	(6)	(6)
Equity Awards, Granted, Vested and Exercised, Net of Shares Withheld for Taxes	(43)	—	—	—	(43)
Other Comprehensive Income	—	—	3	—	3
Balance at March 31, 2023	$2,885	$(2,299)	$(19)	$19	$586
Net Income	—	82	—	8	90
Equity Awards, Granted, Vested and Exercised, Net of Shares Withheld for Taxes	6	—	—	—	6
Other Comprehensive Loss	—	—	(10)	—	(10)
Balance at June 30, 2023	$2,891	$(2,217)	$(29)	$27	$672

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the six months ended June 30, 2024 and 2023:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2023	$(43)	$15	$(28)
Other Comprehensive Loss	(24)	—	(24)
Balance at June 30, 2024	$(67)	$15	$(52)

Balance at December 31, 2022	$(41)	$19	$(22)
Other Comprehensive Loss	$(7)	—	(7)
Balance at June 30, 2023	$(48)	$19	$(29)

9 – Income per Share
A reconciliation of the number of shares used for the basic and diluted income per share calculation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2024	2023	2024	2023
Net Income Attributable to Weatherford	$125	$82	$237	$154

Basic Weighted Average Shares Outstanding	73.2	72.1	73.1	72.1
Dilutive Effect of Awards Granted in Stock Incentive Plan	2.1	1.3	1.9	1.3
Diluted Weighted Average Shares Outstanding	75.3	73.4	75.0	73.4

Basic Income per Share	$1.71	$1.14	$3.25	$2.14
Diluted Income per Share	$1.66	$1.12	$3.16	$2.11

Anti-dilutive Weighted Average Shares:
Warrants	—	7.8	—	7.8
Equity Awards	0.5	1.0	0.5	0.9
Total Anti-dilutive Weighted Average Shares	0.5	8.8	0.5	8.7

Basic income per share for all periods presented equals net income divided by our weighted average shares outstanding during the period. Diluted income per share is computed by dividing net income by our weighted average shares outstanding during the period including potential dilutive ordinary shares. Anti-dilutive weighted average shares represent securities that could potentially dilute income per share in the future, which are excluded from the computation as their impact was anti-dilutive.

Warrants to purchase 7.8 million ordinary shares at $99.96 per share were issued on December 13, 2019 and expired on December 13, 2023. For the three and six months ended June 30, 2023 warrants were excluded from the diluted weighted average shares outstanding as the exercise price of the warrants was greater than the average market price of the Company’s ordinary shares.

10 – Income Taxes

We recognized a tax expense of $73 million and $132 million for the three and six months ended June 30, 2024, respectively, and a tax benefit of $16 million and tax expense of $22 million for the three and six months ended June 30, 2023, respectively. Income tax expense was higher in the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily due to increased earnings before taxes. In addition, during the three and six months ended June 30, 2023, we had a release of valuation allowances and the recognition of a benefit from previously uncertain tax positions in the second quarter. Those benefits were offset by the establishment of a valuation allowance of approximately $20 million related to the sale of Blue Chip Swap securities in Argentina. We calculate income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes.

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

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of June 30, 2024, we anticipate that it is reasonably possible that our uncertain tax positions of $278 million, including interest and penalties offset by net operating losses and other tax attributes if settled, may decrease by up to $13 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

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

Under the CDS terms, within five business days upon notification of default, we could be required to pay the then outstanding notional balance net of recoveries. As of December 31, 2023, we had a notional balance of $130 million outstanding under the CDS, which increased to $260 million in January of 2024, following the receipt of the $142 million payment. The agreement was modified during the second quarter of 2024 to reduce the notional balance and as of June 30, 2024, the notional balance under the CDS was $108 million. The fair value of this derivative was not material as of June 30, 2024 and December 31, 2023. The CDS agreement was terminated on July 17, 2024 and the remaining notional balance was eliminated.

12 – Blue Chip Swap Securities - Argentina

The functional currency for our Argentine operations is the U.S. dollar and we use Argentina’s official exchange rate to remeasure our Argentine peso-denominated net monetary assets into U.S. dollars at each balance sheet date. The Central Bank of Argentina has maintained certain currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. As such, we have used an indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) which allows entities to remit U.S. dollars from Argentina through the purchase and sale of securities. During the second quarter of 2024 and 2023, we completed a series of BCS transactions at implied exchange rates (“BCS rates”) that were approximately 26% and 106% higher, respectively, than the official exchange rate, resulting in a loss of $10 million and $57 million, respectively.

13 – Acquisitions

During the six months ended June 30, 2024, we closed on acquisitions with total consideration of $136 million, which includes $36 million in cash net of cash acquired and 844,702 of our ordinary shares valued at $75 million on the closing dates. The purchases were accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification “ASC” 805 Business Combinations and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values measured in accordance with the guidance under ASC 820 Fair Value Measurement. The fair value measurements of the intangible assets were based on inputs not observable in the market and therefore represent Level 3 measurements. The fair value of intangible assets recorded at the acquisition date was $88 million and an immaterial amount was recorded for goodwill and contingent considerations. Acquisition-related costs incurred by the Company are expensed as incurred. The operating results of the acquired businesses were included in the Company’s results of operations from the date of acquisition. See also “Note 5 – Intangibles, Net” and “Note 8 – Shareholders’ Equity” in our Notes to Condensed Consolidated Financial Statements.

14 – Subsequent Events

On July 23, 2024, we announced that our Board declared a cash dividend of $0.25 per share of the Company’s ordinary shares, payable on September 12, 2024 to shareholders of record as of August 13, 2024. We also announced that our Board has authorized a dividend program under which we intend to pay regular quarterly cash dividends, subject to our Board’s discretion and continuing determination that it is in the best interest of the Company and complies with applicable legal requirements.

Also on July 23, 2024, we announced our Board’s approval of a new $500 million share repurchase program.

The CDS agreement at “Note 11 – Credit Default Swap” was terminated on July 17, 2024 and the remaining notional balance was eliminated.

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

We conduct business in approximately 75 countries, answering the challenges of the energy industry with 330 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed and managed across the life cycle of the wellbore, and we report in three segments (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Oil price - WTI (1)	$81.71	$73.76	$79.64	$74.92
Oil price - Brent (1)	$84.65	$78.32	$83.83	$79.75
Natural gas price - Henry Hub (2)	$2.08	$2.16	$2.11	$2.41
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (rounded to the nearest $0.01)

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
North America	738	836	785	909
International	963	960	964	938
Worldwide	1,701	1,796	1,749	1,847

Russia Ukraine Conflict

On February 24, 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response we evaluated, and continue to evaluate, our operations, with the priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions.

Revenues in Russia were approximately 5% of our total revenues for the three and six months ended June 30, 2024, compared to 6% of our total revenues for the three and six months ended June 30, 2023. As of June 30, 2024, our Russia operations included $84 million in cash, $100 million in other current assets, $78 million in property, plant and equipment and other non-current assets, and $54 million in liabilities. As of December 31, 2023, our Russia operations included $62 million in cash, $94 million in other current assets, $76 million in property, plant and equipment and other non-current assets, and $62 million in liabilities.

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
•potentially divesting some or all of our assets or businesses in Russia, which could include the option of re-entering the country if and when sanctions or applicable laws would allow for the same; and
•potential nationalization of the business.

Consolidated Statements of Operations - Operating Summary

Revenues of $1.4 billion and $2.8 billion in the three and six months ended June 30, 2024, increased 10% and 12% compared to $1.3 billion and $2.5 billion in the three and six months ended June 30, 2023, respectively. Year-over-year in the second quarter, product revenues increased 13% and service revenues increased 9%. WCC, DRE, and PRI contributed 49%, 25%, and 2% of the increase in revenues, respectively. The remaining revenue increase was due to higher activity in integrated services and projects. Year-over-year in the six months ended June 30, 2024, product revenues increased 12% and service revenues 13%. WCC, DRE, and PRI contributed 33%, 27%, and 1% of the increase in revenues, respectively. The remaining revenue increase was due to higher activity in integrated services and projects.

Geographically, the year-over-year second quarter revenue growth was led by improvements in the Middle East/North Africa/Asia and Europe/Sub-Sahara Africa/Russia regions, which contributed to 92% and 31% of the increase, respectively, partly offset by a revenue decline in Latin America and North America. Year-over-year in the six months ended June 30, 2024, revenue growth was led by improvements in the Middle East/North Africa/Asia, Europe/Sub-Sahara Africa/Russia, and Latin America regions, which contributed to 80%, 19% and 12% of the increase, respectively, partly offset by a revenue decline in North America.

Operating income of $264 million and $497 million in the three and six months ended June 30, 2024, increased 31% and 29% compared to $201 million and $386 million in the three and six months ended June 30, 2023, respectively, primarily driven by improved operational efficiencies from increased resource utilization in addition to gains on sales of used rental equipment. Cost of products and services of $891 million and $1.8 billion in the three and six months ended June 30, 2024, increased 5% and 8% compared to $847 million and $1.6 billion in the three and six months ended June 30, 2023, respectively. Our cost of products and services as a percentage of revenues was 63% and 64% in the three and six months ended June 30, 2024 compared to 66% and 67% in the three and six months ended June 30, 2023, respectively, reflecting improved utilization on a more efficient operating cost structure.

Average oil prices in the three months ended June 30, 2024 increased by 11% for West Texas Intermediate crude oil and 8% for Brent North Sea crude oil and in the six months ended June 30, 2024 increased by 6% for West Texas Intermediate crude oil and 5% for Brent North Sea crude oil compared to the same periods in 2023, respectively. Average Henry Hub natural gas prices in the three months ended June 30, 2024 decreased 4% and in the six months ended June 30, 2024, decreased by 12%, compared to the same periods in 2023, respectively. Global rig counts for the three and six months ended June 30, 2024 decreased by 5% compared to both the same periods in 2023, respectively, driven by a decrease in North America. The year-over-year decrease in both the Henry Hub natural gas prices and North America rig count reflects the lower market demand and oversupply of natural gas in the region.

Selling, general, administrative and research and development costs of $247 million and $483 million in the three and six months ended June 30, 2024, increased 10% in both periods compared to $225 million and $441 million in the three and six months ended June 30, 2023, respectively. The increase primarily reflects an increase in overhead to support organization growth and an increase in research and development on newer technologies. Selling, general, administrative and research and development costs as a percentage of revenues was 18% in both the three and six months ended June 30, 2024, and in both the three and six months ended June 30, 2023.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest expense, net was $24 million and $53 million in the three and six months ended June 30, 2024, respectively, and $31 million and $62 million in the three and six months ended June 30, 2023, respectively. Interest expense, net is interest expense net of interest income.

Interest expense of $41 million and $84 million in the three and six months ended June 30, 2024, respectively, and $47 million and $94 million in the three and six months ended June 30, 2023, respectively, decreased primarily due to the reduction in our outstanding long-term debt. As of June 30, 2024, we have fully repaid our outstanding 2028 Senior Secured Notes. See “Note 6 – Borrowings and Other Debt Obligations” to our Condensed Consolidated Financial Statements for additional details. Interest income was $17 million and $31 million in the three and six months ended June 30, 2024, respectively, and $16 million and $32 million in the three and six months ended June 30, 2023.

Loss on Blue Chip Swap Securities

An indirect foreign exchange mechanism known as the Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from Argentina through the purchase and sale of securities. We entered into a series of BCS securities transactions that resulted in a “Loss on Blue Chip Swap Securities” of $10 million in the three and six months ended June 30, 2024 and $57 million in the three and six months ended June 30, 2023. See “Note 12 – Blue Chip Swap Securities - Argentina” to our Condensed Consolidated Financial Statements for additional details.

Other Expense, Net

Other expense, net was $20 million and $42 million in the three and six months ended June 30, 2024, respectively, and $39 million and $74 million in the three and six months ended June 30, 2023, respectively. Other expense, net primarily represents foreign exchange losses in countries with no or limited markets to hedge, letter of credit fees and other financing charges, including when applicable, bond redemption premiums partially offset by certain investment gains and losses. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency.

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

Results of Operations by Segment

Financial information by segment is summarized below.

			Favorable
	Three Months Ended		(Unfavorable)
	June 30,		$	% or bps
(Dollars in millions)	2024	2023	Change
Revenues:
DRE Revenues	$427	$394	$33	8%
WCC Revenues	504	440	64	15%
PRI Revenues	369	366	3	1%
All Other	105	74	31	42%
Total Revenues	$1,405	$1,274	$131	10%

Operating Income:
DRE Segment Adjusted EBITDA	$130	$106	$24	23%
WCC Segment Adjusted EBITDA	145	109	36	33%
PRI Segment Adjusted EBITDA	85	81	4	5%
All Other	23	9	14	156%
Corporate	(18)	(14)	(4)	(29)%
Depreciation and Amortization	(86)	(81)	(5)	(6)%
Share-based Compensation	(12)	(8)	(4)	(50)%
Other Credits (Charges)	(3)	(1)	(2)	(200)%
Operating Income	$264	$201	$63	31%

Margins:
DRE Segment Adjusted EBITDA Margin	30.4%	26.9%	n/m	354	bps
WCC Segment Adjusted EBITDA Margin	28.8%	24.8%	n/m	400	bps
PRI Segment Adjusted EBITDA Margin	23.0%	22.1%	n/m	90	bps

			Favorable
	Six Months Ended		(Unfavorable)
	June 30,		$	% or bps
(Dollars in millions)	2024	2023	Change
Revenues:
DRE Revenues	$849	$766	$83	11%
WCC Revenues	962	861	101	12%
PRI Revenues	717	715	2	—%
All Other	235	118	117	99%
Total Revenues	$2,763	$2,460	$303	12%

Operating Income:
DRE Segment Adjusted EBITDA	$260	$214	$46	21%
WCC Segment Adjusted EBITDA	265	205	60	29%
PRI Segment Adjusted EBITDA	158	149	9	6%
All Other	50	18	32	178%
Corporate	(32)	(26)	(6)	(23)%
Depreciation and Amortization	(171)	(161)	(10)	(6)%
Share-based Compensation	(25)	(17)	(8)	(47)%
Other Credits (Charges)	(8)	4	(12)	(300)%
Operating Income	$497	$386	$111	29%

Margins:
DRE Segment Adjusted EBITDA Margin	30.6%	27.9%	n/m	269	bps
WCC Segment Adjusted EBITDA Margin	27.5%	23.8%	n/m	374	bps
PRI Segment Adjusted EBITDA Margin	22.0%	20.8%	n/m	120	bps

DRE Results

DRE revenues of $427 million and $849 million in the three and six months ended June 30, 2024, increased $33 million or 8%, and increased $83 million or 11%, compared to $394 million and $766 million in the three and six months ended June 30, 2023, respectively.

Of the second quarter year-over-year revenue increase, approximately 85% was from wireline activity after business acquisitions in the first quarter of 2024. Geographically, the Middle East/North Africa/Asia and Europe/Sub-Sahara Africa/Russia regions contributed approximately 65% and 35%, respectively, to the regions with revenue growth, offset by a revenue decline in the Latin America region, primarily from project delays.

Of the year-to-date year-over-year increase, approximately 65% was from wireline activity, and geographically, the Middle East/North Africa/Asia and Europe/Sub-Sahara Africa/Russia regions contributed approximately 60% and 40%, respectively, to the regions with revenue growth, offset by a revenue decline in the Latin America region.

DRE segment adjusted EBITDA of $130 million and $260 million in the three and six months ended June 30, 2024, increased $24 million or 23%, and increased $46 million or 21%, compared to $106 million and $214 million in the three and six months ended June 30, 2023. DRE segment adjusted EBITDA margin was 30.4% and 30.6% in the three and six months ended June 30, 2024 compared to 26.9% and 27.9% in the three and six months ended June 30, 2023. The improvement in segment adjusted EBITDA was primarily due to timing of certain higher margin international managed pressure drilling activity, including certain sales of used rental equipment, which more than offset the decrease in Latin America project delays.

WCC Results

WCC revenues of $504 million and $962 million in the three and six months ended June 30, 2024, increased $64 million or 15%, and increased $101 million or 12%, compared to $440 million and $861 million in the three and six months ended June 30, 2023, respectively.

Of the second quarter year-over-year revenue increase, approximately 70% was from completions and liner hanger activity, primarily from the timing of deliveries. Geographically, the Middle East/North Africa/Asia region contributed approximately 90% to the overall revenue growth.

Of the year-to-date year-over-year revenue increase, approximately 45% was from liner hangers and tubular running services activity and approximately 40% was from completions activity. Geographically, international regions drove the revenue growth and the Middle East/North Africa/Asia region contributed approximately 80% of the international growth. This was partly offset by a revenue decline in North America, primarily on account of lower demand in that region.

WCC segment adjusted EBITDA of $145 million and $265 million in the three and six months ended June 30, 2024, increased $36 million or 33%, and increased $60 million or 29%, compared to $109 million and $205 million in the three and six months ended June 30, 2023, respectively. WCC segment adjusted EBITDA margin was 28.8% and 27.5% in the three and six months ended June 30, 2024, compared to 24.8% and 23.8% in the three and six months ended June 30, 2023. The increase in revenue and segment adjusted EBITDA was primarily from higher completions activity.

PRI Results

PRI revenues of $369 million and $717 million in the three and six months ended June 30, 2024, increased $3 million and $2 million, compared to $366 million and $715 million in the three and six months ended June 30, 2023, respectively.

Of the second quarter year-over-year revenue increase, the modest increase in intervention services and drilling tools was partly offset by a decline in artificial lift activity. Geographically, revenue growth in the Europe/Sub-Sahara Africa/Russia and Middle East/North Africa/Asia regions was offset by a decline in the North America and Latin America regions.

Of the year-to-date year-over-year revenue increase, the modest increase in intervention services and drilling tools was partly offset by a decline in artificial lift and pressure pumping activity. Geographically, revenue growth in the Europe/Sub-Sahara Africa/Russia and Middle East/North Africa/Asia regions was offset by a decline in North America.

PRI segment adjusted EBITDA of $85 million and $158 million in the three and six months ended June 30, 2024, increased $4 million or 5% and increased $9 million or 6% compared to $81 million and $149 million in the three and six months ended June 30, 2023, respectively. PRI segment adjusted EBITDA margin was 23.0% and 22.0% in the three and six months ended June 30, 2024, compared to 22.1% and 20.8% in the three and six months ended June 30, 2023. The increase in revenue and segment adjusted EBITDA was primarily from higher artificial lift activity.

All Other Results

All other results were from non-core business activities that do not individually meet the criteria for segment reporting, including integrated services and projects, which includes pass through and project management services.

All Other revenues of $105 million and $235 million in the three and six months ended June 30, 2024, compared to $74 million and $118 million in the three and six months ended June 30, 2023. The year-over-year increase was primarily from our integrated services and projects in the Middle East/North Africa/Asia and Latin America regions.

Corporate

Corporate was a net expense of $18 million and $32 million in the three and six months ended June 30, 2024 compared to $14 million and $26 million in the three and six months ended June 30, 2023. The year-over-year increase in expense was primarily due to an increase in certain professional fees.

Depreciation and Amortization

Depreciation and amortization were $86 million and $171 million in the three and six months ended June 30, 2024 compared to $81 million and $161 million in the three and six months ended June 30, 2023. The year-over-year increase was primarily due to a larger asset base.

Share-based Compensation

We recognized $12 million and $25 million of share-based compensation in the three and six months ended June 30, 2024 compared to $8 million and $17 million in the three and six months ended June 30, 2023. The year-over-year increase was primarily due to an increase in equity awards granted.

Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include but are not limited to; inflation; geopolitical uncertainty; supply chain disruptions; energy policies at local and regional levels; rig counts; and the price of oil and natural gas. We continue to expect overall 2024 growth to outpace 2023, led by international activity and global offshore activity. We expect continued improvements in our customer activity levels and generally constructive macroeconomic conditions, all of which are expected to continue to provide a pathway to a multi-year energy demand expansion. We continue to closely monitor macroeconomic and geopolitical conditions, potential supply chain disruptions, inflationary factors, and other labor and logistical constraints that could impact our operations and results.

Liquidity and Capital Resources

At June 30, 2024, we had cash and cash equivalents of $862 million and $58 million in restricted cash, compared to $958 million of cash and cash equivalents and $105 million in restricted cash at December 31, 2023.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Net Cash Provided by Operating Activities	$281	$285
Net Cash Used in Investing Activities	$(115)	$(122)
Net Cash Used in Financing Activities	$(289)	$(297)

Operating Activities

Cash provided by operating activities was $281 million for the six months ended June 30, 2024 compared to cash provided by operating activities of $285 million for the six months ended June 30, 2023. The primary operating sources of cash were from the timing of cash generated by our operations, offset by our operating spend, including payments to suppliers and employees. Net cash provided by operating activities was also benefited by accounts receivable factoring, as further described in the Accounts Receivable Factoring section below.

Investing Activities

Cash used in investing activities was $115 million for the six months ended June 30, 2024 compared to cash used in investing activities of $122 million for the six months ended June 30, 2023. The primary investing uses of cash were for capital expenditures of $121 million and $100 million for the six months ended June 30, 2024 and six months ended June 30, 2023, respectively. Cash used in investing activities also includes the use of the Blue Chip Swap mechanism in Argentina, of which the purchases more than offset the proceeds, resulting in a loss of $10 million and $57 million during the six months ended June 30, 2024 and June 30, 2023 (see “Note 12 – Blue Chip Swap Securities - Argentina”). The increase in business acquisitions, net of cash acquired in the current period was primarily from our acquisitions completed in the first quarter of 2024 (see “Note 13 – Acquisitions”). Other investing activities include proceeds from the disposition of assets and proceeds from the sale of investments from our marketable securities in Argentina, offset by investing spend around other intangibles.

Financing Activities

Cash used in financing activities was $289 million for the six months ended June 30, 2024 compared to cash used in financing activities of $297 million for the six months ended June 30, 2023. The primary financing uses of cash were for repayments and repurchases of long-term debt of $259 million and $230 million for the six months ended June 30, 2024 and six months ended June 30, 2023, respectively (see “Note 6 – Borrowings and Other Debt Obligations”). Cash used in financing activities also includes tax remittances on equity awards vested, which were lower this period compared to the same period in the prior year due to a decrease in the quantity of shares vested. In addition, the tax remittance of $54 million on equity rewards vested in the prior year reflected the impact on the timing of both the quantity of shares vested and the increase in share price of those awards upon vesting. Other financing uses of cash include distributions to noncontrolling interests and bond redemption premiums paid.

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

Cash Requirements

Our cash requirements will continue to include payments for principal and interest on our long-term debt, capital expenditures, payments on our finance and operating leases, payments for short-term working capital needs, operating costs and restructuring payments. As business activity continues to rise, we expect to utilize cash on capital assets and working capital growth. Our cash requirements also include personnel costs, including awards under our employee incentive programs and other amounts to settle litigation related matters. In addition, we have derivative financial instruments where we have notional amounts that do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument, however, in the event of a related default, we could potentially be required to pay. See further discussion in our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The CDS agreement at “Note 11 – Credit Default Swap” was terminated on July 17, 2024 and the remaining notional balance was eliminated (see “Note 14 – Subsequent Events”). Our cash requirements will also include payments for our shareholder returns program described in “Note 14 – Subsequent Events.”

As of June 30, 2024, the aggregate principal amount of our primary debt outstanding was $1.6 billion of our 2030 Senior Notes. We expect to pay $138 million in interest payments in 2024 specific to this note, of which we have paid $69 million during the six months ended June 30, 2024. See “Note 6 – Borrowings and Other Debt Obligations” for additional information.

Our capital spend is expected to be 3-5% of revenue over a 12 to 18 month rolling period and our 2024 capital spend is projected to be within the same framework. Our payments on our operating and finance leases in 2024 are expected to be approximately $63 million and $25 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At June 30, 2024 and December 31, 2023, we had approximately $123 million and $92 million, respectively, of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. As we continue to conduct business in certain countries with cash that cannot be immediately repatriated, we may consider infrequent transactions to safeguard our cash from exposure to the effects of inflation and currency devaluation. Repatriation of those cash balances might result in incremental taxes or losses.

Ratings Services’ Credit Ratings

Our credit ratings at December 31, 2023 have been maintained through June 30, 2024.

Customer Receivables

We may experience delays or defaults in customer payments due to, among other reasons, a weaker economic environment, reductions in our customers’ cash flow from operations, our customers’ inability to access credit markets or reach acceptable financing terms, as well as unsettled political and/or social conditions. Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices. Adjustments to the allowance are made depending on how potential issues are resolved and the financial condition of our customers. In addition, our customers are primarily in fossil fuel-related industries and broad declines in demand for or pricing of oil or natural gas might impact the collections of our customer receivables.

In addition to the exposure in Mexico as noted in the above “Cash Requirements” section and in “Note 11 – Credit Default Swap”, our net accounts receivables in Mexico were 35% and 27% of our total net accounts receivables, as of June 30, 2024 and December 31, 2023, respectively, of which our largest customer in the country accounted for 31% and 22% of our total net outstanding accounts receivables, respectively. From time to time, we experience delays in payments from our largest customer in Mexico. The balances due are not in dispute and we do not expect to have any material write-offs of receivables, however, delays or defaults in customer payments in the future could differ from management’s expectations and negatively impact the future results of the Company.

As of June 30, 2024 and December 31, 2023, our net accounts receivables in the U.S. was under 10% and was 11% of total net accounts receivables, respectively. Except for the above, no other country accounted for more than 10% of our net accounts receivables balance.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-back. During the three and six months ended June 30, 2024, we sold accounts receivable balances of $43 million and $51 million, and received cash proceeds of $42 million and $50 million, respectively, at the time of factoring. Of the $43 million in accounts receivable sold during the second quarter of 2024, $39 million was from a new factoring arrangement we entered into during the quarter. During the three and six months ended June 30, 2023, we sold accounts receivable balances of $63 million and $109 million, and received cash proceeds of $61 million and $103 million, respectively, at the time of factoring.

Guarantees

Our 2028 Senior Secured Notes were issued by Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and guaranteed by the Company and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”) and other subsidiary guarantors party thereto. The remaining principal of our 2028 Senior Secured Notes was redeemed and paid in full on May 23, 2024.

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

On April 22, 2024, additional lenders joined the Credit Agreement, providing an increase in total commitments from $550 million to $680 million (performance letters of credit increased from $250 million to $309 million and borrowings or additional performance or financial letters of credit increased from $300 million to $371 million). On June 6, 2024, an additional lender joined the Credit Agreement, providing an increase in total commitments from $680 million to $720 million (performance letters of credit increased to $327 million and revolving loan borrowings or additional performance or financial letters of credit increased to $393 million). In addition, we amended the Credit Agreement to allow for future increases in total commitments of up to $1 billion.

As of June 30, 2024, we had zero borrowings outstanding under the Credit Agreement and $389 million of letters of credit outstanding. The letters of credit consisted of 289 million for performance letters of credit and $48 million for financial letters of credit under the Credit Agreement and $52 million letters of credit under various uncommitted bi-lateral facilities ($44 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

As of December 31, 2023, we had zero borrowings outstanding under the Credit Agreement and $376 million of letters of credit. The letters of credit consisted of $218 million for performance letters of credit and $52 million for financial letters of credit under the Credit Agreement and $106 million of letters of credit under various uncommitted bi-lateral facilities ($101 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

We utilize surety bonds as part of our customary business practice in certain regions, primarily Latin America. As of June 30, 2024 and December 31, 2023, we had surety bonds outstanding of $526 million and $594 million, respectively. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

Forward-Looking Statements

This report contains various statements relating to future financial performance and results, business strategy, plans, goals and objectives, including certain projections, business trends, a shareholder returns program, and other statements that are not historical facts. These statements constitute forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “strategy,” “plan,” “guidance,” “outlook,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

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
•our ability to return capital to shareholders, including those related to the timing and amounts (including any plans or commitments in respect thereof) of any dividends and share repurchases;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk has not changed materially since December 31, 2023. For additional information, see “Note 6 – Borrowings and Other Debt Obligations”, “Note 11 – Credit Default Swap”, “Note 12 – Blue Chip Swap Securities - Argentina” and “Note 14 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements, as well as “Other Expense, Net” and “Liquidity and Capital Resources” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 7 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2023 Form 10-K, Part I, under the heading “Item 1A. Risk Factors” and other information included and incorporated by reference in this report. As of June 30, 2024, there have been no material changes in our assessment of our risk factors from the aforementioned.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On July 23, 2024, the Board of Directors of Weatherford (the “Board”), on recommendation of the Compensation and Human Resources Committee, approved the Second Amended and Restated Weatherford International plc Short-Term Incentive Plan (the “STI Plan”) to confirm that participants who perform services through the end of the performance period but are terminated without cause before the relevant payment date may be entitled to receive payment, if performance and certain other conditions are met. A copy of the STI Plan is attached as Exhibit 10.4 to this report and is incorporated herein by reference.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
10.1
Sixth Amendment to Amended and Restated Credit Agreement, dated as of June 6, 2024, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.
		Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2024.	File No. 1-36504
10.2
Additional Lender Supplement, dated as of June 6, 2024, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, Arab Banking Corporation (B.S.C.) New York Branch, as an Additional Lender, the other Issuing Banks party thereto and Wells Fargo Bank, National Association, as administrative agent. *Schedules and similar attachments have been omitted pursuant to Regulation S-K Item 601(a)(5). Weatherford agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.
		Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 11, 2024.	File No. 1-36504
†10.3
Seventh Amendment to Amended and Restated Credit Agreement, dated as of June 24, 2024, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.
File No. 1-36504
†10.4	Second Amended and Restated Weatherford International plc Short-Term Incentive Plan		File No. 1-36504
†10.5	Form of Executive Officer Restricted Share Unit Award Agreement adopted January 18, 2024 and amended July 23, 2024.		File No. 1-36504
†10.6	Form of Executive Officer Performance Share Unit Award Agreement adopted January 18, 2024 and amended July 23, 2024.		File No. 1-36504
†10.7	Form of Non-Executive Director Restricted Share Unit Award Agreement adopted January 18, 2024 and amended July 23, 2024.		File No. 1-36504
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

Exhibit Number	Description	Original Filed Exhibit	File Number
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	July 24, 2024	By:	/s/ Arunava Mitra
Arunava Mitra
Executive Vice President and Chief Financial Officer

Date:	July 24, 2024	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and Chief Accounting Officer