Form 10-Q
period 2024-09-30
Weatherford International plc
filed 2024-10-23
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of October 17, 2024, there were 72,651,996 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Third Quarter Ended September 30, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in millions, except per share amounts)	2024	2023	2024	2023
Revenue:
Services	$869	$805	$2,596	$2,340
Products	540	508	1,576	1,433
Total Revenue	1,409	1,313	4,172	3,773

Costs and Expenses:
Cost of Services	523	492	1,550	1,441
Cost of Products	394	367	1,142	1,055
Research and Development	33	30	95	83
Selling, General and Administrative	203	211	624	599
Other Charges (Credits)	13	(5)	21	(9)
Total Costs and Expenses	1,166	1,095	3,432	3,169
Operating Income	243	218	740	604

Other Expense:
Interest Expense, Net of Interest Income of $13, $15, $44, and $47	(24)	(30)	(77)	(92)
Loss on Blue Chip Swap Securities	—	—	(10)	(57)
Other Expense, Net	(41)	(24)	(83)	(98)
Income Before Income Taxes	178	164	570	357
Income Tax Provision	(12)	(33)	(144)	(55)
Net Income	166	131	426	302
Net Income Attributable to Noncontrolling Interests	9	8	32	25
Net Income Attributable to Weatherford	$157	$123	$394	$277

Basic Income per Share	$2.14	$1.70	$5.39	$3.85
Basic Weighted Average Shares Outstanding	73.2	72.1	73.1	71.9

Diluted Income per Share	$2.06	$1.66	$5.25	$3.76
Diluted Weighted Average Shares Outstanding	75.2	73.7	75.0	73.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2024	2023	2024	2023
Net Income	$166	$131	$426	$302
Foreign Currency Translation Adjustments	20	(35)	(4)	(42)
Comprehensive Income	186	96	422	260
Net Income Attributable to Noncontrolling Interests	9	8	32	25
Comprehensive Income Attributable to Weatherford	$177	$88	$390	$235
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars and shares in millions, except par value)	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Cash and Cash Equivalents	$920	$958
Restricted Cash	58	105
Accounts Receivable, Net of Allowance for Credit Losses of $7 at September 30, 2024 and $16 at December 31, 2023	1,231	1,216
Inventories, Net	919	788
Other Current Assets	272	278
Total Current Assets	3,400	3,345
Property, Plant and Equipment, Net of Accumulated Depreciation of $964 at September 30, 2024 and $883 at December 31, 2023	1,050	957
Intangibles, Net of Accumulated Amortization of $764 at September 30, 2024 and $639 at December 31, 2023	356	370
Operating Lease Assets	133	138
Other Non-Current Assets	249	258
Total Assets	$5,188	$5,068

Liabilities:
Current Portion of Long-term Debt	$21	$168
Accounts Payable	723	679
Accrued Salaries and Benefits	328	387
Income Taxes Payable	146	138
Current Portion of Operating Lease Liabilities	46	46
Other Current Liabilities	403	448
Total Current Liabilities	1,667	1,866
Long-term Debt	1,627	1,715
Operating Lease Liabilities	122	131
Non-current Taxes Payable	265	282
Other Non-Current Liabilities	151	152
Total Liabilities	$3,832	$4,146

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 72.7 shares at September 30, 2024 and 72.1 at December 31, 2023	$—	$—
Capital in Excess of Par Value	2,956	2,906
Retained Deficit	(1,579)	(1,954)
Accumulated Other Comprehensive Loss	(32)	(28)
Shareholders’ Equity	1,345	924
Noncontrolling Interests	11	(2)
Total Shareholders’ Equity	1,356	922
Total Liabilities and Shareholders’ Equity	$5,188	$5,068
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Cash Flows From Operating Activities:
Net Income	$426	$302
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	260	244
Foreign Exchange Losses	58	73
Loss on Blue Chip Swap Securities	10	57
Gain on Disposition of Assets	(33)	(11)
Deferred Income Tax Provision (Benefit)	8	(67)
Share-Based Compensation	35	26
Changes in Accounts Receivable, Inventory, Accounts Payable and Accrued Salaries and Benefits:
Accounts Receivable	23	(280)
Inventories	(131)	(103)
Accounts Payable	18	173
Accrued Salaries and Benefits	(54)	(25)
Other Changes, Net	(77)	68
Net Cash Provided by Operating Activities	543	457
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(199)	(142)
Proceeds from Disposition of Assets	18	21
Purchases of Blue Chip Swap Securities	(50)	(110)
Proceeds from Sales of Blue Chip Swap Securities	40	53
Business Acquisitions, Net of Cash Acquired	(51)	(4)
Proceeds from Sale of Investments	41	33
Other Investing Activities	(6)	(9)
Net Cash Used in Investing Activities	(207)	(158)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(264)	(306)
Distributions to Noncontrolling Interests	(19)	(21)
Tax Remittance on Equity Awards Vested	(9)	(54)
Share Repurchases	(50)	—
Dividends Paid	(18)	—
Other Financing Activities	(18)	(7)
Net Cash Used in Financing Activities	(378)	(388)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(43)	(77)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(85)	(166)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,063	1,112
Cash, Cash Equivalents and Restricted Cash at End of Period	$978	$946
Supplemental Cash Flow Information:
Interest Paid	$82	$110
Income Taxes Paid, Net of Refunds	$130	$88
Supplemental Noncash Information:
844,702 Ordinary Shares Issued for Acquisitions	$75	$—

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2023 Form 10-K for the discussion on our significant accounting policies. Certain reclassifications have been made to these Condensed Consolidated Financial Statements and accompanying footnotes for the three and nine months ended September 30, 2023 to conform to the presentation for the three and nine months ended September 30, 2024.

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

Our primary measure of segment profitability is segment adjusted EBITDA, which is based on segment earnings before interest, taxes, depreciation, amortization, share-based compensation expense and other adjustments. Research and development expenses are included in segment adjusted EBITDA. All Other results were from non-core business activities (including pass through and project management services included in integrated services and projects). Corporate includes overhead support and centrally managed or shared facility costs. All other and corporate do not individually meet the criteria for segment reporting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenues:
DRE Revenues	$435	$388	$1,284	$1,154
WCC Revenues	509	459	1,471	1,320
PRI Revenues	371	371	1,088	1,086
All Other	94	95	329	213
Total Revenues	$1,409	$1,313	$4,172	$3,773

Operating Income:
DRE Segment Adjusted EBITDA	$111	$111	$371	$325
WCC Segment Adjusted EBITDA	151	119	416	324
PRI Segment Adjusted EBITDA	83	86	241	235
All Other	23	7	73	25
Corporate	(13)	(18)	(45)	(44)
Depreciation and Amortization	(89)	(83)	(260)	(244)
Share-based Compensation	(10)	(9)	(35)	(26)
Other Credits (Charges)	(13)	5	(21)	9
Operating Income	$243	$218	$740	$604

3 – Revenue

Disaggregated Revenue

The following table disaggregates our revenue from contracts with customers by geographic area and includes equipment rental revenue. Equipment rental revenues were $38 million and $111 million in the three and nine months ended September 30, 2024, respectively, and $37 million and $109 million for the three and nine months ended September 30, 2023, respectively.

During the three and nine months ended September 30, 2024, the U.S. accounted for 15% and the Kingdom of Saudi Arabia accounted for 10% of revenue in each period, respectively. In addition, for the three and nine months ended September 30, 2024, Mexico accounted for 12% and 13% of total revenue, respectively, driven by a customer which accounted for 10% and 11% of total revenue, respectively. During the three and nine months ended September 30, 2023, the U.S. accounted for 16% and 17%, respectively and Mexico accounted for 14% and 13%, respectively. No other country accounted for more than 10% of our revenue in the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue by Geographic Areas:
North America (a)	$266	$269	$785	$820

International	1,143	1,044	3,387	2,953
Middle East/North Africa/Asia	542	471	1,581	1,268
Latin America	358	357	1,081	1,045
Europe/Sub-Sahara Africa/Russia	243	216	725	640
Total Revenue	$1,409	$1,313	$4,172	$3,773
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings, and cash collections results in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of September 30, 2024 and December 31, 2023:

(Dollars in millions)	September 30, 2024	December 31, 2023
Receivables for Product and Services in Accounts Receivable, Net	$1,200	$1,182
Receivables for Equipment Rentals in Account Receivable, Net	$31	$34
Accounts Receivable, Net	$1,231	$1,216

Contract Assets in Other Current Assets	$68	$61
Contract Assets in Other Non-Current Assets	$32	$24
Contract Liabilities in Other Current Liabilities	$32	$58
Contract Liabilities in Other Non-Current Liabilities	$3	$5

4 – Inventories, Net

Inventories, net of reserves of $116 million and $121 million as of September 30, 2024 and December 31, 2023, respectively, are presented by category in the table below:

(Dollars in millions)	September 30, 2024	December 31, 2023
Finished Goods	$804	$688
Work in Process and Raw Materials, Components and Supplies	115	100
Inventories, Net	$919	$788

The change in inventory reserves includes inventory charges primarily offset by the disposal of inventory previously reserved. The charges are recorded in “Cost of Products” on our Condensed Consolidated Statements of Operations in the amount of $9 million and $24 million in the three and nine months ended September 30, 2024, respectively, and nil and $11 million in the three and nine ended September 30, 2023, respectively.

5 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	September 30, 2024	December 31, 2023
Developed and Acquired Technology, Net of Accumulated Amortization of $574 at September 30, 2024 and $479 at December 31, 2023	$147	$135
Trade Names, Net of Accumulated Amortization of $190 at September 30, 2024 and $160 at December 31, 2023	209	235
Intangibles, Net of Accumulated Amortization of $764 at September 30, 2024 and $639 at December 31, 2023	$356	$370

Amortization expense was $43 million and $125 million in the three and nine months ended September 30, 2024, respectively, and $37 million and $117 million for the three and nine months ended September 30, 2023, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations. The net increase in developed and acquired technology was primarily related to intangibles acquired in connection with acquisitions during the three and nine months ended September 30, 2024. Please refer to “Note 13 – Acquisitions.”

6 – Borrowings and Other Debt Obligations

(Dollars in millions)	September 30, 2024	December 31, 2023
Current Portion of 6.50% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	$—	$151
Current Portion of Finance Leases	21	17
Current Portion of Long-term Debt	$21	$168

8.625% Senior Notes due 2030 “2030 Senior Notes”	$1,588	$1,587
6.50% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	—	92
Finance Leases	39	36
Long-term Debt	$1,627	$1,715

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

2030 Senior Notes

On October 27, 2021, Weatherford Bermuda issued 8.625% senior notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford International, LLC (“Weatherford Delaware”) as co-issuer and co-obligor, and concurrently release the guarantee of Weatherford Delaware. At September 30, 2024 and December 31, 2023, the carrying value represents the remaining unpaid principal of $1.6 billion, offset by unamortized deferred issuance cost of $12 million and $13 million, respectively.

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

As of September 30, 2024, we had zero borrowings outstanding under the Credit Agreement and $386 million of letters of credit outstanding. The letters of credit consisted of $277 million for performance letters of credit, $40 million for financial letters of credit under the Credit Agreement and $69 million letters of credit under various uncommitted bi-lateral facilities ($44 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

As of December 31, 2023, we had zero borrowings outstanding under the Credit Agreement and $376 million of letters of credit outstanding. The letters of credit consisted of $218 million for performance letters of credit, $52 million for financial letters of credit under the Credit Agreement and $106 million letters of credit under various uncommitted bi-lateral facilities ($101 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

	September 30, 2024		December 31, 2023
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.50% Senior Secured Notes due 2028	$—	$—	$243	$258
8.625% Senior Notes due 2030	1,588	1,669	1,587	1,673
Long-Term Debt (excluding Finance Leases)	$1,588	$1,669	$1,830	$1,931

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

8 – Shareholders’ Equity

Shares issued and outstanding on our Condensed Consolidated Balance Sheets increased from 72.1 million as of December 31, 2023 to 72.7 million as of September 30, 2024. The increase was due to the issuance of 0.8 million of our ordinary shares related to acquisitions and 0.3 million of our ordinary shares for equity awards vested and delivered, net of shares withheld for taxes, partially offset by the cancellation of 0.5 million of our ordinary shares repurchased for $50 million, under a $500 million share repurchase program announced on July 23, 2024.

On July 23, 2024, we announced our Board authorization of a dividend program under which we intend to pay regular quarterly cash dividends, subject to our Board’s discretion and continuing determination that it is in the best interest of the Company and complies with applicable legal requirements. The announcement included a cash dividend declaration of $0.25 per share of the Company’s ordinary shares, or $19 million, payable on September 12, 2024 to shareholders of record as of August 13, 2024.

The following summarizes our shareholders’ equity activity for the three and nine months ended September 30, 2024 and 2023:

(Dollars in millions)	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2023	$2,906	$(1,954)	$(28)	$(2)	$922
Net Income	—	112	—	11	123
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	4	—	—	—	4
Other Comprehensive Loss	—	—	(24)	—	(24)
Equity Issued for Acquisitions	75	—	—	—	75
Balance at March 31, 2024	$2,985	$(1,842)	$(52)	$9	$1,100
Net Income	—	125	—	12	137
Equity Awards, Granted, and Vested, Net of Shares Withheld for Taxes	12	—	—	—	12
Distributions to Noncontrolling Interests	—	—	—	(9)	(9)
Balance at June 30, 2024	$2,997	$(1,717)	$(52)	$12	$1,240
Net Income	—	157	—	9	166
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	9	—	—	—	9
Share Repurchases	(50)	—	—	—	(50)
Dividends Declared ($0.25 per share) (1)	—	(19)	—	—	(19)
Other Comprehensive Income	—	—	20	—	20
Distributions to Noncontrolling Interests	—	—	—	(10)	(10)
Balance at September 30, 2024	$2,956	$(1,579)	$(32)	$11	$1,356
(1) Includes dividend equivalents on share-based awards.

(Dollars in millions)	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2022	$2,928	$(2,371)	$(22)	$16	$551
Net Income	—	72	—	9	81
Distributions to Noncontrolling Interests	—	—	—	(6)	(6)
Equity Awards, Granted, Vested and Exercised, Net of Shares Withheld for Taxes	(43)	—	—	—	(43)
Other Comprehensive Income	—	—	3	—	3
Balance at March 31, 2023	$2,885	$(2,299)	$(19)	$19	$586
Net Income	—	82	—	8	90
Equity Awards, Granted, Vested and Exercised, Net of Shares Withheld for Taxes	6	—	—	—	6
Other Comprehensive Loss	—	—	(10)	—	(10)
Balance at June 30, 2023	$2,891	$(2,217)	$(29)	$27	$672
Net Income	—	123	—	8	131
Distributions to Noncontrolling Interests	—	—	—	(15)	(15)
Equity Awards, Granted, Vested and Exercised, Net of Shares Withheld for Taxes	9	—	—	—	9
Other Comprehensive Loss	—	—	(35)	—	(35)
Other	—	—	—	1	1
Balance at September 30, 2023	$2,900	$(2,094)	$(64)	$21	$763

The following table presents the changes in our accumulated other comprehensive loss by component for the nine months ended September 30, 2024 and 2023:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2023	$(43)	$15	$(28)
Other Comprehensive Loss	(4)	—	(4)
Balance at September 30, 2024	$(47)	$15	$(32)

Balance at December 31, 2022	$(41)	$19	$(22)
Other Comprehensive Loss	(42)	—	(42)
Balance at September 30, 2023	$(83)	$19	$(64)

9 – Income per Share
A reconciliation of the number of shares used for the basic and diluted income per share calculation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2024	2023	2024	2023
Net Income Attributable to Weatherford	$157	$123	$394	$277
Less: Impact of Acquisition Contingent Consideration (1)	(2)	—	—	—
Net Income Attributable to Weatherford and Available to Shareholders	$155	$123	$394	$277

Basic Weighted Average Shares Outstanding	73.2	72.1	73.1	71.9
Dilutive Effect of Awards Granted in Stock Incentive Plan	1.9	1.6	1.9	1.7
Dilutive Effect of Acquisition Contingent Consideration (1)	0.1	—	—	—
Diluted Weighted Average Shares Outstanding	75.2	73.7	75.0	73.6

Basic Income per Share	$2.14	$1.70	$5.39	$3.85
Diluted Income per Share (1)	$2.06	$1.66	$5.25	$3.76

Anti-dilutive Weighted Average Shares:
Warrants	—	7.8	—	7.8
Equity Awards	0.3	0.4	0.4	0.8
Total Anti-dilutive Weighted Average Shares	0.3	8.2	0.4	8.6
[1]Included the maximum potentially dilutive shares contingently issuable for an acquisition consideration during the three months ended September 30,2024, the value of which was adjusted out of Net Income Attributable to Weatherford in calculating diluted income per share.

Basic income per share for all periods presented equals net income divided by our weighted average shares outstanding during the period. Diluted income per share is computed by dividing net income available to shareholders by our weighted average shares outstanding during the period including potential dilutive ordinary shares. Anti-dilutive weighted average shares represent securities that could potentially dilute income per share in the future, and are excluded from the computation of income per share.

Warrants to purchase 7.8 million ordinary shares at $99.96 per share were issued on December 13, 2019 and expired on December 13, 2023. For the three and nine months ended September 30, 2023 warrants were excluded from the diluted weighted average shares outstanding as the exercise price of the warrants was greater than the average market price of the Company’s ordinary shares.

10 – Income Taxes

We recognized a tax expense of $12 million and $144 million for the three and nine months ended September 30, 2024, respectively, compared to tax expense of $33 million and $55 million, respectively, for the three and nine months ended September 30, 2023. Income tax expense was lower in the third quarter of 2024 compared to the same three month period in 2023 due to a release of a valuation allowance of $37 million in the third quarter of 2024. Income tax expense was higher in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increased earnings before taxes. In addition, income tax expense during the nine months ended 2023 had been lowered by $67 million due to the release of valuation allowances and the recognition of a benefit from previously uncertain tax positions. The 2023 benefits were offset by the establishment of a valuation allowance of approximately $20 million related to the sale of Blue Chip Swap securities in Argentina. We calculate income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes.

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

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of September 30, 2024, we anticipate that it is reasonably possible that our uncertain tax positions of $265 million, including interest and penalties offset by net operating losses and other tax attributes if settled, may decrease by up to $6 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

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

Under the CDS terms, within five business days upon notification of default, we could have been required to pay the then outstanding notional balance net of recoveries. As of December 31, 2023, we had a notional balance of $130 million outstanding under the CDS, which increased to $260 million in January of 2024, following the receipt of the $142 million payment. The agreement was modified in the second quarter of 2024 to reduce the notional balance, and then terminated in the third quarter of 2024, extinguishing the remaining notional balance.

12 – Blue Chip Swap Securities - Argentina

The functional currency for our Argentine operations is the U.S. dollar and we use Argentina’s official exchange rate to remeasure our Argentine peso-denominated net monetary assets into U.S. dollars at each balance sheet date. The Central Bank of Argentina has maintained certain currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. As such, we have used an indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) which allows entities to remit U.S. dollars from Argentina through the purchase and sale of securities. No BCS transactions were executed during the third quarter of 2024 or 2023. During the second quarter of 2024 and 2023, we completed a series of BCS transactions at implied exchange rates that were approximately 26% and 106% higher, respectively, than the official exchange rate, resulting in a loss of $10 million and $57 million, respectively.

13 – Acquisitions

During the nine months ended September 30, 2024, we closed on acquisitions with total consideration of $160 million, which includes $51 million in cash net of cash acquired and 0.8 million of our ordinary shares valued at $75 million on the closing dates. These amounts include an immaterial acquisition during the three months ended September 30, 2024. The purchases were accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification “ASC” 805 Business Combinations and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values measured in accordance with the guidance under ASC 820 Fair Value Measurement. The fair value measurements of the intangible assets were based on inputs not observable in the market and therefore represent Level 3 measurements. The fair value of intangible assets acquired was $99 million and the goodwill and contingent considerations were each immaterial. Acquisition-related costs incurred by the Company are expensed as incurred. The operating results of the acquired businesses were included in the Company’s results of operations from the dates of acquisition. See also “Note 5 – Intangibles, Net” and “Note 8 – Shareholders’ Equity” in our Notes to Condensed Consolidated Financial Statements.

14 – Subsequent Events

On October 17, 2024, our Board of Directors declared a cash dividend of $0.25 per share of the Company’s ordinary shares, payable on December 5, 2024 to shareholders of record as of November 6, 2024.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Oil price - WTI (1)	$76.24	$82.30	$78.50	$77.38
Oil price - Brent (1)	$79.84	$86.66	$82.50	$82.05
Natural gas price - Henry Hub (2)	$2.11	$2.59	$2.11	$2.47
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (rounded to the nearest $0.01)

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
North America	796	836	788	885
International	937	951	955	942
Worldwide	1,733	1,787	1,743	1,827

Russia Ukraine Conflict

In February 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response we evaluated, and continue to evaluate, our operations, with the priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions.

Revenues in Russia were approximately 6% and 5% of our total revenues for the three and nine months ended September 30, 2024, compared to 6% of our total revenues for both the three and nine months ended September 30, 2023. As of September 30, 2024, our Russia operations included $94 million in cash, $98 million in other current assets, $69 million in property, plant and equipment and other non-current assets, and $51 million in liabilities. As of December 31, 2023, our Russia operations included $62 million in cash, $94 million in other current assets, $76 million in property, plant and equipment and other non-current assets, and $62 million in liabilities.

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

Conflicts in the Middle East

We are monitoring the recent escalation of conflicts in the Middle East as there is a renewed and heightened risk of operational disruption, including personnel movement, supply chain and logistics.

Consolidated Statements of Operations - Operating Summary

Revenues of $1.4 billion and $4.2 billion in the three and nine months ended September 30, 2024, increased 7% and 11% compared to $1.3 billion and $3.8 billion in the three and nine months ended September 30, 2023, respectively. Year-over-year in the third quarter, product revenues increased 6% and service revenues increased 8%. WCC and DRE contributed 52% and 49% of the increase in revenues, respectively, with PRI essentially flat. Year-over-year in the nine months ended September 30, 2024, product revenues increased 10% and service revenues 11%. WCC, DRE, and PRI contributed 38%, 33%, and 1% of the increase in revenues, respectively. The remaining revenue increase year-over-year year-to-date was due to higher activity in integrated services and projects.

Geographically, the year-over-year third quarter revenue growth was led by improvements in the Middle East/North Africa/Asia, Europe/Sub-Sahara Africa/Russia and Latin America regions, which contributed to 74%, 28% and 1% of the increase, respectively, partly offset by a revenue decline in North America. Year-over-year in the nine months ended September 30, 2024, revenue growth was led by improvements in the Middle East/North Africa/Asia, Europe/Sub-Sahara Africa/Russia, and Latin America regions, which contributed to 78%, 21% and 9% of the increase, respectively, partly offset by a revenue decline in North America.

Operating income of $243 million and $740 million in the three and nine months ended September 30, 2024, increased 11% and 23% compared to $218 million and $604 million in the three and nine months ended September 30, 2023, respectively, primarily driven by improved operational efficiencies from increased resource utilization in addition to gains on sales of used rental equipment. Cost of products and services of $917 million and $2.7 billion in the three and nine months ended September 30, 2024, increased 7% and 8% compared to $859 million and $2.5 billion in the three and nine months ended September 30, 2023, respectively. Our cost of products and services as a percentage of revenues was 65% in both the three and nine months ended September 30, 2024 compared to 65% and 66% in the three and nine months ended September 30, 2023, respectively.

Average oil prices in the three months ended September 30, 2024 decreased by 7% for West Texas Intermediate crude oil and 8% for Brent North Sea crude oil, and in the nine months ended September 30, 2024 increased by 1% for both West Texas Intermediate crude oil and Brent North Sea crude oil compared to the same periods in 2023, respectively. Average Henry Hub natural gas prices in the three months ended September 30, 2024 decreased by 19% and in the nine months ended September 30, 2024, decreased by 15%, compared to the same periods in 2023, respectively. Global rig counts for the three and nine months ended September 30, 2024 decreased by 3% and 5% compared to the same periods in 2023, respectively, driven by a decrease in North America. The year-over-year decrease in both the Henry Hub natural gas prices and North America rig count reflects the lower market demand and oversupply of natural gas in the region.

Selling, general, administrative and research and development costs of $236 million and $719 million in the three and nine months ended September 30, 2024, decreased 2% and increased 5% compared to $241 million and $682 million in the three and nine months ended September 30, 2023, respectively. The third quarter decrease year-over-year was primarily due to a decrease in employee incentive programs. The year-to-date increase year-over-year primarily reflects an increase in overhead to support organization growth and an increase in research and development on newer technologies. Selling, general, administrative and research and development costs as a percentage of revenues was 17% in both the three and nine months ended September 30, 2024, and 18% in both the three and nine months ended September 30, 2023.

Other charges (credits) in the three and nine months ended September 30, 2024 were $13 million and $21 million in net charges, respectively, and primarily includes fees to third-party financial institutions to facilitate loans between those financial institutions and our largest customer in Mexico, who in turn paid certain of our outstanding receivables. Other charges (credits) in the three and nine months ended September 30, 2023 were $5 million and $9 million in net credits, respectively.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest expense, net was $24 million and $77 million in the three and nine months ended September 30, 2024, respectively, and $30 million and $92 million in the three and nine months ended September 30, 2023, respectively. Interest expense, net is interest expense net of interest income.

Interest expense of $37 million and $121 million in the three and nine months ended September 30, 2024, respectively, and $45 million and $139 million in the three and nine months ended September 30, 2023, respectively, decreased primarily due to the reduction in our outstanding long-term debt. As of September 30, 2024, we have fully repaid our outstanding 2028 Senior Secured Notes. See “Note 6 – Borrowings and Other Debt Obligations” to our Condensed Consolidated Financial Statements for additional details. Interest income was $13 million and $44 million in the three and nine months ended September 30, 2024, respectively, and $15 million and $47 million in the three and nine months ended September 30, 2023.

Loss on Blue Chip Swap Securities

An indirect foreign exchange mechanism known as the Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from operations in Argentina. No BCS transactions were executed during the third quarter of 2024 or 2023. During the second quarter of 2024 and 2023, we entered into a series of BCS securities transactions that resulted in a “Loss on Blue Chip Swap Securities” of $10 million in the nine months ended September 30, 2024 and $57 million in the nine months ended September 30, 2023, respectively. See “Note 12 – Blue Chip Swap Securities - Argentina” to our Condensed Consolidated Financial Statements for additional details.

Other Expense, Net

Other expense, net was $41 million and $83 million in the three and nine months ended September 30, 2024, respectively, and $24 million and $98 million in the three and nine months ended September 30, 2023, respectively. Other expense, net primarily represents foreign exchange losses in countries with no or limited markets to hedge, letter of credit fees and other financing charges, including when applicable, bond redemption premiums partially offset by certain investment gains and losses. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency.

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

Results of Operations by Segment

Financial information by segment is summarized below.

			Favorable
	Three Months Ended		(Unfavorable)
	September 30,		$	% or bps
(Dollars in millions)	2024	2023	Change
Revenues:
DRE Revenues	$435	$388	$47	12%
WCC Revenues	509	459	50	11%
PRI Revenues	371	371	—	—%
All Other	94	95	(1)	(1)%
Total Revenues	$1,409	$1,313	$96	7%

Operating Income:
DRE Segment Adjusted EBITDA	$111	$111	$—	—%
WCC Segment Adjusted EBITDA	151	119	32	27%
PRI Segment Adjusted EBITDA	83	86	(3)	(3)%
All Other	23	7	16	229%
Corporate	(13)	(18)	5	28%
Depreciation and Amortization	(89)	(83)	(6)	(7)%
Share-based Compensation	(10)	(9)	(1)	(11)%
Other Credits (Charges)	(13)	5	(18)	(360)%
Operating Income	$243	$218	$25	11%

Margins:
DRE Segment Adjusted EBITDA Margin	25.5%	28.6%	n/m	(309)	bps
WCC Segment Adjusted EBITDA Margin	29.7%	25.9%	n/m	374	bps
PRI Segment Adjusted EBITDA Margin	22.4%	23.2%	n/m	(81)	bps

			Favorable
	Nine Months Ended		(Unfavorable)
	September 30,		$	% or bps
(Dollars in millions)	2024	2023	Change
Revenues:
DRE Revenues	$1,284	$1,154	$130	11%
WCC Revenues	1,471	1,320	151	11%
PRI Revenues	1,088	1,086	2	—%
All Other	329	213	116	54%
Total Revenues	$4,172	$3,773	$399	11%

Operating Income:
DRE Segment Adjusted EBITDA	$371	$325	$46	14%
WCC Segment Adjusted EBITDA	416	324	92	28%
PRI Segment Adjusted EBITDA	241	235	6	3%
All Other	73	25	48	192%
Corporate	(45)	(44)	(1)	(2)%
Depreciation and Amortization	(260)	(244)	(16)	(7)%
Share-based Compensation	(35)	(26)	(9)	(35)%
Other Credits (Charges)	(21)	9	(30)	(333)%
Operating Income	$740	$604	$136	23%

Margins:
DRE Segment Adjusted EBITDA Margin	28.9%	28.2%	n/m	73	bps
WCC Segment Adjusted EBITDA Margin	28.3%	24.5%	n/m	373	bps
PRI Segment Adjusted EBITDA Margin	22.2%	21.6%	n/m	51	bps

DRE Results

DRE revenues of $435 million and $1,284 million in the three and nine months ended September 30, 2024, increased $47 million or 12%, and increased $130 million or 11%, compared to $388 million and $1,154 million in the three and nine months ended September 30, 2023, respectively.

Of the third quarter year-over-year revenue increase, approximately 50% was from wireline activity after business acquisitions in the first quarter of 2024 and approximately 35% from drilling-related services activity. Geographically, the Middle East/North Africa/Asia and the North America regions contributed approximately 65% and 30%, respectively, partly offset by a revenue decline in the Latin America region.

Of the year-to-date year-over-year revenue increase, approximately 60% was from wireline activity and approximately 30% from drilling-related services. Geographically, the Middle East/North Africa/Asia and Europe/Sub-Sahara Africa/Russia regions contributed approximately 65% and 35%, respectively, partly offset by a revenue decline in the Latin America region.

DRE segment adjusted EBITDA of $111 million and $371 million in the three and nine months ended September 30, 2024, was flat compared to $111 million in the three months ended September 30, 2023 and increased $46 million or 14%, compared to $325 million in the nine months ended September 30, 2023. DRE segment adjusted EBITDA margin was 25.5% and 28.9% in the three and nine months ended September 30, 2024 compared to 28.6% and 28.2% in the three and nine months ended September 30, 2023. The third quarter segment adjusted EBITDA remained flat with increased drilling-related services activity offset by lower margin fall through in wireline and managed pressure drilling. The year-to-date year-over-year improvement in segment adjusted EBITDA was primarily due to higher margin international managed pressure drilling activity, including certain sales of used rental equipment.

WCC Results

WCC revenues of $509 million and $1,471 million in the three and nine months ended September 30, 2024, increased $50 million or 11%, and increased $151 million or 11%, compared to $459 million and $1,320 million in the three and nine months ended September 30, 2023, respectively.

Of the third quarter year-over-year revenue increase, approximately 55% was from completions activity and approximately 30% from liner hangers activity, partly offset by a revenue decline from lower cementation products activity. Geographically, international regions drove revenue growth and the Middle East/North Africa/Asia region contributed approximately 70% of the international growth and the Latin America and Europe/Sub-Sahara Africa/Russia regions contributed equally to remaining international growth. This was partly offset by a revenue decline in the North America region.

Of the year-to-date year-over-year revenue increase, approximately 45% was from completions activity and approximately 45% was from liner hangers and tubular running services activity. Geographically, international regions drove the revenue growth and the Middle East/North Africa/Asia region contributed approximately 80% of the international growth. This was partly offset by a revenue decline in the North America region.

WCC segment adjusted EBITDA of $151 million and $416 million in the three and nine months ended September 30, 2024, increased $32 million or 27%, and increased $92 million or 28%, compared to $119 million and $324 million in the three and nine months ended September 30, 2023, respectively. WCC segment adjusted EBITDA margin was 29.7% and 28.3% in the three and nine months ended September 30, 2024, compared to 25.9% and 24.5% in the three and nine months ended September 30, 2023. The increase in revenue and segment adjusted EBITDA was primarily from higher activity.

PRI Results

PRI revenues of $371 million and $1,088 million in the three and nine months ended September 30, 2024, was flat and increased $2 million, compared to $371 million and $1,086 million in the three and nine months ended September 30, 2023, respectively.

Revenue in the third quarter remained flat from prior year and consisted of intervention services and drilling tools activity, offset by a decline in pressure pumping activity. Geographically, revenue growth in the Europe/Sub-Sahara Africa/Russia region was offset by a decline primarily in the North America region.

Of the year-to-date year-over-year revenue increase, revenue growth in intervention services and drilling tools was partly offset by a decline in primarily pressure pumping as well as a decline in artificial lift activity. Geographically, revenue growth primarily in the Europe/Sub-Sahara Africa/Russia region as well as in the Middle East/North Africa/Asia region was offset by a decline in the North America region.

PRI segment adjusted EBITDA of $83 million and $241 million in the three and nine months ended September 30, 2024, decreased $3 million or 3% and increased $6 million or 3% compared to $86 million and $235 million in the three and nine months ended September 30, 2023, respectively. PRI segment adjusted EBITDA margin was 22.4% and 22.2% in the three and nine months ended September 30, 2024, compared to 23.2% and 21.6% in the three and nine months ended September 30, 2023. The third quarter year-over-year decrease in segment adjusted EBITDA was primarily due to a decline in pressure pumping activity. The year-to-date year-over-year improvement in segment adjusted EBITDA was primarily from higher margin international artificial lift activity.

All Other Results

All Other results were from non-core business activities that do not individually meet the criteria for segment reporting, including integrated services and projects, which includes pass through and project management services.

All Other revenues of $94 million and $329 million in the three and nine months ended September 30, 2024, compared to $95 million and $213 million in the three and nine months ended September 30, 2023. The year-to-date year-over-year increase was primarily from of our integrated services and projects in the Middle East/North Africa/Asia and Latin America regions.

Corporate

Corporate was a net expense of $13 million and $45 million in the three and nine months ended September 30, 2024 compared to $18 million and $44 million in the three and nine months ended September 30, 2023. The third quarter year-over-year decrease was primarily due to a decrease in certain professional fees and employee incentive programs.

Depreciation and Amortization

Depreciation and amortization were $89 million and $260 million in the three and nine months ended September 30, 2024 compared to $83 million and $244 million in the three and nine months ended September 30, 2023. The year-over-year increase was primarily due to a larger asset base.

Share-based Compensation

We recognized $10 million and $35 million of share-based compensation in the three and nine months ended September 30, 2024 compared to $9 million and $26 million in the three and nine months ended September 30, 2023. The year-over-year increase was primarily due to an increase in equity awards granted.

Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include but are not limited to: inflation; geopolitical uncertainty; supply chain disruptions; energy policies at local and regional levels; rig counts; and the price of oil and natural gas. We continue to expect overall 2024 revenue to outpace 2023, led by international activity and global offshore activity. We expect there to be continued variability in economic conditions globally, driven primarily by geopolitical events. While the global macroeconomic conditions support continued activity and investments by our customers, there exists a significant risk of activity reduction in certain areas if commodity prices drop significantly. Alternately, there could be a curtailment of activity altogether if security infrastructure in certain regions is compromised due to the ongoing conflicts in multiple regions. At the same time, there could also be a significant uptick in activity if there is a positive shift in hydrocarbon fuel demand or a curtailment of supply due to geopolitical events in certain regions. We anticipate shifts in activity mix and evolution of demand for technology solutions and continue to align our business priorities with market demand trends. We remain constructive on the mid-to-long-term outlook which provides a pathway to a multi-year energy demand expansion. We continue to closely monitor macroeconomic and geopolitical conditions, potential supply chain disruptions, inflationary factors, and other labor and logistical constraints that could impact our operations and results.

Liquidity and Capital Resources

At September 30, 2024, we had cash and cash equivalents of $920 million and $58 million in restricted cash, compared to $958 million of cash and cash equivalents and $105 million in restricted cash at December 31, 2023.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Net Cash Provided by Operating Activities	$543	$457
Net Cash Used in Investing Activities	$(207)	$(158)
Net Cash Used in Financing Activities	$(378)	$(388)

Operating Activities

Cash provided by operating activities was $543 million for the nine months ended September 30, 2024 compared to cash provided by operating activities of $457 million for the nine months ended September 30, 2023. The primary operating sources of cash were from the timing of cash generated by our operations, offset by our operating spend, including payments to suppliers and employees. The increase in cash provided by operating activities in 2024 over 2023 was partly from revenue growth and its conversion to cash as well as from higher than average collections from our largest customer in Mexico.

Investing Activities

Cash used in investing activities was $207 million for the nine months ended September 30, 2024 compared to cash used in investing activities of $158 million for the nine months ended September 30, 2023. The primary investing uses of cash were for capital expenditures of $199 million and $142 million for the nine months ended September 30, 2024 and the nine months ended September 30, 2023, respectively. Cash used in investing activities also includes the use of the Blue Chip Swap mechanism in Argentina, of which the purchases more than offset the proceeds, resulting in a loss of $10 million and $57 million during the nine months ended September 30, 2024 and September 30, 2023 (see “Note 12 – Blue Chip Swap Securities - Argentina”), respectively. The increase in business acquisitions, net of cash acquired in the current period was primarily from our acquisitions completed in the first quarter of 2024 (see “Note 13 – Acquisitions”). Other investing activities include proceeds from the sale of investments from our marketable securities in Argentina and proceeds from the disposition of assets, offset by investing spend around other intangibles.

Financing Activities

Cash used in financing activities was $378 million for the nine months ended September 30, 2024 compared to cash used in financing activities of $388 million for the nine months ended September 30, 2023. The primary financing uses of cash were for repayments and repurchases of long-term debt of $264 million and $306 million for the nine months ended September 30, 2024 and nine months ended September 30, 2023, respectively (see “Note 6 – Borrowings and Other Debt Obligations”), cash dividends and share repurchases.

On July 23, 2024, we announced that our Board declared a cash dividend of $0.25 per share of the Company’s ordinary shares, payable on September 12, 2024 to shareholders of record as of August 13, 2024. In the third quarter of 2024, dividends paid were $18 million.

Also on July 23, 2024, we announced a $500 million share repurchase program. In the third quarter of 2024, share repurchases were $50 million.

Cash used in financing activities also includes tax remittances on equity awards vested, which were lower this period compared to the same period in the prior year due to a decrease in the quantity of shares vested and the increase in share price of those awards upon vesting. Other financing uses of cash primarily include distributions to noncontrolling interests and bond redemption premiums paid.

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

Cash Requirements

Our cash requirements will continue to include payments for principal and interest on our long-term debt, capital expenditures, payments on our finance and operating leases, payments for short-term working capital needs, operating costs and restructuring payments. As business activity continues to rise, we expect to utilize cash on capital assets and working capital growth. Our cash requirements also include personnel costs, including awards under our employee incentive programs and other amounts to settle litigation related matters. In addition, we have derivative financial instruments where we have notional amounts that do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument, however, in the event of a related default, we could potentially be required to pay. See further discussion in our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The credit default swap agreement at “Note 11 – Credit Default Swap” was terminated on July 17, 2024 and the remaining notional balance was extinguished. Our cash requirements also include payments for our shareholder returns programs described in “Note 8 – Shareholders’ Equity.”

As of September 30, 2024, the aggregate principal amount of our primary debt outstanding was $1.6 billion of our 2030 Senior Notes. We expect to pay $138 million in interest payments in 2024 specific to this note, of which we have paid $69 million during the nine months ended September 30, 2024. See “Note 6 – Borrowings and Other Debt Obligations” for additional information.

Our capital spend is expected to be 3-5% of revenue over a 12 to 18 month rolling period and our 2024 capital spend is projected to be within the same framework. Our payments on our operating and finance leases in 2024 are expected to be approximately $63 million and $26 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At September 30, 2024 and December 31, 2023, we had approximately $118 million and $92 million, respectively, of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. As we continue to conduct business in certain countries with cash that cannot be immediately repatriated, we may consider infrequent transactions to safeguard our cash from exposure to the effects of inflation and currency devaluation. Repatriation of those cash balances might result in incremental taxes or losses.

Ratings Services’ Credit Ratings

Our credit ratings at December 31, 2023 have been maintained and upgraded through our current filing date as follows:
•Standard and Poor (“S&P) and Fitch Ratings (“Fitch”) upgraded our issuer credit ratings from ‘B+’ to ‘BB-;’ there have been no updates to the S&P and Fitch outlook since December 31, 2023
•There have been no updates to the Moody's Investors Service rating since December 31, 2023

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

As of September 30, 2024 and December 31, 2023, our net accounts receivables in the U.S. was 11% of total net accounts receivables for both periods.

Our net accounts receivables in Mexico were 26% and 27% of our total net accounts receivables, as of September 30, 2024 and December 31, 2023, respectively, of which our largest customer in the country accounted for 21% and 22% of our total net outstanding accounts receivables, respectively. We have experienced delays in payments from our largest customer in Mexico. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations, and failures to pay or defaults, if any, could negatively impact the future results of the Company.

During the three and nine months ended September 30, 2024 we paid an immaterial amount of fees to third-party financial institutions to facilitate loans between those financial institutions and our largest customer in Mexico, who in turn paid certain of our outstanding receivables. Pursuant to such arrangements, we received $317 million and $459 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024 we had no obligations under those loans.

Except for the above, no other country accounted for more than 10% of our net accounts receivables balance.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-back. During the three and nine months ended September 30, 2024, we sold accounts receivable balances of $4 million and $55 million, and received cash proceeds of $4 million and $54 million, respectively, at the time of factoring.

During the three and nine months ended September 30, 2023, we sold accounts receivable balances of $12 million and $121 million, and received cash proceeds of $11 million and $114 million, respectively, at the time of factoring.

The above factoring proceeds were included in Net Cash Provided by Operating Activities in the Condensed Consolidated Statements of Cash Flows.

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

As of September 30, 2024, we had zero borrowings outstanding under the Credit Agreement and $386 million of letters of credit outstanding. The letters of credit consisted of 277 million for performance letters of credit, $40 million for financial letters of credit under the Credit Agreement and $69 million letters of credit under various uncommitted bi-lateral facilities ($44 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

We utilize surety bonds as part of our customary business practice in certain regions, primarily Latin America. As of September 30, 2024 and December 31, 2023, we had surety bonds outstanding of $546 million and $594 million, respectively. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, or if earlier, as of the date they were made, and we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under “Part II – Other Information – Item 1A. Risk Factors”, sets forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

•global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict and conflicts in the Middle East);
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

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, affect us in ways or to an extent that we currently do not expect or consider to be significant, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this report as anticipated, believed, estimated, expected, intended, planned or projected.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our current and past filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk has not changed materially since December 31, 2023. For additional information, see “Note 6 – Borrowings and Other Debt Obligations”, “Note 11 – Credit Default Swap”, “Note 12 – Blue Chip Swap Securities - Argentina” in the Notes to Condensed Consolidated Financial Statements, as well as “Other Expense, Net” and “Liquidity and Capital Resources” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 7 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2023 Form 10-K, Part I, under the heading “Item 1A. Risk Factors” and other information included and incorporated by reference in this report. As of September 30, 2024, there have been no material changes in our assessment of our risk factors from the aforementioned.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Following is a summary of our repurchases of our ordinary shares during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
July 1 - 31	8,000	$115.17	8,000	$499,078,640
August 1 - 31	279,621	$107.67	279,621	$468,971,847
September 1 - 30	209,246	$91.66	209,246	$449,792,359
Total	496,867	$101.05	496,867

(1) On July 23, 2024, we announced a program under which we may repurchase our ordinary shares from time to time, up to $500 million through June 2027. Approximately $450 million remained authorized for repurchases as of September 30, 2024. From the inception of this program through September 30, 2024, we have repurchased approximately 0.5 million ordinary shares for $50 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, the following executive officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. No trading arrangements were adopted or terminated by any of the Company’s non-employee directors.

Executive Officer	Title	Reporting Action	Adoption Date	Plan End Date(1)	Aggregate Shares Covered(2)	Intended to Satisfy 10b5-1?
Girishchandra K. Saligram	Chief Executive Officer and Director	Plan Adoption	9/04/2024	7/31/2025	95,000	Yes
Scott C. Weatherholt	EVP, General Counsel and Chief Compliance Officer	Plan Adoption	8/16/2024	1/30/2025	73,593	Yes
David J. Reed	EVP and Chief Commercial Officer	Plan Adoption	9/12/2024	1/31/2025	9,608(3)	Yes
Depinder Sandhu	EVP, Global Product Lines	Plan Adoption	9/12/2024	2/28/2025	18,385	Yes
(1)    Each trading arrangement permits transactions through and including the earlier to occur of (i) the completion of all sales of shares subject to the arrangement, (ii) the date listed in the “Plan End Date” column, or (iii) the occurrence of such other termination event as specified in the arrangement.
(2)     Aggregate shares covered for Messrs. Weatherholt, Reed and Sandhu include ordinary shares underlying equity awards that may vest upon satisfaction of certain conditions. The actual number of shares released to the executive officer will be net of shares withheld by the Company to satisfy tax withholding obligations.
(3)    Aggregate shares covered for Mr. Reed includes 1,694 shares underlying an equity award subject to performance conditions and may vest at up to 200% of the target amount shown above.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
†10.1	Form of Executive Officer Restricted Share Unit Award Agreement adopted January 18, 2024 and amended July 23, 2024.		File No. 1-36504
†10.2	Form of Executive Officer Performance Share Unit Award Agreement adopted January 18, 2024 and amended July 23, 2024.		File No. 1-36504
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	October 23, 2024	By:	/s/ Arunava Mitra
Arunava Mitra
Executive Vice President and Chief Financial Officer

Date:	October 23, 2024	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and Chief Accounting Officer