Form 10-K
period 2024-12-31
Weatherford International plc
filed 2025-02-06
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact name of registrant as specified in its charter)

Ireland			98-0606750
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2000 St. James Place,	Houston,	Texas	77056
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 713.836.4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.001 par value per share	WFRD	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $6.6 billion based upon the closing price on the Nasdaq Global Select Market as of such date. The registrant had 72,846,372 ordinary shares outstanding as of February 1, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and will be incorporated by reference from, Weatherford’s definitive proxy statement for the 2025 Annual General Meeting of Shareholders to be filed by

Weatherford with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2024.

Weatherford International plc
Form 10-K for the Year Ended December 31, 2024

Weatherford International plc – 2024 Form 10-K | 1

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

We conduct business in approximately 75 countries, answering the challenges of the energy industry with 330 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed and managed across the life cycle of the well, and we report in three segments (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention.

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

Strategy

Our objective is to create value for our shareholders across industry cycles by ensuring sustainable profitability and cash flow generation. We aim to accomplish this goal with a comprehensive suite of products and services, differentiated technologies, strong customer focus, operational rigor, disciplined capital management, and a commitment to safety and operational efficiency.

Our customers’ objectives are continually evolving and are currently focused on disciplined capital and operational expenditures, generating investor and shareholder returns, reducing emissions, participating in the energy transition, and enhancing safety. Weatherford has aligned its technology development, capital spending and operations around these objectives and expanded its role as a market leading provider of solutions that assist our customers in addressing their key operational challenges, not just in conventional reservoirs but also in mature fields, unconventionals, offshore, and in digitalization and automation.

Our focus is on the deployment of our five strategic priorities of:
•Customer Experience enhancement by directly addressing customer needs of improved efficiency, value creation and safety;
•Creating the Future through continued investment in research and development and building our Digital & New
Energy portfolio and capabilities;
•Organizational Vitality to harness employee engagement, attract and retain talent, develop our people and increase leadership effectiveness;
•Lean Operations to simplify and drive waste out of the business for increased productivity, quality and improved service levels; and
•Financial Performance that drives value creation across economic cycles with sustainable profitability, cash flow generation and top-tier return on capital

Our strategic focus is enabled by a comprehensive capital allocation framework that includes:
•Improved through-cycle resilience from a strong balance sheet;
•Judicious business investments in technology and infrastructure upgrades to drive portfolio differentiation and structural cost efficiencies leading to improved returns;
•Strategic and disciplined mergers and acquisitions that align with our portfolio strategy; and
•Shareholder returns program as introduced in 2024 with an expected annual dividend of $1 per share and a
$500 million share repurchase authorization over three years.

Weatherford International plc – 2024 Form 10-K | 2

Table of Contents    Item 1 | Business
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
Products and Services

Drilling and Evaluation (“DRE”) offers a suite of services including managed pressure drilling, drilling services, wireline and drilling fluids. DRE offerings range from early well planning to reservoir management through innovative tools and expert engineering to optimize reservoir access evaluation and productivity.

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

Completions offer customers a comprehensive line of completion tools, such as safety valves, production packers, downhole reservoir monitoring, flow control, isolation packers, multistage fracturing systems and sand-control
Weatherford International plc – 2024 Form 10-K | 3

Table of Contents    Item 1 | Business
technologies that not only allow our customers to produce optimally from their reservoirs but also monitor and control the reservoirs throughout their productive life.

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

Production and Intervention (“PRI”) offers production optimization technologies through our ability to design and deliver a complete production ecosystem ranging from boosting productivity to responsible well abandonment for our customers. The primary offerings are intervention services & drilling tools, artificial lift, digital solutions, sub-sea intervention and pressure pumping services in select markets. PRI utilizes a suite of reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in conventional and unconventional wells, deep water, and aging reservoirs.

Intervention Services & Drilling Tools provides re-entry, fishing and well abandonment services as well as patented downhole tools, tubular-handling equipment, pressure-control equipment and drill pipe and tubulars for various types of wells.

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

Digital Solutions provides software, automation, and flow measurement solutions. For our customers’ drilling operations, the solutions deliver data aggregation, engineering, and optimization including performance analytics in real-time. For our customers’ production operations, we provide flow measurement, surveillance, and control to deliver production optimization by integrating workflows and data for the well, surface facilities and the reservoir.

Sub-Sea Intervention provides electrical and hydraulic power transmission to subsea equipment in order to facilitate workovers and abandonment in deep and ultra-deep-water operations in select markets.

Pressure Pumping Services offers advanced chemistry-based solutions and associated pumping services for safe and effective production enhancement. In select international markets, we provide pressure pumping and reservoir stimulation services, including acidizing, fracturing, cementing, and coiled-tubing intervention.

Competition

We provide our products and services worldwide and compete with a number of global and regional competitors. Our principal competitors include SLB, Halliburton, Baker Hughes and Expro Group Holdings. We also compete with various other suppliers who provide products and services within a smaller cross section of our product line portfolio either locally, regionally, or globally. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, depth and breadth of products. The energy services business is highly competitive, which may adversely affect our ability to succeed. Additionally, the consolidations of and acquisitions by our competitors are difficult to predict and may impact our business as a result.

Raw Materials

We purchase a wide variety of raw materials, as well as parts and components. We integrate products and components produced by other parties into the products and systems we offer for sale or service. We continually evaluate and invest in our integrated supply chain in order to reduce materials constraints and impacts from inflationary pressures, while improving lead times and supporting our sustainability efforts.

Customers

Substantially all of our customers are engaged in the energy industry and include national oil companies, international and independent oil and natural gas companies as well as new energy companies.

Weatherford International plc – 2024 Form 10-K | 4

Table of Contents    Item 1 | Business
Research, Development and Patents

In addition to maintaining world-class technology and training centers throughout the world, we have research, development, and engineering teams focused on developing new technologies and improving existing products and services to meet customer demands for improved drilling performance, well integrity, and enhanced reservoir productivity, with emphasis on efficiency, reliability, safety and the environment. We also develop technologies for new energy markets, in addition to the existing oil and gas markets in which we traditionally operate. Weatherford has significant expertise, trade secrets, intellectual property and know-how with respect to the design, manufacturing, and use of our equipment and the provision of our services. As many areas of our business rely on proprietary technology, we seek to protect and defend our intellectual property through trade secrets and patent protection both inside and outside the U.S. for products and methods that we believe have commercial significance. Although in the aggregate our patents are important to the manufacturing and marketing of many of our products and services, we do not believe that the expiration of any one of our patents would have a materially adverse effect on our business.

Seasonality

Weather and natural phenomena can temporarily affect the level of demand for our products and services; however, the widespread geographical locations of our operations serve to mitigate the overall impact on our business in any particular geographic region. Spring months in Canada, summer in the Southern hemisphere, and winter months in the North Sea and Russia typically have lower demand, driving a negative impact on operations. Additionally, heavy rains, hurricanes, unusual wildfires, extreme freezes or other unpredictable or unusually harsh natural phenomena could lengthen the periods of reduced activity and have a detrimental impact on our operations. In addition, customer spending patterns for our products and services may result in higher activity in the fourth quarter of each calendar year as our customers seek to fully utilize their annual budgets.

Russia Ukraine Conflict

On February 24, 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response we evaluated, and continue to evaluate, our operations, with the priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions.

Revenues in Russia were approximately 5% of our total revenue for the year ended December 31, 2024, and were approximately 6% of our total revenues for the year ended December 31, 2023 and 7% for the year ended December 31, 2022. As of December 31, 2024, our Russia operations included $82 million in cash, $95 million in other current assets, $56 million in property, plant and equipment and other non-current assets, and $45 million in liabilities. As of December 31, 2023, our Russia operations included $62 million in cash, $94 million in other current assets, $76 million in property, plant and equipment and other non-current assets, and $62 million in liabilities.

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

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations in the U.S. and globally relating to the energy industry in general and the environment in particular. Our 2024 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2025 to be material. We continuously monitor and strive to maintain compliance with changes in laws and regulations that impact our business.

Weatherford International plc – 2024 Form 10-K | 5

Table of Contents    Item 1 | Business
We have obligations and expect to incur capital, operating and maintenance, and remediation expenditures, as a result of compliance with environmental laws and regulations. Among those obligations, are the current requirements imposed by the Texas Commission on Environmental Quality (“TCEQ”) at a former facility in Midland, Texas where we are performing a TCEQ-approved Remedial Action Plan (“RAP”) to address contaminated ground water. The performance of the RAP and related expenses are scheduled to be performed over a twenty to thirty-year period and, may cost as much as $11 million, recorded as an undiscounted obligation and have remained unchanged on the Consolidated Balance Sheets since December 31, 2022.

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

Focus on Safety

Weatherford is committed to the health, safety, and well-being of our employees, customers, and the communities in which we operate. We strive to be a company that is incident free, fulfills our commitments, and leaves the environment and communities we engage with in a better state than we found them. Our company values are built on the foundation of safety, and we recognize that a safe operation is also an efficient operation. To ensure we maintain this commitment, we have adopted the International Association of Oil & Gas Producers’ (“IOGP”) Life-Saving Rules and Start Work Checks, which guide our proactive approach to safety. These industry-standard rules are designed to improve human performance and raise awareness of the high risk activities most likely to result in injury or fatality.

Our dedication to safety and service quality is embedded at every level of our organization. The Operational Excellence and Performance System (OEPS) is our integrated quality, health, safety, security, and environmental management system. OEPS not only meets international management system standards, such as ISO 45001, but also supports our employees in the field so that we deliver on customer commitments without compromising on quality, health, safety, security, or environmental performance. Additionally, we have safety programs aimed at educating employees on best practices, and our Stop Work Authority program empowers them to intervene if they observe or anticipate unsafe behaviors or conditions.

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
Weatherford International plc – 2024 Form 10-K | 6

Table of Contents    Item 1 | Business
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

In 2024, we continued to advance our program and awareness throughout the organization, including conducting celebrations across the Company that foster collaboration and meaningful conversations regarding DE&I. We trained our employees on unconscious bias and continued our focus on NextGen, our field engineering graduate program designed to accelerate the development of defined competencies and skillsets to prepare participants for future leadership positions, as well as our localization programs for select customers to develop local talent. In addition, we continued to expand participation in the Women of Weatherford (“WOW”), an employee resource group that seeks to engage, support, empower, and inspire women to foster professional growth and advancement across our regions and employee levels, while also promoting volunteerism and giving back to our local communities.

Community Impact and Volunteering

In addition to investing in our employees, we are committed to making a positive impact in the communities in which we live and work. Across the globe, our employees give back to organizations who need support in terms of donated items, volunteered time, and financial giving. For example, our team in Canada participates in an annual radiothon to support a local hospital and provides meals to over 900 unhoused and food insecure individuals. Our teams across the Latin America and Europe and Africa regions participate in activities to raise support for breast cancer awareness. Our teams across Asia, the Middle East and North Africa regions donate time and resources to support children in need. In the United States, we continue to raise funds and awareness to find a cure for Multiple Sclerosis (“MS”) through the MS Society and through our annual Weatherford Walks event, we raised approximately $500,000 benefiting a number of local not-for-profit organizations.

Employee Statistics

As of December 31, 2024, Weatherford had approximately 19,000 employees globally. Some of our operations are subject to union contracts and these contracts cover approximately 17% of our employees.

Executive Officers of Weatherford

The following table sets forth, as of February 6, 2025, the names and ages of the executive officers of Weatherford, including all offices and positions held by each for at least the past five years. There are no family relationships between the executive officers of the Company or between any director and any executive officer of the Company.

Name	Age	Current Position and Five-Year Business Experience
Girishchandra K. Saligram	53	President and Chief Executive Officer of Weatherford International plc, since October 2020
		Senior Vice President and Chief Operating Officer of Exterran Corporation from August 2018 to September 2020
Arunava Mitra	52	Executive Vice President and Chief Financial Officer of Weatherford International plc, since January 2023
		Executive Vice President and Chief Financial Officer of Mitsubishi Power Americas Inc. from October 2021 to December 2022
		Executive Vice President and Chief Financial Officer of Mitsubishi Hitachi Power Systems of Americas Inc. from October 2014 to October 2021
Scott C. Weatherholt (a)	47	Executive Vice President, General Counsel, and Chief Compliance Officer of Weatherford International plc, since July 2020
		Senior Vice President and General Counsel of Arena Energy, L.P., from September 2019 to July 2020
Weatherford International plc – 2024 Form 10-K | 7

Table of Contents    Item 1 | Business

		Executive Vice President, General Counsel, and Corporate Secretary at Midstates Petroleum Company, Inc., from February 2015 to August 2019
Richard D. Ward	56	Executive Vice President, Global Field Operations of Weatherford International plc, since January 2024
		Senior Vice President, Subsea Production Systems of Baker Hughes Co, from May 2021 to December 2022
		Senior Vice President, Strategic Planning & Solutions of Baker Hughes Co, from October 2019 to May 2021
		Vice President, Marketing, Strategy & Solutions of Baker Hughes Co, from August 2017 to October 2019
David J. Reed	51	Executive Vice President and Chief Commercial Officer of Weatherford International plc, since January 2024
		Senior Vice President and Chief Commercial Officer of Weatherford International plc, from August 2021 to December 2023
		Vice President of Sales, Tenaris, from July 2015 to January 2021
Depinder Sandhu	49	Executive Vice President, Global Product Lines of Weatherford International plc, since January 2024
		Senior Vice President, Global Product Lines of Weatherford International plc, from December 2021 to December 2023
		Senior Director, Corporate Strategy of Weatherford International plc, from April 2021 to November 2021
		Vice President, Business Development & Strategy of Weatherford International plc, from July 2020 to March 2021
		Director, Service Delivery of Weatherford International plc, from November 2017 to May 2020
Kristin Ruzicka	42	Executive Vice President, Chief Human Resources Officer & Sustainability at Weatherford since January 2025
		Senior Vice President, Chief Human Resources Officer & Sustainability at Weatherford from December 2023 to January 2025
		Senior Vice President, Human Resources Operations and Sustainability at Weatherford from April 2023 to December 2023
		Senior Vice President, Quality, Service Excellence and Sustainability at Weatherford from September 2021 to April 2023
		Senior Vice President, Quality and Service Excellence at Weatherford from June 2021 to September 2021
		Vice President and General Manager Reliability Services at Allied Reliability from October 2018 to June 2021
Todd Glance	52	Executive Vice President, Customer Delivery of Weatherford International plc since August 2024
		Independent business advisor from April 2023 to July 2024
		Executive Vice President of Operations, Otis Worldwide Corporation, from April 2020 to March 2023
		Senior Vice President of Operations, United Technology Corporation, from June 2019 to April 2020
Desmond J. Mills	52	Senior Vice President and Chief Accounting Officer of Weatherford International plc, since November 2021 (Interim Chief Financial Officer August 2022 to January 2023)
		Vice President and Chief Accounting Officer of Weatherford International plc, from March 2021 to November 2021
		Segment Compliance Manager, Construction Industries Segment, Caterpillar Inc., from July 2020 to March 2021
		Division Chief Financial Officer, Integrated Components and Solutions Division, Caterpillar Inc., from September 2018 to July 2020

Weatherford International plc – 2024 Form 10-K | 8

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

Weatherford International plc – 2024 Form 10-K | 9

Table of Contents    Item 1 | Business
Our fulfillment system relies on a global network of external suppliers and service providers, which may be impacted by macroeconomic conditions, changes in trade policy and geopolitical conflict and instability. Shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could have a material adverse effect on our business, financial condition and results of operations.

We purchase a variety of raw materials, as well as parts and components made by other manufacturers and suppliers for use in our manufacturing facilities. Our global supply chain is also subject to macroeconomic conditions and political risks. Adverse macroeconomic conditions, including inflation, slower growth or recession and higher interest rates could create disruptions in our supply chain. Changes in trade policy, like the introduction of new tariffs, may negatively impact our ability to source components at prices and other terms that are acceptable to us. Similarly, geopolitical risks, including instability resulting from civil unrest, political demonstrations, strikes and armed conflict or other crises in the oil and gas producing regions, such as the Russia Ukraine Conflict and the resulting sanctions, could change the global supply chain dynamics and demand. A disruption in deliveries to or from suppliers, or decreased availability of materials at acceptable prices or at all, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Also, certain parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases may be sourced through a single supplier, manufacturer or service provider. A disruption in the deliveries from such third‑party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment could adversely affect our ability to meet our commitments to customers and have a material adverse effect on our business, financial condition and results of operations.

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

Certain financial institutions, institutional investors and other sources of capital may limit or eliminate their investment in financing of conventional energy-related activities due to concerns about climate change, which could make it more difficult for our customers and for us to finance our respective businesses. Increasing attention to climate change, ESG and sustainability may result in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations.

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

Weatherford International plc – 2024 Form 10-K | 10

Table of Contents    Item 1 | Business
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
The U.S. accounted for 15%, 16% and 20% of revenues in 2024, 2023 and 2022, respectively. The rest of our revenues were from non-U.S. operations. Operations in countries other than the U.S. are subject to various risks, including:

•global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies and tariffs, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict and conflicts in the Middle East);
•failure to meet local standards and requirements from national oil companies;
Weatherford International plc – 2024 Form 10-K | 11

Table of Contents    Item 1 | Business
•general global economic repercussions related to U.S. and global inflationary pressures and potential recessionary concerns;
•failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to those related to the Russia Ukraine Conflict, and environmental and tax and accounting laws, rules and regulations;
•changes in, and the administration of, treaties, laws, and regulations, including in response to issues related to the Russia Ukraine Conflict or conflicts in the Middle East and the potential for such issues to exacerbate other risks we face;
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

Approximately 10% of our 2024 revenue and approximately 26% of our December 31, 2024 accounts receivables were related to our largest customer in Mexico. We expect the concentration risk to continue into 2025. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations; and delays or failures to pay or defaults, if any, could negatively impact the future results of the Company. Additionally, business slowdowns or other items impacting the financial health of the customer could potentially have an adverse impact on our results of operations.

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

The occurrence of a cybersecurity incident can go unnoticed for a period of time despite efforts to detect and respond in a timely manner. Any investigation of a cybersecurity incident is inherently unpredictable, and it takes time before the completion of any investigation and before there is availability of full and reliable information. Even when an attack has been detected, it is not always immediately apparent what the full nature and scope of any potential harm may be, or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which further
Weatherford International plc – 2024 Form 10-K | 12

Table of Contents    Item 1 | Business
increase the risks, costs and consequences of a cybersecurity event or other technology disruption. As cybersecurity incidents and attacks continue to evolve, we may be required to expend significant additional resources and incur significant expenses to continue to modify or enhance our protective measures or to investigate, respond to or remediate any information security vulnerabilities.

Depending on the nature and scope of the cybersecurity incident, it could have a material adverse effect on our business, reputation, financial condition and results of operations.

A pandemic could significantly weaken demand for our products and services and have a substantial negative impact on our business, financial condition, results of operations and cash flows.

Pandemics, such as the COVID-19 pandemic, have caused and could again cause volatile regional and global economic conditions that exacerbate the potential negative impact from many of the other risks we face. We believe that a future pandemic may result in impacts including but not limited to:

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
Weatherford International plc – 2024 Form 10-K | 13

Table of Contents    Item 1 | Business

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

Changes in economic and/or market conditions such as the condition of capital and equity markets may impact the price of our ordinary shares and our ability to borrow. Furthermore, if our credit rating is downgraded, it could increase our cost of borrowing.

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

Weatherford International plc – 2024 Form 10-K | 14

Table of Contents    Item 1 | Business
Our indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.

As of December 31, 2024, we had $17 million of short-term and $1.6 billion of long-term debt, all accruing interest. If business activity declines, or otherwise does not increase, our level of indebtedness could have negative consequences for our business, financial condition and results of operations, including:

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

Weatherford International plc – 2024 Form 10-K | 15

Table of Contents    Item 1 | Business
The terms of our indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.

The Credit Agreement and the indentures governing our 8.625% Senior Notes maturing April 30, 2030 (the “2030 Senior Notes”), contain certain restrictive or limiting covenants that may impose significant operating and financial restrictions on us and may limit our ability to engage in acts that we may believe to be in our long-term best interest, including the following:

•restricting additional indebtedness;
•restricting or limiting payment of dividends and other distributions;
•limiting prepayment, redemption or repurchase certain debt;
•limiting making loans and assets; and
•limiting selling assets and incur liens

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

Failure to make timely investments in technology and to utilize artificial intelligence appropriately and safely could adversely affect our ability to successfully compete with other companies in our industry.

The business in which we operate is highly competitive and rapidly evolving. Our business may be adversely affected if we fail to make timely investments in new technology and to utilize artificial intelligence in our internal-facing systems and processes, as well as in our external-facing environment, in response to changes in the market.

There may be circumstances that adversely affect our ability to declare and pay dividends or repurchase shares.

In 2024, we announced our shareholder returns program under which we intend to pay regular quarterly cash dividends and have the authorization to repurchase up to $500 million shares over a three year period. Dividends and share repurchases are authorized and determined by our Board of Directors at its sole discretion and depend upon a number of factors, including our financial results, cash requirements, capital management plans, changes in applicable laws, contractual restrictions such as financial or operating covenants, and future prospects, as well as such other factors deemed relevant by our Board of Directors. We can provide no assurance that we will pay dividends or make share repurchases at current levels or at all. Any elimination of, or downward revision in, our dividend payout or share repurchase program could have an adverse effect on the market price of our ordinary shares.

Weatherford International plc – 2024 Form 10-K | 16

Table of Contents    Item 1 | Business
Our acquisitions may not result in anticipated benefits and may present risks not originally contemplated, which may have an adverse affect on our business.

The acquisition of additional businesses and assets is part of our growth strategy. We may experience difficulties completing acquisitions or integrating new businesses and properties, and we may be unable to achieve the expected benefits from future acquisitions. Additionally, we cannot provide any assurance that we will be able to find complementary acquisition targets or complete such acquisitions, or achieve the desired results from such acquisitions. Any acquired businesses or assets will be subject to many of the same risks as our existing businesses and may not achieve the levels of performance that we anticipate.

We may not realize anticipated operating advantages and cost savings. Future acquisitions may require us to structure new financing arrangements, assume additional liabilities and expenses, as well as incur subsequent write-downs of acquired assets. In addition, the integration of acquired businesses or assets involves a number of risks, including (i) the loss of key customers of the acquired business; (ii) demands on management related to the increase in our size; (iii) the diversion of management’s attention from the management of daily operations; (iv) difficulties in implementing or unanticipated costs of accounting, budgeting, reporting, internal controls and other systems; and (v) difficulties in the retention and assimilation of necessary employees. Difficulties in integration may be magnified if we make multiple acquisitions over a relatively short period of time.

Because of difficulties in combining and expanding operations, we may not be able to achieve the cost savings and other benefits that we hoped to achieve after these acquisitions, which could negatively impact our financial condition and results of operations.

Consolidation in our industry may impact our results of operations.

There have been significant business consolidations within the oil and gas industry in recent years. These and any future consolidations may result in our reduced market share and reduced capital spending by our customers which may lead to a lower demand for our products and services.

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
Weatherford International plc – 2024 Form 10-K | 17

Table of Contents    Item 1 | Business
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

Weatherford International plc – 2024 Form 10-K | 18

Table of Contents    Item 1 | Business
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

The United States could treat Weatherford International plc (our parent corporation) as a United States taxpayer under IRC Section 7874.

Because Weatherford International plc is organized under the laws of Ireland, we would generally be classified as a foreign corporation for U.S. tax purposes under the general rule that a corporation is considered tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. However, the IRS may assert that we should be treated as a U.S. corporation (and therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended. In addition, a retroactive change to U.S. tax laws in this area could change this classification. If we are to be treated as a U.S. corporation for federal tax purposes, we could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation.

The rights of our shareholders are governed by Irish law; Irish law differs from the laws in effect in the United States and may afford less protection and increased obligations to holders of our securities.

As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States. In addition, depending on the circumstances, the acquisition, ownership and/or disposition of our ordinary shares may subject shareholders to different or additional tax consequences under Irish law including, but not limited to, Irish stamp duty, dividend withholding taxes and capital acquisitions taxes.

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
Weatherford International plc – 2024 Form 10-K | 19

Table of Contents    Item 1 | Business
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

We rely extensively on our information systems to manage our business, data, communications, supply chain, ordering, pricing, billing, inventory replenishment, accounting functions, and other processes. Our enterprise resource systems are subject to damage or interruption from various sources, including obsolescence, power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events, terrorism, and human error, and our disaster recovery planning cannot account for all eventualities. Our disaster recovery measures may or may not address all potential contingencies. If our infrastructure becomes damaged, fail to function properly, or otherwise becomes compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data or interruptions or delays in our ability to perform critical functions, which could adversely affect our business, operating results, or financial condition.

Furthermore, certain of our infrastructure are aged and may require periodic modifications, upgrades, and replacements which may subject us to risks, including operating disruptions, substantial capital expenditures, or additional cost to implement. Any of the aforementioned interruptions, as well as the failure to properly or efficiently modify, upgrade, replace or implement our infrastructure on a timely basis could materially disrupt our operations, and have a material adverse effect on our financial results.

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

Weatherford’s cybersecurity program has been developed by the CIO and the information security team with oversight from our Board of Directors and in coordination with key members of our finance, assurance and legal teams. The information security team is comprised of specialists with a mix of government and public-sector cybersecurity experience, combined, they have years of experience selecting, deploying and operating cybersecurity technologies and initiatives globally. Many of our professionals hold university degrees in cybersecurity, information technology, management of information systems and related fields, along with industry-recognized certifications such as CISSP, CASP+, CEH and other related certifications. The team leverages a risk-based approach in an effort to facilitate protection, detection and rapid response to threats. We seek to validate our approach through NIST Cyber Security Risk Assessments conducted by third parties and tested through penetration tests and tabletop exercises, as well as internal and external audits.

Information security is a key part of the Company’s Enterprise Risk Management (“ERM”) program, which is designed to identify and evaluate potentially material risks, the potential impact of these risks on the enterprise, as well as steps to control and mitigate those risks. The Company has established an ERM Committee that meets regularly to evaluate risks and coordinate a
Weatherford International plc – 2024 Form 10-K | 20

Table of Contents         Item 1B through Item 4 | Unresolved Staff Comments through Mine Safety
consistent approach to risk mitigation across the enterprise, including risks related to cybersecurity. The ERM Committee is comprised of certain members of our cross-functional executive leadership team.

The CIO reports quarterly to senior management, including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and General Counsel, among others, on the status of company-wide cybersecurity initiatives, risks and other developments. The CIO or key members of the executive leadership team update the audit committee of our Board of Directors periodically on the cybersecurity landscape, the status of ongoing initiatives and any threats or other issues. The audit committee has ultimate oversight over the cybersecurity of the organization.

Protection

Employee Awareness and Training

Weatherford offers multilingual training sessions and awareness campaigns to better equip our employees with knowledge and tools to safeguard our information systems. Cybersecurity training is an integral part of our employee development program, beginning with comprehensive onboarding sessions to establish foundational knowledge. To ensure ongoing awareness and preparedness, employees complete annual refresher courses, which reinforce best practices and address emerging cybersecurity threats. Additionally, Weatherford performs periodic phishing simulations and training to enhance employee vigilance against social engineering attacks. We also provide industry-specific cybersecurity training to relevant employees to address sector-specific risks and strengthen our organization’s overall security posture. Employees are encouraged to report on cybersecurity threats, data privacy incidents, or any other concerns.

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

Protection Systems

Weatherford has made significant investments in cyber protection systems, including by engaging third party service providers to actively search and monitor information systems for vulnerabilities through penetration testing and other means. In addition, we use a comprehensive suite of cybersecurity tools and software, aligned with government and industry best practices, including multi-factor authentication, complex passwords and advanced security controls, across all major Weatherford systems in an effort to strengthen defenses and prevent unauthorized access.

Weatherford personnel conduct risk assessments on third-party products and platforms through a structured checklist-based review and interview process that aim to validate implemented security controls and mitigate risk to our organization. This process includes evaluating security architecture, verifying certifications and reviewing results of external security assessments. Additional documentation may be requested to clarify technical measures, compliance reports or risk treatment plans. Cybersecurity approval is a key factor in approving a new third-party product or platform.

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

Weatherford International plc – 2024 Form 10-K | 21

Table of Contents         Item 1B through Item 4 | Unresolved Staff Comments through Mine Safety
While we believe our approach to cybersecurity is reasonable, given the rapidly evolving nature of cybersecurity incidents, there can be no assurance that the controls we have designed and implemented will be sufficient in preventing future incidents or attacks. To date, no cybersecurity incident or issue has had a material impact on us. See “Item 1A –Risk Factors – Our business could be negatively affected by cybersecurity incidents and other technology disruptions” for more information about cybersecurity risk.

Item 2. Properties.

We conduct business in approximately 75 countries and have manufacturing facilities, research and technology centers, fluids and processing centers and sales, service and distribution locations throughout the world. Our principal executive offices are in Houston, Texas, U.S. We own or lease numerous other facilities such as service centers, shops, sales and administrative offices throughout the geographic regions in which we operate. The major service centers where we support our segment operations are located in Villahermosa, Mexico; Dhahran, Saudi Arabia; Neuquen, Argentina; Abu Dhabi, United Arab Emirates; Mina Abdulla, Kuwait; Nimr, Oman; Al Khobar, Saudi Arabia; Odessa, Texas, U.S.; Aberdeen, United Kingdom and Broussard, LA, U.S. We operate research and technology centers in Houston, Texas, U.S.; Loughborough, United Kingdom; and Mumbai, India and have major manufacturing centers in JiangSu, China; Abu Dhabi, United Arab Emirates; Huntsville, Texas, U.S. and Vadodara, India.

All of our material U.S., Canada and United Kingdom properties are mortgaged to the lenders under our Credit Agreement. Our remaining owned properties are unencumbered; however, the lenders could require we mortgage certain of these properties as well. We believe the facilities that we currently occupy are suitable for their intended use.

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
•See also “Item 1. Business” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12 – Disputes, Litigation and Legal Contingencies.”

It is possible that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases that would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material.

Item 4. Mine Safety Disclosures.

Not applicable.

Weatherford International plc – 2024 Form 10-K | 22

Table of Contents    Item 5 | Market for Registrants Ordinary Shares

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In June 2021, we became subject to the reporting requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Our ordinary shares began trading on the Nasdaq Global Select Market on June 2, 2021 under the ticker symbol “WFRD.” As of February 1, 2025, we had 68 shareholders of record. The actual number of shareholders is considerably greater than the number of shareholders of record and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

On July 23, 2024, we announced our shareholder returns program, including our Board of Directors authorization of a dividend program under which we intend to pay regular quarterly cash dividends, subject to our Board’s discretion. During the twelve months ended December 31, 2024, we paid $36 million in dividends and accrued $2 million in dividend equivalent rights on share-based awards. Dividends are authorized and determined by our Board of Directors at its sole discretion and depend upon a number of factors, including our financial results, cash requirements, capital management plans, changes in applicable laws, contractual restrictions, such as financial or operating covenants, and future prospects, as well as such other factors deemed relevant by our Board of Directors. We can provide no assurance that we will pay dividends at current levels or at all. See “Note 19 – Subsequent Event” for detail regarding our latest declared dividend.

The following graph shows a comparison of cumulative total shareholder return on our ordinary shares, the Dow Jones U.S. Index (“DJI”), the Dow Jones U.S. Oil Equipment and Services Index (“DJUSOI”), the Philadelphia Oil Service Index (“OSX”), the VanEck Oil Services ETF (“OIH”) and the Standard & Poor’s 500 Index (“S&P 500”) from June 2, 2021 (date we began trading on NASDAQ) through 2024. The graph assumes $100 was invested in each of the Company’s ordinary shares, and aforementioned indices. Note that past stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$800
$600
$400
$200
$—
06/02/21
12/31/21
12/31/22
12/31/23
12/31/24
Weatherford International plc
Dow Jones U.S. Oil Equipment and Services Index
Dow Jones U.S. Index
Philadelphia Oil Service Index
VanEck Oil Services ETF
Standard & Poor's 500 Index

Weatherford International plc – 2024 Form 10-K | 23

Table of Contents    Item 5 | Market for Registrants Ordinary Shares

Weatherford International plc – 2024 Form 10-K | 24

	06/02/21	12/31/21	12/31/22	12/31/23	12/31/24
Weatherford International plc	$100	$216	$398	$764	$559
Dow Jones U.S. Oil Equipment and Services Index	$100	$95	$130	$135	$161
Dow Jones U.S. Index	$100	$105	$96	$109	$123
Philadelphia Oil Service Index	$100	$82	$131	$131	$113
VanEck Oil Services ETF	$100	$83	$136	$139	$122
Standard & Poor’s 500 Index	$100	$113	$91	$114	$140

The following is a summary of our repurchases of our ordinary shares during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
October 1 - 31	122,366	$86.56	122,366	$439,200,231
November 1 - 30	222,177	$84.02	222,177	$420,533,493
December 1 - 31	261,357	$74.99	261,357	$400,933,372
Total	605,900	$80.64	605,900

(1) On July 23, 2024, we announced a program under which we may repurchase our ordinary shares from time to time, up to $500 million through June 2027. Approximately $401 million remained authorized for repurchases as of December 31, 2024. From the inception of this program through December 31, 2024, we have repurchased approximately 1.1 million ordinary shares for $99.1 million.

Weatherford International plc – 2024 Form 10-K | 25

Table of Contents    Item 7 | MD&A

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this item, “Weatherford”, “the Company,” “we,” “us” and “our” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis.

The following discussion should be read in conjunction with the earlier section “Item 1. Business” and our Consolidated Financial Statements and Notes thereto included later in “Item 8. Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements include certain risks and uncertainties. For information about these risks and uncertainties, refer to the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. Risk Factors.” The following section generally discusses our financial condition and results of operations for fiscal year ended December 31, 2024 compared to fiscal year ended December 31, 2023. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 7, 2024, for a discussion regarding our financial condition and results of operations for fiscal year ended December 31, 2023 as compared to fiscal year ended December 31, 2022.

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

	Year Ended December 31,
	2024	2023
Oil price - WTI (1)	$76.55	$77.64
Oil price - Brent (1)	$80.53	$82.47
Natural Gas price - HH (2)	$2.19	$2.54
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Year Ended December 31,
	2024	2023
North America	786	864
International	948	948
Worldwide	1,734	1,812

In addition, there may be future impacts and effects on our industry relating to the new U.S. Presidential administration and Congress in areas relating to global trade policy and tariffs, global conflicts and resulting sanctions, environmental regulation and others. The Company continues to monitor these developments, but the impact and timing of these changes on our business is uncertain.

Weatherford International plc – 2024 Form 10-K | 26

Table of Contents    Item 7 | MD&A
Consolidated Statements of Operations - Operating Income Summary

Revenues totaled $5.51 billion in 2024, an increase of $378 million, or 7% compared to 2023. Year-over-year in 2024, product revenues increased 8% and service revenues increased 7%. WCC and DRE contributed to 47% and 39% of the increase in revenues, respectively, with the remainder from higher activity in integrated services and projects. This was partially offset by a decrease from PRI. Geographically, growth in 2024 was led by improvements in the Middle East/North Africa/Asia, Europe/Sub-Sahara Africa/Russia and Latin America regions which contributed to 81%, 23% and 2% of the increase, respectively, partly offset by a revenue decline in North America. Approximately 90% of our revenue increase in 2024 was due to increased customer demand including as a result of business acquisitions during the year, with the remainder primarily from pricing and market share improvements.

Average oil prices in 2024 decreased 1% for West Texas Intermediate crude oil and decreased 2% for Brent North Sea crude oil compared to 2023. Henry Hub natural gas prices decreased 14% compared to 2023. Global rig counts decreased 4% compared to 2023 with North America rig count decreasing by 9% and international rig count remaining flat. The year-over-year decrease in average oil and natural gas prices and the decrease in the North America rig count reflects the lower market demand and oversupply of natural gas in the region.

Operating income of $938 million in the twelve months ended December 31, 2024, increased 14% compared to $820 million in the twelve months ended December 31, 2023, primarily driven by improved operational efficiencies from increased resource utilization, in addition to cost reduction initiatives implemented by the Company in the second half of 2024 and the impact of lower employee incentive compensation. Cost of products and services of $3.61 billion increased $210 million, or 6%, in 2024 compared to 2023, to support the increased overall activity across our segments. Our cost of products and services as a percentage of revenues was 65% in 2024, an improvement compared to 66% in 2023.

Selling, general, administrative and research and development costs of $914 million decreased $2 million driven by a decrease in the cost of employee incentive programs. This was offset by an increase in research and development investment in newer technologies and an increase in overhead to support organization growth. These costs as a percentage of revenues were 17% in 2024, an improvement compared to 18% in 2023.

Other charges of $56 million increased $52 million in 2024 compared to 2023, primarily due to an increase in severance and restructuring costs, and fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest expense, net primarily represented for each year, the interest on our outstanding long-term debt (see “Note 8 – Borrowings and Other Debt Obligations” to our Consolidated Financial Statements for additional details) offset by interest income. Interest expense, net, of $102 million in 2024, decreased $21 million, or 17%, compared to 2023 primarily after the early and full repayment of our 6.5% Senior Secured Notes maturing September 15, 2028 in 2024.

Loss on Blue Chip Swap Securities

An indirect foreign exchange mechanism known as the Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from operations in Argentina. During each of the years ended December 31, 2024 and 2023, we entered into a series of BCS securities transactions that resulted in a “Loss on Blue Chip Swap Securities” of $10 million and $57 million, respectively. See “Note 17 – Blue Chip Swap Securities - Argentina” to our Consolidated Financial Statements for additional details.

Other Expense, Net

Other expense, net, is primarily comprised of foreign exchange losses, letter of credit fees, other financing charges and bond redemption fees. Other expense, net, was $47 million lower in 2024 as compared to 2023, which was primarily attributable to lower foreign currency losses. Foreign currency losses totaled $56 million and $116 million in 2024 and 2023, respectively, and was primarily driven by losses on the Argentine Peso.

Weatherford International plc – 2024 Form 10-K | 27

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

The income tax provision and respective effective tax rate was $189 million and 26% and $57 million and 11% for 2024 and 2023, respectively.

Our income tax provisions in 2024 and 2023 are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Impairments and other charges recognized do not result in significant tax benefit as a result of being attributed to a non-income tax jurisdiction or our inability to forecast realization of the tax benefit of such losses.

For the year ended December 31, 2024, income tax expense was higher than 2023, primarily driven by increased activity and operating profits, profit mix in various jurisdictions that we operate, and lower valuation allowance releases. During the year ended December 31, 2023, income tax expense was lower by $115 million, due to the release of valuation allowances and the recognition of benefits from previously uncertain tax positions. Those benefits were offset by the establishment of valuation allowance of approximately $50 million against the sale of Blue Chip Swap securities and currency devaluation in Argentina (see Note 17 – Blue Chip Swap Securities - Argentina).

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our consolidated financial statements. As of December 31, 2024, we anticipate that it is reasonably possible that the amount of our uncertain tax positions of $201 million may decrease by up to $31 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

Weatherford International plc – 2024 Form 10-K | 28

Table of Contents    Item 7 | MD&A
Results of Operations by Segment

	Year Ended December 31, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,682	$1,976	$1,452	$403	$5,513

Direct Costs(a)	(1,007)	(1,174)	(955)
Other Expense(b)	(208)	(238)	(178)
DRE Segment Adjusted EBITDA	467				467
WCC Segment Adjusted EBITDA		564			564
PRI Segment Adjusted EBITDA			319		319
All Other					84
Corporate					(52)
Depreciation and Amortization					(343)
Share-based Compensation Expense (c)					(45)
Other Credits (Charges)					(56)
Operating Income					$938
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.
(c)See “Note 13 – Share-Based Compensation” for additional information.

	Year Ended December 31, 2023
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,536	$1,800	$1,472	$327	$5,135

Direct Costs(a)	(920)	(1,091)	(953)
Other Expense(b)	(194)	(254)	(196)
DRE Segment Adjusted EBITDA	422				422
WCC Segment Adjusted EBITDA		455			455
PRI Segment Adjusted EBITDA			323		323
All Other					38
Corporate					(52)
Depreciation and Amortization					(327)
Share-based Compensation Expense (c)					(35)
Other Credits (Charges)					(4)
Operating Income					$820
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.
(c)See “Note 13 – Share-Based Compensation” for additional information.

Weatherford International plc – 2024 Form 10-K | 29

Table of Contents    Item 7 | MD&A
Weatherford International plc – 2024 Form 10-K | 30

Table of Contents    Item 7 | MD&A

	Year Ended December 31, 2022
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,328	$1,521	$1,395	$87	$4,331

Direct Costs(a)	(833)	(995)	(950)
Other Expense(b)	(171)	(227)	(184)
DRE Segment Adjusted EBITDA	324				324
WCC Segment Adjusted EBITDA		299			299
PRI Segment Adjusted EBITDA			261		261
All Other					1
Corporate					(68)
Depreciation and Amortization					(349)
Share-based Compensation Expense (c)					(25)
Other Credits (Charges)					(31)
Operating Income					$412
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.
(c)See “Note 13 – Share-Based Compensation” for additional information.

Weatherford International plc – 2024 Form 10-K | 31

Table of Contents    Item 7 | MD&A
DRE Results

2024 vs 2023

	Twelve Months Ended		Variance
($ in Millions)	Dec 31, 2024	Dec 31, 2023	$	% or bps
Revenue	$1,682	$1,536	$146	10%
Direct Costs	(1,007)	(920)	(87)	(9)%
Other Expense	(208)	(194)	(14)	(7)%
Segment Adjusted EBITDA	$467	$422	$45	11%
Segment Adj EBITDA Margin	27.8%	27.5%	n/m	29	bps

DRE revenues of $1.7 billion in 2024 increased by $146 million or 10% compared to 2023 with approximately 70% of the increase from wireline activity as a result of business acquisitions during the year and approximately 30% from drilling related services activity. Geographically, the Middle East/North Africa/Asia and Europe/Sub-Sahara Africa/Russia regions contributed approximately 50% and 30%, respectively, to the regions with revenue growth, offset by lower activity in the Latin America region.

DRE segment adjusted EBITDA of $467 million in 2024 increased by $45 million or 11% compared to 2023. DRE segment adjusted EBITDA margin was 27.8% in 2024 compared to 27.5% in 2023. The year-over-year improvement in segment adjusted EBITDA was primarily due to higher managed pressure drilling and wireline activity. This was partly offset by lower activity in Latin America. Both direct costs and other expense generally increased in line with the increase in activity. However, the rate of increase in direct costs and other expense was lower than the rate of increase in revenue, contributing to the slight increase in margin.
2023 vs 2022

	Twelve Months Ended		Variance
($ in Millions)	Dec 31, 2023	Dec 31, 2022	$	% or bps
Revenue	$1,536	$1,328	$208	16%
Direct Costs	(920)	(833)	(87)	(10)%
Other Expense	(194)	(171)	(23)	(13)%
Segment Adjusted EBITDA	$422	$324	$98	30%
Segment Adj EBITDA Margin	27.5%	24.4%	n/m	308	bps

DRE revenues of $1.5 billion in 2023 increased by $208 million or 16% compared to 2022 due to higher demand and activity with approximately 70% of the increase from drilling-related services. Geographically, approximately 55% of the overall revenue growth came from Latin America and approximately 25% from the Middle East/North Africa/Asia regions.

DRE segment adjusted EBITDA of $422 million in 2023 increased by $98 million or 30% compared to 2022. DRE segment adjusted EBITDA margin was 27.5% in 2023 compared to 24.4% in 2022. The rate of increase in direct costs and other expense was lower than the rate of increase in revenue, contributing to the increase in margin.

Weatherford International plc – 2024 Form 10-K | 32

Table of Contents    Item 7 | MD&A
WCC Results

2024 vs 2023

	Twelve Months Ended		Variance
($ in Millions)	Dec 31, 2024	Dec 31, 2023	$	% or bps
Revenue	$1,976	$1,800	$176	10%
Direct Costs	(1,174)	(1,091)	(83)	(8)%
Other Expense	(238)	(254)	16	6%
Segment Adjusted EBITDA	$564	$455	$109	24%
Segment Adj EBITDA Margin	28.5%	25.3%	n/m	326	bps

WCC revenues of $2.0 billion in 2024 increased by $176 million or 10% compared to 2023 due to higher demand and activity with approximately 50% of the increase from completions and approximately 30% from liner hangers, partly offset by a decrease in cementation products activity. Geographically, international regions drove revenue growth with the Middle East/North Africa/Asia region contributing approximately 80% of the international revenue growth, partly offset by a decline in North America.

WCC segment adjusted EBITDA of $564 million in 2024 increased by $109 million or 24% compared to 2023. WCC segment adjusted EBITDA margin was 28.5% in 2024 compared to 25.3% in 2023. The year-over-year improvement in segment adjusted EBITDA was primarily due to an increase of overall activity in the Middle East/North Africa/Asia region and improved margin fall through in major product lines across all geographies. Direct costs generally increased in line with the increase in activity. However, the rate of increase in direct costs was lower than the rate of increase in revenue, contributing to the increase in margin. Other expense also contributed to the increase in margin as expenses declined year-over-year due to a reduction in selling, general and administrative costs.

2023 vs 2022

	Twelve Months Ended		Variance
($ in Millions)	Dec 31, 2023	Dec 31, 2022	$	% or bps
Revenue	$1,800	$1,521	$279	18%
Direct Costs	(1,091)	(995)	(96)	(10)%
Other Expense	(254)	(227)	(27)	(12)%
Segment Adjusted EBITDA	$455	$299	$156	52%
Segment Adj EBITDA Margin	25.3%	19.7%	n/m	562	bps

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

WCC segment adjusted EBITDA of $455 million in 2023 increased by $156 million or 52% compared to 2022. WCC segment adjusted EBITDA margin was 25.3% in 2023 compared to 19.7% in 2022. Additionally, the rate of increase in direct costs and other expense was lower than the rate of increase in revenue, contributing to the increase in margin.

Weatherford International plc – 2024 Form 10-K | 33

Table of Contents    Item 7 | MD&A
PRI Results

2024 vs 2023

	Twelve Months Ended		Variance
($ in Millions)	Dec 31, 2024	Dec 31, 2023	$	% or bps
Revenue	$1,452	$1,472	$(20)	(1)%
Direct Costs	(955)	(953)	(2)	—%
Other Expense	(178)	(196)	18	9%
Segment Adjusted EBITDA	$319	$323	$(4)	(1)%
Segment Adj EBITDA Margin	22.0%	21.9%	n/m	3	bps

PRI revenues of $1.5 billion in 2024 decreased by $20 million or 1% compared to 2023 due to lower demand and activity. Of the product lines with year-over-year revenue decline, approximately 65% of the decrease was from pressure pumping. This was partly offset by a revenue increase in intervention services and drilling tools due to increased activity mainly after business acquisitions during 2024. Geographically, the North America and Latin America regions had approximately 50% and 30%, respectively, of the decrease for regions with a revenue decline. This was partly offset by a revenue increase in the Europe/Sub-Sahara Africa/Russia region.

PRI segment adjusted EBITDA of $319 million in 2024 decreased by $4 million or 1% compared to 2023. PRI segment adjusted EBITDA margin was 22.0% in 2024 compared to 21.9% in 2023. The year-over-year decline in segment adjusted EBITDA was primarily due to drop in international pressure pumping activity as well as lower digital solutions activity and margin fall through. This was partly offset by higher margin artificial lift activity. Direct costs were essentially flat year-over-year, while other expense declined year-over-year due to a reduction in selling, general and administrative costs. The decrease in costs partly offset the decrease in revenue, which contributed to the slight increase in margin.

2023 vs 2022

	Twelve Months Ended		Variance
($ in Millions)	Dec 31, 2023	Dec 31, 2022	$	% or bps
Revenue	$1,472	$1,395	$77	6%
Direct Costs	(953)	(950)	(3)	—%
Other Expense	(196)	(184)	(12)	(7)%
Segment Adjusted EBITDA	$323	$261	$62	24%
Segment Adj EBITDA Margin	21.9%	18.7%	n/m	323	bps

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

PRI segment adjusted EBITDA of $323 million in 2023 increased by $62 million or 24% compared to 2022. PRI segment adjusted EBITDA margin was 21.9% in 2023 compared to 18.7% in 2022. Direct costs were essentially flat year-over-year, however revenue more than offset the slightly higher rate of increase in other expense, contributing to the increase in margin.

All Other Results

All other includes results from non-core business activities that do not individually meet the criteria for segment reporting, including integrated services and projects, which includes pass through services and project management services. All other revenues of $403 million, increased $76 million or 23%, in 2024 compared to 2023, primarily due to higher international integrated services and projects resulting in project efficiencies.

Corporate

Corporate was a net expense of $52 million in 2024, which was flat compared to 2023.

Weatherford International plc – 2024 Form 10-K | 34

Table of Contents    Item 7 | MD&A
Depreciation and Amortization

Depreciation and amortization expense in 2024 was $343 million, an increase of $16 million compared to 2023 primarily due to a larger asset base from an increase in our capital expenditures and acquisitions. See “Note 2 – Segment Information”, “Note 5 – Property, Plant and Equipment, Net”, “Note 6 – Intangible Assets, Net” and “Note 18 – Acquisitions” for additional information.

Share-based Compensation

We record share-based compensation expense in “Selling, General and Administrative” on the accompanying Consolidated Statements of Operations. We recognized $45 million in 2024 and $35 million in 2023. The increase was primarily attributable to the cost of performance share units. See “Note 13 – Share-Based Compensation” for additional information.

Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include but are not limited to; the impact from geopolitical conflicts; our customers’ capital expenditures; environmental, social and governance and other sustainability policies and initiatives; world economic, political, trade, and weather conditions; the price of oil, natural gas, and alternatives; and, member-country quota compliance within the Organization of Petroleum Exporting Countries and the expanded alliance (OPEC+); non-OPEC+ investments and project timing. Imbalance across geographies driven by geopolitical conflicts, investment variances and supply disruptions are driving a greater focus on energy security and resiliency, which in turn is creating a shift towards national oil companies and diversification across multiple energy sources (oil, gas, coal, renewables, etc.) to meet domestic and global demand. In the short term, we see increased focus on capital discipline and efficiencies, particularly in our Latin American and North American regions, which we expect to negatively impact demand for our services and products in 2025, as our customers regulate activity timing and services spending, relative to macro-driven factors listed above. We also expect a decline in activity in Russia in 2025. However, we remain constructive on our activity profile over the next several years, as we expect positive macroeconomic conditions coupled with our focus on technology adoption and market penetration, to provide a pathway to multi-year energy demand expansion. The mix of customer spending related to regional and operating environment factors (short-cycle vs. long-cycle projects, offshore vs onshore, reservoir and well development cycles) may also influence the timing, type, and intensity of demand for products and services within our portfolio. We continue to closely monitor macroeconomic conditions, potential supply chain disruptions, inflationary factors, and other labor and logistical constraints that could impact our operations and results.

Our customers continue to face challenges in balancing the cost of extraction activities with securing desired rates of production while achieving acceptable rates of return on investment. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and pressure us to deliver our products and services at competitive rates. Over the long-term, we expect demand for oil and natural gas exploration and production industry as well as new energy platforms to continue to require more advanced technology from the energy service industry. Weatherford delivers innovative energy services that integrate proven technologies with advanced digitization to create sustainable offerings for maximized value and return on investment. We continue to expand our product and services offerings across the well cycle, including well construction and completions remote monitoring, and predictive analytics. Our resiliency continued to show in our performance through 2024, allowing us to also make improvements on our capital structure through debt reduction. We believe we are well positioned to satisfy our customers’ needs, but the level of improvement in our businesses in the future will continue to depend heavily on pricing, volume of work, our ability to offer cost efficient, innovative and effective technology solutions, and our success in gaining market share in new and existing markets.

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

Weatherford International plc – 2024 Form 10-K | 35

Table of Contents    Item 7 | MD&A
Liquidity and Capital Resources

At December 31, 2024, we had cash and cash equivalents of $916 million and $59 million in restricted cash, compared to $958 million of cash and cash equivalents and $105 million of restricted cash at December 31, 2023. The following table summarizes cash provided by (used in) each type of business activity in the periods presented:

	Year Ended December 31,
(Dollars in millions)	2024	2023
Net Cash Provided by Operating Activities	$792	$832
Net Cash Used in Investing Activities	(293)	(289)
Net Cash Used in Financing Activities	(511)	(514)

Operating Activities

Cash provided by operating activities in 2024 was $792 million. The primary operating source of cash was from higher operating income and collections, partly offset by operating spend. The year-over-year decrease was driven by spend on payments to suppliers.

Cash provided by operating activities in 2023 was $832 million. The primary source of cash was from heightened collections activity from our largest customer in Mexico.

Investing Activities

Cash used in investing activities in 2024 was $293 million. The uses of cash in investing activities were for capital expenditures of $299 million, business acquisitions net of cash acquired of $51 million (see “Note 18 – Acquisitions”) and the purchase of Blue Chip Swap securities in Argentina for $50 million (see “Note 17 – Blue Chip Swap Securities - Argentina”). The uses of cash were offset by Blue Chip Swap proceeds of $40 million, $31 million in proceeds from the disposition of assets and $36 million of other investing activities that primarily consisted of sales of short-term investments.

Cash used in investing activities in 2023 was $289 million. The primary uses of cash in investing activities were for capital expenditures of $209 million, the purchase of Blue Chip Swap securities in Argentina for $110 million (see “Note 17 – Blue Chip Swap Securities - Argentina”), and $47 million of other investing activities that primarily consisted of purchases of short-term investments. The uses of cash were offset by Blue Chip Swap proceeds of $53 million and $28 million in proceeds from the disposition of assets.

Financing Activities

Cash used in financing activities in 2024 was $511 million. The primary uses of cash in financing activities were for repayments and repurchases of long-term debt of $287 million (see “Note 8 – Borrowings and Other Debt Obligations”), $99 million for share repurchases (see “Note 14 – Shareholders’ Equity”), $36 million for dividend payments (see “Note 14 – Shareholders’ Equity”) and distributions to noncontrolling interests of $39 million. In addition, we paid $31 million in tax remittances on equity awards. The tax remittances were lower than the same period of the prior year due to a decrease in the quantity of shares vesting. The remaining financing cash uses were primarily for bond redemption premiums and contingent considerations (see “Note 18 – Acquisitions”).

Cash used in financing activities in 2023 was $514 million. The primary uses of cash in financing activities were for repayments and repurchases of long-term debt of $386 million (see “Note 8 – Borrowings and Other Debt Obligations”) and $56 million in tax remittances on equity awards. Additionally, we paid distributions to noncontrolling interests of $52 million. The remaining financing cash uses were primarily for financing fees paid on the Credit Agreement and bond redemption premiums.

Weatherford International plc – 2024 Form 10-K | 36

Table of Contents    Item 7 | MD&A
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

Cash Requirements
Our cash requirements will continue to include payments for principal and interest on our long-term debt, capital expenditures, payments on our finance and operating leases, payments for short-term working capital needs, operating costs, shareholder returns and restructuring payments. We expect to utilize cash in our capital allocation framework, which includes investments in technology and infrastructure upgrades, and in strategic mergers and acquisitions. Our cash requirements also include personnel costs including awards under our employee incentive programs and other amounts to settle litigation related matters. In addition, we have derivative financial instruments where we have notional amounts that do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument, however, in the event of a related default, we could potentially be required to pay. See further discussion below under “Derivative Financial Instruments” and in “Note 10 – Derivative Financial Instruments.”

As of December 31, 2024, we had outstanding debt of $1.6 billion in aggregate principal amount for our 2030 Senior Notes. We expect $138 million in interest payments annually in 2025 and each year thereafter until the maturity of our 2030 Senior Notes. See “Note 8 – Borrowings and Other Debt Obligations” for additional information.

Our capital spend is expected to be 3-5% of revenue over a 12 to 18 months rolling period and our 2025 capital spend is projected to fall within the same framework. Our payments on our operating and finance leases in 2025 are expected to be approximately $73 million and $220 million in the years thereafter. See “Note 7 – Leases” for additional information.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At December 31, 2024 we had approximately $127 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Repatriation of those cash balances might result in incremental taxes or losses similar to the Argentine Blue Chip Swap “BCS” transactions executed (see “Note 17 – Blue Chip Swap Securities - Argentina”), which may contribute to a decrease in cash and cash equivalents that cannot be immediately repatriated. As we continue to conduct business in Argentina and in other countries with cash that cannot be immediately repatriated, we may consider infrequent transactions like the BCS transaction in the future to safeguard our cash from exposure to the effects of inflation and currency devaluation.

Ratings Services’ Credit Ratings

Our credit ratings at December 31, 2024 were upgraded since December 31, 2023 and outlook maintained, as follows:
•Standard and Poor (“S&P) and Fitch Ratings (“Fitch”) upgraded our issuer credit ratings from ‘B+’ to ‘BB-’, S&P maintained a positive outlook and Fitch maintained a stable outlook
•Moody's Investors Service (Moody's) upgraded several of our ratings including the Corporate Family Rating from B1 to Ba3; Moody’s maintained a positive outlook

Customer Receivables

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

Weatherford International plc – 2024 Form 10-K | 37

Table of Contents    Critical Accounting Policies and Estimates
As of December 31, 2024, and December 31, 2023, Mexico accounted for 31% and 27% of our total net accounts receivables, respectively, of which our largest customer in the country accounted for 26% and 22% of our total net outstanding accounts receivables, respectively. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations; and delays or failures to pay or defaults, if any, could negatively impact the future results of the Company.

During the twelve months ended December 31, 2024 we paid an immaterial amount of fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico. Pursuant to such arrangements, we received $484 million during the twelve months ended December 31, 2024.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-back. During 2024 and 2023, we sold accounts receivable balances of $111 million and $210 million, respectively, and received cash proceeds of $110 million and $202 million, respectively, at the time of factoring. These proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.

Derivative Financial Instruments

We enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency. The amounts will fluctuate, depending on exchange rate volatility, the volume of our foreign currency transactions, and our decisions to hedge. During the fourth quarters of 2024 and 2023, we entered into credit default swaps (“CDS”), further described below. The notional amounts of our foreign currency forward contracts and the CDS do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument. See also “Note 10 – Derivative Financial Instruments” for additional information.

Credit Default Swap

During the fourth quarter of 2024, we entered into a CDS with a third-party financial institution terminating in September of 2026 related to a secured loan between that third-party financial institution and our largest customer in Mexico. The secured loan was utilized by this customer to pay certain of our outstanding receivables and accordingly, in the fourth quarter of 2024, we received $25 million. The fair value of the derivative was not material as of December 31, 2024. Under the CDS terms, within 5 business days upon notification of default, we could be required to pay the then outstanding notional balance net of recoveries. As of December 31, 2024 we had a notional balance of $25 million outstanding under the CDS. Management expects the total notional balance under the CDS to decrease to $14 million and nil by December 31, 2025 and December 31, 2026.

A CDS was entered into during the fourth quarter of 2023 with the same parties for similar reasons as in the fourth quarter of 2024, and accordingly, in the fourth quarter of 2023 and January of 2024, we received $140 million and $142 million, respectively. As of December 31, 2023, we had a notional balance of $130 million outstanding under the CDS, which increased to $260 million in January of 2024, following the receipt of the $142 million payment. The agreement was modified in the second quarter of 2024 to reduce the notional balance, and then terminated in the third quarter of 2024, extinguishing the remaining notional balance.

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
Weatherford International plc – 2024 Form 10-K | 38

Table of Contents    Critical Accounting Policies and Estimates

Credit Agreement, Letters of Credit and Surety Bonds

Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At December 31, 2024, the Credit Agreement allowed for a total commitment amount of $720 million, maturing on October 24, 2028. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

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

As of December 31, 2024, we had zero borrowings outstanding under the Credit Agreement, and $382 million of letters of credit outstanding, consisting of the $291 million ($279 million for performance letters of credit and $12 million for financial letters of credit) under the Credit Agreement and another $91 million under various uncommitted bi-lateral facilities (of which there was $49 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

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

We utilize surety bonds as part of our customary business practice in certain regions, primarily Latin America. As of December 31, 2024, we had $520 million of surety bonds outstanding. A breach of certain contractual or performance obligations under our outstanding letters of credit or surety bonds could result in beneficiaries calling such instruments, which could reduce our available liquidity if we are unable to mitigate the issue.

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

Weatherford International plc – 2024 Form 10-K | 39

Table of Contents    Forward-Looking Statements
Long-Lived Assets

Long-lived assets, which include property, plant and equipment (“PP&E”), definite-lived intangibles and operating lease assets, comprise a significant amount of our assets. The carrying value of our long-lived assets at December 31, 2024 and December 31, 2023 was approximately $1.5 billion. The cost of the long-lived assets is then amortized over its expected useful life or their respective lease terms, if applicable. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived assets over their respective lease terms, if applicable, or as follows:

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

We group long-lived assets by product line. We have long-lived assets, such as facilities, utilized by multiple operating divisions that do not have identifiable cash flows and impairment testing for these long-lived assets is based on the consolidated entity. We did not recognize long-lived assets impairments during 2024, 2023 and 2022.

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

Weatherford International plc – 2024 Form 10-K | 40

Table of Contents    Forward-Looking Statements
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

In December 2023, Ireland enacted tax legislation that models the Organization of Economic Cooperation and Development (“OECD”) reform plans focused on global profit allocation and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as “Pillar Two.” This did not materially increase taxes in 2024 and is not expected to materially increase future taxes, however, as future legislation is enacted to implement the accord in other jurisdictions in which we have operations, it could materially increase the amount of taxes we owe, thereby negatively affecting our results of operations and our cash flows from operations.

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

When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to our income tax provision in the period in which the determination is made. The Company concluded it was not able to realize the benefits of certain of its deferred tax assets and has established a valuation allowance. Our valuation allowance on our deferred tax assets was $1.1 billion and $1.3 billion as of December 31, 2024, and December 31, 2023, respectively.

Forward-Looking Statements

This report contains various statements relating to future financial performance and results, business strategy, plans, goals and objectives, including certain projections, business trends, our shareholder returns program and other statements that are not historical facts. These statements constitute forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “strategy,” “plan,” “guidance,” “outlook,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

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
Weatherford International plc – 2024 Form 10-K | 41

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

•global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies and tariffs, sanctions, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict and conflicts in the Middle East);
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
•our ability to effectively and timely adapt our technology portfolio, products and services to remain competitive, and to address and participate in changes to the market demands, including for the transition to alternate sources of energy such as geothermal, carbon capture and responsible abandonment, including our digitalization efforts;
•increases in the prices and lead times, and the lack of availability of our procured products and services;
•our ability to timely collect from customers;
•our ability to realize cost savings and business enhancements from our revenue and cost improvement efforts;
•our ability to effectively execute our capital allocation framework;
•our ability to attract, motivate and retain employees, including key personnel;
•our ability to access the capital markets on terms that are commercially acceptable to the Company;
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
Weatherford International plc – 2024 Form 10-K | 42

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our current and past filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Information related to market risk is included earlier in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – “Other Expense, Net” and “Derivative Financial Instruments” and later, in the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data, in “Note 1 – Summary of Significant Accounting Policies”, “Note 9 – Fair Value of Financial Instruments, Assets and Other Assets” and “Note 10 – Derivative Financial Instruments.”

Weatherford International plc – 2024 Form 10-K | 43

Item 8. Financial Statements and Supplementary Data.

Weatherford International plc – 2024 Form 10-K | 44

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Weatherford International plc:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Weatherford International plc and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 6, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of impairment triggering events related to long-lived assets

As discussed in Note 1 to the consolidated financial statements, the Company evaluates long-lived assets, consisting of property, plant and equipment, operating lease right-of use assets, and definite-lived intangible assets, for impairment to determine whether any events or changes in circumstances, known as triggering events, indicate that the carrying amount of an asset group may not be recoverable. The triggering events evaluated by the Company include reduced or expected sustained decreases in cash flows generated by an asset group, negative changes in industry conditions (such as global rig count, commodity prices, and the global economy), a significant change in the long-lived assets’ use or physical condition, the introduction of competing technologies, and legal and regulatory challenges. The carrying value of long-lived assets as of December 31, 2024 was $1.5 billion.

Weatherford International plc – 2024 Form 10-K | 45

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
Houston, Texas
February 6, 2025
Weatherford International plc – 2024 Form 10-K | 46

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Weatherford International plc:

Opinion on Internal Control Over Financial Reporting

We have audited Weatherford International plc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 6, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 6, 2025

Weatherford International plc – 2024 Form 10-K | 47

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars and shares in millions, except per share amounts)	2024	2023	2022
Revenue:
Services	$3,393	$3,179	$2,698
Products	2,120	1,956	1,633
Total Revenue	5,513	5,135	4,331
Costs and Expenses:
Cost of Services	2,048	1,965	1,688
Cost of Products	1,557	1,430	1,332
Research and Development	123	112	90
Selling, General and Administrative	791	804	778
Other Charges	56	4	31
Total Costs and Expenses	4,575	4,315	3,919
Operating Income	938	820	412

Other Income (Expense):
Interest Expense, Net of Interest Income of $56, $59 and $31	(102)	(123)	(179)
Loss on Blue Chip Swap Securities	(10)	(57)	—
Other Expense, Net	(87)	(134)	(95)
Income Before Income Taxes	739	506	138
Income Tax Provision	(189)	(57)	(87)
Net Income	550	449	51
Net Income Attributable to Noncontrolling Interests	44	32	25
Net Income Attributable to Weatherford	$506	$417	$26

Basic Income Per Share Attributable to Weatherford	$6.93	$5.79	$0.37
Basic Weighted Average Shares Outstanding	73.0	71.9	70.5

Diluted Income Per Share Attributable to Weatherford	$6.75	$5.66	$0.36
Diluted Weighted Average Shares Outstanding	74.9	73.6	71.6

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2024 Form 10-K | 48

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Net Income	$550	$449	$51
Foreign Currency Translation	(113)	(2)	(5)
Defined Benefit Pension	(9)	(4)	18
Other Comprehensive Income (Loss)	(122)	(6)	13
Comprehensive Income	428	443	64
Net Income Attributable to Noncontrolling Interests	44	32	25
Comprehensive Income Attributable to Weatherford	$384	$411	$39

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2024 Form 10-K | 49

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and shares in millions, except par value)	2024	2023
Assets:
Cash and Cash Equivalents	$916	$958
Restricted Cash	59	105
Accounts Receivable, Net of Allowance for Credit Losses of $8 at December 31, 2024 and $16 at December 31, 2023	1,261	1,216
Inventories, Net	880	788
Other Current Assets	286	278
Total Current Assets	3,402	3,345

Property, Plant and Equipment, Net of Accumulated Depreciation of $940 at December 31, 2024 and $883 at December 31, 2023	1,061	957
Intangible Assets, Net of Accumulated Amortization of $793 at December 31, 2024 and $639 at December 31, 2023	325	370
Operating Lease Assets	124	138
Other Non-current Assets	247	258
Total Assets	$5,159	$5,068

Liabilities:
Current Portion of Long-term Debt	$17	$168
Accounts Payable	792	679
Accrued Salaries and Benefits	302	387
Income Taxes Payable	129	138
Current Portion of Operating Lease Liabilities	44	46
Other Current Liabilities	412	448
Total Current Liabilities	1,696	1,866

Long-term Debt	1,617	1,715
Operating Lease Liabilities	110	131
Non-current Taxes Payable	274	282
Other Non-current Liabilities	179	152
Total Liabilities	3,876	4,146

Shareholders’ Equity:
Ordinary Shares - Par value $0.001; Authorized 1,356, Issued and Outstanding 72.1 at December 31, 2024 and 72.1 at December 31, 2023	—	—
Capital in Excess of Par Value	2,921	2,906
Retained Deficit	(1,486)	(1,954)
Accumulated Other Comprehensive Loss	(150)	(28)
Shareholders’ Equity	1,285	924
Noncontrolling Interests	(2)	(2)
Total Shareholders’ Equity	1,283	922
Total Liabilities and Shareholders’ Equity	$5,159	$5,068
The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2024 Form 10-K | 50

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in millions)	Ordinary Shares	Par Value	Capital In Excess of Par Value	Retained Income (Deficit)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2021	70.2	$—	$2,904	$(2,397)	$(35)	$24	$496
Net Income	—	—	—	26	—	25	51
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	0.4	—	18	—	—	—	18
Other Comprehensive Income	—	—	—	—	13	—	13
Distributions to Noncontrolling Interests	—	—	—	—	—	(30)	(30)
Other	—	—	6	—	—	(3)	3
Balance at December 31, 2022	70.6	$—	$2,928	$(2,371)	$(22)	$16	$551
Net Income	—	—	—	417	—	32	449
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	1.5	—	(22)	—	—	—	(22)
Other Comprehensive Loss	—	—	—	—	(6)	—	(6)
Distributions to Noncontrolling Interests	—	—	—	—	—	(52)	(52)
Other	—	—	—	—	—	2	2
Balance at December 31, 2023	72.1	$—	$2,906	$(1,954)	$(28)	$(2)	$922
Net Income	—	—	—	506	—	44	550
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	0.2	—	36	—	—	—	36
Equity Issued for Acquisitions	0.9	—	79	—	—	—	79
Other Comprehensive Loss	—	—	—	—	(122)	—	(122)
Share Repurchases(1)	(1.1)	—	(100)	—	—	—	(100)
Dividends Declared ($0.25 per share)(2)	—	—	—	(38)	—	—	(38)
Distributions to Noncontrolling Interests	—	—	—	—	—	(39)	(39)
Other	—	—	—	—	—	(5)	(5)
Balance at December 31, 2024	72.1	$—	$2,921	$(1,486)	$(150)	$(2)	$1,283
(1) Includes repurchased shares pending settlement.
(2) Includes dividend equivalent rights on share-based awards.

The accompanying notes are an integral part of these consolidated financial statements.
Weatherford International plc – 2024 Form 10-K | 51

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Cash Flows From Operating Activities:
Net Income	$550	$449	$51
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	343	327	349
Foreign Exchange Losses	56	116	71
Loss on Blue Chip Swap Securities	10	57	—
Gain on Disposition of Assets	(35)	(11)	(41)
Deferred Income Tax Provision (Benefit)	8	(86)	4
Share-Based Compensation	45	35	25
Changes in Accounts Receivable, Inventory, Accounts Payable and Accrued Salaries and Benefits:
Accounts Receivable	(31)	(221)	(193)
Inventories	(112)	(114)	(56)
Accounts Payable	97	231	84
Accrued Salaries and Benefits	(74)	20	24
Other Changes, Net	(65)	29	31
Net Cash Provided by Operating Activities	$792	$832	$349
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	$(299)	$(209)	$(132)
Proceeds from Disposition of Assets	31	28	82
Purchases of Blue Chip Swap Securities	(50)	(110)	—
Proceeds from Sales of Blue Chip Swap Securities	40	53	—
Business Acquisitions, Net of Cash Acquired	(51)	(4)	—
Other Investing Activities	36	(47)	(4)
Net Cash Used in Investing Activities	$(293)	$(289)	$(54)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	$(287)	$(386)	$(198)
Distributions to Noncontrolling Interests	(39)	(52)	(30)
Tax Remittance on Equity Awards	(31)	(56)	(4)
Share Repurchases	(99)	—	—
Dividends Paid	(36)	—	—
Other Financing Activities	(19)	(20)	(16)
Net Cash Used in Financing Activities	$(511)	$(514)	$(248)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(76)	(78)	(48)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(88)	(49)	(1)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,063	1,112	1,113
Cash, Cash Equivalents and Restricted Cash at End of Period	$975	$1,063	$1,112
Supplemental Cash Flow Information
Interest Paid	$153	$181	$220
Income Taxes Paid, Net of Refunds	$168	$132	$86
Supplemental Noncash Information:
895,119 Ordinary Shares Issued for Acquisitions	$79	$—	$—

 The accompanying notes are an integral part of these consolidated financial statements.
Weatherford International plc – 2024 Form 10-K | 52

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

Restricted Cash

Our restricted cash balance of $59 million at December 31, 2024 and $105 million at December 31, 2023 primarily includes cash collateral for certain of our letters of credit facilities.

Weatherford International plc – 2024 Form 10-K | 53

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

As of December 31, 2024 and December 31, 2023, Mexico accounted for 31% and 27% of our total net outstanding accounts receivables, respectively, of which our largest customer in the country accounted for 26% and 22% of our total net outstanding accounts receivables, respectively. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations, and delays or failures to pay or defaults, if any, could negatively impact future results of the Company.

During the twelve months ended December 31, 2024, we paid an immaterial amount of fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico. Pursuant to such arrangements, we received $484 million during the twelve months ended December 31, 2024.

As of December 31, 2024 and December 31, 2023, the U.S. accounted for less than 10% and 11% of our total net accounts receivables, respectively. No other country or individual customer accounted for more than 10% of our total net outstanding accounts receivables.

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

Weatherford International plc – 2024 Form 10-K | 54

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

Derivative Financial Instruments

We primarily enter into foreign currency forward contracts to mitigate the volatility of foreign exchange related gains and losses on the income statement and the risk of future cash flows denominated in a foreign currency. The amounts will fluctuate, depending on exchange rate volatility, the volume of our foreign currency transactions, and our decisions to hedge. During 2024 and 2023 we entered into CDSs. The notional amounts of our foreign currency forward contracts and the CDSs do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument.

Our foreign currency forward contracts and the CDS are undesignated hedging instruments under Accounting Standards Codification “ASC” 815 Derivatives and Hedging. We record these derivative instruments on the balance sheet at their fair value as either assets or liabilities. See “Note 10 – Derivative Financial Instruments” for additional information.

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
Weatherford International plc – 2024 Form 10-K | 55

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

Revenue Recognition

We account for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all of the related amendments, collectively referred to as “Topic 606.” Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenue is derived from short-term contracts. Our products and services are generally sold based upon purchase orders, contracts or other legally enforceable arrangements with our customers that include fixed or determinable prices but do not generally include right of return provisions or other significant post-delivery obligations.

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

Weatherford International plc – 2024 Form 10-K | 56

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

Income per Share

Basic income per share for all periods presented equals net income divided by the weighted average shares outstanding during the period including participating securities. Diluted income per share is computed by dividing net income by our weighted average shares outstanding during the period including participating securities and any potential dilutive shares, when applicable.

Accounting Standards Newly Adopted

The Company has adopted ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures as issued by the Financial Accounting Standards Board (“FASB”) in November 2023, which is an update that improves reportable segment disclosure requirements. Other than providing additional disclosures related to our segments, the adoption did not materially impact our financial statements. See “Note 2 – Segment Information” in our Notes to Consolidated Financial Statements.

Accounting Standards Issued Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, an update that improves income statement expense disclosure requirements. Under ASU 2024-03 issuers will be required to incorporate new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions in the notes to their financial statements. These categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments are effective for fiscal years beginning after December 15, 2026 and should be applied prospectively. We expect to adopt ASU 2024-03 in our 2027 Form 10-K. The adoption of ASU 2024-03 will require us to provide additional disclosures related to certain income statement expenses, but otherwise will not materially impact our financial statements.

Weatherford International plc – 2024 Form 10-K | 57

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, an update that improves income tax disclosure requirements. Under ASU 2023-09, issuers must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied prospectively. We expect to adopt ASU 2023-09 in our 2025 Form 10-K. The adoption of ASU 2023-09 will require us to provide additional disclosures related to our income taxes, but otherwise will not materially impact our financial statements.

Evaluations of all other new accounting pronouncements that have been issued, but not yet effective are on-going, and at this time are not expected to have a material impact on our Consolidated Financial Statements.

Weatherford International plc – 2024 Form 10-K | 58

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

The CODM uses segment adjusted EBITDA to measure the profitability of each segment. The regularly reviewed historical, current and forecasted segment adjusted EBITDA data is utilized by the CODM to allocate Company resources. The CODM also uses segment adjusted EBITDA to drive efficiencies and develop competitive strategies. Segment adjusted EBITDA is based on segment earnings before interest, taxes, depreciation, amortization, share-based compensation expense and other adjustments. All other includes results from non-core business activities (including integrated services and projects), and corporate includes overhead support and centrally managed or shared facilities costs. All other and corporate do not individually meet the criteria for segment reporting.

	Year Ended December 31, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,682	$1,976	$1,452	$403	$5,513

Direct Costs(a)	(1,007)	(1,174)	(955)
Other Expense(b)	(208)	(238)	(178)
DRE Segment Adjusted EBITDA	467				467
WCC Segment Adjusted EBITDA		564			564
PRI Segment Adjusted EBITDA			319		319
All Other					84
Corporate					(52)
Depreciation and Amortization					(343)
Share-based Compensation (c)					(45)
Other Charges					(56)
Operating Income					$938
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.
(c)See “Note 13 – Share-Based Compensation” for additional information.
Weatherford International plc – 2024 Form 10-K | 59

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Year Ended December 31, 2023
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,536	$1,800	$1,472	$327	$5,135

Direct Costs(a)	(920)	(1,091)	(953)
Other Expense(b)	(194)	(254)	(196)
DRE Segment Adjusted EBITDA	422				422
WCC Segment Adjusted EBITDA		455			455
PRI Segment Adjusted EBITDA			323		323
All Other					38
Corporate					(52)
Depreciation and Amortization					(327)
Share-based Compensation (c)					(35)
Other Charges					(4)
Operating Income					$820
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.
(c)See “Note 13 – Share-Based Compensation” for additional information.

	Year Ended December 31, 2022
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,328	$1,521	$1,395	$87	$4,331

Direct Costs(a)	(833)	(995)	(950)
Other Expense(b)	(171)	(227)	(184)
DRE Segment Adjusted EBITDA	324				324
WCC Segment Adjusted EBITDA		299			299
PRI Segment Adjusted EBITDA			261		261
All Other					1
Corporate					(68)
Depreciation and Amortization					(349)
Share-based Compensation (c)					(25)
Other Charges					(31)
Operating Income					$412
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.
(c)See “Note 13 – Share-Based Compensation” for additional information.

Weatherford International plc – 2024 Form 10-K | 60

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Depreciation and Amortization:
DRE	$113	$102	$112
WCC	93	95	99
PRI	91	84	86
Corporate and Other	46	46	52
Total Depreciation and Amortization	$343	$327	$349

Capital Expenditures:
DRE	$108	$104	$54
WCC	57	49	35
PRI	77	34	32
Corporate and Other	57	22	11
Total Capital Expenditures	$299	$209	$132

	December 31,
(Dollars in millions)	2024	2023
Total Assets:
DRE	$925	$766
WCC	1,040	1,066
PRI	789	702
Corporate and Other (a)	2,405	2,534
Total	$5,159	$5,068
(a) Corporate and other total assets primarily include cash and cash equivalents, certain intangible assets, and centrally managed or shared facilities.

PP&E, Net and Operating Lease Assets by Geographic Area

As of December 31, 2024, and 2023 the U.S. accounted for 22% and 23%, respectively, and the Kingdom of Saudi Arabia accounted for 11% and 10%, respectively, of our PP&E, Net and operating lease assets identifiable by geography. No other country accounted for more than 10% of our PP&E, Net and operating lease assets identifiable by geography as of December 31, 2024 and 2023. We had no PP&E, Net and operating lease assets in our country of domicile (Ireland) as of December 31, 2024, and 2023.

	December 31,
(Dollars in millions)	2024	2023
North America (a)	$293	$280
Latin America	195	177
Middle East/North Africa/Asia	443	393
Europe/Sub-Sahara Africa/Russia	219	211
PP&E, Net and Operating Lease Assets by Geography (b)	$1,150	$1,061
(a) North America consists of the U.S. and Canada.
(b) Corporate assets not allocated by geography are excluded from this total.

Weatherford International plc – 2024 Form 10-K | 61

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
3 – Revenue

Disaggregated Revenue

For additional details on our revenue recognition policies see “Note 1 – Summary of Significant Accounting Policies.”

The following tables disaggregate our revenue from contracts with customers by geographic region and includes equipment rental revenue. Equipment rental revenue were $151 million, $142 million and $146 million in 2024, 2023 and 2022, respectively.

During 2024 and 2023, Mexico accounted for 12% and 13% of total revenue, respectively, driven by our largest customer, which accounted for 10% of our total revenue in each year, respectively. During 2024, 2023 and 2022, the U.S. accounted for 15%, 16% and 20% of total revenue, respectively. During 2024, the Kingdom of Saudi Arabia accounted for 10% of total revenue. No other country or individual customer accounted for more than 10% of our total revenue in 2024, 2023 and 2022. We had no revenue in our country of domicile (Ireland) in 2024, 2023 and 2022.

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Revenue by Geographic Areas:
North America (a)	$1,046	$1,068	$1,104

International	4,467	4,067	3,227
Latin America	1,393	1,387	1,062
Europe/Sub-Sahara Africa/Russia	951	865	764
Middle East/North Africa/Asia	2,123	1,815	1,401
Total Revenue	$5,513	$5,135	$4,331
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings and cash collections result in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of December 31, 2024, and December 31, 2023:

	December 31,
(Dollars in millions)	2024	2023
Receivables for Product and Services in Accounts Receivable, Net	$1,232	$1,182
Receivables for Equipment Rentals in Account Receivable, Net	$29	$34
Accounts Receivable, Net of Allowance for Credit Losses of $8 at December 31, 2024 and $16 at December 31, 2023	$1,261	$1,216

Contract Assets in Other Current Assets	$61	$61
Contract Assets in Other Non-Current Assets	$34	$24
Contract Liabilities in Other Current Liabilities	$51	$58
Contract Liabilities in Other Non-Current Liabilities	$2	$5

Weatherford International plc – 2024 Form 10-K | 62

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
4 – Inventories, Net

Inventories, net of reserves of $115 million and $121 million as of December 31, 2024 and December 31, 2023, respectively, by category were as follows:

	December 31,
(Dollars in millions)	2024	2023
Finished Goods	$778	$688
Work in Process and Raw Materials, Components and Supplies	102	100
Inventories, Net	$880	$788

The change in inventory reserves includes inventory charges primarily offset by the disposal of inventory previously reserved. The charges are primarily recorded in “Cost of Products” on our Consolidated Statements of Operations in the amount of $32 million, $19 million and $36 million, in 2024, 2023 and 2022, respectively.

5 – Property, Plant and Equipment, Net

Property, plant and equipment, net was composed of the following:

	December 31,
(Dollars in millions)	2024	2023
Land, Buildings and Leasehold Improvements	$498	$482
Rental and Service Equipment	1,213	1,092
Machinery and Other	290	266
Property, Plant and Equipment, Gross	2,001	1,840
Less: Accumulated Depreciation	940	883
Property, Plant and Equipment, Net	$1,061	$957

Depreciation expense was $185 million, $171 million and $194 million in 2024, 2023 and 2022, respectively.

Weatherford International plc – 2024 Form 10-K | 63

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
6 – Intangible Assets, Net

The components of intangible assets, net were as follows:

	December 31, 2024
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$718	$(592)	$126
Trade Names	400	(201)	199
Intangible Assets, Net	$1,118	$(793)	$325

	December 31, 2023
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$614	$(479)	$135
Trade Names	395	(160)	235
Intangible Assets, Net	$1,009	$(639)	$370

Amortization expense was $158 million, $156 million and $155 million in 2024, 2023, and 2022, respectively. Based on the carrying value of intangible assets at December 31, 2024, amortization expense for the subsequent five years is estimated as follows (dollars in millions):

Period	Amount
2025	$58
2026	58
2027	57
2028	56
2029	51

Weatherford International plc – 2024 Form 10-K | 64

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
7 – Leases

The following table presents our lease expense components:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Lease Expense Components:
Operating Lease Expense	$57	$60	$57
Short-term and Variable Lease Expense	205	174	90
Subtotal of Operating Lease Expense	$262	$234	$147
Finance Lease Expense: Amortization of Assets and Interest on Lease Liabilities	24	19	18
Sublease Income	(2)	(2)	(3)
Total Lease Expense	$284	$251	$162

Future commitments under operating and finance leases are as follows:

	Operating	Finance
(Dollars in millions)	Leases	Leases
Maturity of Lease Liabilities as of December 31, 2024:
2025	$53	$20
2026	41	17
2027	28	10
2028	15	5
2029	13	1
After 2029	90	—
Total Lease Payments	240	53
Less: Interest	(87)	(5)
Present Value of Lease Liabilities	$153	$48

Weatherford International plc – 2024 Form 10-K | 65

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Years Ended
(Dollars in millions except years and percentages)	12/31/2024	12/31/2023	12/31/2022
Other Supplemental Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$61	$67	$80
Operating cash outflows from finance leases	$5	$5	$5
Financing cash outflows from finance leases	$35	$18	$16

Assets obtained in exchange for:
Operating leases	$32	$70	$50
Finance leases	$34	$16	$18

Weighted-average remaining lease term (years)
Operating leases	8.9	8.4	8.8
Finance leases	3.1	3.1	3.9

Weighted-average discount rate (percentages)
Operating leases	8.6%	8.8%	9.1%
Finance leases	6.8%	8.2%	8.5%

Weatherford International plc – 2024 Form 10-K | 66

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
8 – Borrowings and Other Debt Obligations

Total debt carrying values consisted of the following:

	December 31,
(Dollars in millions)	2024	2023
Current portion of 6.5% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	$—	$151
Finance Lease Current Portion	17	17
Current Portion of Long-term Debt	$17	$168

8.625% Senior Notes due 2030 “2030 Senior Notes”	$1,586	$1,587
6.5% Senior Secured Notes due 2028 “2028 Senior Secured Notes”	—	92
Finance Lease Long-term Portion	31	36
Long-term Debt	$1,617	$1,715

Our Exit Notes and 2028 Senior Secured Notes were issued by Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and guaranteed by the Company and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”) and other subsidiary guarantors party thereto. The 2028 Senior Secured Notes and the related guarantees were secured by substantially all of the assets and properties of the Company and the other guarantors (on an effectively first-priority basis with respect to the priority collateral for the 2028 Senior Secured Notes, and on an effectively second-priority basis with respect to the priority collateral for the senior secured letter of credit agreement (now the “Credit Agreement”), in each case, subject to permitted liens).

Our 2030 Senior Notes were originally issued by Weatherford Bermuda and guaranteed by the Company and Weatherford Delaware and other subsidiary guarantors party thereto. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently releases the guarantee of Weatherford Delaware.

Exit Notes

On December 13, 2019, we issued unsecured 11.00% Exit Notes due in 2024 for an aggregate principal amount of $2.1 billion. Interest accrued at the rate of 11.00% per annum and was payable semiannually on June 1 and December 1. Proceeds from the issuance were reduced by debt issuance costs. In 2023, we fully redeemed the remaining $125 million principal amount.

2028 Senior Secured Notes

On September 30, 2021, we issued 6.5% Senior Secured Notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest accrued at the rate of 6.5% per annum and was payable semiannually on September 15 and March 15. Proceeds from the issuance were reduced by debt issuance costs. In 2024, we fully redeemed the remaining $248 million principal amount.

2030 Senior Notes

On October 27, 2021, we issued 8.625% Senior Notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest accrues at the rate of 8.625% per annum and is payable semiannually on June 1 and December 1 of each year, and commenced June 1, 2022. On December 1, 2022, we modified our 2030 Senior Notes, as described earlier. In the fourth quarter of 2024 we repurchased $4 million in principal of our 2030 Senior Notes. At December 31, 2024 and December 31, 2023, the carrying value represents the remaining unpaid principal of $1.6 billion at each date, offset by unamortized deferred issuance cost of $11 million and $13 million, respectively.

Weatherford International plc – 2024 Form 10-K | 67

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Credit Agreement

Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At December 31, 2024, the Credit Agreement allowed for a total commitment amount of $720 million, maturing on October 24, 2028. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

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

As of December 31, 2024, we had zero borrowings outstanding under the Credit Agreement, and $382 million of letters of credit outstanding, consisting of the $291 million ($279 million for performance letters of credit and $12 million for financial letters of credit) under the Credit Agreement and another $91 million under various uncommitted bi-lateral facilities (of which there was $49 million in cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

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

Covenants for the 2030 Senior Notes and Credit Agreement

The indentures governing the 2030 Senior Notes contain covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to: incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; sell stock of our subsidiaries; transfer or sell assets; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. The Company is subject to a $250 million minimum liquidity covenant which may increase up to $400 million dependent on the nature of transactions we may decide to enter into, a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

The following is a summary of scheduled debt maturities by year:

(Dollars in millions)	Amount
2025	$17
2026	15
2027	10
2028	5
2029	1
Thereafter	1,597
Total Debt Maturities	$1,645
Unamortized Debt Issuance and Discount	$(11)
Total Debt Carrying Value	$1,634

Weatherford International plc – 2024 Form 10-K | 68

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
9 – Fair Value of Financial Instruments, Assets and Other Assets

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The fair values of our foreign currency forward contracts (see “Note 10 – Derivative Financial Instruments”), warrants (before their expiration, see “Note 15 – Income per Share”), and plan assets of defined benefit pension plans (see “Note 11 – Employee Benefit Plans”) are all Level 2 valuations and the fair value of the credit default swap is a Level 3 valuation (see “Note 10 – Derivative Financial Instruments”).

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

	December 31, 2024		December 31, 2023
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.5% Senior Secured Notes due 2028	—	—	243	258
8.625% Senior Notes due 2030	1,586	1,650	1,587	1,673
Long-Term Debt (excluding Finance Leases)	$1,586	$1,650	$1,830	$1,931

Weatherford International plc – 2024 Form 10-K | 69

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
10 – Derivative Financial Instruments

Both our foreign currency forward contracts and the credit default swap are undesignated hedging instruments under ASC 815, Derivatives and Hedging.

Foreign Currency Forward Contracts

We enter into foreign currency forward contracts to economically hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2024 and December 31, 2023, we had outstanding foreign currency forward contracts with notional amounts aggregating to $543 million and $448 million, respectively. The fair values of these derivatives were not material as of December 31, 2024 and December 31, 2023.

Credit Default Swap

During the fourth quarter of 2024, we entered into a credit default swap (“CDS”) with a third-party financial institution terminating in September of 2026 related to a secured loan between that third-party financial institution and our largest customer in Mexico. The secured loan was utilized by this customer to pay certain of our outstanding receivables and accordingly, in the fourth quarter of 2024, we received $25 million. The fair value of the derivative was not material as of December 31, 2024. Under the CDS terms, within five business days upon notification of default, we could be required to pay the then outstanding notional balance net of recoveries. As of December 31, 2024 we had a notional balance of $25 million outstanding under the CDS. Management expects the total notional balance under the CDS to decrease to $14 million and nil by December 31, 2025 and December 31, 2026.

A CDS was entered into during the fourth quarter of 2023 with the same parties for similar reasons as in the fourth quarter of 2024, and accordingly, in the fourth quarter of 2023 and January of 2024, we received $140 million and $142 million, respectively. As of December 31, 2023, we had a notional balance of $130 million outstanding under the CDS, which increased to $260 million in January of 2024, following the receipt of the $142 million payment. The agreement was terminated in the third quarter of 2024, extinguishing the remaining notional balance.

Weatherford International plc – 2024 Form 10-K | 70

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
11 – Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $20 million, $18 million and $18 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We have defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. Net periodic benefit cost related to these plans totaled $3 million, $3 million, and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The projected benefit obligations on a consolidated basis were $126 million and $130 million as of December 31, 2024 and December 31, 2023, respectively. The fair values of plan assets on a consolidated basis were $100 million and $106 million as of December 31, 2024 and December 31, 2023, respectively. The decrease in both the projected benefit obligation and the plans assets year over year is due primarily to benefit obligations paid from plan assets, deferral of actuarial losses to accumulated other comprehensive income, as well as the strengthening of the U.S. Dollar for our non-U.S. plans, As of December 31, 2024, the net underfunded obligation consisted of $17 million of funded obligations recorded to “Other Non-current Assets” and $43 million of underfunded obligations substantially all recorded to “Other Non-current Liabilities” on our Consolidated Balance Sheets. As of December 31, 2023, the net underfunded obligation consisted of $18 million of funded obligations recorded to “Other Non-current Assets” and $42 million of underfunded obligations substantially all recorded to “Other Non-current Liabilities” on our Consolidated Balance Sheets. Additionally, the consolidated pre-tax amount in accumulated other comprehensive income as of December 31, 2024 and December 31, 2023, that has not yet been recognized as a component of net periodic benefit cost was a net gain of $6 million and $15 million, respectively. The decrease is due to the the deferral of actuarial losses for 2024, the strengthening of the U.S. Dollar for our non-U.S. plans offset by the recognition of prior actuarial gains in net periodic benefit costs.

The weighted average assumption rates used for benefit obligations were as follows:

	Year Ended December 31,
	2024	2023
Discount rate:
United States Plans	4.75%	4.75% - 5.00%
International Plans	3.13% - 10.60%	2.90% - 11.38%
Rate of Compensation Increase:
United States Plans	—	—
International Plans	2.00% - 3.00%	2.00% - 3.00%

During the years ended December 31, 2024, 2023 and 2022, we made contributions and paid direct benefits of $4 million, $5 million and $5 million, respectively, in connection with our defined benefit pension and other post-retirement benefit plans. In 2025, we expect to fund approximately $2 million related to those plans.

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

Weatherford International plc – 2024 Form 10-K | 71

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
13 – Share-Based Compensation

Share-Based Plan

The Weatherford International plc Third Amended and Restated 2019 Equity Incentive Plan, (“2019 Equity Plan”) authorizes the issuance of 8.6 million shares of ordinary shares by the Board of Directors in the form of options, share appreciation rights, restricted share awards, restricted share units (“RSUs”), performance-based restricted share units (“PSUs”) and other share-based and performance-based awards to any employee, consultant, or non-employee director (“Grantees”). The provisions of each award vary based on the type of award granted. Awards made under the 2019 Equity Plan vest and settle in shares of newly issued ordinary shares or cash. As of December 31, 2024, there were 2.0 million shares available for future grants.

We granted RSUs and PSUs under the 2019 Equity Plan during 2024, 2023 and 2022. All awards generally require continued employment and vest over one to three years. The Grantees do not have the rights of a shareholder under these awards until such date as the shares are issued. Dividend equivalent rights are accrued during the vesting period and paid upon distribution of the shares.

Share-Based Compensation Expense

Share-based compensation expense was $45 million, $35 million and $25 million for the year ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. As of December 31, 2024, there was $43 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of less than two years.

RSUs

RSUs generally vest based on continued employment. The fair value of RSUs are determined based on the closing price of our shares on the date of grant. The total fair value, less forfeitures, is expensed over the vesting period. The weighted-average grant date fair value per unit (“WAGD FV”) of RSUs granted during 2024, 2023 and 2022 was $93.98, $54.85 and $30.90, respectively. The fair value of RSUs vested during 2024, 2023 and 2022 was $28 million, $34 million and $20 million, respectively. RSUs were primarily settled in shares, with cash settlements totaling less than $1 million in both 2024 and 2023, and $2 million in 2022.

PSUs

PSUs generally vest based on continued employment and the achievement of an established target. The actual number of PSUs earned may range from 0% to 200%. The fair value of PSUs depends on whether the established target is a performance condition defined solely by reference to our own operations (“operational performance”) or the market performance of our shares (“market condition”). The total fair value, less forfeitures, is expensed over the vesting period. The WAGD FV per unit of PSUs granted during 2024, 2023 and 2022 was $120.13, $70.91 and $23.14, respectively. The fair value of PSUs vested during 2023 was $118 million and nil, for 2022 and 2024.

The fair value of PSUs subject to operational performance conditions is determined based on the closing price of our shares on the date of grant. The units are adjusted periodically based on the metric’s expected performance goal multiplier.
Weatherford International plc – 2024 Form 10-K | 72

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

The fair value of PSUs subject to market conditions is determined by utilizing an advanced option-pricing model. Compensation cost is fully recognized if the employment condition is met, even if the market condition is not achieved, as the likelihood of achieving the market condition is incorporated into the fair value of the award. The weighted average of assumptions used in the models were as follows:

	Year Ended December 31,
	2024	2023	2022
Risk-Free rate	4.3%	3.8%	3.2%
Dividend Yield	n/a	n/a	n/a
Expected Volatility	54.0%	62.0%	63.0%
Expected Life (in years)	2.8	2.6	2.5

The risk-free rate is obtained as of the grant date with terms matching the performance period. The dividend yield is based on historical dividend payments and expectations of management. For the year ended December 31, 2024, expected volatility was based on our NASDAQ trading history, and for the year ended December 31, 2023, also incorporated the volatility of our constituents. For the year ended December 31, 2022, the expected volatility was based on comparable companies’ volatility due to our NASDAQ trading history being shorter than the performance period. The expected life in years is based on the performance measurement period.

Summary of Awards Activity

A summary of activity for non-vested RSUs, and PSUs at target and their respective WAGD FV during 2024 is presented below.

(Units in thousands, except dollars)	RSU	WAGD FV(1)	PSU(2)	WAGD FV(1)
Non-Vested at December 31, 2023	665	$43.34	1,671	$31.00
Granted	291	93.98	182	120.13
Vested	(296)	42.03	—	—
Cancelled or Forfeited	(20)	44.34	(102)	49.33
Non-Vested at December 31, 2024	640	$66.91	1,751	$39.21
(1) The WAGD FV for granted awards has been adjusted on a net basis for RSUs and PSUs that require remeasurement to fair value at each balance sheet date.
(2) A maximum of 2,353 PSUs are eligible to vest,which includes 1,751 PSUs at the target performance level, an additional 219
PSUs expected to vest based on actual performance exceeding target by year-end and 383 PSUs eligible to earn a 200% performance goal multiplier.
Weatherford International plc – 2024 Form 10-K | 73

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
14 – Shareholders’ Equity

Our ordinary shares outstanding balance remained consistent at 72.1 million as of both December 31, 2024 and December 31, 2023. During the twelve months ended December 31, 2024 we issued of 0.9 million of our ordinary shares related to acquisitions and 0.2 million of our ordinary shares for equity awards vested and delivered, net of shares withheld for taxes, offset by the cancellation of 1.1 million of our ordinary shares repurchased for $100 million (which includes repurchased shares pending settlement of approximately $1 million), under a $500 million share repurchase program announced on July 23, 2024. Ordinary shares for the years ended December 31, 2023 and 2022 primarily increased upon the vesting and settlement of awards made under the 2019 Equity Plan.

On July 23, 2024, we announced our Board authorization of a dividend program under which we intend to pay regular quarterly cash dividends, subject to our Board’s discretion and continuing determination that it is in the best interest of the Company and complies with applicable legal requirements. The announcement included a cash dividend declaration of $0.25 per share of the Company’s ordinary shares. During the twelve months ended December 31, 2024, we declared and paid $36 million in dividends and accrued $2 million in dividend equivalent rights on share-based awards.

Weatherford International plc – 2024 Form 10-K | 74

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
15 – Income per Share

A reconciliation of the number of weighted average shares used for the basic and diluted income (loss) per share calculation for the periods presented was as follows:

	Year Ended December 31,
(Shares in millions)	2024	2023	2022
Net Income Attributable to Weatherford	$506	$417	$26

Basic Weighted Average Shares Outstanding	73.0	71.9	70.5
Dilutive Effect of Awards Granted in Stock Incentive Plans	1.9	1.7	1.1
Diluted Weighted Average Shares Outstanding	74.9	73.6	71.6

Basic Income Per Share Attributable to Weatherford	$6.93	$5.79	$0.37
Diluted Income Per Share Attributable to Weatherford	$6.75	$5.66	$0.36

Antidilutive Weighted Average Shares:
Warrants	—	7.4	7.8
Equity Awards	0.4	0.7	0.6
Total Antidilutive Weighted Average Shares	0.4	8.1	8.4
Basic income per share for all periods presented equals net income divided by our weighted average shares outstanding during the period. Diluted income per share is computed by dividing net income available to shareholders by our weighted average shares outstanding during the period including potential dilutive ordinary shares. Antidilutive shares represent securities that could dilute income per share in the future, and are excluded from the computation of income per share.

Warrants to purchase 7.8 million ordinary shares at $99.96 per share were issued on December 13, 2019 and expired on December 13, 2023. For the years ended December 31, 2023 and December 31, 2022 the warrants were excluded from the diluted weighted average shares outstanding as the exercise price of the warrants was greater than the average market price of the Company’s ordinary shares.

Weatherford International plc – 2024 Form 10-K | 75

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

Our income tax provision consisted of the following:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Total Current Provision	$(181)	$(143)	$(83)
Total Deferred (Provision) Benefit	(8)	86	(4)
Income Tax Provision	$(189)	$(57)	$(87)

The difference between the Irish income tax provision and the consolidated income tax provision is analyzed below:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Irish Income Tax Provision Tax Rate of 25%	$(185)	$(126)	$(35)
Tax Provision on Operating Earnings/Losses Subject to Rates Different than the Irish Income Tax Rate	(75)	52	(155)
Tax (Provision) Benefit on Swiss Loss from internal liquidation of subsidiary and internal restructuring	—	48	(141)
Decrease (Increase) in Valuation Allowance attributed to Swiss Loss and internal restructuring	—	(46)	141
Decrease (Increase) in Valuation Allowance on Operating Earnings/Losses	81	35	64
Change in Uncertain Tax Positions	(10)	(20)	39
Income Tax Provision	$(189)	$(57)	$(87)

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

For the year ended December 31, 2024, income tax expense was higher than 2023, primarily driven by increased activity and operating profits, profit mix in various jurisdictions that we operate and lower valuation allowance releases. During the year ended December 31, 2023, income tax expense includes a one-time benefit of $115 million, due to the release of valuation allowances and the recognition of benefits from previously uncertain tax positions. Those benefits were offset by the establishment of valuation allowance of approximately $50 million against the sale of Blue Chip Swap securities and currency devaluation in Argentina (see Note 17 – Blue Chip Swap Securities - Argentina). During the year ended December 31, 2022, income tax expense was lower by $35 million, due to the release of valuation allowances and $27 million, due to the recognition of a benefit from previously uncertain tax positions.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations.

Weatherford International plc – 2024 Form 10-K | 76

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
The components of the net deferred tax asset were as follows:

	December 31,	December 31,
(Dollars in millions)	2024	2023
Deferred Tax Assets:
Net Operating Losses Carryforwards	$585	$715
Unused Recognized Built in Losses	47	46
Accrued Liabilities and Reserves	138	191
Tax Credit Carryforwards	13	10
Employee Benefits	29	38
Property, Plant and Equipment	109	145
Inventory	34	33
U.S. Interest Deferral	58	59
Tax Base Adjustment	53	59
State Deferred	57	62
Other Differences between Financial and Tax Basis	142	108
Valuation Allowance	(1,122)	(1,316)
Total Deferred Tax Assets	143	150
Deferred Tax Liabilities:
Intangible Assets	(17)	(18)
Other Differences between Financial and Tax Basis	(22)	—
Total Deferred Tax Liabilities	(39)	(18)
Net Deferred Tax Asset	$104	$132

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

The valuation allowance decreased by $194 million in 2024. The majority of the decrease is in conjunction with a remeasurement of net deferred tax assets of approximately $113 million, $47 million due to the release of valuation allowances where deferred tax assets are now considered more likely than not to be realized in the future, and the utilization of net operating losses previously not expected to be realized against operating earnings. The remaining movement in the valuation allowance was attributable to foreign currency translation.

Deferred income taxes generally have not been recognized on the cumulative undistributed earnings of our non-Irish subsidiaries because they are considered to be indefinitely reinvested. Distribution of these earnings in the form of dividends or otherwise may result in a combination of income and withholding taxes payable in various countries. As of December 31, 2024, the pool of positive undistributed earnings of our non-Irish subsidiaries that are considered indefinitely reinvested and may be subject to tax, if distributed, amounts to approximately $444 million. The amount is reduced from the prior period due to the favorable impact of the enactment of dividend participation exemption in Ireland effective January 1, 2025. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the unrecognized amount of deferred income taxes and the related dividend withholding taxes associated with these undistributed earnings.

Weatherford International plc – 2024 Form 10-K | 77

Table of Contents    Item 9 | Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

At December 31, 2024, we had approximately $3.0 billion of net operating losses (“NOLs”) in various jurisdictions. Our non-indefinite loss carryforwards, if not utilized, will mostly expire for U.S. subsidiaries from 2030 through 2037 and at various dates from 2024 through 2043 for non-U.S. subsidiaries.

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

In 2021, we executed a liquidation transaction of one of our Swiss holding companies which resulted in the forfeiture of impairment losses of $1.3 billion generated in 2020. In addition, the liquidation transaction resulted in approximately $5.6 billion of tax losses (NOLs) in Switzerland of which $3.4 billion was deemed worthless and excluded from the deferred tax table, and $2.2 billion was recorded as an NOL and included in the table as management expects to utilize those NOLs on our future tax returns. However, in addition to recording a deferred tax asset of $303 million related to the $2.2 billion tax losses, we recorded a valuation allowance against the full $303 million because it will offset future income that is otherwise exempt from tax. In 2023, the deferred tax asset was reduced by $141 million attributed to utilization with a corresponding valuation allowance release. In 2023, we recognized a deferred tax asset of $59 million relating to a final agreement with the taxing authorities in relation to an adjustment in tax base beginning of 2021, and we recorded a $57 million valuation allowance against the deferred tax asset as it is more likely than not that a majority of it will not be realized.

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Balance at Beginning of Year	$203	$191	$235
Additions as a Result of Tax Positions Taken During a Prior Period	7	9	14
Reductions as a Result of Tax Positions Taken During a Prior Period	(2)	(12)	(15)
Additions as a Result of Tax Positions Taken During the Current Period	13	19	11
Reductions Relating to Settlements with Taxing Authorities	(5)	(3)	(36)
Reductions as a Result of a Lapse of the Applicable Statute of Limitations	(8)	(6)	(11)
Foreign Exchange Effects	(7)	5	(7)
Balance at End of Year	$201	$203	$191

Substantially all of the uncertain tax positions, if released in future periods, would impact our effective tax rate. Within the total balance is $48 million and $37 million as of December 31, 2024, and 2023, respectively, that would be offset by net operating losses and other tax attributes if settled. Our income tax provision includes penalties and interest expense (benefit) on uncertain tax positions of $1 million, $12 million and $(2) million for years ended December 31, 2024, 2023, and 2022, respectively. The expense of $1 million in 2024 includes $(16) million of interest and penalty release related to benefit from previously uncertain tax positions. The amounts in the table above exclude cumulative accrued interest and penalties of $112 million and $115 million at December 31, 2024 and 2023, respectively, which are included in other non-current liabilities.

Weatherford International plc – 2024 Form 10-K | 78

Table of Contents            Item 10 | Directors, Executive Officers and Corporate Governance
We are subject to income tax in many of the approximately 75 countries where we operate. As of December 31, 2024, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Tax Jurisdiction	Tax Years under Examination
Argentina	2016 - 2024
Canada	2016 - 2024
Mexico	2014 - 2024
Russia	2021 - 2024
Saudi Arabia	2005 - 2024
Switzerland	2020 - 2024
United States (Federal)	2020 - 2024

We are continuously under tax examination in various jurisdictions and cannot predict the timing or outcome regarding the resolutions or if they will have a material impact on our financial statements. As of December 31, 2024, we anticipate that it is reasonably possible that the amount of uncertain tax positions may decrease by up to $31 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

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

An indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from Argentina through the purchase and sale of BCS securities. During each of the years ended December 31, 2024 and 2023, we completed a series of BCS transactions at implied exchange rates (“BCS rates”) that were approximately 26% and 106% higher, respectively, than the official exchange rate, resulting in a loss of $10 million and $57 million, respectively. We continue to use the official exchange rate for remeasurement of our Argentine peso-denominated net monetary assets under U.S. GAAP as the BCS rates do not meet the criteria for remeasurement under U.S. GAAP.

18 – Acquisitions

During the year ended December 31, 2024, we closed on acquisitions with total consideration of $160 million, which includes $51 million in cash net of cash acquired and 0.9 million of our ordinary shares valued at $79 million on the closing dates. The purchases were accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification “ASC” 805 Business Combinations and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values measured in accordance with the guidance under ASC 820 Fair Value Measurement. The fair value measurements of the intangible assets were based on inputs not observable in the market and therefore represent Level 3 measurements. The fair value of intangible assets acquired was $99 million and the goodwill and contingent considerations were each immaterial. Acquisition-related costs incurred by the Company are expensed as incurred. The operating results of the acquired businesses were included in the Company’s results of operations from the dates of acquisition. See also “Note 6 – Intangible Assets, Net” and “Note 14 – Shareholders’ Equity” in our Notes to Consolidated Financial Statements.

19 – Subsequent Event

On January 29, 2025, our Board of Directors declared a cash dividend of $0.25 per share of the Company’s ordinary shares, payable on March 19, 2025 to shareholders of record as of February 21, 2025.
Weatherford International plc – 2024 Form 10-K | 79

Table of Contents    Item 15 | Exhibits
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – An Integrated Framework (2013). As a result of this assessment, management concluded that as of December 31, 2024, our internal control over financial reporting was effective based on these criteria.

KPMG LLP has issued an attestation report dated February 6, 2025, on our internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the fourth quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Weatherford International plc – 2024 Form 10-K | 80

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information incorporated by reference from our Proxy Statement for the 2025 Annual General Meeting of Shareholders. See also “Item 1. Business. Executive Officers of Weatherford” of this report.

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

We have an insider trading policy governing the purchase, sale and other dispositions of Weatherford’s securities that applies to all personnel of Weatherford and its subsidiaries, including directors, officers, employees and other covered persons. Weatherford believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of Weatherford’s insider trading policy is filed as Exhibit 19 to this report.

Item 11. Executive Compensation.

Information incorporated by reference from our Proxy Statement for the 2025 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information incorporated by reference from our Proxy Statement for the 2025 Annual General Meeting of Shareholders.

Weatherford International plc – 2024 Form 10-K | 81

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information incorporated by reference from our Proxy Statement for the 2025 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

Information incorporated by reference from our Proxy Statement for the 2025 Annual General Meeting of Shareholders.

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

(b)     Exhibits:

Exhibit Number	Description	Original Filed Exhibit	File Number
3.1	Amended and Restated Memorandum and Articles of Association of Weatherford International public limited company	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.1	Description of the Securities	Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed February 17, 2022	File No. 1-36504
4.2	Indenture, dated October 27, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 27, 2021	File No. 1-36504
4.3	Form of Note (included in Exhibit 4.9)	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 27, 2021	File No. 1-36504
4.40
Supplemental Indenture, dated as of December 1, 2022, by and among Weatherford International, LLC, Weatherford International plc, as parent guarantor, Weatherford International Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee
		Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 5, 2022	File No. 1-36504
Weatherford International plc – 2024 Form 10-K | 82

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.1
Form of Deed of Indemnity of Weatherford International plc entered into by each director of Weatherford International plc and each of the following executive officers of Weatherford International plc: Scott C. Weatherholt (July 23, 2020), Girish K. Saligram (October 12, 2020), Desmond J. Mills (November 2, 2022), Arunava Mitra (January 13, 2023), David Reed (December 8, 2022), Depinder Sandhu (October 11, 2022), Richard Ward (January 8, 2024) and Todd Glance (August 15, 2024)
		Exhibit 10.11 of the Company’s Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.2
Form of Deed of Indemnity of Weatherford International Ltd entered into by each director of Weatherford International plc and each of the following executive officers of Weatherford International plc: Scott C. Weatherholt (July 23, 2020), Girish K. Saligram (October 12, 2020), Desmond J. Mills (November 2, 2022), Arunava Mitra (January 13, 2023), David Reed (December 8, 2022), Depinder Sandhu (October 11, 2022), Richard Ward (January 8, 2024) and Todd Glance (August 15, 2024)
		Exhibit 10.12 of the Company’s Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.3	Third Amended and Restated Weatherford International PLC Change in Control Severance Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2023	File No. 1-36504
*10.4	Amended and Restated Weatherford International plc Executive Severance Plan	Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 8, 2023	File No. 1-36504
*10.5	Amended and Restated Weatherford International plc Nonqualified Deferred Compensation Plan	Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 8, 2023	File No. 1-36504
*10.6	Executive Non-Equity Incentive Compensation Plan (as Amended and Restated)	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2020	File No. 1-36504
*10.7	Weatherford International plc 2019 Equity Incentive Plan	Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
*10.8	Weatherford International plc Amended and Restated 2019 Equity Incentive Plan	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2020 filed August 14, 2020	File No. 1-36504
Weatherford International plc – 2024 Form 10-K | 83

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.9	Weatherford International plc Second Amended and Restated 2019 Equity Incentive Plan	Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2020 filed November 4, 2020	File No. 1-36504
*10.10	Weatherford International plc Third Amended and Restated 2019 Equity Incentive Plan	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.11	Form of Performance Share Unit Award Agreement	Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File No. 1-36504
*10.12	Amended and Restated Weatherford International plc Short-Term Incentive Plan	Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. filed February 8, 2023	File No. 1-36504
*10.13	Second Amended and Restated Weatherford International plc Short-Term Incentive Plan	Exhibit 10.4 of the Company’s Quarterly Report for the period ending June 30, 2024 filed July 24, 2024	File No. 1-36504
*10.14	Form of Executive Officer Restricted Share Unit Award Agreement	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
*10.15	Form of Executive Officer Performance Share Unit Award Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
*10.16	Form of Executive Officer Restricted Share Unit Award Agreement adopted January 18, 2023	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.17	Form of Executive Officer Performance Share Unit Award Agreement adopted January 18, 2023	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.18	Form of Non- Executive Director Restricted Share Unit Award Agreement adopted January 18, 2023	Exhibit 10.5 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
Weatherford International plc – 2024 Form 10-K | 84

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.19	Form of Executive Officer Restricted Share Unit Award Agreement adopted January 18, 2024 and amended July 23, 2024	Exhibit 10.1 of the Company’s Quarterly Report for the period ending September 30, 2024 filed October 23, 2024	File No. 1-36504
*10.20	Form of Executive Officer Performance Share Unit Award Agreement adopted January 18, 2024 and amended July 23, 2024	Exhibit 10.2 of the Company’s Quarterly Report for the period ending September 30, 2024 filed October 23, 2024	File No. 1-36504
*10.21	Form of Non-Executive Director Restricted Share Unit Award Agreement adopted January 18, 2024 and amended July 23, 2024	Exhibit 10.7 of the Company’s Quarterly Report for the period ending June 30, 2024 filed July 24, 2024	File No. 1-36504
10.22
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
10.23
Amendment No. 1 to LC Credit Agreement and Amendment No. 1. To U.S. Security Agreement, dated August 28, 2020, by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, the other guarantors of the LC Credit Agreement, Deutsche Bank Trust Company Americas and the lenders under the LC Credit Agreement
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
10.24
Amendment No. 2 to LC Credit Agreement dated September 20, 2021, by and among Weatherford International Ltd., Weatherford International plc, Weatherford International LLC, the other guarantors party thereto, Deutsche Bank Trust Company Americas, BTA Institutional Services Australia Limited and the lenders under the LC Credit Agreement
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 20, 2021	File No. 1-36504
10.25
Amended and Restated Credit Agreement, dated October 17, 2022, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford International plc, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 18, 2022	File No. 1-36504
10.26
First Amendment to Amended and Restated Credit Agreement, dated as of November 22, 2022, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., Weatherford International plc and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 28, 2022	File No. 1-36504
Weatherford International plc – 2024 Form 10-K | 85

Exhibit Number	Description	Original Filed Exhibit	File Number
10.27
Additional Lender Supplement, dated as of November 22, 2022, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford International plc, ATB Financial and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 28, 2022	File No. 1-36504
10.28	Canadian Borrower Joinder, dated as of November 22, 2022, by Weatherford Canada Ltd. and delivered to Wells Fargo Bank, National Association, as administrative agent	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 28, 2022	File No. 1-36504
10.29
Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2023 by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 8, 2023	File No. 1-36504
10.30
Third Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2023, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., Weatherford International plc and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 24, 2023	File No. 1-36504
10.31
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
10.32
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2023, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd. WOFS International Finance GmbH, Weatherford International plc, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed February 7, 2024	File No. 1-36504
10.33
Additional Lender Supplement, dated as of April 22, 2023, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, JPMorgan Chase Bank, N.A., as an Additional Lender and Issuing Bank, DNB Bank ASA, New York Branch, as an Issuing Bank, DNB Capital LLC, as an Additional Lender, the other Lenders and Issuing Banks party thereto and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.1 of the Company’s Quarterly Report for the period ending March 31, 2024 filed April 24, 2024	File No. 1-36504
Weatherford International plc – 2024 Form 10-K | 86

Exhibit Number	Description	Original Filed Exhibit	File Number
10.34
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
10.35
Additional Lender Supplement, dated as of June 6, 2024, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, Arab Banking Corporation (B.S.C.) New York Branch, as an Additional Lender, the other Issuing Banks party thereto and Wells Fargo Bank, National Association, as administrative agent. *Schedules and similar attachments have been omitted pursuant to Regulation S-K Item 601(a)(5). Weatherford agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request
		Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 11, 2024.	File No. 1-36504
10.36
Seventh Amendment to Amended and Restated Credit Agreement, dated as of June 24, 2024, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.3 of the Company’s Quarterly Report for the period ending June 30, 2024 filed July 24, 2024	File No. 1-36504
†10.37
Eighth Amendment to Amended and Restated Credit Agreement, dated as of November 22, 2024, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent

10.38
Intercreditor Agreement by and between Wells Fargo Bank, N.A., Deutsche Bank Trust Company Americas, Weatherford International plc and the grantors party there to from time to time, dated December 13, 2019
		Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
10.39
Intercreditor Agreement, dated August 28, 2020, by and among Deutsche Bank Trust Company Americas, Wilmington Trust National Association, BTA Institutional Services Australia Limited, Weatherford International plc and the other grantors parties there to from time to time
		Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 28, 2020	File No. 1-36504
Weatherford International plc – 2024 Form 10-K | 87

Exhibit Number	Description	Original Filed Exhibit	File Number
10.40
Purchase Agreement dated September 21, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto, the initial purchasers party thereto and Deutsche Bank Securities Inc., as representative of the initial purchasers
		Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File No. 1-36504
10.41
Backstop Agreement dated September 20, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and certain funds managed by Franklin Advisers, Inc., as commitment parties thereto
		Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30. 2021 filed November 2, 2021	File No. 1-36504
*10.42	Registration Rights Agreement by and among Weatherford International plc and certain stockholders thereto, dated December 13, 2019	Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
*10.43	Form of Confidentiality and Restricted Covenant Agreement	Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed February 7, 2024	File No. 1-36504
19	Weatherford International plc Insider Trading Policy	Exhibit 19 to the Company’s Annual Report on Form 10-K filed February 7, 2024	File No. 1-36504
†21.1	Subsidiaries of Weatherford International plc
†23.1	Consent of KPMG LLP
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Weatherford International plc Executive Officer Clawback Policy	Exhibit 97 to the Company’s Annual Report on Form 10-K filed February 7, 2024	File No. 1-36504
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.
† Filed herewith.
†† Furnished herewith.

Weatherford International plc – 2024 Form 10-K | 88

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
Date: February 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Girishchandra K. Saligram	President, Chief Executive Officer and Director	February 6, 2025
Girishchandra K. Saligram	(Principal Executive Officer)

/s/ Arunava Mitra	Executive Vice President and	February 6, 2025
Arunava Mitra	Chief Financial Officer
(Principal Financial Officer)

/s/ Desmond J. Mills	Senior Vice President and Chief Accounting Officer	February 6, 2025
Desmond J. Mills	(Principal Accounting Officer)

/s/ Charles M. Sledge	Chairman of the Board and Director	February 6, 2025
Charles M. Sledge

/s/ Benjamin C. Duster IV	Director	February 6, 2025
Benjamin C. Duster IV

/s/ Neal P. Goldman	Director	February 6, 2025
Neal P. Goldman

/s/ Jacqueline Mutschler	Director	February 6, 2025
Jacqueline Mutschler

/s/ Steven Beringhause	Director	February 6, 2025
Steven Beringhause