Form 10-Q
period 2025-03-31
Weatherford International plc
filed 2025-04-23
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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

As of April 17, 2025, there were 72,556,148 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the First Quarter Ended March 31, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
(Dollars and shares in millions, except per share amounts)	2025	2024
Revenue:
Services	$741	$865
Products	452	493
Total Revenue	1,193	1,358

Costs and Expenses:
Cost of Services	464	527
Cost of Products	355	357
Research and Development	29	31
Selling, General and Administrative	161	205
Restructuring Charges	29	3
Other Charges, Net	13	2
Total Costs and Expenses	1,051	1,125
Operating Income	142	233

Other Expense:
Interest Expense, Net of Interest Income of $11 and $14	(26)	(29)
Other Expense, Net	(20)	(22)
Income Before Income Taxes	96	182
Income Tax Provision	(10)	(59)
Net Income	86	123
Net Income Attributable to Noncontrolling Interests	10	11
Net Income Attributable to Weatherford	$76	$112

Basic Income per Share	$1.04	$1.54
Basic Weighted Average Shares Outstanding	73.1	72.9

Diluted Income per Share	$1.03	$1.50
Diluted Weighted Average Shares Outstanding	73.4	74.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in millions)	2025	2024
Net Income	$86	$123
Foreign Currency Translation Adjustments	96	(24)
Comprehensive Income	182	99
Net Income Attributable to Noncontrolling Interests	10	11
Comprehensive Income Attributable to Weatherford	$172	$88
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars and shares in millions, except par value)	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Cash and Cash Equivalents	$873	$916
Restricted Cash	57	59
Accounts Receivable, Net of Allowance for Credit Losses of $8 at March 31, 2025 and $8 at December 31, 2024	1,175	1,261
Inventories, Net	889	880
Other Current Assets	270	286
Total Current Assets	3,264	3,402
Property, Plant and Equipment, Net of Accumulated Depreciation of $1,011 at March 31, 2025 and $940 at December 31, 2024	1,103	1,061
Intangibles, Net of Accumulated Amortization of $809 at March 31, 2025 and $793 at December 31, 2024	315	325
Operating Lease Assets	124	124
Other Non-Current Assets	248	247
Total Assets	$5,054	$5,159

Liabilities:
Current Portion of Long-term Debt	$22	$17
Accounts Payable	714	792
Accrued Salaries and Benefits	249	302
Income Taxes Payable	118	129
Current Portion of Operating Lease Liabilities	46	44
Other Current Liabilities	418	412
Total Current Liabilities	1,567	1,696
Long-term Debt	1,583	1,617
Operating Lease Liabilities	108	110
Non-current Taxes Payable	255	274
Other Non-Current Liabilities	181	179
Total Liabilities	$3,694	$3,876

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 72.6 shares at March 31, 2025 and 72.1 at December 31, 2024	$—	$—
Capital in Excess of Par Value	2,834	2,921
Retained Deficit	(1,428)	(1,486)
Accumulated Other Comprehensive Loss	(54)	(150)
Shareholders’ Equity	1,352	1,285
Noncontrolling Interests	8	(2)
Total Shareholders’ Equity	1,360	1,283
Total Liabilities and Shareholders’ Equity	$5,054	$5,159
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Cash Flows From Operating Activities:
Net Income	$86	$123
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	62	85
Foreign Exchange Losses	13	15
Gain on Disposition of Assets	(1)	(7)
Deferred Income Tax Provision	7	14
Share-Based Compensation	7	13
Changes in Accounts Receivable, Inventory, Accounts Payable and Accrued Salaries and Benefits:
Accounts Receivable	116	(112)
Inventories	(3)	(53)
Accounts Payable	(74)	99
Accrued Salaries and Benefits	(56)	(86)
Other Changes, Net	(15)	40
Net Cash Provided by Operating Activities	142	131
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(77)	(59)
Proceeds from Disposition of Assets	1	10
Business Acquisitions, Net of Cash Acquired	—	(36)
Proceeds from Sale of Investments	—	41
Other Investing Activities	(3)	(10)
Net Cash Used in Investing Activities	(79)	(54)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(39)	(172)
Tax Remittance on Equity Awards Vested	(20)	(8)
Share Repurchases	(53)	—
Dividends Paid	(18)	—
Other Financing Activities	(3)	(7)
Net Cash Used in Financing Activities	(133)	(187)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	25	(16)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(45)	(126)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	975	1,063
Cash, Cash Equivalents and Restricted Cash at End of Period	$930	$937
Supplemental Cash Flow Information:
Interest Paid	$2	$8
Income Taxes Paid, Net of Refunds	$30	$35
844,702 Ordinary Shares Issued for Acquisitions as of March 31, 2024	$—	$75

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” “Weatherford,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2024 Form 10-K for the discussion on our significant accounting policies. Certain reclassifications have been made to these Condensed Consolidated Financial Statements and accompanying footnotes for the three months ended March 31, 2024 to conform to the presentation for the three months ended March 31, 2025.

Accounting Standards Issued Not Yet Adopted

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2024 Form 10-K for the discussion on accounting pronouncements that have been issued but not yet effective for the interim periods presented that are not expected to have a material impact on our financial position or results of operations.

Evaluations of all other new accounting pronouncements that have been issued, but not yet effective are on-going, and at this time are not expected to have a material impact on our Condensed Consolidated Financial Statements.

2 – Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2024 Form 10-K. We have three reportable segments: (1) Drilling and Evaluation “DRE”, (2) Well Construction and Completions “WCC”, and (3) Production and Intervention “PRI”.

The Company’s chief operating decision maker (“CODM”), our chief executive officer, uses segment adjusted EBITDA to measure the profitability of each segment. The regularly reviewed historical, current and forecasted segment adjusted EBITDA data is utilized by the CODM to allocate Company resources. The CODM also uses segment adjusted EBITDA to drive efficiencies and develop competitive strategies. Segment adjusted EBITDA is based on segment earnings before interest, taxes, depreciation, amortization, share-based compensation expense and other adjustments. All other includes results from non-core business activities (including integrated services and projects), and corporate includes overhead support and centrally managed or shared facilities costs. All other and corporate do not individually meet the criteria for segment reporting.

	Three Months Ended March 31, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$350	$441	$334	$68	$1,193

Direct Costs(a)	(226)	(258)	(230)
Other Expense(b)	(50)	(55)	(42)
DRE Segment Adjusted EBITDA	74				74
WCC Segment Adjusted EBITDA		128			128
PRI Segment Adjusted EBITDA			62		62
All Other					4
Corporate					(15)
Depreciation and Amortization					(62)
Share-based Compensation					(7)
Restructuring Charges					(29)
Other Charges, Net					(13)
Operating Income					$142
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended March 31, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$422	$458	$348	$130	$1,358

Direct Costs(a)	(239)	(276)	(231)
Other Expense(b)	(53)	(62)	(44)
DRE Segment Adjusted EBITDA	130				130
WCC Segment Adjusted EBITDA		120			120
PRI Segment Adjusted EBITDA			73		73
All Other					27
Corporate					(14)
Depreciation and Amortization					(85)
Share-based Compensation					(13)
Restructuring Charges					(3)
Other Charges, Net					(2)
Operating Income					$233
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Depreciation and Amortization:
DRE	$19	$28
WCC	12	23
PRI	18	22
Corporate and Other	13	12
Total Depreciation and Amortization	$62	$85

Capital Expenditures:
DRE	$25	$23
WCC	8	14
PRI	31	13
Corporate and Other	13	9
Total Capital Expenditures	$77	$59

(Dollars in millions)	March 31, 2025	December 31, 2024
Total Assets:
DRE	$959	$925
WCC	1,024	1,040
PRI	788	789
Corporate and Other (a)	2,283	2,405
Total	$5,054	$5,159
(a) Corporate and other total assets primarily include cash and cash equivalents, certain intangible assets, and centrally managed or shared facilities.

PP&E, Net and Operating Lease Assets by Geographic Area

As of March 31, 2025 and December 31, 2024 the U.S. accounted for 23% and 22%, respectively, and the Kingdom of Saudi Arabia accounted for 12% and 11%, respectively, of our PP&E, Net and operating lease assets identifiable by geography. No other country accounted for more than 10% of our PP&E, Net and operating lease assets identifiable by geography as of March 31, 2025 and December 31, 2024. We had no PP&E, Net and operating lease assets in our country of domicile (Ireland) as of March 31, 2025, and December 31, 2024.

(Dollars in millions)	March 31, 2025	December 31, 2024
North America (a)	$308	$293
Latin America	175	195
Middle East/North Africa/Asia	465	443
Europe/Sub-Sahara Africa/Russia	223	219
PP&E, Net and Operating Lease Assets by Geography (b)	$1,171	$1,150
(a) North America consists of the U.S. and Canada.
(b) Corporate assets not allocated by geography are excluded from this total.

3 – Revenue

Disaggregated Revenue

The following table disaggregates our revenue from contracts with customers by geographic area and includes equipment rental revenue. Equipment rental revenues were $35 million in the three months ended March 31, 2025 and $34 million for the three months ended March 31, 2024.

During the three months ended March 31, 2025, the U.S. and the Kingdom of Saudi Arabia accounted for 16% and 11% of total revenue, respectively. During the three months ended March 31, 2024, the U.S. and the Kingdom of Saudi Arabia accounted for 15% and 10% of total revenue, respectively. In addition during the three months ended March 31, 2024, Mexico accounted for 14% of total revenue, driven by our largest customer, which accounted for 12% of our total revenue. No other country accounted for more than 10% of our revenue in the periods presented.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Revenue by Geographic Areas:
North America (a)	$250	$267

International	943	1,091
Middle East/North Africa/Asia	503	497
Latin America	241	370
Europe/Sub-Sahara Africa/Russia	199	224
Total Revenue	$1,193	$1,358
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings, and cash collections results in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of March 31, 2025 and December 31, 2024:

(Dollars in millions)	March 31, 2025	December 31, 2024
Receivables for Product and Services in Accounts Receivable, Net	$1,147	$1,232
Receivables for Equipment Rentals in Account Receivable, Net	$28	$29
Accounts Receivable, Net	$1,175	$1,261

Contract Assets in Other Current Assets	$43	$61
Contract Assets in Other Non-Current Assets	$35	$34
Contract Liabilities in Other Current Liabilities	$49	$51
Contract Liabilities in Other Non-Current Liabilities	$2	$2

4 – Restructuring Charges

Restructuring charges were $29 million and $3 million in the three months ended March 31, 2025 and March 31, 2024, respectively, and presented as “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations. These charges were related to optimization and efficiency initiatives throughout the organization and primarily relates to severance expenses.

Restructuring liabilities were $47 million as of March 31, 2025 and $35 million as of December 31, 2024. Of the restructuring liabilities $42 million and $31 million are recorded in “Other Current Liabilities” on the accompanying Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. The remaining $5 million and $4 million are recorded in “Other Non-Current Liabilities” on the accompanying Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. Changes in the liability are primarily driven by restructuring charges and cash payments.

The following table presents total restructuring charges by segment and All Other in the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
DRE	$8	$—
WCC	7	1
PRI	8	1
All Other	6	1
Total Restructuring Charges	$29	$3

5 – Inventories, Net

Inventories, net of reserves of $119 million and $115 million as of March 31, 2025 and December 31, 2024, respectively, are presented by category in the table below:

(Dollars in millions)	March 31, 2025	December 31, 2024
Finished Goods	$771	$778
Work in Process and Raw Materials, Components and Supplies	118	102
Inventories, Net	$889	$880

The change in inventory reserves includes inventory charges primarily offset by the disposal of inventory previously reserved. The charges are recorded in “Cost of Products” on our Condensed Consolidated Statements of Operations in the amount of $5 million and $6 million during the three months ended March 31, 2025 and March 31, 2024, respectively.

6 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	March 31, 2025	December 31, 2024
Developed and Acquired Technology, Net of Accumulated Amortization of $598 at March 31, 2025 and $592 at December 31, 2024	$126	$126
Trade Names, Net of Accumulated Amortization of $211 at March 31, 2025 and $201 at December 31, 2024	189	199
Intangibles, Net of Accumulated Amortization of $809 at March 31, 2025 and $793 at December 31, 2024	$315	$325

Amortization expense was $14 million and $41 million for the three months ended March 31, 2025 and March 31, 2024, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations. The decrease in amortization expense was primarily due to full amortization of certain intangible assets as of December 31, 2024.

7 – Borrowings and Other Debt Obligations

(Dollars in millions)	March 31, 2025	December 31, 2024
Current Portion of Finance Leases	$22	$17
Current Portion of Long-term Debt	$22	$17

8.625% Senior Notes due 2030 “2030 Senior Notes”	$1,552	$1,586
Finance Leases	31	31
Long-term Debt	$1,583	$1,617

2028 Senior Secured Notes

On September 30, 2021, Weatherford International Ltd. (“Weatherford Bermuda”) issued 6.50% senior secured notes in aggregate principal amount of $500 million maturing September 15, 2028. Interest was payable semiannually on September 15 and March 15 of each year, and commenced on March 15, 2022. Proceeds from the issuance were reduced by debt issuance costs. During the three months ended March 31, 2024 we redeemed $167 million of the then outstanding $248 million of principal. During the three months ended June 30, 2024 we fully redeemed the remaining principal amount.

2030 Senior Notes

On October 27, 2021, Weatherford Bermuda issued 8.625% senior notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford International, LLC (“Weatherford Delaware”) as co-issuer and co-obligor, and concurrently release the guarantee of Weatherford Delaware. In the first quarter of 2025, we repurchased $34 million in principal of our 2030 Senior Notes. At March 31, 2025, the carrying value represents the remaining unpaid principal of $1.56 billion, offset by unamortized deferred issuance cost of $11 million. At December 31, 2024, the carrying value represented the remaining principal of $1.6 billion, offset by unamortized deferred issuance cost of $11 million.

Credit Agreement

Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At March 31, 2025 and December 31, 2024, the Credit Agreement allowed for a total commitment amount of $720 million, maturing on October 24, 2028. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

As of March 31, 2025, we had zero borrowings outstanding under the Credit Agreement and $397 million of letters of credit outstanding. The letters of credit consisted of $277 million for performance letters of credit, $6 million for financial letters of credit under the Credit Agreement and $114 million letters of credit under various uncommitted bi-lateral facilities ($48 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

As of December 31, 2024, we had zero borrowings outstanding under the Credit Agreement and $382 million of letters of credit outstanding. The letters of credit consisted of $279 million for performance letters of credit, $12 million for financial letters of credit under the Credit Agreement and $91 million letters of credit under various uncommitted bi-lateral facilities ($49 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

	March 31, 2025		December 31, 2024
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.625% Senior Notes due 2030	$1,552	$1,590	$1,586	$1,650
Long-Term Debt (excluding Finance Leases)	$1,552	$1,590	$1,586	$1,650

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

9 – Shareholders’ Equity

Shares issued and outstanding on our Condensed Consolidated Balance Sheets increased from 72.1 million as of December 31, 2024 to 72.6 million as of March 31, 2025. The increase was due to the issuance of 1.3 million of our ordinary shares for equity awards vested and delivered, net of shares withheld for taxes, partially offset by the cancellation of 0.8 million of our ordinary shares repurchased for $53 million under our $500 million share repurchase program.

During the three months ended March 31, 2025, we declared and paid $18 million in dividends and accrued an immaterial amount of dividend equivalent rights on share-based awards.

The following summarizes our shareholders’ equity activity for the three months ended March 31, 2025 and 2024:

(Dollars in millions)	Ordinary Shares	Par Value	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2024	72.1	$—	$2,921	$(1,486)	$(150)	$(2)	$1,283
Net Income	—	—	—	76	—	10	86
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	1.3	—	(34)	—	—	—	(34)
Share Repurchases	(0.8)	—	(53)	—	—	—	(53)
Dividends Declared ($0.25 per share) (1)	—	—	—	(18)	—	—	(18)
Other Comprehensive Income	—	—	—	—	96	—	96
Balance at March 31, 2025	72.6	$—	$2,834	$(1,428)	$(54)	$8	$1,360
(1) Includes dividend equivalents on share-based awards.

(Dollars in millions)	Ordinary Shares	Par Value	Capital In Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2023	72.1	$—	$2,906	$(1,954)	$(28)	$(2)	$922
Net Income	—	—	—	112	—	11	123
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	0.3	—	4	—	—	—	4
Other Comprehensive Loss	—	—	—	—	(24)	—	(24)
Equity Issued for Acquisitions	0.8	—	75	—	—	—	75
Balance at March 31, 2024	73.2	$—	$2,985	$(1,842)	$(52)	$9	$1,100

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025 and 2024:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2024	$(156)	$6	$(150)
Other Comprehensive Income	96	—	96
Balance at March 31, 2025	$(60)	$6	$(54)

Balance at December 31, 2023	$(43)	$15	$(28)
Other Comprehensive Loss	(24)	—	(24)
Balance at March 31, 2024	$(67)	$15	$(52)

10 – Income per Share
A reconciliation of the number of shares used for the basic and diluted income per share calculation was as follows:

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2025	2024
Net Income Attributable to Weatherford	$76	$112

Basic Weighted Average Shares Outstanding	73.1	72.9
Dilutive Effect of Awards Granted in Stock Incentive Plan	0.3	1.8
Diluted Weighted Average Shares Outstanding	73.4	74.7

Basic Income per Share	$1.04	$1.54
Diluted Income per Share	$1.03	$1.50

Antidilutive Weighted Average Shares:
Equity Awards	0.4	0.5
Total Antidilutive Weighted Average Shares	0.4	0.5

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

11 – Income Taxes

We recognized a tax expense of $10 million for the three months ended March 31, 2025, compared to three months ended March 31, 2024 where we recognized a tax expense of $59 million. Income tax expense was lower in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreased earnings before taxes and the recognition of a benefit from previously uncertain tax positions of $26 million. We calculate income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes.

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

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of March 31, 2025, we anticipate that it is reasonably possible that our uncertain tax positions of $255 million, including interest and penalties offset by net operating losses and other tax attributes if settled, may decrease by up to $87 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

12 – Credit Default Swap

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

Under the CDS terms, within five business days upon notification of a default by the customer, we could be required to pay the then outstanding notional balance net of recoveries. As of March 31, 2025, we had a notional balance of $23 million outstanding under the CDS and as of December 31, 2024, we had a notional balance of $25 million outstanding. The fair value of the derivative was not material as of March 31, 2025 and December 31, 2024.

A CDS was entered into during the fourth quarter of 2023 with the same parties for similar reasons as in the fourth quarter of 2024, and accordingly, in the first quarter of 2024, we received $142 million. The agreement was terminated in the third quarter of 2024, extinguishing the remaining notional balance.

13 – Subsequent Events

On April 1, 2025 the Company completed the sale of our Pressure Pumping business in Argentina for approximately $104 million in cash. The Company expects to record a gain in the second quarter of 2025.

On April 17, 2025, our Board of Directors declared a cash dividend of $0.25 per share of the Company’s ordinary shares, payable on June 5, 2025 to shareholders of record as of May 6, 2025.

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

We conduct business in approximately 75 countries, answering the challenges of the energy industry with 320 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed and managed across the life cycle of the wellbore, and we report in three segments (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention.

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

Lower oil and natural gas prices and lower rig count generally correlate to lower exploration and production spending, and higher oil and natural gas prices and higher rig count generally correlate to higher exploration and production spending. Therefore, our financial results can be significantly affected by oil and natural gas prices as well as rig counts. As shown in the following tables, as of March 31, 2025 oil prices and rig counts were notably lower than at March 31, 2024. The drop in oil prices and rig counts since the quarter ended March 31, 2024 has coincided with reduced activity levels across our industry. Oil prices and rig counts may continue to trend lower throughout the remainder of 2025, resulting in flat to lower activity levels.

In addition to the impact of lower commodity prices and reduced rig counts there may be future impacts and effects on our industry or us relating to the new U.S. Presidential administration and Congress in areas relating to trade policy and tariffs, global conflicts and sanctions, environmental regulations and others. For example, on April 2, 2025, the U.S. announced sweeping new tariffs, prompting retaliatory actions by affected countries, followed by a 90-day pause in the effectiveness of some tariffs. We have seen significant volatility in the energy markets subsequent to the tariff announcements, including a continued decline in oil prices, and anticipate increased supply chain challenges, as well as increased economic pressures on our customers. The Company continues to monitor these developments, but the impact and timing of these changes on our business is uncertain.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”), Brent North Sea (“Brent”) crude oil and Henry Hub natural gas.

	Three Months Ended
	March 31,
	2025	2024
Oil price - WTI (1)	$71.84	$77.56
Oil price - Brent (1)	$75.81	$83.00
Natural gas price - Henry Hub (2)	$4.15	$2.13
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (rounded to the nearest $0.01)

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended
	March 31,
	2025	2024
North America	803	831
International	903	965
Worldwide	1,706	1,796

Russia Ukraine Conflict

In February 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response we evaluated, and continue to evaluate, our operations, with the priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions.

Revenues in Russia were approximately 6% of our total revenues for the three months ended March 31, 2025, compared to 5% of our total revenue for the three months ended March 31, 2024. As of March 31, 2025, our Russia operations included $113 million in cash, $131 million in other current assets, $72 million in property, plant and equipment and other non-current assets, and $53 million in liabilities. As of December 31, 2024, our Russia operations included $82 million in cash, $95 million in other current assets, $56 million in property, plant and equipment and other non-current assets, and $45 million in liabilities.

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

Consolidated Statements of Operations - Operating Summary

Revenues of $1.2 billion in the three months ended March 31, 2025, decreased 12% compared to $1.4 billion in the three months ended March 31, 2024. Year-over-year in the first quarter, product revenues decreased 8% and service revenues decreased 14%. Revenues declined in all segments with DRE, WCC and PRI impacting 44%, 10%, and 8% of the decrease, respectively, with the remaining decrease from lower activity in integrated services and projects. Geographically, the year-over-year first quarter revenue decrease was led by a decline in the Latin America, Europe/Sub-Sahara Africa/Russia and North America regions, which impacted 78%, 15% and 10% of the decrease, respectively, partly offset by a revenue increase in Middle East/North Africa/Asia. Year-over-year revenue decreases were primarily driven by a decline in activity across segments and geographies.

Operating income of $142 million in the three months ended March 31, 2025, decreased 39% compared to $233 million in the three months ended March 31, 2024, due to the decline in revenue, with a partial offset from lower cost of products and services and selling general, administrative and research and development costs. Cost of products and services of $819 million in the three months ended March 31, 2025, decreased 7% compared to $884 million in the three months ended March 31, 2024. Our cost of products and services as a percentage of revenues was 69% in the three months ended March 31, 2025 compared to 65% in the three months ended March 31, 2024.

Selling, general, administrative and research and development costs of $190 million in the three months ended March 31, 2025, decreased 20% compared to $236 million in the three months ended March 31, 2024. The year-over-year decrease was primarily due to a decline in amortization expense and the cost of employee incentive programs. Selling, general, administrative and research and development costs as a percentage of revenues was 16% in the three months ended March 31, 2025, and 17% in the three months ended March 31, 2024.

Restructuring charges were $29 million in the three months ended March 31, 2025 and $3 million in the three months ended March 31, 2024. See “Note 4 – Restructuring Charges” for additional information.

Other Charges, Net in the three months ended March 31, 2025 were $13 million in net charges, and primarily include fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico. Other Charges, Net in the three months ended March 31, 2024 were $2 million in net charges.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest Expense, Net was $26 million and $29 million in the three months ended March 31, 2025 and 2024, respectively. Interest Expense, Net is interest expense net of interest income.

Interest expense was $37 million in the three months ended March 31, 2025 and $43 million in the three months ended March 31, 2024. The decrease was primarily due to the reduction in our outstanding long-term debt. Interest income was $11 million in the three months ended March 31, 2025 and $14 million in the three months ended March 31, 2024.

Other Expense, Net

Other Expense, Net was $20 million in the three months ended March 31, 2025 and $22 million in the three months ended March 31, 2024. Other Expense, Net primarily represents foreign exchange losses in countries with no or limited markets to hedge, letter of credit fees and other financing charges, including bond redemption premiums partially offset by certain investment gains and losses. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency.

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

Results of Operations by Segment

Financial information by segment is summarized below.

	Three Months Ended March 31, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$350	$441	$334	$68	$1,193

Direct Costs(a)	(226)	(258)	(230)
Other Expense(b)	(50)	(55)	(42)
DRE Segment Adjusted EBITDA	74				74
WCC Segment Adjusted EBITDA		128			128
PRI Segment Adjusted EBITDA			62		62
All Other					4
Corporate					(15)
Depreciation and Amortization					(62)
Share-based Compensation					(7)
Restructuring Charges					(29)
Other Charges, Net					(13)
Operating Income					$142
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended March 31, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$422	$458	$348	$130	$1,358

Direct Costs(a)	(239)	(276)	(231)
Other Expense(b)	(53)	(62)	(44)
DRE Segment Adjusted EBITDA	130				130
WCC Segment Adjusted EBITDA		120			120
PRI Segment Adjusted EBITDA			73		73
All Other					27
Corporate					(14)
Depreciation and Amortization					(85)
Share-based Compensation					(13)
Restructuring Charges					(3)
Other Charges, Net					(2)
Operating Income					$233
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

DRE Results

	Three Months Ended		Variance
($ in Millions)	March 31, 2025	March 31, 2024	$	% or bps
Revenue	$350	$422	$(72)	(17)%
Direct Costs	(226)	(239)	13	5%
Other Expense	(50)	(53)	3	6%
Segment Adjusted EBITDA	$74	$130	$(56)	(43)%
Segment Adj EBITDA Margin	21.1%	30.8%	n/m	(966)	bps

DRE revenues of $350 million in the three months ended March 31, 2025, decreased $72 million or 17%, compared to $422 million in the three months ended March 31, 2024.

Of the first quarter year-over-year revenue decrease, approximately 85% of the decrease was from lower activity in drilling-related services. Geographically, approximately 90% of the revenue decrease was from the Latin America region.

DRE segment adjusted EBITDA of $74 million in the three months ended March 31, 2025, decreased $56 million or 43%, compared to $130 million in the three months ended March 31, 2024. DRE segment adjusted EBITDA margin was 21.1% in the three months ended March 31, 2025 compared to 30.8% in the three months ended March 31, 2024. The first quarter segment adjusted EBITDA decreased primarily due to a decline in drilling-related services activity. Both direct costs and other expense generally decreased in line with the decrease in activity. However, the rate of decrease in direct costs and other expense was lower than the rate of decrease in revenue, contributing to the decrease in margin.

WCC Results

	Three Months Ended		Variance
($ in Millions)	March 31, 2025	March 31, 2024	$	% or bps
Revenue	$441	$458	$(17)	(4)%
Direct Costs	(258)	(276)	18	7%
Other Expense	(55)	(62)	7	11%
Segment Adjusted EBITDA	$128	$120	$8	7%
Segment Adj EBITDA Margin	29.0%	26.2%	n/m	282	bps

WCC revenues of $441 million in the three months ended March 31, 2025, decreased $17 million or 4%, compared to $458 million in the three months ended March 31, 2024.

The first quarter year-over-year revenue decrease was primarily due to a decline in activity for cementation products which impacted 65% of the decrease for product lines which decreased year-over-year. This was partly offset by revenue increases from well services and completions activity. Geographically, of the regions with revenue decreases, approximately 50% of the decrease was from North America and approximately 30% was from the Latin America region. This was partly offset by a revenue increase in the Middle East/North Africa/Asia region.

WCC segment adjusted EBITDA of $128 million in the three months ended March 31, 2025, increased $8 million or 7%, compared to $120 million in the three months ended March 31, 2024. WCC segment adjusted EBITDA margin was 29.0% in the three months ended March 31, 2025, compared to 26.2% in the three months ended March 31, 2024. The increase in segment adjusted EBITDA was primarily due to higher margin activity in the Middle East/North Africa/Asia region and lower selling, general and administrative costs. Both direct costs and other expense generally decreased in line with the decrease in activity. However, the rate of decrease in direct costs and other expense was higher than the rate of decrease in revenue, contributing to increase in margin.

PRI Results

	Three Months Ended		Variance
($ in Millions)	March 31, 2025	March 31, 2024	$	% or bps
Revenue	$334	$348	$(14)	(4)%
Direct Costs	(230)	(231)	1	—%
Other Expense	(42)	(44)	2	5%
Segment Adjusted EBITDA	$62	$73	$(11)	(15)%
Segment Adj EBITDA Margin	18.6%	21.0%	n/m	(241)	bps

PRI revenues of $334 million in the three months ended March 31, 2025, decreased $14 million or 4% compared to $348 million in the three months ended March 31, 2024.

The first quarter year-over-year revenue decrease was primarily due to decline in activity for intervention services and drilling tools and artificial lift which impacted 60% and 30% of the decrease, respectively, for product lines which decreased year-over-year. This was partly offset by revenue increase from pressure pumping activity. Geographically, approximately 90% of the revenue decrease was from the Latin America region.

PRI segment adjusted EBITDA of $62 million in the three months ended March 31, 2025, decreased $11 million or 15% compared to $73 million in the three months ended March 31, 2024. PRI segment adjusted EBITDA margin was 18.6% in the three months ended March 31, 2025, compared to 21.0% in the three months ended March 31, 2024. The first quarter year-over-year decrease in segment adjusted EBITDA was primarily due to a decline in activity and cost inflation on products sold. Direct costs slightly decreased year-over-year, while other expense decreased in line with decrease in activity. However, the decrease in direct costs and other expense was lower than decrease in revenue, contributing to the decrease in margin.

All Other Results

All Other results were from non-core business activities that do not individually meet the criteria for segment reporting, including integrated services and projects, which includes pass through and project management services.

All Other revenues were $68 million in the three months ended March 31, 2025, compared to $130 million in the three months ended March 31, 2024. The first quarter year-over-year decrease was due to a decline in international activity for integrated services and projects.

Corporate

Corporate was a net expense of $15 million in the three months ended March 31, 2025 compared to $14 million in the three months ended March 31, 2024.

Depreciation and Amortization

Depreciation and amortization expense was $62 million in the three months ended March 31, 2025 compared to $85 million in the three months ended March 31, 2024. The year-over-year decrease was primarily due to certain intangible assets reaching full amortization in the fourth quarter of 2024.

Share-based Compensation

We recognized $7 million of share-based compensation in the three months ended March 31, 2025 compared to $13 million in the three months ended March 31, 2024. The year-over-year decrease in share-based compensation expense was primarily due to the vesting of equity awards, resulting in a lower number of non-vested awards.

Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include but are not limited to; the impact from geopolitical conflicts; our customers’ capital expenditures; environmental, social and governance and other sustainability policies and initiatives; world economic, political, trade, and weather conditions; the price of oil, natural gas, and alternatives; member-country quota compliance within the Organization of Petroleum Exporting Countries and the expanded alliance (OPEC+); and, non-OPEC+ investments and project timing. Imbalance across geographies driven by geopolitical conflicts, investment variances and supply disruptions are driving a greater focus on energy security and resiliency, which in turn is creating a shift towards national oil companies and diversification across multiple energy sources (oil, gas, coal, renewables, etc.) to meet domestic and global demand.

The overall international market has softened over the past nine months, and the industry has witnessed substantial drops in Mexico along with continued reduction in certain portions of our North America business. We expect a continued focus on capital discipline and efficiencies, particularly in our Latin American and North American regions, which we expect to negatively impact demand for our services and products in 2025, as our customers regulate activity timing and services spending, relative to macro-driven factors. Particularly, in the near term we expect lower demand from our largest customer in Mexico. Additionally, trade concerns such as recent U.S. tariff actions and potential retaliatory responses has increased uncertainty in our industry and in relation to global economic outlook, which may contribute to an economic slowdown and negatively impact both domestic and international crude demand and increase cost pressure on the sector.

Over the mid to long-term, we expect demand for oil and natural gas exploration and production as well as new energy platforms to continue to require more advanced technology from the energy service industry. While we remain cautious on our activity profile as we calibrate macroeconomic conditions with customer demand, we are confident that adoption of our differentiated technologies and market penetration will provide a pathway to long-cycle growth. We continue to closely monitor and adapt to macroeconomic and trade conditions, potential supply chain disruptions, inflationary factors, and other labor and logistical constraints that could impact our operations and results.

Liquidity and Capital Resources

At March 31, 2025, we had cash and cash equivalents of $873 million and $57 million in restricted cash, compared to $916 million of cash and cash equivalents and $59 million in restricted cash at December 31, 2024.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Net Cash Provided by Operating Activities	$142	$131
Net Cash Used in Investing Activities	$(79)	$(54)
Net Cash Used in Financing Activities	$(133)	$(187)

Operating Activities

Cash provided by operating activities was $142 million for the three months ended March 31, 2025 compared to cash provided by operating activities of $131 million for the three months ended March 31, 2024. The increase in cash provided by operating activities in 2025 over 2024 was primarily due to lower employee costs, partially offset by decreased collections as a result of decreased revenue. During both the three months ended March 31, 2025 and March 31, 2024, we entered into arrangements with third-party financial institutions related to collections of certain receivables from our largest customer in Mexico. Pursuant to such arrangements, we received $93 million and $142 million during the three months ended March 31, 2025 and March 31, 2024, respectively. Factoring arrangements related to certain receivables during both the three months ended March 31, 2025 and March 31, 2024 resulted in cash proceeds at the time of factoring of $55 million and $8 million, respectively.

Investing Activities

Cash used in investing activities was $79 million for the three months ended March 31, 2025. The primary investing use of cash was for capital expenditures of $77 million.

Cash used in investing activities was $54 million for the three months ended March 31, 2024. The primary investing activities were from cash used for capital expenditures of $59 million and cash used for acquisitions net of cash acquired, of $36 million. The uses of cash were primarily offset by proceeds from sale of investments of $41 million from our marketable securities in Argentina and other outflows of $10 million.

Financing Activities

Cash used in financing activities was $133 million for the three months ended March 31, 2025. The primary financing uses of cash were for share repurchases of $53 million (see “Note 9 – Shareholders’ Equity”), repayments and repurchases of long-term debt of $39 million (including $34 million in repurchases of our 2030 Senior Notes, see “Note 7 – Borrowings and Other Debt Obligations”), tax remittances on equity awards vested of $20 million and cash dividends of $18 million.

Cash used in financing activities was $187 million for the three months ended March 31, 2024. The primary financing uses of cash were for repayments and repurchases of long-term debt of $172 million.

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

Cash Requirements

Our cash requirements will continue to include payments for principal and interest on our long-term debt, capital expenditures, payments on our finance and operating leases, payments for short-term working capital needs, operating costs and restructuring payments. We expect to utilize cash in our capital allocation framework, which includes investments in technology and infrastructure upgrades, and in strategic mergers and acquisitions. Our cash requirements also include personnel costs, including awards under our employee incentive programs and other amounts to settle litigation related matters. In addition, we have derivative financial instruments where we have notional amounts that do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument, however, in the event of a related default, we could potentially be required to pay. See further discussion in our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) and “Note 12 – Credit Default Swap”. Our cash requirements also include payments for our shareholder returns programs described in “Note 9 – Shareholders’ Equity.”

As of March 31, 2025, the aggregate principal amount of our primary debt outstanding was $1.56 billion of our 2030 Senior Notes. We expect to pay $135 million in interest payments in 2025 specific to these notes. See “Note 7 – Borrowings and Other Debt Obligations” for additional information.

Our capital spend is expected to be 3-5% of revenue over a 12 to 18 month rolling period and our 2025 capital spend is projected to be within the same framework. Our payments on our operating and finance leases in 2025 are expected to be approximately $59 million and $28 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At March 31, 2025 and December 31, 2024, we had approximately $140 million and $127 million, respectively, of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. As we continue to conduct business in certain countries with cash that cannot be immediately repatriated, we may consider infrequent transactions to safeguard our cash from exposure to the effects of inflation and currency devaluation. Repatriation of those cash balances might result in incremental taxes or losses.

Ratings Services’ Credit Ratings

Our credit ratings at December 31, 2024 have been maintained as follows:
•Standard and Poor (“S&P) and Fitch Ratings (“Fitch”) maintain issuer credit ratings of ‘BB-;’ S&P maintained a positive outlook and Fitch maintained a stable outlook
•Moody's Investors Service (Moody's) maintained a Corporate Family Rating of Ba3 and a positive outlook

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

Our net accounts receivables in Mexico were 28% and 31% of our total net accounts receivables, as of March 31, 2025 and December 31, 2024, respectively, of which our largest customer in the country accounted for 25% and 26% of our total net outstanding accounts receivables, respectively. Mexico continues to account for a large percentage of our receivables despite dropping below 10% of total revenues for the three months ended March 31, 2025. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations; and delays or failures to pay or defaults, if any, could negatively impact the future results of the Company.

During the three months ended March 31, 2025 we paid an immaterial amount of fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico. Pursuant to such arrangements, we received $93 million during the three months ended March 31, 2025.

Except for the above, no other country accounted for more than 10% of our net accounts receivables balance.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-back. During the three months ended March 31, 2025 and March 31, 2024, we sold accounts receivable balances of $55 million and $8 million, and received cash proceeds of $55 million and $8 million, respectively, at the time of factoring.

The above factoring proceeds were included in Net Cash Provided by Operating Activities in the Condensed Consolidated Statements of Cash Flows.

Guarantees

Our 2030 Senior Notes were issued by Weatherford International Ltd. (“Weatherford Bermuda”) and guaranteed by the Company and other subsidiary guarantors party thereto. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford International, LLC (“Weatherford Delaware”) as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware.

Credit Agreement, Letters of Credit and Surety Bonds
Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At March 31, 2025 and December 31, 2024, the Credit Agreement allowed for a total commitment amount of $720 million, maturing on October 24, 2028. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

As of March 31, 2025, we had zero borrowings outstanding under the Credit Agreement and $397 million of letters of credit outstanding. The letters of credit consisted of $277 million for performance letters of credit, $6 million for financial letters of credit under the Credit Agreement and $114 million letters of credit under various uncommitted bi-lateral facilities ($48 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

As of December 31, 2024, we had zero borrowings outstanding under the Credit Agreement and $382 million of letters of credit. The letters of credit consisted of $279 million for performance letters of credit and $12 million for financial letters of credit under the Credit Agreement and $91 million of letters of credit under various uncommitted bi-lateral facilities ($49 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

We utilize surety bonds as part of our customary business practice in certain regions, primarily Latin America. As of March 31, 2025 and December 31, 2024, we had surety bonds outstanding of $501 million and $520 million, respectively. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

Forward-Looking Statements

This report contains various statements relating to future financial performance and results, business strategy, plans, goals and objectives, including certain projections, business trends, our shareholder returns program, and other statements that are not historical facts. These statements constitute forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “strategy,” “plan,” “guidance,” “outlook,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, or if earlier, as of the date they were made, and we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under the heading “Item 1A. Risk Factors” in our 2024 Form 10-K, Part I, and “Part II – Other Information – Item 1A. Risk Factors” of this Form 10-Q, sets forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

•global political, economic and market conditions, political disturbances, war or other global conflicts, terrorist attacks, changes in global trade policies, tariffs and sanctions, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict and conflicts in the Middle East);
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
•our ability to effectively and timely adapt our technology portfolio, products and services to remain competitive and to address and participate in changes to the market demands, including for the transition to alternate sources of energy such as geothermal, carbon capture and responsible abandonment, including our digitalization efforts;
•increases in the prices and lead times; and the lack of availability of our procured products and services;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk has not changed materially since December 31, 2024. For additional information, see “Note 7 – Borrowings and Other Debt Obligations” and “Note 12 – Credit Default Swap” in the Notes to Condensed Consolidated Financial Statements, as well as “Other Expense, Net” and “Liquidity and Capital Resources” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 8 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2024 Form 10-K, Part I, under the heading “Item 1A. Risk Factors” and other information included and incorporated by reference in this report. As of March 31, 2025, there have been no material changes in our assessment of our risk factors from the aforementioned.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Following is a summary of our repurchases of our ordinary shares during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
January 1 - 31	250,328	$70.79	250,328	$383,211,423
February 1 - 28	249,603	$66.99	249,603	$366,491,722
March 1 - 31	347,031	$54.52	347,031	$347,572,375
Total	846,962	$63.00	846,962

(1) On July 23, 2024, we announced a program under which we may repurchase our ordinary shares from time to time, up to $500 million through June 2027. Approximately $348 million remained authorized for repurchases as of March 31, 2025. From the inception of this program in July of 2024 through March 31, 2025, we have repurchased approximately 1.9 million ordinary shares for $152 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
†10.1	Form of Executive Officer Restricted Share Unit Award Agreement adopted March 7, 2025.		File No. 1-36504
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	April 23, 2025	By:	/s/ Anuj Dhruv
Anuj Dhruv
Executive Vice President and Chief Financial Officer

Date:	April 23, 2025	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and Chief Accounting Officer