Form 10-Q
period 2025-06-30
Weatherford International plc
filed 2025-07-23
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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

As of July 17, 2025, there were 71,835,002 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Second Quarter Ended June 30, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in millions, except per share amounts)	2025	2024	2025	2024
Revenue:
Services	$732	$862	$1,473	$1,727
Products	472	543	924	1,036
Total Revenue	1,204	1,405	2,397	2,763

Costs and Expenses:
Cost of Services	464	500	928	1,027
Cost of Products	365	391	720	748
Research and Development	30	31	59	62
Selling, General and Administrative	164	216	325	421
Gain on Sale of Business	(70)	—	(70)	—
Restructuring Charges	11	5	40	8
Other Charges (Credits), Net	3	(2)	16	—
Total Costs and Expenses	967	1,141	2,018	2,266
Operating Income	237	264	379	497

Other Expense:
Interest Expense, Net of Interest Income of $14, $17, $25 and $31	(21)	(24)	(47)	(53)
Loss on Blue Chip Swap Securities	(1)	(10)	(1)	(10)
Other Expense, Net	(24)	(20)	(44)	(42)
Income Before Income Taxes	191	210	287	392
Income Tax Provision	(46)	(73)	(56)	(132)
Net Income	145	137	231	260
Net Income Attributable to Noncontrolling Interests	9	12	19	23
Net Income Attributable to Weatherford	$136	$125	$212	$237

Basic Income per Share	$1.87	$1.71	$2.91	$3.25
Basic Weighted Average Shares Outstanding	72.2	73.2	72.7	73.1

Diluted Income per Share	$1.87	$1.66	$2.90	$3.16
Diluted Weighted Average Shares Outstanding	72.4	75.3	72.9	75.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2025	2024	2025	2024
Net Income	$145	$137	$231	$260
Foreign Currency Translation Adjustments	65	—	161	(24)
Comprehensive Income	210	137	392	236
Net Income Attributable to Noncontrolling Interests	9	12	19	23
Comprehensive Income Attributable to Weatherford	$201	$125	$373	$213
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars and shares in millions, except par value)	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Cash and Cash Equivalents	$943	$916
Restricted Cash	60	59
Accounts Receivable, Net of Allowance for Credit Losses of $9 at June 30, 2025 and $8 at December 31, 2024	1,177	1,261
Inventories, Net	881	880
Other Current Assets	267	286
Total Current Assets	3,328	3,402
Property, Plant and Equipment, Net of Accumulated Depreciation of $1,070 at June 30, 2025 and $940 at December 31, 2024	1,136	1,061
Intangibles, Net of Accumulated Amortization of $828 at June 30, 2025 and $793 at December 31, 2024	305	325
Operating Lease Assets	124	124
Other Non-Current Assets	248	247
Total Assets	$5,141	$5,159

Liabilities:
Current Portion of Long-term Debt	$26	$17
Accounts Payable	685	792
Accrued Salaries and Benefits	252	302
Income Taxes Payable	112	129
Current Portion of Operating Lease Liabilities	47	44
Other Current Liabilities	381	412
Total Current Liabilities	1,503	1,696
Long-term Debt	1,565	1,617
Operating Lease Liabilities	109	110
Non-current Taxes Payable	268	274
Other Non-Current Liabilities	177	179
Total Liabilities	$3,622	$3,876

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 71.8 shares at June 30, 2025 and 72.1 at December 31, 2024	$—	$—
Capital in Excess of Par Value	2,810	2,921
Retained Deficit	(1,311)	(1,486)
Accumulated Other Comprehensive Income (Loss)	11	(150)
Shareholders’ Equity	1,510	1,285
Noncontrolling Interests	9	(2)
Total Shareholders’ Equity	1,519	1,283
Total Liabilities and Shareholders’ Equity	$5,141	$5,159
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Cash Flows From Operating Activities:
Net Income	$231	$260
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	126	171
Foreign Exchange Losses	30	23
Loss on Blue Chip Swap Securities	1	10
Gain on Disposition of Assets	(4)	(32)
Gain on Sale of Business	(70)	—
Deferred Income Tax Provision	2	27
Share-Based Compensation	16	25
Changes in Accounts Receivable, Inventory, Accounts Payable and Accrued Salaries and Benefits:
Accounts Receivable	132	(73)
Inventories	(7)	(92)
Accounts Payable	(107)	79
Accrued Salaries and Benefits	(57)	(88)
Other Changes, Net	(23)	(29)
Net Cash Provided by Operating Activities	270	281
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(131)	(121)
Proceeds from Disposition of Assets	6	18
Proceeds from Sale of Business	97	—
Purchases of Blue Chip Swap Securities	(83)	(50)
Proceeds from Sales of Blue Chip Swap Securities	82	40
Business Acquisitions, Net of Cash Acquired	—	(36)
Proceeds from Sale of Investments	—	41
Other Investing Activities	(7)	(7)
Net Cash Used in Investing Activities	(36)	(115)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(73)	(259)
Distributions to Noncontrolling Interests	(8)	(9)
Tax Remittance on Equity Awards Vested	(20)	(9)
Share Repurchases	(87)	—
Dividends Paid	(36)	—
Other Financing Activities	(6)	(12)
Net Cash Used in Financing Activities	(230)	(289)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	24	(20)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	28	(143)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	975	1,063
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,003	$920
Supplemental Cash Flow Information:
Interest Paid	$70	$81
Income Taxes Paid, Net of Refunds	$86	$89
844,702 Ordinary Shares Issued for Acquisitions	$—	$75

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2024 Form 10-K for the discussion on our significant accounting policies. Certain reclassifications have been made to these Condensed Consolidated Financial Statements and accompanying footnotes for the three and six months ended June 30, 2024 to conform to the presentation for the three and six months ended June 30, 2025.

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

2 – Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2024 Form 10-K. We have three reportable segments: (1) Drilling and Evaluation “DRE,” (2) Well Construction and Completions “WCC,” and (3) Production and Intervention “PRI.”

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

	Three Months Ended June 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$335	$456	$327	$86	$1,204

Direct Costs(a)	(220)	(279)	(220)
Other Expense(b)	(46)	(59)	(44)
DRE Segment Adjusted EBITDA	69				69
WCC Segment Adjusted EBITDA		118			118
PRI Segment Adjusted EBITDA			63		63
All Other					19
Corporate					(15)
Depreciation and Amortization					(64)
Share-based Compensation					(9)
Gain on Sale of Business					70
Restructuring Charges					(11)
Other Charges, Net					(3)
Operating Income					$237
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Six Months Ended June 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$685	$897	$661	$154	$2,397

Direct Costs(a)	(446)	(537)	(450)
Other Expense(b)	(96)	(114)	(86)
DRE Segment Adjusted EBITDA	143				143
WCC Segment Adjusted EBITDA		246			246
PRI Segment Adjusted EBITDA			125		125
All Other					23
Corporate					(30)
Depreciation and Amortization					(126)
Share-based Compensation					(16)
Gain on Sale of Business					70
Restructuring Charges					(40)
Other Charges, Net					(16)
Operating Income					$379
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended June 30, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$427	$504	$369	$105	$1,405

Direct Costs(a)	(241)	(297)	(236)
Other Expense(b)	(56)	(62)	(48)
DRE Segment Adjusted EBITDA	130				130
WCC Segment Adjusted EBITDA		145			145
PRI Segment Adjusted EBITDA			85		85
All Other					23
Corporate					(18)
Depreciation and Amortization					(86)
Share-based Compensation					(12)
Restructuring Charges					(5)
Other Credits, Net					2
Operating Income					$264
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Six Months Ended June 30, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$849	$962	$717	$235	$2,763

Direct Costs(a)	(480)	(573)	(467)
Other Expense(b)	(109)	(124)	(92)
DRE Segment Adjusted EBITDA	260				260
WCC Segment Adjusted EBITDA		265			265
PRI Segment Adjusted EBITDA			158		158
All Other					50
Corporate					(32)
Depreciation and Amortization					(171)
Share-based Compensation					(25)
Restructuring Charges					(8)
Operating Income					$497
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Depreciation and Amortization:
DRE	$21	$27	$40	$55
WCC	12	25	24	48
PRI	18	24	36	46
Corporate and Other	13	10	26	22
Total Depreciation and Amortization	$64	$86	$126	$171

Capital Expenditures:
DRE	$25	$23	$50	$45
WCC	8	15	16	30
PRI	15	17	46	30
Corporate and Other	6	7	19	16
Total Capital Expenditures	$54	$62	$131	$121

(Dollars in millions)	June 30, 2025	December 31, 2024
Total Assets:
DRE	$952	$925
WCC	1,031	1,040
PRI	774	789
Corporate and Other (a)	2,384	2,405
Total	$5,141	$5,159
(a) Corporate and other total assets primarily include cash and cash equivalents, certain intangible assets, and centrally managed or shared facilities.

PP&E, Net and Operating Lease Assets by Geographic Area

As of June 30, 2025 and December 31, 2024 the U.S. accounted for 22% in each period, and the Kingdom of Saudi Arabia accounted for 12% and 11%, respectively, of our PP&E, Net and operating lease assets identifiable by geography. No other country accounted for more than 10% of our PP&E, Net and operating lease assets identifiable by geography as of June 30, 2025 and December 31, 2024. We had no PP&E, Net and operating lease assets in our country of domicile (Ireland) as of June 30, 2025 and December 31, 2024.

(Dollars in millions)	June 30, 2025	December 31, 2024
North America (a)	$305	$293
Latin America	168	195
Middle East/North Africa/Asia	488	443
Europe/Sub-Sahara Africa/Russia	239	219
PP&E, Net and Operating Lease Assets by Geography (b)	$1,200	$1,150
(a) North America consists of the U.S. and Canada.
(b) Corporate assets not allocated by geography are excluded from this total.

Sale of Business

In April 2025, we completed the sale of our pressure pumping business in Argentina for proceeds totaling $104 million consisting of $7 million of proceeds received in the fourth quarter of 2024 and $97 million of proceeds received in the second quarter of 2025. We recognized a gain of $70 million as a result of this transaction.

3 – Revenue

Disaggregated Revenue

The following table disaggregates our revenue from contracts with customers by geographic area and includes equipment rental revenue. Equipment rental revenues were $32 million and $67 million in the three and six months ended June 30, 2025, respectively, and $39 million and $73 million for the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2025, the U.S. accounted for 16% of total revenue in each period, and the Kingdom of Saudi Arabia accounted for 11% of total revenue in each period. During the three and six months ended June 30, 2024, the U.S. accounted for 14% of total revenue in each period, and the Kingdom of Saudi Arabia accounted for 11% and 10% of total revenue, respectively. In addition, during the three and six months ended June 30, 2024, Mexico accounted for 12% and 13% of total revenue, respectively, driven by our largest customer, which accounted for 10% and 11% of our total revenue, respectively, in the same periods. No other country accounted for more than 10% of our revenue in the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue by Geographic Areas:
North America (a)	$241	$252	$491	$519

International	963	1,153	1,906	2,244
Middle East/North Africa/Asia	524	542	1,027	1,039
Latin America	195	353	436	723
Europe/Sub-Sahara Africa/Russia	244	258	443	482
Total Revenue	$1,204	$1,405	$2,397	$2,763
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings, and cash collections results in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of June 30, 2025 and December 31, 2024:

(Dollars in millions)	June 30, 2025	December 31, 2024
Receivables for Product and Services in Accounts Receivable, Net	$1,148	$1,232
Receivables for Equipment Rentals in Account Receivable, Net	$29	$29
Accounts Receivable, Net	$1,177	$1,261

Contract Assets in Other Current Assets	$50	$61
Contract Assets in Other Non-Current Assets	$28	$34
Contract Liabilities in Other Current Liabilities	$45	$51
Contract Liabilities in Other Non-Current Liabilities	$2	$2

4 – Restructuring Charges

Restructuring charges were $11 million and $40 million in the three and six months ended June 30, 2025, respectively, and $5 million and $8 million in the three and six months ended June 30, 2024, respectively, and presented as “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations. These charges were related to optimization and efficiency initiatives throughout the organization and primarily relate to severance expenses.

Restructuring liabilities were $36 million as of June 30, 2025 and $35 million as of December 31, 2024. Of the restructuring liabilities, $30 million and $31 million are recorded in “Other Current Liabilities” on the accompanying Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. The remaining $6 million and $4 million are recorded in “Other Non-Current Liabilities” on the accompanying Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. Changes in the liabilities are primarily driven by restructuring charges and cash payments.

The following table presents total restructuring charges by segment and All other in the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
DRE	$1	$2	$9	$2
WCC	1	—	8	1
PRI	—	3	8	4
All Other	9	—	15	1
Total Restructuring Charges	$11	$5	$40	$8

5 – Inventories, Net

Inventories are reported net of reserves of $122 million and $115 million as of June 30, 2025 and December 31, 2024, respectively, and are presented by category in the table below:

(Dollars in millions)	June 30, 2025	December 31, 2024
Finished Goods	$775	$778
Work in Process and Raw Materials, Components and Supplies	106	102
Inventories, Net	$881	$880

The change in inventory reserves includes inventory charges, primarily offset by the disposal of inventory previously reserved. The charges are recorded in “Cost of Products” on our Condensed Consolidated Statements of Operations in the amount of $9 million and $14 million in the three and six months ended June 30, 2025, respectively, and $9 million and $15 million during the three and six months ended June 30, 2024, respectively.

6 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	June 30, 2025	December 31, 2024
Developed and Acquired Technology, Net of Accumulated Amortization of $606 at June 30, 2025 and $592 at December 31, 2024	$118	$126
Trade Names, Net of Accumulated Amortization of $222 at June 30, 2025 and $201 at December 31, 2024	187	199
Intangibles, Net of Accumulated Amortization of $828 at June 30, 2025 and $793 at December 31, 2024	$305	$325

Amortization expense was $15 million and $29 million in the three and six months ended June 30, 2025, respectively, and $41 million and $82 million in the three and six months ended June 30, 2024, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations. The decrease in amortization expense was primarily due to full amortization of certain intangible assets as of December 31, 2024.

7 – Borrowings and Other Debt Obligations

(Dollars in millions)	June 30, 2025	December 31, 2024
Current Portion of Finance Leases	$26	$17
Current Portion of Long-term Debt	$26	$17

8.625% Senior Notes due 2030 “2030 Senior Notes”	$1,526	$1,586
Finance Leases	39	31
Long-term Debt	$1,565	$1,617

2028 Senior Secured Notes

On September 30, 2021, Weatherford International Ltd. (“Weatherford Bermuda”) issued 6.50% senior secured notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest was payable semiannually on September 15 and March 15 of each year, and commenced on March 15, 2022. Proceeds from the issuance were reduced by debt issuance costs. As of June, 30, 2024, we fully redeemed the remaining principal of our 2028 Senior Secured Notes.

2030 Senior Notes

On October 27, 2021, Weatherford Bermuda issued 8.625% senior notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford International, LLC (“Weatherford Delaware”) as co-issuer and co-obligor, and concurrently release the guarantee of Weatherford Delaware. In the second quarter of 2025 and for the six months ended June 30, 2025, we repurchased $27 million and $61 million in principal, respectively, of our 2030 Senior Notes. At June 30, 2025, the carrying value represents the remaining unpaid principal of $1.54 billion, offset by unamortized deferred issuance cost of $10 million. At December 31, 2024, the carrying value represented the remaining principal of $1.6 billion, offset by unamortized deferred issuance cost of $11 million.

Credit Agreement

Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At June 30, 2025 and December 31, 2024, the Credit Agreement allowed for a total commitment amount of $720 million, maturing on October 24, 2028. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

As of June 30, 2025, we had zero borrowings outstanding under the Credit Agreement and $412 million of letters of credit outstanding. The letters of credit consisted of $253 million for performance letters of credit, $6 million for financial letters of credit under the Credit Agreement and $153 million letters of credit under various uncommitted bi-lateral facilities ($48 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

	June 30, 2025		December 31, 2024
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.625% Senior Notes due 2030	$1,526	$1,584	$1,586	$1,650
Long-Term Debt (excluding Finance Leases)	$1,526	$1,584	$1,586	$1,650

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

9 – Shareholders’ Equity

Shares issued and outstanding on our Condensed Consolidated Balance Sheets decreased from 72.1 million as of December 31, 2024 to 71.8 million as of June 30, 2025. The decrease was due to the cancellation of 1.6 million of our ordinary shares repurchased for $87 million. The decrease was partially offset by the issuance of 1.3 million of our ordinary shares for equity awards vested and delivered, net of shares withheld for taxes.

During the six months ended June 30, 2025, we declared and paid $36 million in dividends and accrued an immaterial amount of dividend equivalent rights on share-based awards.

The following summarizes our shareholders’ equity activity for the three and six months ended June 30, 2025 and 2024:

(Dollars in millions)	Ordinary Shares	Par Value	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2024	72.1	$—	$2,921	$(1,486)	$(150)	$(2)	$1,283
Net Income	—	—	—	76	—	10	86
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	1.3	—	(34)	—	—	—	(34)
Share Repurchases	(0.8)	—	(53)	—	—	—	(53)
Dividends Declared ($0.25 per share) (1)	—	—	—	(18)	—	—	(18)
Other Comprehensive Income	—	—	—	—	96	—	96
Balance at March 31, 2025	72.6	$—	$2,834	$(1,428)	$(54)	$8	$1,360
Net Income	—	—	—	136	—	9	145
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	—	—	10	—	—	—	10
Share Repurchases	(0.8)	—	(34)	—	—	—	(34)
Dividends Declared ($0.25 per share) (1)	—	—	—	(19)	—	—	(19)
Distributions to Noncontrolling Interests	—	—	—	—	—	(8)	(8)
Other Comprehensive Income	—	—	—	—	65	—	65
Balance at June 30, 2025	71.8	$—	$2,810	$(1,311)	$11	$9	$1,519
(1) Includes dividend equivalent rights on share-based awards.

(Dollars in millions)	Ordinary Shares	Par Value	Capital In Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2023	72.1	$—	$2,906	$(1,954)	$(28)	$(2)	$922
Net Income	—	—	—	112	—	11	123
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	0.3	—	4	—	—	—	4
Other Comprehensive Loss	—	—	—	—	(24)	—	(24)
Equity Issued for Acquisitions	0.8	—	75	—	—	—	75
Balance at March 31, 2024	73.2	$—	$2,985	$(1,842)	$(52)	$9	$1,100
Net Income	—	—	—	125	—	12	137
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	—	—	12	—	—	—	12
Distributions to Noncontrolling Interests	—	—	—	—	—	(9)	(9)
Balance at June 30, 2024	73.2	$—	$2,997	$(1,717)	$(52)	$12	$1,240

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the six months ended June 30, 2025 and 2024:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2024	$(156)	$6	$(150)
Other Comprehensive Income	161	—	161
Balance at June 30, 2025	$5	$6	$11

Balance at December 31, 2023	$(43)	$15	$(28)
Other Comprehensive Loss	(24)	—	(24)
Balance at June 30, 2024	$(67)	$15	$(52)

10 – Income per Share

A reconciliation of the number of shares used for the basic and diluted income per share calculation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2025	2024	2025	2024
Net Income Attributable to Weatherford	$136	$125	$212	$237

Basic Weighted Average Shares Outstanding	72.2	73.2	72.7	73.1
Dilutive Effect of Awards Granted in Stock Incentive Plan	0.2	2.1	0.2	1.9
Diluted Weighted Average Shares Outstanding	72.4	75.3	72.9	75.0

Basic Income per Share	$1.87	$1.71	$2.91	$3.25
Diluted Income per Share	$1.87	$1.66	$2.90	$3.16

Antidilutive Weighted Average Shares:
Equity Awards	0.7	0.5	0.6	0.5
Total Antidilutive Weighted Average Shares	0.7	0.5	0.6	0.5

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

11 – Income Taxes

We recognized a tax expense of $46 million and $56 million for the three and six months ended June 30, 2025, respectively, compared to three and six months ended June 30, 2024 where we recognized a tax expense of $73 million and $132 million, respectively. Income tax expense was lower in the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to decreased earnings before taxes and the recognition of a benefit from previously uncertain tax positions of $26 million recognized in the first quarter of 2025. We calculate our income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes.

The relationship between our pre-tax income or loss and our income tax provision or benefit varies from period to period due to various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure. We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered residents for income tax purposes. Our income tax provisions are primarily driven by income in certain jurisdictions and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Certain charges and impairments recognized do not result in a significant tax benefit as a result of being attributed to a non-income tax jurisdiction or our inability to forecast realization of the tax benefit of such losses. This is partially offset by the utilization of previously unbenefited deferred tax assets, such as net operating loss carryforwards.

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of June 30, 2025, we anticipate that it is reasonably possible that our uncertain tax positions of $268 million, including interest and penalties offset by net operating losses and other tax attributes if settled, may decrease by up to $91 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

On July 4, 2025 the “One Big Beautiful Bill Act” was enacted in the United States. The bill is expected to have an immaterial impact on the Company through tax savings.

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

Under the terms of the CDS, within five business days upon notification of a default by the customer, we could be required to pay the then outstanding notional balance net of recoveries. As of June 30, 2025, we had a notional balance of $20 million outstanding under the CDS and as of December 31, 2024, we had a notional balance of $25 million outstanding. The fair value of the derivative was not material as of June 30, 2025 and December 31, 2024.

A CDS was entered into during the fourth quarter of 2023 with the same parties for similar reasons as in the fourth quarter of 2024, and accordingly, in the first quarter of 2024, we received $142 million. The agreement was terminated in the third quarter of 2024, extinguishing the remaining notional balance.

13 – Blue Chip Swap Securities - Argentina

The functional currency for our Argentine operations is the U.S. dollar and we use Argentina’s official exchange rate to remeasure our Argentine peso-denominated net monetary assets into U.S. dollars at each balance sheet date. The Central Bank of Argentina has maintained certain currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. As such, we have used an indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) which allows entities to remit U.S. dollars from Argentina through the purchase and sale of securities. During the second quarter of 2025 and 2024, we completed a series of BCS transactions at implied exchange rates that were approximately 1% and 26% higher, respectively, than the official exchange rate, resulting in a loss of $1 million and $10 million, respectively. We continue to use the official exchange rate for remeasurement of our Argentine peso-denominated net monetary assets under U.S. GAAP as the BCS rates do not meet the criteria for remeasurement under U.S. GAAP.

14 – Subsequent Events

On July 17, 2025, our Board of Directors declared a cash dividend of $0.25 per share of the Company’s ordinary shares, payable on September 4, 2025 to shareholders of record as of August 6, 2025.

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

We conduct business in approximately 75 countries, answering the challenges of the energy industry with 310 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed and managed across the life cycle of the wellbore, and we report in three segments (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention.

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

Lower oil and natural gas prices and lower rig count generally correlate to lower exploration and production spending, and higher oil and natural gas prices and higher rig count generally correlate to higher exploration and production spending. Therefore, our financial results can be significantly affected by oil and natural gas prices as well as rig counts. As shown in the following tables, as of June 30, 2025 oil prices and rig counts were notably lower than at June 30, 2024. The drop in oil prices and rig counts since June 30, 2024 has coincided with reduced activity levels across our industry. Although Henry Hub natural gas prices increased in 2025, gas rig counts in the first six months of 2025 remained below the levels of the first six months of 2024. Gas production additions were sourced from a backlog of drilled but uncompleted wells and deferred start-ups. Oil prices and rig counts may continue to trend lower throughout the remainder of 2025, resulting in flat to lower activity levels.

In addition to the impact of lower commodity prices and reduced rig counts, there may be future impacts and effects on our industry or us relating to the U.S. Presidential administration and Congress, in areas such as trade policy and tariffs, global conflicts and sanctions, environmental regulations and others. For example, the U.S. Presidential administration announced sweeping new tariffs in early 2025 that prompted retaliatory actions by affected countries. Various modifications and delays have been announced to some of the new tariffs and further changes are expected to be made in the future. Since the tariff announcements, energy markets have been volatile. Trade disputes have had, and may continue to have, an adverse impact on the overall macroeconomic environment and may result in supply chain challenges and heightened economic pressure on our customers. The Company continues to monitor these developments, however the future impact and timing of these changes on our business remains uncertain and will depend on several factors, including whether additional or incremental tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”), Brent North Sea (“Brent”) crude oil and Henry Hub natural gas.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Oil price - WTI (1)	$64.63	$81.71	$68.23	$79.64
Oil price - Brent (1)	$68.01	$84.65	$71.91	$83.83
Natural gas price - Henry Hub (2)	$3.19	$2.08	$3.67	$2.11
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (rounded to the nearest $0.01)

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
North America	699	738	751	785
International	897	963	900	964
Worldwide	1,596	1,701	1,651	1,749

Russia Ukraine Conflict

In February 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response we evaluated, and continue to evaluate, our operations, with the priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions.

Revenues in Russia were approximately 7% of our total revenues for the three and six months ended June 30, 2025, compared to 5% of our total revenue for the three and six months ended June 30, 2024. As of June 30, 2025, our Russia operations included $103 million in cash, $151 million in other current assets, $78 million in property, plant and equipment and other non-current assets, and $67 million in liabilities. As of December 31, 2024, our Russia operations included $82 million in cash, $95 million in other current assets, $56 million in property, plant and equipment and other non-current assets, and $45 million in liabilities.

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

Consolidated Statements of Operations - Operating Summary

Revenues of $1.2 billion and $2.4 billion in the three and six months ended June 30, 2025, respectively, decreased 14% and 13% compared to $1.4 billion and $2.8 billion in the three and six months ended June 30, 2024, respectively. Year-over-year in the second quarter, product revenues decreased 13% and service revenues decreased 15%. Revenues declined in all segments with DRE, WCC and PRI impacting 46%, 24%, and 21% of the decrease, respectively, with the remaining decrease from lower activity in integrated services and projects. Year-over-year in the six months ended June 30, 2025, product revenues decreased 11% and services revenue decreased 15%. Revenues declined in all segments with DRE, WCC and PRI impacting 45%, 18% and 15% of the decrease, respectively, with the remaining decrease from lower activity in integrated services and projects.

Geographically, the year-over-year second quarter revenue decrease was led by a decline in the Latin America, Middle East/North Africa/Asia, Europe/Sub-Sahara Africa/Russia and North America regions, which impacted 79%, 9%, 7% and 5% of the decrease, respectively. Year-over-year in the six months ended June 30, 2025, the revenue decrease was led by a decline in the Latin America, Europe/Sub-Sahara Africa/Russia, North America and Middle East/North Africa/Asia regions, which impacted 78%, 11%, 8% and 3% of the decrease. Year-over-year revenue decreases were primarily caused by a softening of the overall market which drove a decline in activity across segments and geographies.

Operating income of $237 million and $379 million in the three and six months ended June 30, 2025, respectively, decreased 10% and 24% compared to $264 million and $497 million in the three and six months ended June 30, 2024, respectively, due to the decline in revenue, with a partial offset from lower cost of products and services, lower selling general, administrative and research and development costs and a gain on the sale of our pressure pumping business in Argentina. Cost of products and services of $829 million and $1.6 billion in the three and six months ended June 30, 2025, respectively, decreased 7% in each period compared to $891 million and $1.8 billion in the three and six months ended June 30, 2024, respectively. Our cost of products and services as a percentage of revenues was 69% in both the three and six months ended June 30, 2025 compared to 63% and 64% in the three and six months ended June 30, 2024, respectively.

Selling, general, administrative and research and development costs of $194 million and $384 million in the three and six months ended June 30, 2025, respectively, decreased 21% and 20% compared to $247 million and $483 million in the three and six months ended June 30, 2024, respectively. The year-over-year decrease was primarily due to a decline in amortization expense, a decline in the cost of employee incentive programs and a reduction in headcount leading to lower personnel costs. Selling, general, administrative and research and development costs as a percentage of revenues was 16% in both the three and six months ended June 30, 2025, and 18% in both the three and six months ended June 30, 2024.

Gain on Sale of Business was $70 million in both the three and six months ended June 30, 2025 due to the sale of our pressure pumping business in Argentina during the second quarter of 2025.

Restructuring charges were $11 million and $40 million in the three and six months ended June 30, 2025, respectively, and $5 million and $8 million in the three and six months ended June 30, 2024, respectively. See “Note 4 – Restructuring Charges” for additional information.

Other Charges (Credits), Net in the three and six months ended June 30, 2025 were $3 million and $16 million in net charges, respectively, and primarily include fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico as well as other miscellaneous charges and credits. Other Charges (Credits), Net in the three and six months ended June 30, 2024 were $2 million in net credits and nil in net charges, respectively.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest Expense, Net was $21 million and $47 million in the three and six months ended June 30, 2025 , respectively, and $24 million and $53 million in the three and six months ended June 30, 2024, respectively. Interest Expense, Net is interest expense net of interest income.

Interest expense was $35 million and $72 million in the three and six months ended June 30, 2025, respectively, and $41 million $84 million in the three and six months ended June 30, 2024, respectively. The decrease was primarily due to the reduction in our outstanding long-term debt. Interest income was $14 million and $25 million in the three and six months ended June 30, 2025, respectively, and $17 million and $31 million in the three and six months ended June 30, 2024, respectively.

Loss on Blue Chip Swap Securities

An indirect foreign exchange mechanism known as the Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from operations in Argentina. During the second quarter of 2025 and 2024, we entered into a series of BCS securities transactions that resulted in a “Loss on Blue Chip Swap Securities” of $1 million in the six months ended June 30, 2025 and $10 million in the six months ended June 30, 2024, respectively. See “Note 13 – Blue Chip Swap Securities - Argentina” to our Condensed Consolidated Financial Statements for additional details.

Other Expense, Net

Other Expense, Net was $24 million and $44 million in the three and six months ended June 30, 2025, respectively, and $20 million and $42 million in the three and six months ended June 30, 2024, respectively. Other Expense, Net primarily represents foreign exchange losses in countries with no or limited markets to hedge, letter of credit fees and other financing charges, including bond redemption premiums partially offset by certain investment gains and losses. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency.

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

Results of Operations by Segment

Financial information by segment is summarized below.

	Three Months Ended June 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$335	$456	$327	$86	$1,204

Direct Costs(a)	(220)	(279)	(220)
Other Expense(b)	(46)	(59)	(44)
DRE Segment Adjusted EBITDA	69				69
WCC Segment Adjusted EBITDA		118			118
PRI Segment Adjusted EBITDA			63		63
All Other					19
Corporate					(15)
Depreciation and Amortization					(64)
Share-based Compensation					(9)
Gain on Sale of Business					70
Restructuring Charges					(11)
Other Charges, Net					(3)
Operating Income					$237
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Six Months Ended June 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$685	$897	$661	$154	$2,397

Direct Costs(a)	(446)	(537)	(450)
Other Expense(b)	(96)	(114)	(86)
DRE Segment Adjusted EBITDA	143				143
WCC Segment Adjusted EBITDA		246			246
PRI Segment Adjusted EBITDA			125		125
All Other					23
Corporate					(30)
Depreciation and Amortization					(126)
Share-based Compensation					(16)
Gain on Sale of Business					70
Restructuring Charges					(40)
Other Charges, Net					(16)
Operating Income					$379
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended June 30, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$427	$504	$369	105	$1,405

Direct Costs(a)	(241)	(297)	(236)
Other Expense(b)	(56)	(62)	(48)
DRE Segment Adjusted EBITDA	130				130
WCC Segment Adjusted EBITDA		145			145
PRI Segment Adjusted EBITDA			85		85
All Other					23
Corporate					(18)
Depreciation and Amortization					(86)
Share-based Compensation					(12)
Restructuring Charges					(5)
Other Charges, Net					2
Operating Income					$264
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Six Months Ended June 30, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$849	$962	$717	$235	$2,763

Direct Costs(a)	(480)	(573)	(467)
Other Expense(b)	(109)	(124)	(92)
DRE Segment Adjusted EBITDA	260				260
WCC Segment Adjusted EBITDA		265			265
PRI Segment Adjusted EBITDA			158		158
All Other					50
Corporate					(32)
Depreciation and Amortization					(171)
Share-based Compensation					(25)
Restructuring Charges					(8)
Operating Income					$497
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

DRE Results

	Three Months Ended		Variance
($ in Millions)	June 30, 2025	June 30, 2024	$	% or bps
Revenue	$335	$427	$(92)	(22)%
Direct Costs	(220)	(241)	21	9%
Other Expense	(46)	(56)	10	18%
Segment Adjusted EBITDA	$69	$130	$(61)	(47)%
Segment Adj EBITDA Margin	20.6%	30.4%	n/m	(985)	bps

	Six Months Ended		Variance
($ in Millions)	June 30, 2025	June 30, 2024	$	% or bps
Revenue	$685	$849	$(164)	(19)%
Direct Costs	(446)	(480)	34	7%
Other Expense	(96)	(109)	13	12%
Segment Adjusted EBITDA	$143	$260	$(117)	(45)%
Segment Adj EBITDA Margin	20.9%	30.6%	n/m	(975)	bps

DRE revenues of $335 million and $685 million in the three and six months ended June 30, 2025, decreased $92 million or 22%, and decreased $164 million or 19% compared to $427 million and $849 million in the three and six months ended June 30, 2024, respectively.

Of the second quarter year-over-year revenue decrease, approximately 45% of the decrease was from lower activity in managed pressure drilling and approximately 30% of the decrease was attributable to a decline in activity for drilling-related services. The remaining decrease of approximately 25% was attributable to a decline in wireline activity. Geographically, approximately 80% of the revenue decrease was from the Latin America region.

Of the year-to-date year-over-year revenue decrease, approximately 55% of the decrease was from lower activity in drilling-related service and approximately 25% decrease was attributable to a decline in activity for managed pressure drilling. The remaining decrease of approximately 20% was attributable to a decline in wireline activity. Geographically, approximately 85% of the revenue decrease was from the Latin America region.

DRE segment adjusted EBITDA of $69 million and $143 million in the three and six months ended June 30, 2025, decreased $61 million or 47%, and decreased $117 million or 45%, compared to $130 million and $260 million in the three and six months ended June 30, 2024, respectively. DRE segment adjusted EBITDA margin was 20.6% and 20.9% in the three and six months ended June 30, 2025 compared to 30.4% and 30.6% in the three and six months ended June 30, 2024, respectively. The second quarter and year-to-date segment adjusted EBITDA decreased year-over-year primarily due to a decline of activity in Latin America. Both direct costs and other expense generally decreased in line with the decrease in activity. However, the rate of decrease in direct costs and other expense was lower than the rate of decrease in revenue, contributing to the decrease in margin.

WCC Results

	Three Months Ended		Variance
($ in Millions)	June 30, 2025	June 30, 2024	$	% or bps
Revenue	$456	$504	$(48)	(10)%
Direct Costs	(279)	(297)	18	6%
Other Expense	(59)	(62)	3	5%
Segment Adjusted EBITDA	$118	$145	$(27)	(19)%
Segment Adj EBITDA Margin	25.9%	28.8%	n/m	(289)	bps

	Six Months Ended		Variance
($ in Millions)	June 30, 2025	June 30, 2024	$	% or bps
Revenue	$897	$962	$(65)	(7)%
Direct Costs	(537)	(573)	36	6%
Other Expense	(114)	(124)	10	8%
Segment Adjusted EBITDA	$246	$265	$(19)	(7)%
Segment Adj EBITDA Margin	27.4%	27.5%	n/m	(12)	bps

WCC revenues of $456 million and $897 million in the three and six months ended June 30, 2025, decreased $48 million or 10%, and decreased $65 million or 7%, compared to $504 million and $962 million in the three and six months ended June 30, 2024, respectively.

The second quarter year-over-year revenue decrease was primarily due to a decline in activity for completions which impacted approximately 80% of the decrease. This was partly offset by revenue increases from liner hangers and well services activity. Geographically, of the regions with revenue decreases, approximately 60% of the decrease was from Latin America and approximately 30% was from the Europe/Sub-Sahara Africa/Russia region. This was partly offset by a revenue increase in the Middle East/North Africa/Asia region.

The year-to-date year-over-year revenue decrease was primarily due to a decline in activity for completions and cementation products with each one impacting approximately 40% of the decrease for product lines which decreased year-over-year. This was partly offset by revenue increases from well services and liner hangers activity. Geographically, of the regions with revenue decreases, approximately 45% of the decrease was from Latin America and the remaining decrease from near equal declines in the North America and Europe/Sub-Sahara Africa/Russia regions. This was partly offset by a revenue increase in the Middle East/North Africa/Asia region.

WCC segment adjusted EBITDA of $118 million and $246 million in the three and six months ended June 30, 2025, decreased $27 million or 19% , and decreased $19 million or 7%, compared to $145 million and $265 million in the three and six months ended June 30, 2024, respectively. WCC segment adjusted EBITDA margin was 25.9% and 27.4% in the three and six months ended June 30, 2025, compared to 28.8% and 27.5% in the three and six months ended June 30, 2024, respectively. The second quarter and year-to-date segment adjusted EBITDA decreased year-over-year primarily due to a decline in overall activity partly offset by higher margin activity in the Middle East/North Africa/Asia region. In the second quarter, both direct costs and other expense decreased along with the decrease in activity. However, the rate of decrease in direct costs and other expense was lower than the rate of decrease in revenue, contributing to the decrease in margin. Year-to-date, both direct costs and other expense decreased along with the decrease in activity. However, the decrease in margin was driven by the rate of decrease for direct costs being lower than the rate of decrease in revenue, partly offset by the rate of decrease for other expense being higher than the rate of decrease in revenue.

PRI Results

	Three Months Ended		Variance
($ in Millions)	June 30, 2025	June 30, 2024	$	% or bps
Revenue	$327	$369	$(42)	(11)%
Direct Costs	(220)	(236)	16	7%
Other Expense	(44)	(48)	4	8%
Segment Adjusted EBITDA	$63	$85	$(22)	(26)%
Segment Adj EBITDA Margin	19.3%	23.0%	n/m	(377)	bps

	Six Months Ended		Variance
($ in Millions)	June 30, 2025	June 30, 2024	$	% or bps
Revenue	$661	$717	$(56)	(8)%
Direct Costs	(450)	(467)	17	4%
Other Expense	(86)	(92)	6	7%
Segment Adjusted EBITDA	$125	$158	$(33)	(21)%
Segment Adj EBITDA Margin	18.9%	22.0%	n/m	(313)	bps

PRI revenues of $327 million and $661 million in the three and six months ended June 30, 2025, decreased $42 million or 11% and decreased $56 million or 8% compared to $369 million and $717 million in the three and six months ended June 30, 2024, respectively.

The second quarter year-over-year revenue decrease was primarily due to a decline in activity for intervention services and drilling tools and pressure pumping which impacted approximately 50% and 45% of the decrease, respectively, for product lines which decreased year-over-year. The sale of our pressure pumping business in Argentina was the primary contributor to the decline in pressure pumping activity. The decrease in revenue was partly offset by revenue increase from sub sea intervention activity. Geographically, approximately 70% of the revenue decrease was from the Latin America region.

The year-to-date year-over-year revenue decrease was primarily due to a decline in activity for intervention services and drilling tools which impacted approximately 60% of the decrease with remaining decrease primarily from lower pressure pumping activity which impacted approximately 30% of the decrease. This was partly offset by revenue increase from sub sea intervention activity. Geographically, approximately 75% of the revenue decrease was from the Latin America region.

PRI segment adjusted EBITDA of $63 million and $125 million in the three and six months ended June 30, 2025, decreased $22 million or 26% and decreased $33 million or 21% compared to $85 million and $158 million in the three and six months ended June 30, 2024, respectively. PRI segment adjusted EBITDA margin was 19.3% and 18.9% in the three and six months ended June 30, 2025, compared to 23.0% and 22.0% in the three and six months ended June 30, 2024. The second quarter and year-to-date segment adjusted EBITDA decreased year-over-year primarily due to a decline in overall activity. Both direct costs and other expense generally decreased in line with the decrease in activity. However, the rate of decrease in direct costs and other expense was lower than the rate of decrease in revenue, contributing to the decrease in margin.

All Other Results

All Other results were from non-core business activities that do not individually meet the criteria for segment reporting, including integrated services and projects, which includes pass through and project management services.

All Other revenues were $86 million and $154 million in the three and six months ended June 30, 2025, compared to $105 million and $235 million in the three and six months ended June 30, 2024. The year-over-year decrease was due to a decline in international activity for integrated services and projects.

Corporate

Corporate was a net expense of $15 million and $30 million in the three and six months ended June 30, 2025 compared to $18 million and $32 million in the three and six months ended June 30, 2024. The year-over-year decreases in expense were primarily due to reduced costs in certain professional fees.

Depreciation and Amortization

Depreciation and amortization expense was $64 million and $126 million in the three and six months ended June 30, 2025 compared to $86 million and $171 million in the three and six months ended June 30, 2024. The year-over-year decreases were primarily due to certain intangible assets reaching full amortization in the fourth quarter of 2024.

Share-based Compensation

We recognized $9 million and $16 million of share-based compensation in the three and six months ended June 30, 2025 compared to $12 million and $25 million in the three and six months ended June 30, 2024. The year-over-year decreases were primarily due to the vesting of previously granted equity awards, resulting in a lower number of unvested awards subject to expense recognition.

Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include but are not limited to; the impact from geopolitical conflicts; our customers’ capital expenditures; environmental, social and other sustainability policies and initiatives; world economic, political, trade, and weather conditions; the price of oil, natural gas, and alternatives; member-country quota compliance within the Organization of Petroleum Exporting Countries and the expanded alliance (OPEC+); and, non-OPEC+ investments and project timing. Imbalances across geographies driven by geopolitical conflicts, investment variances and supply disruptions are driving a greater focus on energy security and resiliency, which in turn is creating a shift towards national oil companies and diversification across multiple energy sources (oil, gas, coal, renewables, etc.) to meet domestic and global demand.

The market has softened over the past six months due to uncertainty around the impact of tariffs and trade policies, continued geopolitical instability and additional supply volumes coming to the market from both OPEC+ accelerating the rollback of its voluntary oil production cuts and non-OPEC+ projects coming online. The industry has witnessed substantial oilfield services spend and activity reductions in Mexico and North America, slower growth in parts of the Middle East, and project delays in various regions. In the near term, we anticipate an ongoing emphasis on capital discipline and operational efficiencies worldwide, coupled with reduced demand from our primary customer in Mexico and moderated growth in the Middle East. Collectively, these factors are expected to exert continued downward pressure on demand for our services and products throughout the remainder of 2025 as customers adjust their activity timelines and oilfield services expenditures in response to prevailing macroeconomic trends. Additionally, trade concerns such as recent U.S. tariff actions and potential retaliatory responses have increased uncertainty in our industry and in relation to global economic outlook, which may contribute to an economic slowdown and negatively impact both domestic and international crude demand and increase cost pressure on the sector.

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

Liquidity and Capital Resources

At June 30, 2025, we had cash and cash equivalents of $943 million and $60 million in restricted cash, compared to $916 million of cash and cash equivalents and $59 million in restricted cash at December 31, 2024.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Net Cash Provided by Operating Activities	$270	$281
Net Cash Used in Investing Activities	$(36)	$(115)
Net Cash Used in Financing Activities	$(230)	$(289)

Operating Activities

Cash provided by operating activities was $270 million for the six months ended June 30, 2025 compared to cash provided by operating activities of $281 million for the six months ended June 30, 2024. The decrease in cash provided by operating activities in 2025 over 2024 was primarily due to a decrease in collections as a result of decreased revenue, partially offset by lower employee costs. During both the six months ended June 30, 2025 and June 30, 2024, we had arrangements with third-party financial institutions related to collections of certain receivables from our largest customer in Mexico. Pursuant to such arrangements, we received $93 million and $142 million during the six months ended June 30, 2025 and June 30, 2024, respectively. Factoring arrangements related to certain receivables during both the six months ended June 30, 2025 and June 30, 2024 resulted in cash proceeds at the time of factoring of $141 million and $50 million, respectively.

Investing Activities

Cash used in investing activities was $36 million for the six months ended June 30, 2025. The primary investing use of cash was for capital expenditures of $131 million, partially offset by $97 million of proceeds received from the sale of our pressure pumping business in Argentina (see “Note 2 – Segment Information”). Cash used in investing activities also includes the use of the Blue Chip Swap mechanism in Argentina, of which the purchases of $83 million offset the proceeds of $82 million, resulting in a loss of $1 million during the six months ended June 30, 2025 (see “Note 13 – Blue Chip Swap Securities - Argentina”).

Cash used in investing activities was $115 million for the six months ended June 30, 2024. The primary investing activities were cash used for capital expenditures of $121 million and cash used for acquisitions net of cash acquired, of $36 million. Cash used in investing activities also includes the use of the Blue Chip Swap mechanism in Argentina, of which the purchases of $50 million offset the proceeds of $40 million, resulting in a loss of $10 million during the six months ended June 30, 2024. The uses of cash were primarily offset by proceeds from sale of investments of $41 million from our marketable securities in Argentina.

Financing Activities

Cash used in financing activities was $230 million for the six months ended June 30, 2025. The primary financing uses of cash were for share repurchases of $87 million (see “Note 9 – Shareholders’ Equity”), repayments and repurchases of long-term debt of $73 million (including $61 million in repurchases of our 2030 Senior Notes, see “Note 7 – Borrowings and Other Debt Obligations”), cash dividends of $36 million and tax remittances on equity awards vested of $20 million.

Cash used in financing activities was $289 million for the six months ended June 30, 2024. The primary financing uses of cash were for repayments and repurchases of long-term debt of $259 million.

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

Cash Requirements

Our cash requirements will continue to include payments for principal and interest on our long-term debt, capital expenditures, payments on our finance and operating leases, payments for short-term working capital needs, operating costs and restructuring payments. We expect to utilize cash in our capital allocation framework, which includes investments in technology and infrastructure upgrades, and in strategic mergers and acquisitions. Our cash requirements also include personnel costs, including awards under our employee incentive programs and other amounts to settle litigation related matters. In addition, we have derivative financial instruments where we have notional amounts that do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument, however, in the event of a related default, we could potentially be required to pay. See further discussion in our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) and “Note 12 – Credit Default Swap.” Our cash requirements also include payments for our shareholder returns programs described in “Note 9 – Shareholders’ Equity.”

As of June 30, 2025, the aggregate principal amount of our primary debt outstanding was $1.54 billion of our 2030 Senior Notes. We expect to pay $134 million in interest payments in 2025 specific to this note, of which we have paid $68 million during the six months ended June 30, 2025. See “Note 7 – Borrowings and Other Debt Obligations” for additional information.

Our capital spend is expected to be 3-5% of revenue over a 12 to 18 month rolling period and our 2025 capital spend is projected to be within the same framework. Our payments on our operating and finance leases in 2025 are expected to be approximately $62 million and $35 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At June 30, 2025 and December 31, 2024, we had approximately $66 million and $127 million, respectively, of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. As we continue to conduct business in certain countries with cash that cannot be immediately repatriated, we may consider infrequent transactions to safeguard our cash from exposure to the effects of inflation and currency devaluation. Repatriation of those cash balances might result in incremental taxes or losses.

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

Our net accounts receivables in Mexico were 33% and 31% of our total net accounts receivables, as of June 30, 2025 and December 31, 2024, respectively, of which our largest customer in the country accounted for 30% and 26% of our total net outstanding accounts receivables, respectively. Mexico continues to account for a large percentage of our receivables despite dropping below 10% of total revenues for the three months ended June 30, 2025. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations; and delays or failures to pay or defaults, if any, could negatively impact the future results of the Company.

During the six months ended June 30, 2025 we paid an immaterial amount of fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico. Pursuant to such arrangements, we received $93 million during the six months ended June 30, 2025.

Except for the above, no other country accounted for more than 10% of our net accounts receivables balance.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-back. During the three and six months ended June 30, 2025, we sold accounts receivable balances of $88 million and $143 million, and received cash proceeds of $86 million and $141 million, respectively, at the time of factoring. During the three and six months ended June 30, 2024, we sold accounts receivable balances of $43 million and $51 million, and received cash proceeds of $42 million and $50 million, respectively, at the time of factoring.

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

Credit Agreement, Letters of Credit and Surety Bonds
Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At June 30, 2025 and December 31, 2024, the Credit Agreement allowed for a total commitment amount of $720 million, maturing on October 24, 2028. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

As of June 30, 2025, we had zero borrowings outstanding under the Credit Agreement and $412 million of letters of credit outstanding. The letters of credit consisted of $253 million for performance letters of credit, $6 million for financial letters of credit under the Credit Agreement and $153 million letters of credit under various uncommitted bi-lateral facilities ($48 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

We utilize surety bonds as part of our customary business practice in certain regions, primarily Latin America. As of June 30, 2025 and December 31, 2024, we had surety bonds outstanding of $499 million and $520 million, respectively. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

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
•increases in the prices and lead times, and the lack of availability of our procured products and services, including due to macroeconomic and geopolitical conditions such as tariffs and changes in trade policies;
•our ability to timely collect from customers;
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
•adverse weather conditions in certain regions of our operations; and
•risks associated with disease outbreaks and other public health issues, including a pandemic, their impact on the global economy and our business, customers, suppliers and other partners; further spread and potential for a resurgence of a pandemic in a given geographic region and related disruptions to our business, employees, customers, suppliers and other partners and additional regulatory measures or voluntary actions that may be put in place to limit the spread of a pandemic, including vaccination requirements and the associated availability of vaccines, restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk has not changed materially since December 31, 2024. For additional information, see “Note 7 – Borrowings and Other Debt Obligations”, “Note 12 – Credit Default Swap” and “Note 13 – Blue Chip Swap Securities - Argentina” in the Notes to Condensed Consolidated Financial Statements, as well as “Other Expense, Net” and “Liquidity and Capital Resources” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 8 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2024 Form 10-K, Part I, under the heading “Item 1A. Risk Factors” and other information included and incorporated by reference in this report. As of June 30, 2025, there have been no material changes in our assessment of our risk factors from the aforementioned.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Following is a summary of our repurchases of our ordinary shares during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
April 1 - 30	105,162	$44.68	105,162	$342,873,352
May 1 - 31	555,031	$45.80	555,031	$317,455,454
June 1 - 30	81,593	$44.79	81,593	$313,800,776
Total	741,786	$45.53	741,786

(1) On July 23, 2024, we announced a program under which we may repurchase our ordinary shares from time to time, up to $500 million through June 2027. Approximately $314 million remained authorized for repurchases as of June 30, 2025. From the inception of this program in July of 2024 through June 30, 2025, we have repurchased approximately 2.7 million ordinary shares for $186 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.1	Weatherford International plc Fourth Amended and Restated 2019 Equity Incentive Plan.	Exhibit 10.1 to Current Report on Form 8-K filed June 13, 2025.	File No. 1-36504
†10.2
Ninth Amendment to Amended and Restated Credit Agreement, dated as of May 2, 2025, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

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

Weatherford International plc

Date:	July 23, 2025	By:	/s/ Anuj Dhruv
Anuj Dhruv
Executive Vice President and Chief Financial Officer

Date:	July 23, 2025	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and Chief Accounting Officer