Form 10-Q
period 2025-09-30
Weatherford International plc
filed 2025-10-22
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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

As of October 16, 2025, there were 71,730,033 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Third Quarter Ended September 30, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in millions, except per share amounts)	2025	2024	2025	2024
Revenue:
Services	$760	$869	$2,233	$2,596
Products	472	540	1,396	1,576
Total Revenue	1,232	1,409	3,629	4,172

Costs and Expenses:
Cost of Services	490	523	1,418	1,550
Cost of Products	354	394	1,074	1,142
Research and Development	27	33	86	95
Selling, General and Administrative	169	203	494	624
Gain on Sale of Business	—	—	(70)	—
Restructuring Charges	11	—	51	8
Other Charges, Net	3	13	19	13
Total Costs and Expenses	1,054	1,166	3,072	3,432
Operating Income	178	243	557	740

Other Expense:
Interest Expense, Net of Interest Income of $11, $13, $36 and $44	(23)	(24)	(70)	(77)
Loss on Blue Chip Swap Securities	—	—	(1)	(10)
Other Expense, Net	(16)	(41)	(60)	(83)
Income Before Income Taxes	139	178	426	570
Income Tax Provision	(52)	(12)	(108)	(144)
Net Income	87	166	318	426
Net Income Attributable to Noncontrolling Interests	6	9	25	32
Net Income Attributable to Weatherford	$81	$157	$293	$394

Basic Income per Share	$1.13	$2.14	$4.04	$5.39
Basic Weighted Average Shares Outstanding	71.9	73.2	72.4	73.1

Diluted Income per Share	$1.12	$2.06	$4.02	$5.25
Diluted Weighted Average Shares Outstanding	72.2	75.2	72.7	75.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2025	2024	2025	2024
Net Income	$87	$166	$318	$426
Foreign Currency Translation Adjustments	(15)	20	146	(4)
Defined Benefit Pension Activity	2	—	2	—
Comprehensive Income	74	186	466	422
Comprehensive Income Attributable to Noncontrolling Interests	6	9	25	32
Comprehensive Income Attributable to Weatherford	$68	$177	$441	$390
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars and shares in millions, except par value)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Cash and Cash Equivalents	$967	$916
Restricted Cash	64	59
Accounts Receivable, Net of Allowance for Credit Losses of $9 at September 30, 2025 and $8 at December 31, 2024	1,282	1,261
Inventories, Net	880	880
Other Current Assets	283	286
Total Current Assets	3,476	3,402
Property, Plant and Equipment, Net of Accumulated Depreciation of $1,103 at September 30, 2025 and $940 at December 31, 2024	1,118	1,061
Intangibles, Net of Accumulated Amortization of $842 at September 30, 2025 and $793 at December 31, 2024	294	325
Operating Lease Assets	126	124
Other Non-Current Assets	258	247
Total Assets	$5,272	$5,159

Liabilities:
Current Portion of Long-term Debt	$126	$17
Accounts Payable	690	792
Accrued Salaries and Benefits	281	302
Income Taxes Payable	104	129
Current Portion of Operating Lease Liabilities	48	44
Other Current Liabilities	429	412
Total Current Liabilities	1,678	1,696
Long-term Debt	1,462	1,617
Operating Lease Liabilities	108	110
Non-current Taxes Payable	283	274
Other Non-Current Liabilities	174	179
Total Liabilities	$3,705	$3,876

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 71.7 shares at September 30, 2025 and 72.1 at December 31, 2024	$—	$—
Capital in Excess of Par Value	2,811	2,921
Retained Deficit	(1,249)	(1,486)
Accumulated Other Comprehensive Loss	(2)	(150)
Shareholders’ Equity	1,560	1,285
Noncontrolling Interests	7	(2)
Total Shareholders’ Equity	1,567	1,283
Total Liabilities and Shareholders’ Equity	$5,272	$5,159
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Cash Flows From Operating Activities:
Net Income	$318	$426
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	193	260
Foreign Exchange Losses	40	58
Loss on Blue Chip Swap Securities	1	10
Gain on Disposition of Assets	(6)	(33)
Gain on Sale of Business	(70)	—
Deferred Income Tax Provision	13	8
Share-Based Compensation	26	35
Changes in Accounts Receivable, Inventory, Accounts Payable and Accrued Salaries and Benefits:
Accounts Receivable	22	23
Inventories	(17)	(131)
Accounts Payable	(91)	18
Accrued Salaries and Benefits	(27)	(54)
Other Changes, Net	6	(77)
Net Cash Provided by Operating Activities	408	543
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(175)	(199)
Proceeds from Disposition of Assets	11	18
Proceeds from Sale of Business	97	—
Purchases of Blue Chip Swap Securities	(103)	(50)
Proceeds from Sales of Blue Chip Swap Securities	102	40
Business Acquisitions, Net of Cash Acquired	—	(51)
Proceeds from Sale of Investments	—	41
Other Investing Activities	(14)	(6)
Net Cash Used in Investing Activities	(82)	(207)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(80)	(264)
Distributions to Noncontrolling Interests	(16)	(19)
Tax Remittance on Equity Awards Vested	(20)	(9)
Share Repurchases	(94)	(50)
Dividends Paid	(54)	(18)
Other Financing Activities	(13)	(18)
Net Cash Used in Financing Activities	(277)	(378)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	7	(43)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	56	(85)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	975	1,063
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,031	$978
Supplemental Cash Flow Information:
Interest Paid	$71	$82
Income Taxes Paid, Net of Refunds	$122	$130
844,702 Ordinary Shares Issued for Acquisitions	$—	$75

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2024 Form 10-K for the discussion on our significant accounting policies. Certain reclassifications have been made to these Condensed Consolidated Financial Statements and accompanying footnotes for the three and nine months ended September 30, 2024 to conform to the presentation for the three and nine months ended September 30, 2025.

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

	Three Months Ended September 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$346	$468	$326	$92	$1,232

Direct Costs(a)	(216)	(285)	(223)
Other Expense(b)	(47)	(58)	(44)
DRE Segment Adjusted EBITDA	83				83
WCC Segment Adjusted EBITDA		125			125
PRI Segment Adjusted EBITDA			59		59
All Other					14
Corporate					(12)
Depreciation and Amortization					(67)
Share-based Compensation					(10)
Restructuring Charges					(11)
Other Charges, Net					(3)
Operating Income					$178
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Nine Months Ended September 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,031	$1,365	$987	$246	$3,629

Direct Costs(a)	(662)	(822)	(673)
Other Expense(b)	(143)	(172)	(130)
DRE Segment Adjusted EBITDA	226				226
WCC Segment Adjusted EBITDA		371			371
PRI Segment Adjusted EBITDA			184		184
All Other					37
Corporate					(42)
Depreciation and Amortization					(193)
Share-based Compensation					(26)
Gain on Sale of Business					70
Restructuring Charges					(51)
Other Charges, Net					(19)
Operating Income					$557
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended September 30, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$435	$509	$371	$94	$1,409

Direct Costs(a)	(270)	(296)	(242)
Other Expense(b)	(54)	(62)	(46)
DRE Segment Adjusted EBITDA	111				111
WCC Segment Adjusted EBITDA		151			151
PRI Segment Adjusted EBITDA			83		83
All Other					23
Corporate					(13)
Depreciation and Amortization					(89)
Share-based Compensation					(10)
Other Charges, Net					(13)
Operating Income					$243
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Nine Months Ended September 30, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,284	$1,471	$1,088	$329	$4,172

Direct Costs(a)	(750)	(869)	(709)
Other Expense(b)	(163)	(186)	(138)
DRE Segment Adjusted EBITDA	371				371
WCC Segment Adjusted EBITDA		416			416
PRI Segment Adjusted EBITDA			241		241
All Other					73
Corporate					(45)
Depreciation and Amortization					(260)
Share-based Compensation					(35)
Restructuring Charges					(8)
Other Charges, Net					(13)
Operating Income					$740
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Depreciation and Amortization:
DRE	$21	$29	$61	$84
WCC	13	24	37	72
PRI	21	23	57	69
Corporate and Other	12	13	38	35
Total Depreciation and Amortization	$67	$89	$193	$260

Capital Expenditures:
DRE	$18	$26	$68	$71
WCC	9	12	25	42
PRI	10	27	56	57
Corporate and Other	7	13	26	29
Total Capital Expenditures	$44	$78	$175	$199

(Dollars in millions)	September 30, 2025	December 31, 2024
Total Assets:
DRE	$932	$925
WCC	1,024	1,040
PRI	786	789
Corporate and Other (a)	2,530	2,405
Total	$5,272	$5,159
(a) Corporate and other total assets primarily include cash and cash equivalents, certain intangible assets, and centrally managed or shared facilities.

PP&E, Net and Operating Lease Assets by Geographic Area

As of September 30, 2025 and December 31, 2024, the U.S. accounted for 23% and 22%, respectively, and the Kingdom of Saudi Arabia accounted for 12% and 11% respectively, of our PP&E, Net and operating lease assets identifiable by geography. No other country accounted for more than 10% of our PP&E, Net and operating lease assets identifiable by geography as of September 30, 2025 and December 31, 2024. We had no PP&E, Net and operating lease assets in our country of domicile (Ireland) as of September 30, 2025 and December 31, 2024.

(Dollars in millions)	September 30, 2025	December 31, 2024
North America (a)	$318	$293
Latin America	170	195
Middle East/North Africa/Asia	497	443
Europe/Sub-Sahara Africa/Russia	224	219
PP&E, Net and Operating Lease Assets by Geography (b)	$1,209	$1,150
(a) North America consists of the U.S. and Canada.
(b) Corporate assets not allocated by geography are excluded from this total.

Sale of Business

In April 2025, we completed the sale of our pressure pumping business in Argentina for proceeds totaling $104 million consisting of $7 million of proceeds received in the fourth quarter of 2024 and $97 million of proceeds received in the second quarter of 2025. We recognized a gain of $70 million as a result of this transaction during the three months ended June 30, 2025.

3 – Revenue

Disaggregated Revenue

The following table disaggregates our revenue from contracts with customers by geographic area and includes equipment rental revenue. Equipment rental revenues were $24 million and $91 million in the three and nine months ended September 30, 2025, respectively, and $38 million and $111 million for the three and nine months ended September 30, 2024, respectively.

During the three and nine months ended September 30, 2025, the U.S. accounted for 15% of total revenue in each period, and the Kingdom of Saudi Arabia accounted for 10% and 11% of total revenue, respectively. During the three and nine months ended September 30, 2024, the U.S. accounted for 15% and the Kingdom of Saudi Arabia accounted for 10% of total revenue in each period, respectively. In addition, during the three and nine months ended September 30, 2024, Mexico accounted for 12% and 13% of total revenue, respectively, driven by our largest customer in those periods, which accounted for 10% and 11% of our total revenue, respectively, in the same periods. No other country accounted for more than 10% of our revenue in the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue by Geographic Areas:
North America (a)	$243	$266	$734	$785

International	989	1,143	2,895	3,387
Middle East/North Africa/Asia	533	542	1,560	1,581
Latin America	214	358	650	1,081
Europe/Sub-Sahara Africa/Russia	242	243	685	725
Total Revenue	$1,232	$1,409	$3,629	$4,172
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings, and cash collections results in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of September 30, 2025 and December 31, 2024:

(Dollars in millions)	September 30, 2025	December 31, 2024
Receivables for Product and Services in Accounts Receivable, Net	$1,255	$1,232
Receivables for Equipment Rentals in Account Receivable, Net	$27	$29
Accounts Receivable, Net	$1,282	$1,261

Contract Assets in Other Current Assets	$60	$61
Contract Assets in Other Non-Current Assets	$28	$34
Contract Liabilities in Other Current Liabilities	$35	$51
Contract Liabilities in Other Non-Current Liabilities	$3	$2

4 – Restructuring Charges

Restructuring charges were $11 million and $51 million in the three and nine months ended September 30, 2025, respectively, and nil and $8 million in the three and nine months ended September 30, 2024, respectively, and presented as “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations. These charges were related to optimization and efficiency initiatives throughout the organization and primarily relate to severance expenses.

Restructuring liabilities were $31 million as of September 30, 2025 and $35 million as of December 31, 2024. Of the restructuring liabilities, $26 million and $31 million are recorded in “Other Current Liabilities” on the accompanying Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. The remaining $5 million and $4 million are recorded in “Other Non-Current Liabilities” on the accompanying Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. Changes in the liabilities are primarily driven by restructuring charges and cash payments.

The following table presents total restructuring charges by segment and All Other in the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
DRE	$4	$—	$13	$2
WCC	3	—	11	1
PRI	3	3	11	7
All Other	1	(3)	16	(2)
Total Restructuring Charges	$11	$—	$51	$8

5 – Inventories, Net

Inventories are reported net of reserves of $124 million and $115 million as of September 30, 2025 and December 31, 2024, respectively, and are presented by category in the table below:

(Dollars in millions)	September 30, 2025	December 31, 2024
Finished Goods	$780	$778
Work in Process and Raw Materials, Components and Supplies	100	102
Inventories, Net	$880	$880

The change in inventory reserves includes inventory charges, primarily offset by the disposal of inventory previously reserved. The charges are recorded in “Cost of Products” on our Condensed Consolidated Statements of Operations in the amount of $8 million and $22 million in the three and nine months ended September 30, 2025, respectively, and $9 million and $24 million during the three and nine months ended September 30, 2024, respectively.

6 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	September 30, 2025	December 31, 2024
Developed and Acquired Technology, Net of Accumulated Amortization of $610 at September 30, 2025 and $592 at December 31, 2024	$117	$126
Trade Names, Net of Accumulated Amortization of $232 at September 30, 2025 and $201 at December 31, 2024	177	199
Intangibles, Net of Accumulated Amortization of $842 at September 30, 2025 and $793 at December 31, 2024	$294	$325

Amortization expense was $15 million and $44 million in the three and nine months ended September 30, 2025, respectively, and $43 million and $125 million in the three and nine months ended September 30, 2024, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations. The decrease in amortization expense was primarily due to full amortization of certain intangible assets as of December 31, 2024.

7 – Borrowings and Other Debt Obligations

(Dollars in millions)	September 30, 2025	December 31, 2024
Current portion of 8.625% Senior Notes due 2030 “2030 Senior Notes”	$100	$—
Current Portion of Finance Leases	26	17
Current Portion of Long-term Debt	$126	$17

8.625% Senior Notes due 2030 “2030 Senior Notes”	$1,426	$1,586
Finance Leases	36	31
Long-term Debt	$1,462	$1,617

2028 Senior Secured Notes

On September 30, 2021, Weatherford International Ltd. (“Weatherford Bermuda”) issued 6.50% senior secured notes in aggregate principal amount of $500 million maturing September 15, 2028 (the “2028 Senior Secured Notes”). Interest was payable semiannually on September 15 and March 15 of each year, and commenced on March 15, 2022. Proceeds from the issuance were reduced by debt issuance costs. As of June 30, 2024, we fully redeemed the remaining principal of our 2028 Senior Secured Notes.

2030 Senior Notes

On October 27, 2021, Weatherford Bermuda issued 8.625% senior notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford International, LLC (“Weatherford Delaware”) as co-issuer and co-obligor, and concurrently release the guarantee of Weatherford Delaware. In the third quarter of 2025 and for the nine months ended September 30, 2025, we repurchased nil and $61 million in principal, respectively, of our 2030 Senior Notes. At September 30, 2025, the carrying value represents the remaining unpaid principal of $1.54 billion, offset by unamortized deferred issuance cost of $10 million. At December 31, 2024, the carrying value represented the remaining principal of $1.6 billion, offset by unamortized deferred issuance cost of $11 million.

On September 22, 2025, we commenced a cash tender offer (the “Tender Offer”) for up to $1.3 billion in aggregate principal amount of our 2030 Senior Notes. On October 7, 2025, the early tender settlement date for the Tender Offer, we purchased $893 million aggregate principal amount of the 2030 Senior Notes. The Tender Offer expired on October 21, 2025. The details of these transactions can be found in “Note 14 - Subsequent Events”.

On October 20, 2025, the Company issued a notice to redeem 2030 Senior Notes in an aggregate principal amount of $407 million, representing the amount of the Tender Offer that remained unsubscribed at its expiration date. The redemption will be funded using $100 million of cash on hand and proceeds from the issuance of the 2033 Senior Notes (as defined below) on October 6, 2025. Pursuant to the Company’s accounting policy election, if the Company has the ability and intent to repay long-term debt within the next year with cash on hand the amount of long-term debt expected to be repaid is re-classified to current portion of long-term debt. As such, $100 million of the 2030 Senior Notes was reclassified to current as of September 30, 2025. The details of these transactions can be found in “Note 14 - Subsequent Events”.

2033 Senior Notes

On October 6, 2025, Weatherford Bermuda issued 6.75% senior notes in aggregate principal amount of $1.2 billion maturing on October 15, 2033 (the “2033 Senior Notes”) in a private offering. The details of this transaction can be found in “Note 14 - Subsequent Events”.

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

On September 18, 2025, we amended the Credit Agreement to (i) allow for an increase in total commitment amount from $720 million to $1 billion comprised of $600 million to be used either for revolving loans or financial letters of credit and $400 million to be used for performance letters of credit, (ii) extend the maturity date to the earlier of September 18, 2030 or January 29, 2030 if more than $200 million of 2030 Senior Notes or Permitted Refinancing Indebtedness are outstanding on that date and (iii) include an accordion feature that will allow for further increases of commitments up to $1.15 billion.

As of September 30, 2025, under the Credit Agreement we had zero borrowings, $6 million in financial letters of credit and $255 million in performance letters of credit outstanding. Additionally as of September 30, 2025, we had $179 million letters of credit under various uncommitted bi-lateral facilities ($48 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

As of December 31, 2024, under the Credit Agreement we had zero borrowings, $12 million in financial letters of credit and $279 million in performance letters of credit outstanding. Additionally as of December 31, 2024, we had $91 million of letters of credit under various uncommitted bi-lateral facilities ($49 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

	September 30, 2025		December 31, 2024
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.625% Senior Notes due 2030	$1,526	$1,572	$1,586	$1,650
Long-Term Debt (excluding Finance Leases)	$1,526	$1,572	$1,586	$1,650

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

9 – Shareholders’ Equity

Shares issued and outstanding on our Condensed Consolidated Balance Sheets decreased from 72.1 million as of December 31, 2024 to 71.7 million as of September 30, 2025. The decrease was due to the cancellation of 1.7 million of our ordinary shares repurchased for $94 million. The decrease was partially offset by the issuance of 1.3 million of our ordinary shares for equity awards vested and delivered, net of shares withheld for taxes.

During the nine months ended September 30, 2025, we declared and paid $54 million in dividends and accrued an immaterial amount of dividend equivalent rights on share-based awards.

The following summarizes our shareholders’ equity activity for the three and nine months ended September 30, 2025 and 2024:

(Dollars in millions)	Ordinary Shares	Par Value	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2024	72.1	$—	$2,921	$(1,486)	$(150)	$(2)	$1,283
Net Income	—	—	—	76	—	10	86
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	1.3	—	(34)	—	—	—	(34)
Share Repurchases	(0.8)	—	(53)	—	—	—	(53)
Dividends Declared ($0.25 per share) (1)	—	—	—	(18)	—	—	(18)
Other Comprehensive Income	—	—	—	—	96	—	96
Balance at March 31, 2025	72.6	$—	$2,834	$(1,428)	$(54)	$8	$1,360
Net Income	—	—	—	136	—	9	145
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	—	—	10	—	—	—	10
Share Repurchases	(0.8)	—	(34)	—	—	—	(34)
Dividends Declared ($0.25 per share) (1)	—	—	—	(19)	—	—	(19)
Distributions to Noncontrolling Interests	—	—	—	—	—	(8)	(8)
Other Comprehensive Income	—	—	—	—	65	—	65
Balance at June 30, 2025	71.8	$—	$2,810	$(1,311)	$11	$9	$1,519
Net Income	—	—	—	81	—	6	87
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	—	—	10	—	—	—	10
Share Repurchases	(0.1)	—	(7)	—	—	—	(7)
Dividends Declared ($0.25 per share) (1)	—	—	—	(19)	—	—	(19)
Distributions to Noncontrolling Interests	—	—	—	—	—	(8)	(8)
Other Comprehensive Loss	—	—	—	—	(13)	—	(13)
Other	—	—	(2)	—	—	—	(2)
Balance at September 30, 2025	71.7	$—	$2,811	$(1,249)	$(2)	$7	$1,567
(1) Includes dividend equivalent rights on share-based awards.

(Dollars in millions)	Ordinary Shares	Par Value	Capital In Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2023	72.1	$—	$2,906	$(1,954)	$(28)	$(2)	$922
Net Income	—	—	—	112	—	11	123
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	0.3	—	4	—	—	—	4
Other Comprehensive Loss	—	—	—	—	(24)	—	(24)
Equity Issued for Acquisitions	0.8	—	75	—	—	—	75
Balance at March 31, 2024	73.2	$—	$2,985	$(1,842)	$(52)	$9	$1,100
Net Income	—	—	—	125	—	12	137
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	—	—	12	—	—	—	12
Distributions to Noncontrolling Interests	—	—	—	—	—	(9)	(9)
Balance at June 30, 2024	73.2	$—	$2,997	$(1,717)	$(52)	$12	$1,240
Net Income	—	—	—	157	—	9	166
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes		—	9	—	—	—	9
Share Repurchases	(0.5)	—	(50)	—	—	—	(50)
Dividends Declared ($0.25 per share) (1)	—	—	—	(19)	—	—	(19)
Other Comprehensive Income	—	—	—	—	20	—	20
Distributions to Noncontrolling Interests	—	—	—	—	—	(10)	(10)
Balance at September 30, 2024	72.7	$—	$2,956	$(1,579)	$(32)	$11	$1,356
(1) Includes dividend equivalent rights on share-based awards.

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2025 and 2024:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2024	$(156)	$6	$(150)
Other Comprehensive Income	146	2	148
Balance at September 30, 2025	$(10)	$8	$(2)

Balance at December 31, 2023	$(43)	$15	$(28)
Other Comprehensive Loss	(4)	—	(4)
Balance at September 30, 2024	$(47)	$15	$(32)

10 – Income per Share

A reconciliation of the number of shares used for the basic and diluted income per share calculation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2025	2024	2025	2024
Net Income Attributable to Weatherford	$81	$157	$293	$394
Less: Impact of Acquisition Contingent Consideration (1)	—	(2)	—	—
Net Income Attributable to Weatherford and Available to Shareholders	$81	$155	$293	$394

Basic Weighted Average Shares Outstanding	71.9	73.2	72.4	73.1
Dilutive Effect of Awards Granted in Stock Incentive Plan	0.3	1.9	0.3	1.9
Dilutive Effect of Acquisition Contingent Consideration (1)	—	0.1	—	—
Diluted Weighted Average Shares Outstanding	72.2	75.2	72.7	75.0

Basic Income per Share	$1.13	$2.14	$4.04	$5.39
Diluted Income per Share (1)	$1.12	$2.06	$4.02	$5.25

Antidilutive Weighted Average Shares:
Equity Awards	0.7	0.3	0.6	0.4
Total Antidilutive Weighted Average Shares	0.7	0.3	0.6	0.4
(1) During the three months ended September 30, 2024, diluted income per share included the maximum potentially dilutive shares contingently issuable for an acquisition consideration, the value of which was adjusted out of Net Income Attributable to Weatherford in calculating diluted income per share

Basic income per share for all periods presented equals net income available to shareholders divided by our weighted average shares outstanding during the period. Diluted income per share is computed by dividing net income available to shareholders by our weighted average shares outstanding during the period including potential dilutive ordinary shares. Anti-dilutive weighted average shares represent securities that could potentially dilute income per share in the future and are excluded from the computation of income per share.

11 – Income Taxes

We recognized a tax expense of $52 million and $108 million for the three and nine months ended September 30, 2025, respectively, compared to three and nine months ended September 30, 2024 where we recognized a tax expense of $12 million and $144 million, respectively. Income tax expense was higher in the three months ended September 30, 2025 compared to the same period in 2024 as the third quarter of 2024 was lower by $51 million due to the release of valuation allowances and the recognition of a benefit from previously uncertain tax positions, partially offset by decreased earnings before taxes. Income tax expense was lower in the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to the decreased earnings before tax, partially offset by the release of valuation allowance in the 2024 period. We calculate our income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes.

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

We routinely undergo tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. As of September 30, 2025, we anticipate that it is reasonably possible that our uncertain tax positions of $283 million, including interest and penalties offset by net operating losses and other tax attributes if settled, may decrease by up to $92 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

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

Under the terms of the CDS, within five business days upon notification of a default by the customer, we could be required to pay the then outstanding notional balance net of recoveries. As of September 30, 2025, we had a notional balance of $17 million outstanding under the CDS and as of December 31, 2024, we had a notional balance of $25 million outstanding. The fair value of the derivative was not material as of September 30, 2025 and December 31, 2024.

A CDS was entered into during the fourth quarter of 2023 with the same parties for similar reasons as in the fourth quarter of 2024, and accordingly, in the first quarter of 2024, we received $142 million. The agreement was terminated in the third quarter of 2024, extinguishing the remaining notional balance.

13 – Blue Chip Swap Securities - Argentina

The functional currency for our Argentine operations is the U.S. dollar and we use Argentina’s official exchange rate to remeasure our Argentine peso-denominated net monetary assets into U.S. dollars at each balance sheet date. The Central Bank of Argentina has maintained certain currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. As such, we have used an indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) which allows entities to remit U.S. dollars from Argentina through the purchase and sale of securities. During the third quarter of 2025 we completed a series of BCS transactions that resulted in an immaterial impact to our financial statements. No BCS transactions were entered into in the third quarter of 2024. During the second quarter of 2025 and 2024, we completed a series of BCS transactions at implied exchange rates that were approximately 1% and 26% higher, respectively, than the official exchange rate, resulting in a loss of $1 million and $10 million, respectively. We continue to use the official exchange rate for remeasurement of our Argentine peso-denominated net monetary assets under U.S. GAAP as the BCS rates do not meet the criteria for remeasurement under U.S. GAAP.

14 – Subsequent Events

Declaration of cash dividend

On October 15, 2025, our Board of Directors declared a cash dividend of $0.25 per share of the Company’s ordinary shares, payable on December 4, 2025 to shareholders of record as of November 6, 2025.

2033 Senior Notes Offering and Tender Offer for 2030 Senior Notes

On October 6, 2025, Weatherford Bermuda issued $1.2 billion in aggregate principal amount of 6.75% senior notes due October 15, 2033 in a private offering. Interest on the 2033 Senior Notes is payable semiannually on April 15th and October 15th of each year, beginning on April 15, 2026 at a rate of 6.75% per year. The 2033 Senior Notes will mature on October 15, 2033. The 2033 Senior Notes are guaranteed by the Company and other subsidiary guarantors. The Company intends to use the net proceeds from the offering, along with cash on hand of $100 million, to fund its cash tender offer for up to $1.3 billion aggregate principal amount of our 2030 Senior Notes.

On October 7, 2025, the early settlement date for the Tender Offer, the Company used a portion of the net proceeds from the issuance of 2033 Senior Notes to purchase $893 million aggregate principal amount of 2030 Senior Notes at applicable prices, plus accrued and unpaid interest of $27 million and an early tender premium of $21 million. The tender offer expired October 21, 2025.

On October 20, 2025, the Company issued a notice to redeem 2030 Senior Notes in an aggregate principal amount of $407 million, representing the amount of the Tender Offer that remained unsubscribed at its expiration date. The redemption will be funded using $100 million of cash on hand and the remaining proceeds from the issuance of the 2033 Senior Notes.

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

Lower oil and natural gas prices and lower rig count generally correlate to lower exploration and production spending, and higher oil and natural gas prices and higher rig count generally correlate to higher exploration and production spending. Therefore, our financial results can be significantly affected by oil and natural gas prices as well as rig counts. As shown in the following tables, as of September 30, 2025 oil prices and rig counts were notably lower than at September 30, 2024. The drop in oil prices and rig counts since September 30, 2024 has coincided with reduced activity levels across our industry. Henry Hub natural gas prices increased as of September 30, 2025 compared to September 30, 2024. Gas production additions were sourced from a backlog of drilled but uncompleted wells and deferred start-ups.

In addition to the impact of lower oil prices, there may be future impacts and effects on our industry or us relating to the U.S. Presidential administration and Congress, in areas such as trade policy and tariffs, global conflicts and sanctions, environmental regulations and others. For example, the U.S. Presidential administration announced sweeping new tariffs in early 2025 that prompted retaliatory actions by affected countries. Various modifications and delays have been announced to some of the new tariffs and further changes are expected to be made in the future. Since the tariff announcements, energy markets have been volatile. Trade disputes have had, and may continue to have, an adverse impact on the overall macroeconomic environment and may result in supply chain challenges and heightened economic pressure on our customers. The Company continues to monitor these developments, however the future impact and timing of these changes on our business remains uncertain and will depend on several factors, including whether additional or incremental tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. In addition, the Company is actively pursuing strategies to mitigate the impact of tariffs on our results of operations, including supplier negotiations, evaluation of sourcing options, including foreign zones and bonded warehouses where feasible, development of tools to monitor and address tariff impact during the quoting process, seeking compensation from customers for tariffs, pursuing trade agreement certifications and exemptions, and supporting industry association advocacy for consideration of oilfield services products in trade negotiations. However, it is uncertain whether the actions taken or contemplated to be taken by the Company will be effective in mitigating the impact of current and future trade restrictions on the Company’s results of operations.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”), Brent North Sea (“Brent”) crude oil and Henry Hub natural gas.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Oil price - WTI (1)	$65.74	$76.24	$67.40	$78.50
Oil price - Brent (1)	$68.97	$79.84	$70.93	$82.50
Natural gas price - Henry Hub (2)	$3.03	$2.11	$3.45	$2.11
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (rounded to the nearest $0.01)

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
North America	718	796	740	788
International (1)	1,080	1,151	1,085	1,171
Worldwide	1,798	1,947	1,825	1,959
(1) Prior period international rig count figures were adjusted by Baker Hughes in the third quarter of 2025.

Russia Ukraine Conflict

In February 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response we evaluated, and continue to evaluate, our operations, with the priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions.

Revenues in Russia were approximately 8% and 7% of our total revenues for the three and nine months ended September 30, 2025, respectively, compared to 6% and 5% of our total revenue for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, our Russia operations included $94 million in cash, $151 million in other current assets, $74 million in property, plant and equipment, net and other non-current assets, and $62 million in liabilities. As of December 31, 2024, our Russia operations included $82 million in cash, $95 million in other current assets, $56 million in property, plant and equipment, net and other non-current assets, and $45 million in liabilities.

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

Consolidated Statements of Operations - Operating Summary

Revenues of $1.2 billion and $3.6 billion in the three and nine months ended September 30, 2025, respectively, decreased 13% in both periods compared to $1.4 billion and $4.2 billion in the three and nine months ended September 30, 2024, respectively. Year-over-year in the third quarter, product revenues decreased 13% and service revenues also decreased 13%. For the same period, revenues declined in all segments with DRE, PRI and WCC impacting 50%, 25% and 23% of the decrease, respectively, with the remaining decrease due to a modest decline in integrated services and projects. Year-over-year in the nine months ended September 30, 2025, product revenues decreased 11% and services revenues decreased 14%. For the same period, revenues declined in all segments with DRE, WCC and PRI impacting 47%, 20% and 19% of the decrease, respectively, with the remaining decrease from lower activity in integrated services and projects.

Geographically, the year-over-year third quarter revenue decrease was led by a decline in the Latin America, North America, Middle East/North Africa/Asia and Europe/Sub-Sahara Africa/Russia regions, which impacted 81%, 13%, 5% and 1% of the decrease, respectively. Year-over-year in the nine months ended September 30, 2025, the revenue decrease was led by a decline in the Latin America, North America, Europe/Sub-Sahara Africa/Russia and Middle East/North Africa/Asia regions, which impacted 79%, 9%, 7% and 4% of the decrease. Year-over-year revenue decreases were primarily caused by a softening of the overall market which drove a decline in activity across segments and geographies.

Operating income of $178 million and $557 million in the three and nine months ended September 30, 2025, respectively, decreased 27% and 25% compared to $243 million and $740 million in the three and nine months ended September 30, 2024, respectively. The third quarter year-over-year decrease was due to the decline in revenue, with a partial offset from lower cost of products and services and selling general, administrative and research and development costs. The nine months ended September 30, 2025 year-over-year decrease was due to the decline in revenue, with a partial offset from lower cost of products and services, lower selling general, administrative and research and development costs and a gain on the sale of our pressure pumping business in Argentina.

Cost of products and services of $844 million and $2.5 billion in the three and nine months ended September 30, 2025, respectively, decreased 8% and 7% compared to $917 million and $2.7 billion in the three and nine months ended September 30, 2024, respectively. The year-over-year decrease was primarily due to decline in product sales and a reduction in headcount leading to lower personnel costs. Our cost of products and services as a percentage of revenues was 69% in both the three and nine months ended September 30, 2025 compared to 65% in both the three and nine months ended September 30, 2024, respectively. The higher cost ratio was due to costs decreasing at a slower rate than revenues.

Selling, general, administrative and research and development costs of $196 million and $580 million in the three and nine months ended September 30, 2025, respectively, decreased 17% and 19% compared to $236 million and $719 million in the three and nine months ended September 30, 2024, respectively. The year-over-year decrease was primarily due to a decline in amortization expense, a decline in the cost of employee incentive programs and a reduction in headcount leading to lower personnel costs. Selling, general, administrative and research and development costs as a percentage of revenues was 16% in both the three and nine months ended September 30, 2025 compared to 17% in both the three and nine months ended September 30, 2024.

Gain on Sale of Business were nil and $70 million in the three and nine months ended September 30, 2025, respectively, due to the sale of our pressure pumping business in Argentina during the second quarter of 2025.

Restructuring charges were $11 million and $51 million in the three and nine months ended September 30, 2025, respectively, and nil and $8 million in the three and nine months ended September 30, 2024, respectively. See “Note 4 – Restructuring Charges” for additional information.

Other Charges, Net were $3 million and $19 million in the three and nine months ended September 30, 2025, respectively, and $13 million in both the three and nine months ended September 30, 2024. Other Charges, Net primarily included fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico as well as other miscellaneous charges and credits.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest Expense, Net was $23 million and $70 million in the three and nine months ended September 30, 2025, respectively, and $24 million and $77 million in the three and nine months ended September 30, 2024, respectively. Interest Expense, Net is interest expense net of interest income.

Interest expense was $34 million and $106 million in the three and nine months ended September 30, 2025, respectively, and $37 million $121 million in the three and nine months ended September 30, 2024, respectively. The decrease was primarily due to the reduction in our outstanding long-term debt. Interest income was $11 million and $36 million in the three and nine months ended September 30, 2025, respectively, and $13 million and $44 million in the three and nine months ended September 30, 2024, respectively. The year-over-year decrease was due to a reduction in our cash holdings in Argentina upon execution of the BCS. See “Note 13 – Blue Chip Swap Securities - Argentina” for additional information.

Loss on Blue Chip Swap Securities

A BCS allows entities to remit U.S. dollars from operations in Argentina. During the second quarter of 2025 and 2024, we entered into a series of BCS securities transactions that resulted in a “Loss on Blue Chip Swap Securities” of $1 million in the nine months ended September 30, 2025 and $10 million in the nine months ended September 30, 2024, respectively. During the third quarter of 2025 we entered into a series of BCS securities transactions that resulted in an immaterial impact to our financial statements. No BCS securities transactions were entered into in the third quarter of 2024. See “Note 13 – Blue Chip Swap Securities - Argentina” to our Condensed Consolidated Financial Statements for additional details.

Other Expense, Net

Other Expense, Net was $16 million and $60 million in the three and nine months ended September 30, 2025, respectively, and $41 million and $83 million in the three and nine months ended September 30, 2024, respectively. Other Expense, Net primarily represents foreign exchange gains and losses in countries with no or limited markets to hedge, letter of credit fees and other financing charges, including bond redemption premiums partially offset by certain investment gains and losses. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency.

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

Results of Operations by Segment

Financial information by segment is summarized below.

	Three Months Ended September 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$346	$468	$326	$92	$1,232

Direct Costs(a)	(216)	(285)	(223)
Other Expense(b)	(47)	(58)	(44)
DRE Segment Adjusted EBITDA	83				83
WCC Segment Adjusted EBITDA		125			125
PRI Segment Adjusted EBITDA			59		59
All Other					14
Corporate					(12)
Depreciation and Amortization					(67)
Share-based Compensation					(10)
Restructuring Charges					(11)
Other Charges, Net					(3)
Operating Income					$178
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Nine Months Ended September 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,031	$1,365	$987	$246	$3,629

Direct Costs(a)	(662)	(822)	(673)
Other Expense(b)	(143)	(172)	(130)
DRE Segment Adjusted EBITDA	226				226
WCC Segment Adjusted EBITDA		371			371
PRI Segment Adjusted EBITDA			184		184
All Other					37
Corporate					(42)
Depreciation and Amortization					(193)
Share-based Compensation					(26)
Gain on Sale of Business					70
Restructuring Charges					(51)
Other Charges, Net					(19)
Operating Income					$557

(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended September 30, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$435	$509	$371	94	$1,409

Direct Costs(a)	(270)	(296)	(242)
Other Expense(b)	(54)	(62)	(46)
DRE Segment Adjusted EBITDA	111				111
WCC Segment Adjusted EBITDA		151			151
PRI Segment Adjusted EBITDA			83		83
All Other					23
Corporate					(13)
Depreciation and Amortization					(89)
Share-based Compensation					(10)
Other Charges, Net					(13)
Operating Income					$243
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Nine Months Ended September 30, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,284	$1,471	$1,088	$329	$4,172

Direct Costs(a)	(750)	(869)	(709)
Other Expense(b)	(163)	(186)	(138)
DRE Segment Adjusted EBITDA	371				371
WCC Segment Adjusted EBITDA		416			416
PRI Segment Adjusted EBITDA			241		241
All Other					73
Corporate					(45)
Depreciation and Amortization					(260)
Share-based Compensation					(35)
Restructuring Charges					(8)
Other Charges, Net					(13)
Operating Income					$740
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

DRE Results

	Three Months Ended		Variance
($ in Millions)	September 30, 2025	September 30, 2024	$	% or bps
Revenue	$346	$435	$(89)	(20)%
Direct Costs	(216)	(270)	54	20%
Other Expense	(47)	(54)	7	13%
Segment Adjusted EBITDA	$83	$111	$(28)	(25)%
Segment Adj EBITDA Margin	24.0%	25.5%	n/m	(153)	bps

	Nine Months Ended		Variance
($ in Millions)	September 30, 2025	September 30, 2024	$	% or bps
Revenue	$1,031	$1,284	$(253)	(20)%
Direct Costs	(662)	(750)	88	12%
Other Expense	(143)	(163)	20	12%
Segment Adjusted EBITDA	$226	$371	$(145)	(39)%
Segment Adj EBITDA Margin	21.9%	28.9%	n/m	(697)	bps

DRE revenues of $346 million and $1,031 million in the three and nine months ended September 30, 2025, decreased $89 million or 20%, and decreased $253 million or 20% compared to $435 million and $1,284 million in the three and nine months ended September 30, 2024, respectively.

Of the third quarter year-over-year revenue decrease, approximately 50% of the decrease was from lower activity in drilling-related services and approximately 40% of the decrease was attributable to a decline in activity for managed pressure drilling. Geographically, approximately 85% of the revenue decrease was from the Latin America region.

Of the year-to-date year-over-year revenue decrease, approximately 50% of the decrease was from lower activity in drilling-related services and approximately 30% decrease was attributable to a decline in activity for managed pressure drilling. Geographically, approximately 85% of the revenue decrease was from the Latin America region.

DRE segment adjusted EBITDA of $83 million and $226 million in the three and nine months ended September 30, 2025, decreased $28 million or 25%, and decreased $145 million or 39%, compared to $111 million and $371 million in the three and nine months ended September 30, 2024, respectively. DRE segment adjusted EBITDA margin was 24.0% and 21.9% in the three and nine months ended September 30, 2025 compared to 25.5% and 28.9% in the three and nine months ended September 30, 2024, respectively. The third quarter and year-to-date segment adjusted EBITDA decreased year-over-year primarily due to a decline in activity in Latin America. In the third quarter, both direct costs and other expense decreased along with the decrease in activity. The rate of decrease for direct costs was the same as the rate of decrease in revenue. However, the rate of decrease in other expense was lower than rate of decrease in revenue, contributing to the decrease in margin. Year-to-date, both direct costs and other expense generally decreased in line with the decrease in activity. However, the rate of decrease in direct costs and other expense was lower than the rate of decrease in revenue, contributing to the decrease in margin.

WCC Results

	Three Months Ended		Variance
($ in Millions)	September 30, 2025	September 30, 2024	$	% or bps
Revenue	$468	$509	$(41)	(8)%
Direct Costs	(285)	(296)	11	4%
Other Expense	(58)	(62)	4	6%
Segment Adjusted EBITDA	$125	$151	$(26)	(17)%
Segment Adj EBITDA Margin	26.7%	29.7%	n/m	(296)	bps

	Nine Months Ended		Variance
($ in Millions)	September 30, 2025	September 30, 2024	$	% or bps
Revenue	$1,365	$1,471	$(106)	(7)%
Direct Costs	(822)	(869)	47	5%
Other Expense	(172)	(186)	14	8%
Segment Adjusted EBITDA	$371	$416	$(45)	(11)%
Segment Adj EBITDA Margin	27.2%	28.3%	n/m	(110)	bps

WCC revenues of $468 million and $1,365 million in the three and nine months ended September 30, 2025, decreased $41 million or 8%, and decreased $106 million or 7%, compared to $509 million and $1,471 million in the three and nine months ended September 30, 2024, respectively.

Of the third quarter year-over-year revenue decrease, approximately 60% of the decrease was from lower activity in cementation products and approximately 35% of the decrease was attributable to a decline in activity for completions. Geographically, approximately 55% of the revenue decrease was from Latin America and approximately 25% of the revenue decrease was from Europe/Sub-Sahara Africa/Russia. The remaining decrease was in the Middle East/North Africa/Asia region.

The year-to-date year-over-year revenue decrease was primarily due to a decline in activity for cementation products and completions which impacted approximately 50% and 45% of the decrease, respectively. This was partly offset by revenue increase from well services activity. Geographically, of the regions with revenue decreases, approximately 50% of the decrease was from Latin America, 30% from Europe/Sub-Sahara Africa/Russia and 20% from North America. This was partly offset by a revenue increase in the Middle East/North Africa/Asia region.

WCC segment adjusted EBITDA of $125 million and $371 million in the three and nine months ended September 30, 2025, decreased $26 million or 17%, and decreased $45 million or 11%, compared to $151 million and $416 million in the three and nine months ended September 30, 2024, respectively. WCC segment adjusted EBITDA margin was 26.7% and 27.2% in the three and nine months ended September 30, 2025, compared to 29.7% and 28.3% in the three and nine months ended September 30, 2024, respectively. The third quarter segment adjusted EBITDA decreased year-over-year primarily due to a decline in overall activity. The year-to-date segment adjusted EBITDA decreased year-over-year primarily due to a decline in overall activity partly offset by higher margin activity in the Middle East/North Africa/Asia region. In the third quarter, both direct costs and other expense decreased along with the decrease in activity. However, the rate of decrease in direct costs and other expense was lower than the rate of decrease in revenue, contributing to the decrease in margin. Year-to-date, both direct costs and other expense decreased along with the decrease in activity. However, the decrease in margin was driven by the rate of decrease for direct costs being lower than the rate of decrease in revenue, partly offset by the rate of decrease for other expense being higher than the rate of decrease in revenue.

PRI Results

	Three Months Ended		Variance
($ in Millions)	September 30, 2025	September 30, 2024	$	% or bps
Revenue	$326	$371	$(45)	(12)%
Direct Costs	(223)	(242)	19	8%
Other Expense	(44)	(46)	2	4%
Segment Adjusted EBITDA	$59	$83	$(24)	(29)%
Segment Adj EBITDA Margin	18.1%	22.4%	n/m	(427)	bps

	Nine Months Ended		Variance
($ in Millions)	September 30, 2025	September 30, 2024	$	% or bps
Revenue	$987	$1,088	$(101)	(9)%
Direct Costs	(673)	(709)	36	5%
Other Expense	(130)	(138)	8	6%
Segment Adjusted EBITDA	$184	$241	$(57)	(24)%
Segment Adj EBITDA Margin	18.6%	22.2%	n/m	(351)	bps

PRI revenues of $326 million and $987 million in the three and nine months ended September 30, 2025, decreased $45 million or 12% and decreased $101 million or 9% compared to $371 million and $1,088 million in the three and nine months ended September 30, 2024, respectively.

The third quarter year-over-year revenue decrease was primarily due to a decline in activity for intervention services and drilling tools and pressure pumping which impacted 50% and 45% of the decrease, respectively, among product lines within the segment that experienced year-over-year decreases. The sale of our pressure pumping business in Argentina in the second quarter was the primary contributor to the decline in pressure pumping activity. The decrease in revenue was partly offset by revenue increase from sub-sea intervention activity. Geographically, approximately 65% of the revenue decrease was from the Latin America region.

The year-to-date year-over-year revenue decrease was primarily due to a decline in activity for intervention services and drilling tools which impacted approximately 60% of the decrease with the remaining decrease primarily from lower pressure pumping activity which impacted approximately 40% of the decrease. This was partly offset by revenue increase from sub-sea intervention activity. Geographically, approximately 70% of the revenue decrease was from the Latin America region.

PRI segment adjusted EBITDA of $59 million and $184 million in the three and nine months ended September 30, 2025, decreased $24 million or 29% and decreased $57 million or 24% compared to $83 million and $241 million in the three and nine months ended September 30, 2024, respectively. PRI segment adjusted EBITDA margin was 18.1% and 18.6% in the three and nine months ended September 30, 2025, compared to 22.4% and 22.2% in the three and nine months ended September 30, 2024. The third quarter and year-to-date segment adjusted EBITDA decreased year-over-year primarily due to a decline in overall activity. Both direct costs and other expense generally decreased in line with the decrease in activity. However, the rate of decrease in direct costs and other expense was lower than the rate of decrease in revenue, contributing to the decrease in margin.

All Other Results

All Other results were from non-core business activities that do not individually meet the criteria for segment reporting, including integrated services and projects, which includes pass-through and project management services.

All Other revenues were $92 million and $246 million in the three and nine months ended September 30, 2025, compared to $94 million and $329 million in the three and nine months ended September 30, 2024. The year-over-year decrease was due to a decline in international activity for integrated services and projects.

Corporate

Corporate incurred net expense of $12 million and $42 million in the three and nine months ended September 30, 2025 compared to $13 million and $45 million in the three and nine months ended September 30, 2024. The year-over-year decreases were primarily due to reduced costs in certain professional fees.

Depreciation and Amortization

Depreciation and amortization expense was $67 million and $193 million in the three and nine months ended September 30, 2025 compared to $89 million and $260 million in the three and nine months ended September 30, 2024. The year-over-year decreases were primarily due to certain intangible assets reaching full amortization in the fourth quarter of 2024.

Share-based Compensation

We recognized $10 million and $26 million of share-based compensation in the three and nine months ended September 30, 2025 compared to $10 million and $35 million in the three and nine months ended September 30, 2024. The year-over-year decrease was primarily due to the vesting of previously granted equity awards, resulting in a lower number of unvested awards subject to expense recognition.

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

The market has softened over the past nine months due to uncertainty around the impact of tariffs and trade policies, continued geopolitical instability and additional supply volumes coming to the market from both OPEC+ unwound voluntary oil production cuts and potential new supply additions. The industry has witnessed substantial oilfield services spend and activity reductions in Mexico and North America, slower growth in parts of the Middle East, and project delays in various regions. In the near term, we anticipate an ongoing emphasis on capital discipline and operational efficiencies worldwide to continue exerting downward pressure on demand for our services and products throughout the remainder of 2025 into the first half of 2026. Additionally, trade policy uncertainty in our industry and in relation to global economic outlook will continue to negatively impact both domestic and international crude demand, and increase cost pressure on the sector.

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

Liquidity and Capital Resources

At September 30, 2025, we had cash and cash equivalents of $967 million and $64 million in restricted cash, compared to $916 million of cash and cash equivalents and $59 million in restricted cash at December 31, 2024.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Net Cash Provided by Operating Activities	$408	$543
Net Cash Used in Investing Activities	$(82)	$(207)
Net Cash Used in Financing Activities	$(277)	$(378)

Operating Activities

Cash provided by operating activities was $408 million for the nine months ended September 30, 2025 compared to cash provided by operating activities of $543 million for the nine months ended September 30, 2024. The decrease in cash provided by operating activities in 2025 over 2024 was primarily due to a decrease in collections as a result of decreased revenue and slowdown in payments from our largest customer in Mexico, partially offset by lower employee costs. During both the nine months ended September 30, 2025 and September 30, 2024, we had arrangements with third-party financial institutions related to collections of certain receivables from our largest customer in Mexico. Pursuant to such arrangements, we received $93 million and $459 million during the nine months ended September 30, 2025 and September 30, 2024, respectively. Factoring arrangements related to certain receivables during both the nine months ended September 30, 2025 and September 30, 2024 resulted in cash proceeds at the time of factoring of $231 million and $54 million, respectively.

Investing Activities

Cash used in investing activities was $82 million for the nine months ended September 30, 2025. The primary investing use of cash was for capital expenditures of $175 million, partially offset by $97 million of proceeds received from the sale of our pressure pumping business in Argentina (see “Note 2 – Segment Information”). Cash used in investing activities also includes the use of the BCS mechanism in Argentina, of which the purchases of $103 million offset the proceeds of $102 million, resulting in a loss of $1 million during the nine months ended September 30, 2025 (see “Note 13 – Blue Chip Swap Securities - Argentina”).

Cash used in investing activities was $207 million for the nine months ended September 30, 2024. The primary investing activities were cash used for capital expenditures of $199 million and cash used for acquisitions net of cash acquired, of $51 million. Cash used in investing activities also includes the use of the BCS mechanism in Argentina, of which the purchases of $50 million offset the proceeds of $40 million, resulting in a loss of $10 million during the nine months ended September 30, 2024. The uses of cash were primarily offset by proceeds from sale of investments of $41 million from our marketable securities in Argentina.

Financing Activities

Cash used in financing activities was $277 million for the nine months ended September 30, 2025. The primary financing uses of cash were for share repurchases of $94 million (see “Note 9 – Shareholders’ Equity”), repayments and repurchases of long-term debt of $80 million (including $61 million in repurchases of our 2030 Senior Notes, see “Note 7 – Borrowings and Other Debt Obligations”), cash dividends of $54 million and tax remittances on equity awards vested of $20 million.

Cash used in financing activities was $378 million for the nine months ended September 30, 2024. The primary financing uses of cash were for repayments and repurchases of long-term debt of $264 million and share repurchases of $50 million.

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

As of September 30, 2025, the aggregate principal amount of our primary debt outstanding was $1.54 billion of our 2030 Senior Notes. Subsequent to September 30, 2025, we issued $1.2 billion of 2033 Senior Notes and redeemed $893 million of our 2030 Senior Notes. We expect to pay $120 million in interest payments in 2025 specific to these notes which includes $68 million paid for interest on our 2030 Senior Notes during the nine months ended September 30, 2025. See “Note 7 – Borrowings and Other Debt Obligations” and “Note 14 – Subsequent Events” for additional information.

Our capital spend is expected to be 3-5% of revenue over a 12 to 18 month rolling period and our 2025 capital spend is projected to be within the same framework. Our payments on our operating and finance leases in 2025 are expected to be approximately $64 million and $37 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At September 30, 2025 and December 31, 2024, we had approximately $36 million and $127 million, respectively, of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. As we continue to conduct business in certain countries with cash that cannot be immediately repatriated, we may consider infrequent transactions to safeguard our cash from exposure to the effects of inflation and currency devaluation. Repatriation of those cash balances might result in incremental taxes or losses.

Ratings Services’ Credit Ratings

Our credit ratings at December 31, 2024 have been upgraded through September 30, 2025 as follows:
•Moody's Investors Service upgraded our Corporate Family Rating from ‘Ba3’ to ‘Ba2;’ with a positive outlook
•Standard and Poor upgraded our issuer credit ratings from ‘BB-’ to ‘BB;’ with a stable outlook
•Fitch Ratings upgraded our issuer credit ratings from ‘BB-’ to ‘BB;’ with a stable outlook

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

Our net accounts receivables in Mexico were 37% and 31% of our total net accounts receivables, as of September 30, 2025 and December 31, 2024, respectively, of which our largest customer in the country accounted for 34% and 26% of our total net outstanding accounts receivables, respectively. Mexico continues to account for a large and increased percentage of our receivables despite dropping below 10% of total revenues for the three and nine months ended September 30, 2025 due to further payment delays from our largest customer in Mexico. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations; and delays or failures to pay or defaults, if any, could negatively impact the future results of the Company.

During the nine months ended September 30, 2025 we paid an immaterial amount of fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico. Pursuant to such arrangements, we received $93 million during the nine months ended September 30, 2025.

Except for the above, no other country accounted for more than 10% of our net accounts receivables balance.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-back. During the three and nine months ended September 30, 2025, we sold accounts receivable balances of $91 million and $234 million, and received cash proceeds of $90 million and $231 million, respectively, at the time of factoring. During the three and nine months ended September 30, 2024, we sold accounts receivable balances of $4 million and $55 million, and received cash proceeds of $4 million and $54 million, respectively, at the time of factoring.

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

On October 6, 2025, the 2033 Senior Notes were issued by Weatherford Bermuda and guaranteed by the Company and other subsidiary guarantors party thereto. The details of this transaction can be found in “Note 14 - Subsequent Events”.

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

On September 18, 2025, we amended the Credit Agreement to (i) allow for an increase in total commitment amount from $720 million to $1 billion comprised of $600 million to be used either for revolving loans or financial letters of credit and $400 million to be used for performance letters of credit, (ii) extend the maturity date to the earlier of September 18, 2030 or January 29, 2030 if more than $200 million of 2030 Senior Notes or Permitted Refinancing Indebtedness are outstanding on that date and (iii) include an accordion feature that will allow for further increases of commitments up to $1.15 billion.

As of September 30, 2025, under the Credit Agreement we had zero borrowings, $6 million in financial letters of credit and $255 million in performance letters of credit outstanding. Additionally as of September 30, 2025, we had $179 million letters of credit under various uncommitted bi-lateral facilities ($48 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

As of December 31, 2024, under the Credit Agreement we had zero borrowings, $12 million in financial letters of credit and $279 million in performance letters of credit outstanding. Additionally as of December 31, 2024, we had $91 million of letters of credit under various uncommitted bi-lateral facilities ($49 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

We utilize surety bonds as part of our customary business practice in certain regions, primarily Latin America. As of September 30, 2025 and December 31, 2024, we had surety bonds outstanding of $503 million and $520 million, respectively. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk has not changed materially since December 31, 2024. For additional information, see Note 7 – Borrowings and Other Debt Obligations”, “Note 12 – Credit Default Swap” and “Note 13 – Blue Chip Swap Securities - Argentina” in the Notes to Condensed Consolidated Financial Statements, as well as “Other Expense, Net” and “Liquidity and Capital Resources” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 8 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2024 Form 10-K, Part I, under the heading “Item 1A. Risk Factors” and other information included and incorporated by reference in this report. As of September 30, 2025, there have been no material changes in our assessment of our risk factors from the aforementioned.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Following is a summary of our repurchases of our ordinary shares during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
July 1 - 31	—	$0.00	—	$313,800,776
August 1 - 31	59,691	$57.34	59,691	$310,378,210
September 1 - 30	53,243	$64.28	53,243	$306,955,923
Total	112,934	$60.61	112,934

(1) On July 23, 2024, we announced a program under which we may repurchase our ordinary shares from time to time, up to $500 million through June 2027. Approximately $307 million remained authorized for repurchases as of September 30, 2025. From the inception of this program in July of 2024 through September 30, 2025, we have repurchased approximately 2.8 million ordinary shares for $193 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, the following executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. No trading arrangements were adopted or terminated by any of the Company’s non-employee directors.

Executive Officer	Title	Reporting Action	Adoption Date	Plan End Date(1)	Aggregate Shares Covered	Intended to Satisfy 10b5-1
Kristin Ruzicka	Chief Human Resources Officer	Plan Adoption	9/9/2025	10/30/2026	4,258	Yes
(1) The trading arrangement permits transactions through and including the earlier to occur of (i) the completion of all sales of shares subject to the arrangement, (ii) the date listed in the “Plan End Date” column, or (iii) the occurrence of such other termination event as specified in the arrangement.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
10.1
Tenth Amendment to Amended and Restated Credit Agreement, dated as of September 18, 2025, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.
		Exhibit 10.1 to Current Report on Form 8-K filed September 22, 2025.	File No. 1-36504
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	October 22, 2025	By:	/s/ Anuj Dhruv
Anuj Dhruv
Executive Vice President and Chief Financial Officer

Date:	October 22, 2025	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and Chief Accounting Officer