Form 10-K
period 2025-12-31
Weatherford International plc
filed 2026-02-04
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact name of registrant as specified in its charter)

Ireland			98-0606750
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2000 St. James Place,	Houston,	Texas	77056
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 713.836.4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.001 par value per share	WFRD	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $2.7 billion based upon the closing price on the Nasdaq Global Select Market as of such date. The registrant had 71,717,593 ordinary shares outstanding as of January 30, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and will be incorporated by reference from, Weatherford’s definitive proxy statement for the 2026 Annual General Meeting of Shareholders to be filed by Weatherford with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2025.

Weatherford International plc
Form 10-K for the Year Ended December 31, 2025

Weatherford International plc – 2025 Form 10-K | 1

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

We conduct business in approximately 75 countries, answering the challenges of the energy industry with approximately 305 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed and managed across the life cycle of the well, and we report in three segments (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention.

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

Our customers’ objectives are continually evolving and are currently focused on disciplined capital and operational expenditures, generating investor and shareholder returns, reducing emissions, participating in the energy transition, and enhancing safety. We have aligned our technology development, capital spending and operations around these objectives and expanded our role as a market leading provider of solutions that assist our customers in addressing their key operational challenges, not just in conventional reservoirs but also in mature fields, unconventionals, offshore, and in digitalization and automation.

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
•Financial Performance that drives value creation across economic cycles with sustainable profitability, cash flow generation and top-tier return on capital.

Our strategic focus is enabled by a comprehensive capital allocation framework that includes:
•Improved through-cycle resilience from a strong balance sheet;
•Judicious business investments in technology and infrastructure upgrades to drive portfolio differentiation and structural cost efficiencies leading to improved returns;
•Strategic and disciplined mergers and acquisitions that align with our portfolio strategy; and
•Shareholder returns program as introduced in 2024 with a $500 million share repurchase authorization over three years. Annual dividend program recently increased from $1.00 to $1.10 per share.

Weatherford International plc – 2025 Form 10-K | 2

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
Products and Services

Drilling and Evaluation (“DRE”) offers a suite of services including managed pressure drilling, drilling services, wireline and drilling fluids. DRE offerings range from early well planning to reservoir management through innovative tools and expert engineering to optimize reservoir access, formation evaluation and productivity.

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

Well Construction and Completions (“WCC”) offers products and services for well integrity assurance across the full life cycle of the well. The primary offerings are tubular running services, cementation products, completions, liner hangers and well services. WCC deploys conventional to advanced technologies, providing safe and efficient services in any environment during the well construction production phase.

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

Completions offer customers a comprehensive portfolio of completion tools, such as safety valves, production packers, downhole reservoir monitoring, flow control, isolation packers, multistage fracturing systems and sand-control
Weatherford International plc – 2025 Form 10-K | 3

Table of Contents    Item 1 | Business
technologies that not only allow our customers to produce optimally from their reservoirs but also monitor and control the reservoirs throughout their productive life.

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

Production and Intervention (“PRI”) includes technologies that deliver a complete production ecosystem ranging from boosting productivity to responsible well abandonment for our customers. The primary offerings are intervention services & drilling tools, artificial lift, digital solutions, sub-sea intervention and pressure pumping services in select markets. PRI utilizes a suite of reservoir stimulation designs, and engineering capabilities that isolate zones and unlock reserves in conventional and unconventional wells, deep water, and mature reservoirs.

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

Pressure Pumping Services offers advanced engineered fluid chemistry products and solutions and associated pumping services for safe and effective production enhancement. In select international markets, we provide pressure pumping and reservoir stimulation services, including acidizing, fracturing, cementing, and coiled-tubing intervention.

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

Weatherford International plc – 2025 Form 10-K | 4

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

Revenues in Russia were approximately 7% of our total revenue for the year ended December 31, 2025, and were approximately 5% of our total revenues for the year ended December 31, 2024 and 6% for the year ended December 31, 2023. As of December 31, 2025, our Russia operations included $107 million in cash, $152 million in other current assets, $91 million in property, plant and equipment, net and other non-current assets, and $80 million in liabilities. As of December 31, 2024, our Russia operations included $82 million in cash, $95 million in other current assets, $56 million in property, plant and equipment, net and other non-current assets, and $45 million in liabilities. Our total revenues in Russia, in addition to our assets and liabilities in country, are subject to volatility based on foreign currency movements and may fluctuate accordingly.

We continue to closely monitor and evaluate the developments in Russia as well as any changes in international laws and sanctions. We believe that operational complexity may continue to increase over time and therefore continually evaluate these potential impacts on our business. As such, we continue to actively evaluate various options, strategies and contingencies with respect to our business in Russia, including, but not limited to:

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

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations in the U.S. and globally relating to the energy industry in general and the environment in particular. Our 2025 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2026 to be material. We continuously monitor and strive to maintain compliance with changes in laws and regulations that impact our business.

Weatherford International plc – 2025 Form 10-K | 5

Table of Contents    Item 1 | Business
We have obligations and expect to incur capital, operating and maintenance, and remediation expenditures, as a result of compliance with environmental laws and regulations. Among those obligations, are the current requirements imposed by the Texas Commission on Environmental Quality (“TCEQ”) at a former facility in Midland, Texas where we are performing a TCEQ-approved Remedial Action Plan (“RAP”) to address contaminated ground water. The performance of the RAP and related expenses are scheduled to be performed over a twenty to thirty-year period and may cost as much as $11 million, recorded as an undiscounted obligation, with balances of $10 million and $11 million as of December 31, 2025 and 2024, respectively, on the Consolidated Balance Sheets.

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

We believe that ensuring we have the right talent in place is essential to delivering positive results for the business. We remain focused on developing our talent through training, competency, and mentoring, as well as attracting qualified individuals who will bring fresh perspectives and skill sets to the team. Through role-specific competency-based training and leadership development programs, we seek to expand our employees’ expertise and regularly reinforce important topics that align with our Core Values and strategic priorities.

Focus on Safety

Weatherford upholds a strong commitment to the health, safety, and overall well-being of our employees, customers, and the communities where we operate. We aim to foster an incident-free workplace, consistently honor our responsibilities, and ensure that the environments and communities we interact with are improved through our actions. Our company values are deeply rooted in safety, recognizing that effective safety practices contribute to operational efficiency.

This commitment is reflected across all aspects of our organization. Our integrated management system, the Operational Excellence and Performance System (“OEPS”), addresses quality, health, safety, security, and environmental standards, meeting requirements such as ISO 45001. OEPS equips our employees in the field with the tools and support they need to fulfill customer expectations while maintaining high standards in every area. We also offer educational programs on best safety practices, and empower our workforce through the Stop Work Authority program to take action whenever unsafe behaviors or conditions are identified, ensuring that safety and service quality remain central to our operations.

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

Weatherford International plc – 2025 Form 10-K | 6

Table of Contents    Item 1 | Business
Company Culture

We operate in a highly collaborative, global organization, and our workplaces must therefore support effective execution, employee engagement, and long-term business performance. Our approach emphasizes respect, collaboration, and the ability for employees at all levels to contribute effectively, leveraging a broad range of perspectives, experiences, and skills across the Company. These principles are embedded in our One Weatherford culture and inform how we attract, develop, and retain talent. We aim to provide learning, engagement, and philanthropic opportunities to help our people and communities flourish. In 2025, we continued these efforts throughout the organization, including conducting celebrations across the Company that foster collaboration and meaningful conversations and connections. We continued our focus on talent development programs, including NextGen, our field engineering graduate program, which accelerates the development of technical and leadership capabilities for future roles. We also continued localization programs to develop local talent in support of customer operations. In addition, we continued to expand participation in the Women of Weatherford (“WOW”), an employee resource group that seeks to engage, support, empower, and inspire women to foster professional growth and advancement across our regions and employee levels, while also promoting volunteerism and giving back to our local communities.

Community Impact and Volunteering

In addition to investing in our employees, we are committed to making a positive impact in the communities in which we live and work. Across our global operations, employees support community organizations through a range of activities, including volunteering time, donating goods, and providing financial contributions. These efforts focus on causes aligned with community needs, such as health and wellness, education, and support for vulnerable populations. Our community engagement initiatives are led locally and reflect the priorities of the regions in which we operate, reinforcing our commitment to responsible corporate citizenship and positive social impact.

Employee Statistics

As of December 31, 2025, Weatherford had approximately 16,700 employees globally. Some of our operations are subject to union contracts and these contracts cover approximately 9% of our employees.

Weatherford International plc – 2025 Form 10-K | 7

Table of Contents    Item 1 | Business
Executive Officers of Weatherford

The following table sets forth, as of February 4, 2026, the names and ages of the executive officers of Weatherford, including all offices and positions held by each for at least the past five years. There are no family relationships between the executive officers of the Company or between any director and any executive officer of the Company.

Name	Age	Current Position and Five-Year Business Experience
Girishchandra K. Saligram	54	President and Chief Executive Officer of Weatherford International plc since October 2020
Anuj Dhruv	44	Executive Vice President and Chief Financial Officer of Weatherford International plc, since April 2025
		Vice President of Finance and Strategy for the Global Olefins and Polyolefins segment at LyondellBasell from November 2022 to April 2025
		Vice President and Treasurer at LyondellBasell beginning in February 2020
Scott C. Weatherholt	48	Executive Vice President, General Counsel, and Chief Compliance Officer of Weatherford International plc, since July 2020
Richard D. Ward	57	Executive Vice President, Global Field Operations of Weatherford International plc, since January 2024
		Senior Vice President, Subsea Production Systems of Baker Hughes Co, from May 2021 to December 2022
		Senior Vice President, Strategic Planning & Solutions of Baker Hughes Co, from October 2019 to May 2021
Desmond J. Mills	53	Senior Vice President and Chief Accounting Officer of Weatherford International plc, since November 2021 (Interim Chief Financial Officer August 2022 to January 2023)
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

Weatherford International plc – 2025 Form 10-K | 8

Table of Contents    Item 1 | Business
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
•worldwide political, military, and economic conditions; and
•increased demand for alternative energy and electric vehicles, including government initiatives to promote the use of sustainable, renewable energy sources and public sentiment around alternatives to oil and natural gas.

Reductions in capital spending or reductions in the prices we receive for our products and services provided to our customers could have a material adverse effect on our business, financial condition and results of operations. Spending by exploration and production companies can also be impacted by conditions in the capital markets, which may be volatile at times. Limitations on the availability of capital or higher costs of capital may cause exploration and production companies to make additional reductions to their capital budgets even if oil and natural gas prices increase from current levels. In addition, the transition of the global energy sector from primarily a fossil fuel-based system to renewable energy sources could affect our customers' levels of expenditures on products and services related to fossil fuels. Any such reductions in spending could curtail drilling programs, as well as discretionary spending on well services, which may result in a reduction in the demand for certain of our products and services, the rates we can charge for and the utilization of our assets, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

Our fulfillment system relies on a global network of external suppliers and service providers, which may be impacted by macroeconomic conditions, and geopolitical conflict and instability. Shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could have a material adverse effect on our business, financial condition and results of operations.

We purchase a variety of raw materials, as well as parts and components made by other manufacturers and suppliers for use in our manufacturing facilities. Our global supply chain is also subject to macroeconomic conditions and political risks. Adverse macroeconomic conditions, including inflation, slower growth or recession and higher interest rates could create disruptions in our supply chain. Similarly, geopolitical risks, including instability resulting from civil unrest, political demonstrations, strikes and armed conflict or other crises in the oil and gas producing regions, and the resulting sanctions, could change the global supply chain dynamics and demand. A disruption in deliveries to or from suppliers, or decreased availability of materials at acceptable prices or at all, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Also, certain parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers. A disruption in the deliveries from such third‑party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment could adversely affect our ability to meet our commitments to customers and have a material adverse effect on our business, financial condition and results of operations.

Climate change, environmental, social and governance (“ESG”) and other sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for our products and services and adversely affect our business, financial condition, results of operations, stock price or access to capital markets.

Sustainability initiatives are a growing global movement. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional and local legislation, regulatory measures, reporting obligations and policy changes, including to reduce the reliance upon oil and natural gas. Also, there is increasing societal pressure in some of the areas where we operate, to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures, including the Paris Climate Accord, may require, or could result in future legislation, regulatory measures or policy changes that would require, significant equipment modifications, operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from our operations or those of our customers, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. As a result, demand for hydrocarbons may be reduced, which could have an adverse effect on our business, financial condition, and results of operations.
Weatherford International plc – 2025 Form 10-K | 9

Table of Contents    Item 1 | Business
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

Our long-term success depends on our ability to effectively participate in the energy transition, which will require adapting our technology portfolio to potentially changing market demand for products and services and to support the production of energy from sources other than hydrocarbons (e.g., geothermal, carbon capture, responsible abandonment, wind, solar and hydrogen). If the energy transition landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our products and services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors or financial institutions shift funding away from companies focused primarily or solely in fossil fuel-related industries, it could materially adversely affect our business, financial condition, results of operations and our access to capital or the market for our securities.

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
Weatherford International plc – 2025 Form 10-K | 10

Table of Contents    Item 1 | Business

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

There have been significant business consolidations within the oil and gas industry in recent years. Continuing consolidation within the industry may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services.

Business and Operational Risks

A significant portion of our revenue is derived from our operations outside the U.S., which exposes us to risks inherent in doing business in each of the approximately 75 countries in which we operate.
The U.S. accounted for 15%, 15% and 16% of revenues in 2025, 2024 and 2023, respectively. The rest of our revenues were from non-U.S. operations. Operations in countries other than the U.S. are subject to various risks, including:

•global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies and tariffs, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict, conflicts in the Middle East and instability in Latin America);
•failure to meet local standards and requirements from national oil companies;
•general global economic repercussions related to U.S. and global inflationary pressures and potential recessionary concerns;
•failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to those related to the Russia Ukraine Conflict, and environmental and tax and accounting laws, rules and regulations;
•changes in, and the administration of, treaties, laws, and regulations, including in response to issues related to the Russia Ukraine Conflict or conflicts in the Middle East or Latin America and the potential for such issues to exacerbate other risks we face;
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
Weatherford International plc – 2025 Form 10-K | 11

Table of Contents    Item 1 | Business

Changes in trade policy and uncertainties related to tariffs could adversely affect our business.

Tariffs imposed by the United States and retaliatory measures from other countries have and may continue to lead to higher prices for, or reduced availability of, raw materials and finished goods, making products less attractive to customers and potentially reducing demand. Further, these actions have and may continue to create uncertainty in financial markets, impact capital spending, and result in operational disruptions, inflation, and diminished profitability. The unpredictable nature of tariff changes and trade restrictions makes it difficult to anticipate and mitigate risks, which could materially affect our business operations, financial condition, and results of operations. While they created some degree of margin dilution, tariffs did not have a material impact on the Company during the year ended December 31, 2025.

A concentration of our accounts receivable was related to one customer and significant changes to the demand or health of the customer could adversely impact our consolidated results of operations, financial condition and statements of cashflows.

Approximately 24% of our December 31, 2025 accounts receivables were related to our largest customer in Mexico, which comprised 5% of our revenue during the twelve months ended December 31, 2025. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations; and delays or failures to pay or defaults, if any, could negatively impact the future results of the Company. Additionally, business slowdowns or other items impacting the financial health of the customer could potentially have an adverse impact on our results of operations.

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

Weatherford International plc – 2025 Form 10-K | 12

Table of Contents    Item 1 | Business
A pandemic could significantly weaken demand for our products and services and have a substantial negative impact on our business, financial condition, results of operations and cash flows.

Pandemics have caused and could again cause volatile regional and global economic conditions that exacerbate the potential negative impact from many of the other risks we face. We believe that a future pandemic may result in significant reduction in the demand for oil and gas, instability in the global work force, increased cybersecurity vulnerability from remote work and the heightening of geopolitical tensions. Our insurance policies may not cover losses associated with pandemics or similar global health threats.

Our business is dependent upon our ability to efficiently and effectively deliver for our customers. As such, we are subject to risks associated with cost over-runs, operating cost inflation, supply chain disruptions, inventory management, labor availability, supplier and contractor pricing and performance, and our need to continually improve and invest in our people, processes and systems. Our inability to efficiently and effectively mitigate these risks, or our inability to make timely investments could have an adverse effect on our business, financial condition and results of operations.

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

Our operational and financial growth, in part, is dependent upon our ability to meet our liquidity requirements and the adequacy of our capital resources.

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
Weatherford International plc – 2025 Form 10-K | 13

Table of Contents    Item 1 | Business
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

As of December 31, 2025, we had $30 million of short-term and $1.5 billion of long-term debt, all accruing interest. If business activity declines, or otherwise does not increase, our level of indebtedness could have negative consequences for our business, financial condition and results of operations, including:

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

Weatherford International plc – 2025 Form 10-K | 14

Table of Contents    Item 1 | Business
The terms of our indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.

The Credit Agreement and the indentures governing our 6.75% Senior Notes maturing October 2033 (the “2033 Senior Notes”) and 8.625% Senior Notes maturing April 30, 2030 (the “2030 Senior Notes”), contain certain restrictive or limiting covenants that may impose significant operating and financial restrictions on us and may limit our ability to engage in acts that we may believe to be in our long-term best interest, including the following:

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

Our future success depends on our ability to attract, retain and develop qualified personnel to operate and to provide services and support for our business. In addition, we operate in jurisdictions with localization requirements where we rely on the local availability of skilled workers. We may experience employee turnover or labor shortages if our business requirements and/or expectations are inconsistent with the expectations of our employees or if our employees or potential employees decide to pursue employment in fields with less volatility than in the energy industry. Additionally, during periods of increased demand for products and services in our industry, competition for qualified personnel may increase and the availability of qualified personnel may be further constrained. Failure to attract, retain and develop qualified personnel could have an adverse effect on our results of operations, financial condition and cash flows.

Failure to make timely investments in technology and to utilize artificial intelligence appropriately and safely could adversely affect our ability to successfully compete with other companies in our industry, and challenges with properly managing such technologies could result in reputational harm and legal liability that could adversely affect our business, financial condition or results of operations.

The business in which we operate is highly competitive and rapidly evolving. Our business may be adversely affected if we fail to make timely investments in new technology, such as artificial intelligence (“AI”), or if we fail to manage such technologies appropriately.

We are integrating AI tools into our systems and certain products, and many of our third-party service providers, as well as our competitors, are also developing and using such tools. AI may become increasingly important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may fail to properly implement such technology.

In addition, our, and our third-party service providers’, AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance, and transparency, among others, which could inhibit our or our service providers’ ability to maintain an adequate level of functionality or service. AI tools used by us or by our service providers could produce inaccurate or unexpected results or behaviors that could harm our business, customers, or reputation. Furthermore, the deployment of AI systems could expose us to increased cybersecurity threats, such as data breaches and unauthorized access leading to financial losses, legal liabilities, and reputational damage.

Weatherford International plc – 2025 Form 10-K | 15

Table of Contents    Item 1 | Business
Our competitors may incorporate AI in their business operations and products more rapidly or more successfully than we do. Additionally, the complex and rapidly evolving legal and regulatory landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities or subject us to legal liability as well as reputational harm and compliance may impose significant operational costs and may limit our ability to develop, deploy or use AI tools.
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

We may not realize anticipated operating advantages and cost savings. Future acquisitions may require us to structure new financing arrangements, assume additional liabilities and expenses, as well as incur subsequent write-downs of acquired assets. In addition, the integration of acquired businesses or assets involves a number of risks, including (i) the loss of key customers of the acquired business; (ii) demands on management related to the increase in our size; (iii) the diversion of management’s attention from the management of daily operations; (iv) difficulties in implementing or unanticipated costs of accounting, budgeting, reporting, internal controls, cybersecurity and other information technology systems; and (v) difficulties in the retention and assimilation of necessary employees. Difficulties in integration may be magnified if we make multiple acquisitions over a relatively short period of time.

Because of difficulties in combining and expanding operations, we may not be able to achieve the cost savings and other benefits that we hoped to achieve after these acquisitions, which could negatively impact our financial condition and results of operations.

Weatherford International plc – 2025 Form 10-K | 16

Table of Contents    Item 1 | Business
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

We are subject to various laws and regulations applicable to the energy industry related to pollution, protection of the environment and natural resources, public and worker health and safety, and treaties and international agreements related to climate change and the regulation of greenhouse gasses. These laws and regulations sometimes provide for strict liability for remediation costs, damages to natural resources, or threats to public health and safety. Strict liability can render us liable for damages without regard to our degree of care or fault. Some environmental laws also provide for joint and several strict liability for remediation of spills and releases of hazardous substances, and, as a result, we could be liable for the actions of others. Thus, an environmental claim could arise with respect to one or more of our current or former businesses, operations, products or services, or a business or property that one of our predecessors owned or used, and such claims could involve material expenditures. Generally, environmental laws have in recent years become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties and have required increased costs to comply with their requirements. The scope of regulation of our industry and our products and services may increase further, including possible increases in liabilities, financial assurance, or funding requirements imposed by governmental agencies. Additional regulations on deepwater drilling could be imposed, and those regulations could limit our business where they are imposed.

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
Weatherford International plc – 2025 Form 10-K | 17

Table of Contents    Item 1 | Business
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

In October 2021, the Organization of Economic Cooperation and Development (“OECD”), which represents a coalition of member countries, advanced reforms focused on global profit allocation and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as “Pillar Two.” The reform has been agreed upon by the majority of OECD members. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Global Minimum Tax. In December 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. Numerous countries, including Ireland, have enacted legislation implementing Pillar Two effective January 1, 2024. However, the OECD and countries are continuing to evaluate and adjust the Global Minimum Tax rules through administrative guidance, including legislative updates and adoption by additional countries, which could result in an increase in our effective tax rate.

Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries in which we operate with differing tax rates, non-income-based taxes, changes in tax laws, or changes in deferred tax assets and liabilities. We assess our deferred tax assets on a quarterly basis to determine whether a valuation allowance may be required. We have recorded a valuation allowance on approximately 88% of our deferred tax assets.

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

Weatherford International plc – 2025 Form 10-K | 18

Table of Contents    Item 1 | Business
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

General Risks

A failure of our information systems, including the implementation of our new enterprise resource planning system, or other issues with our systems could have a material adverse affect on our business, financial condition, results of operations and cash flows and could adversely impact the effectiveness of our internal control over financial reporting.

We rely extensively on our information systems to manage our business, data, communications, supply chain, ordering, pricing, billing, inventory replenishment, accounting functions, and other processes. Our information systems are subject to damage or interruption from various sources, including obsolescence, power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events, terrorism, and human error, and our disaster recovery planning cannot account for all eventualities. Our disaster recovery measures may or may not address all potential contingencies. If our infrastructure becomes damaged, fails to function properly, or otherwise becomes compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data or interruptions or delays in our ability to perform critical functions, which could adversely affect our business, operating results, or financial condition.

We have begun a multi-year process of implementing a cloud-based enterprise resource planning (“ERP”) system that will assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes.

ERP system implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes to business processes and internal control over financial reporting. The implementation of the ERP system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will continue to be beneficial to the extent anticipated. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system, particularly ones that impact our financial reporting and accounting systems or our ability to provide services, send invoices, track payments or fulfill contractual obligations, could adversely affect our business, financial condition, results of operations and cash flows. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be impacted, which could cause us to fail to meet our reporting obligations.

Furthermore, certain of our existing information infrastructure is aged and may require periodic modifications, upgrades, and replacements which may subject us to risks, including operating disruptions, substantial capital expenditures, or additional cost to implement. Any of the aforementioned interruptions, as well as the failure to properly or efficiently modify, upgrade, replace or implement our infrastructure on a timely basis could materially disrupt our operations, and have a material adverse effect on our financial results.

Weatherford International plc – 2025 Form 10-K | 19

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

Weatherford’s cybersecurity program has been developed by the CIO and the information security team with oversight from our Board of Directors and in coordination with key members of our finance, assurance and legal teams. The information security team is comprised of specialists with a mix of government and public-sector cybersecurity experience. Combined, they have years of experience selecting, deploying and operating cybersecurity technologies and initiatives globally, including our CIO, who has over 25 years of experience in engineering and information technology. Many of our professionals hold university degrees in cybersecurity, information technology, management of information systems and related fields, along with industry-recognized certifications such as CISSP, CASP+, CEH and other related certifications. The team leverages a risk-based approach in an effort to facilitate protection, detection and rapid response to threats. We seek to validate our approach through NIST Cyber Security Risk Assessments conducted by third parties and tested through penetration tests and tabletop exercises, as well as internal and external audits.

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
Weatherford International plc – 2025 Form 10-K | 20

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

Item 2. Properties.

We conduct business in approximately 75 countries and have manufacturing facilities, research and technology centers, fluids and processing centers and sales, service and distribution locations throughout the world. Our principal executive offices are in Houston, Texas, U.S. We own or lease numerous other facilities such as service centers, shops, sales and administrative offices throughout the geographic regions in which we operate. The major service centers where we support our segment operations are located in Dhahran, Saudi Arabia; Abu Dhabi, United Arab Emirates; Mina Abdulla, Kuwait; Nimr, Oman; Neuquen, Argentina; Al Khobar, Saudi Arabia; Odessa, Texas, U.S.; Doha, Qatar; Broussard, Louisiana, U.S.; and Villavicencio, Colombia. We operate research and technology centers in Houston, Texas, U.S.; Loughborough, United Kingdom; and Mumbai, India and have major manufacturing centers in JiangSu, China; Abu Dhabi, United Arab Emirates; Huntsville, Texas, U.S. and Vadodara, India.

All of our owned material real property located in the U.S. and Canada are mortgaged to the lenders under our Credit Agreement. Our remaining owned real property is unencumbered under the Credit Agreement; however, the lenders could require we mortgage certain owned real property located in the U.S., Canada and the United Kingdom if any such real property were to exceed the materiality threshold specified in the Credit Agreement. We believe the facilities that we currently occupy are suitable for their intended use.

Weatherford International plc – 2025 Form 10-K | 21

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
•See also “Item 1. Business” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13 – Disputes, Litigation and Legal Contingencies.”

It is possible that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases that would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material.

Item 4. Mine Safety Disclosures.

Not applicable.

Weatherford International plc – 2025 Form 10-K | 22

Table of Contents    Item 5 | Market for Registrants Ordinary Shares

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In June 2021, we became subject to the reporting requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Our ordinary shares began trading on the Nasdaq Global Select Market on June 2, 2021 under the ticker symbol “WFRD.” As of January 30, 2026, we had 66 shareholders of record. The actual number of shareholders is considerably greater than the number of shareholders of record and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Information related to dividend payments can be found in “Note 15 – Shareholders’ Equity”. Dividends are authorized and determined by our Board of Directors at its sole discretion and depend upon a number of factors, including our financial results, cash requirements, capital management plans, changes in applicable laws, contractual restrictions, such as financial or operating covenants, and future prospects, as well as such other factors deemed relevant by our Board of Directors. We can provide no assurance that we will pay dividends at current levels or at all. See “Note 19 – Subsequent Events” for details regarding our latest declared dividend.

The following graph shows a comparison of cumulative total shareholder return on our ordinary shares, the Dow Jones U.S. Index (“DJI”), the Dow Jones U.S. Oil Equipment and Services Index (“DJUSOI”), the Philadelphia Oil Service Index (“OSX”), the VanEck Oil Services ETF (“OIH”) and the Standard & Poor’s 500 Index (“S&P 500”) from June 2, 2021 (date we began trading on NASDAQ) through 2025. The graph assumes $100 was invested in each of the Company’s ordinary shares, in the aforementioned indices, as well as reinvestment of all dividends. Note that past stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$800
$600
$400
$200
$—
06/02/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Weatherford International plc
Dow Jones U.S. Oil Equipment and Services Index
Dow Jones U.S. Index
Philadelphia Oil Service Index
VanEck Oil Services ETF
Standard & Poor's 500 Index

Weatherford International plc – 2025 Form 10-K | 23

Table of Contents    Item 5 | Market for Registrants Ordinary Shares

	06/02/21	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Weatherford International plc	$100	$216	$398	$764	$562	$625
Dow Jones U.S. Oil Equipment and Services Index	$100	$100	$143	$153	$188	$193
Dow Jones U.S. Index	$100	$106	$99	$115	$132	$152
Philadelphia Oil Service Index	$100	$87	$140	$143	$126	$130
VanEck Oil Services ETF	$100	$88	$146	$150	$135	$144
Standard & Poor’s 500 Index	$100	$114	$94	$118	$148	$174

The following is a summary of our repurchases of our ordinary shares during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
October 1 - 31	2,429	$67.09	2,429	$306,792,954
November 1 - 30	42,049	$72.71	42,049	$303,735,547
December 1 - 31	48,074	$77.86	48,074	$299,992,570
Total	92,552	$75.24	92,552

(1) On July 23, 2024, we announced a program under which we may repurchase our ordinary shares from time to time, up to $500 million through June 2027. Approximately $300 million remained authorized for repurchases as of December 31, 2025. From the inception of this program through December 31, 2025, we have repurchased approximately 2.9 million ordinary shares for $200 million.

Weatherford International plc – 2025 Form 10-K | 24

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this item, “Weatherford”, “the Company,” “we,” “us” and “our” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis.

The following discussion should be read in conjunction with the earlier section “Item 1. Business” and our Consolidated Financial Statements and Notes thereto included later in “Item 8. Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements include certain risks and uncertainties. For information about these risks and uncertainties, refer to the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. Risk Factors.” The following section generally discusses our financial condition and results of operations for fiscal year ended December 31, 2025 compared to fiscal year ended December 31, 2024. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 6, 2025, for a discussion regarding our financial condition and results of operations for fiscal year ended December 31, 2024 as compared to fiscal year ended December 31, 2023.

Industry Trends

Demand for our industry’s products and services is driven by many factors, including commodity prices, the number of oil and gas rigs and wells drilled, depth and drilling conditions of wells, number of well completions, age of existing wells, reservoir depletion, regulatory environment, and the level of workover activity worldwide.

Lower oil and natural gas prices and lower rig count generally correlate to lower exploration and production spending, and higher oil and natural gas prices and higher rig count generally correlate to higher exploration and production spending. Therefore, our financial results are significantly affected by oil and natural gas prices as well as rig counts. As shown in the following tables, as of December 31, 2025 oil prices and rig counts were notably lower than at December 31, 2024. The drop in oil prices and rig counts since December 31, 2024 has coincided with reduced activity levels across our industry. Henry Hub natural gas prices increased as of December 31, 2025 compared to December 31, 2024, driven by both U.S. domestic gas demand and investment decisions on adding new export liquified natural gas capacity. Gas production additions, largely driven by positive liquified natural gas sentiment ahead of actual capacity additions, were sourced from a backlog of drilled but uncompleted wells and deferred start-ups.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”) and Brent North Sea (“Brent”) crude oil and Henry Hub (“HH”) natural gas.

	Year Ended December 31,
	2025	2024
Oil price - WTI (1)	$65.46	$76.55
Oil price - Brent (1)	$69.10	$80.53
Natural Gas price - HH (2)	$3.53	$2.19
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu
Weatherford International plc – 2025 Form 10-K | 25

Table of Contents    Item 7 | MD&A

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Year Ended December 31,
	2025	2024
North America	738	786
International (1)	1,080	1,162
Worldwide	1,818	1,948
(1) Prior period international rig count figures were retroactively adjusted by Baker Hughes in the third quarter of 2025.

In addition, there may be future impacts and effects on our industry in areas relating to global trade policy and tariffs, global conflicts and resulting sanctions, environmental regulation and others. As tariffs and trade policies continue to develop, the Company actively monitors for changes and adjusts operations to mitigate impacts. While they created some degree of margin dilution, tariffs did not have a material impact on the Company during the year ended December 31, 2025.

Consolidated Statements of Operations - Operating Income Summary

Revenues totaled $4,918 million in 2025, a decrease of $595 million, or 11% compared to 2024. Year-over-year in 2025, product revenues decreased 9% and service revenues decreased 12%. DRE, PRI and WCC were responsible for 52%, 19% and 17% of the decrease in revenues, respectively, with the remaining decrease from lower activity in integrated services and projects. Geographically, each region saw a decrease in revenue, with Latin America responsible for 83% of the decline, North America 11%, Europe/Sub-Sahara Africa/Russia 5% and Middle East/North Africa/Asia 1%. Year-over-year revenue decreases were primarily caused by a softening of the overall market which drove a decline in activity across segments and geographies.

Operating income of $756 million in the twelve months ended December 31, 2025, decreased 19% compared to $938 million in the twelve months ended December 31, 2024, primarily due to the decline in revenue, with a partial offset from lower cost of products and services, lower selling general, administrative and research and development costs and a gain on the sale of our pressure pumping business in Argentina. Cost of products and services of $3.38 billion decreased $221 million, or 6%, in 2025 compared to 2024, primarily due to the decline in product sales and a reduction in headcount leading to lower personnel costs. Our cost of products and services as a percentage of revenues was 69% in 2025 compared to 65% in 2024. The higher cost ratio was primarily due to fixed costs decreasing at a slower rate than revenues.

Selling, general, administrative and research and development costs of $772 million decreased $142 million primarily due to a decline in amortization expense and a reduction in headcount leading to lower personnel costs. These costs as a percentage of revenues were 16% in 2025, an improvement compared to 17% in 2024.

Gain on sale of business was $70 million in 2025 due to the sale of our pressure pumping business in Argentina during the second quarter of 2025. No sale of business occurred in 2024.

Restructuring charges were $58 million in 2025 and $42 million in 2024. The increase was driven by reductions to facility footprint and headcount as part of optimization and efficiency initiatives implemented in light of softening market conditions. See “Note 4 – Restructuring Charges” for additional information.

Other charges, net were $18 million in 2025 and $14 million in 2024. Other charges, net primarily included fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico and other miscellaneous items. Other charges, net increased primarily due to acquisition and divestiture related expenditures offset by lower fees related to collections of certain receivables from our largest customer in Mexico in 2025.

Weatherford International plc – 2025 Form 10-K | 26

Table of Contents    Item 7 | MD&A
Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest expense, net was primarily the result of the interest on our outstanding long-term debt (see “Note 9 – Borrowings and Other Debt Obligations” to our Consolidated Financial Statements for additional details) offset by interest income. Interest expense, net, of $91 million in 2025, decreased $11 million, or 11%, compared to 2024 primarily from lower interest expense due to a reduction in our outstanding long-term debt. This was partly offset by a decline in interest income due to a reduction in our cash holdings in Argentina upon the execution of multiple Blue Chip Swaps (defined below). See “Note 18 – Blue Chip Swap Securities - Argentina” to our Consolidated Financial Statements for additional details.

Extinguishment of Debt and Bond Redemption Premium

The loss on extinguishment of debt was for charges on unamortized debt issuance costs and bond redemption premiums, both upon the early redemption of debt. During 2025, we issued $1.2 billion in aggregate principal on our 2033 Senior Notes and we repaid $1.36 billion in principal of our 2030 Senior Notes. As such, we recognized a $39 million loss, comprised of an $8 million loss on extinguishment of debt and $31 million bond redemption premium. During 2024, we repaid in full our 6.5% Senior Secured Notes due 2028 (“2028 Senior Secured Notes”) and $4 million in principal of our 2030 Senior Notes, resulting in a bond redemption premium of $9 million. During 2023, we repaid the remaining $125 million in principal on our Exit Notes and made $243 million in repayments and repurchases of our 2028 Senior Secured Notes, and incurred a $5 million bond redemption premium.

Loss on Blue Chip Swap Securities

An indirect foreign exchange mechanism known as the Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from operations in Argentina. During each of the years ended December 31, 2025 and 2024, we entered into a series of BCS securities transactions that resulted in a “Loss on Blue Chip Swap Securities” of $2 million and $10 million, respectively. See “Note 18 – Blue Chip Swap Securities - Argentina” to our Consolidated Financial Statements for additional details.

Other Expense, Net

Other expense, net, was primarily comprised of foreign exchange losses, letter of credit fees and other financing charges. Other expense, net, of $70 million was $8 million lower in 2025 as compared to 2024, which was primarily attributable to lower foreign currency losses. Foreign currency losses totaled $45 million and $56 million in 2025 and 2024, respectively, with decrease in 2025 primarily due to lower foreign currency losses in the Mexican Peso.

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

The income tax provision and respective effective tax rate was $97 million and 18% and $189 million and 26% for 2025 and 2024, respectively.

Weatherford International plc – 2025 Form 10-K | 27

Table of Contents    Item 7 | MD&A
Our income tax provisions in 2025 and 2024 are primarily driven by income in certain jurisdictions, deemed profit countries and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. Impairments and other charges recognized did not result in significant tax benefit as a result of being attributed to a non-income tax jurisdiction or our inability to forecast realization of the tax benefit of such losses.

For the year ended December 31, 2025, income tax expense was lower than 2024, primarily driven by the release of $70 million in benefits from previously uncertain tax positions due audit settlements and lapses in the statute of limitations, partially offset by a decrease in the amount of valuation allowance releases as compared to 2024.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our consolidated financial statements.

Weatherford International plc – 2025 Form 10-K | 28

Table of Contents    Item 7 | MD&A
Results of Operations by Segment

	Year Ended December 31, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,371	$1,875	$1,340	$332	$4,918

Direct Costs(a)	(876)	(1,127)	(913)
Other Expense(b)	(186)	(233)	(170)
DRE Segment Adjusted EBITDA	309				309
WCC Segment Adjusted EBITDA		515			515
PRI Segment Adjusted EBITDA			257		257
All Other					42
Corporate					(56)
Depreciation and Amortization					(267)
Share-based Compensation Expense (c)					(38)
Gain on Sale of Business					70
Restructuring Charges					(58)
Other Charges, Net					(18)
Operating Income					$756
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.
(c)See “Note 14 – Share-Based Compensation” for additional information.

	Year Ended December 31, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,682	$1,976	$1,452	$403	$5,513

Direct Costs(a)	(1,007)	(1,174)	(955)
Other Expense(b)	(208)	(238)	(178)
DRE Segment Adjusted EBITDA	467				467
WCC Segment Adjusted EBITDA		564			564
PRI Segment Adjusted EBITDA			319		319
All Other					84
Corporate					(52)
Depreciation and Amortization					(343)
Share-based Compensation Expense (c)					(45)
Restructuring Charges					(42)
Other Charges, Net					(14)
Operating Income					$938
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.
(c)See “Note 14 – Share-Based Compensation” for additional information.

Weatherford International plc – 2025 Form 10-K | 29

Table of Contents    Item 7 | MD&A

	Year Ended December 31, 2023
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,536	$1,800	$1,472	$327	$5,135

Direct Costs(a)	(920)	(1,091)	(953)
Other Expense(b)	(194)	(254)	(196)
DRE Segment Adjusted EBITDA	422				422
WCC Segment Adjusted EBITDA		455			455
PRI Segment Adjusted EBITDA			323		323
All Other					38
Corporate					(52)
Depreciation and Amortization					(327)
Share-based Compensation Expense (c)					(35)
Gain on Sale of Business					2
Restructuring Charges					(16)
Other Credits, Net					10
Operating Income					$820
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.
(c)See “Note 14 – Share-Based Compensation” for additional information.

Weatherford International plc – 2025 Form 10-K | 30

Table of Contents    Item 7 | MD&A
DRE Results

2025 vs 2024

	Twelve Months Ended		Variance
($ in Millions)	Dec 31, 2025	Dec 31, 2024	$	% or bps
Revenue	$1,371	$1,682	$(311)	(18)%
Direct Costs	(876)	(1,007)	131	13%
Other Expense	(186)	(208)	22	11%
Segment Adjusted EBITDA	$309	$467	$(158)	(34)%
Segment Adj EBITDA Margin	22.5%	27.8%	n/m	(523)	bps

DRE revenues of $1.4 billion in 2025 decreased by $311 million or 18% compared to 2024 with approximately 50% of the decrease from lower activity in drilling-related services and approximately 25% of the decrease attributable to a decline in activity for managed pressure drilling. Geographically, approximately 85% of the revenue decrease was from the Latin America region primarily due to a decline in activity in Mexico.

DRE segment adjusted EBITDA of $309 million in 2025 decreased by $158 million or 34% compared to 2024. DRE segment adjusted EBITDA margin was 22.5% in 2025 compared to 27.8% in 2024. The year-over-year decrease in segment adjusted EBITDA was primarily due to a decline in activity in Latin America. Both direct costs and other expense generally decreased in line with the decrease in activity. However, the rate of decrease in direct costs and other expense was lower than the rate of decrease in revenue, contributing to the decrease in margin.
WCC Results

2025 vs 2024

	Twelve Months Ended		Variance
($ in Millions)	Dec 31, 2025	Dec 31, 2024	$	% or bps
Revenue	$1,875	$1,976	$(101)	(5)%
Direct Costs	(1,127)	(1,174)	47	4%
Other Expense	(233)	(238)	5	2%
Segment Adjusted EBITDA	$515	$564	$(49)	(9)%
Segment Adj EBITDA Margin	27.5%	28.5%	n/m	(108)	bps

WCC revenues of $1.9 billion in 2025 decreased by $101 million or 5% compared to 2024 with approximately 70% of the decrease from lower activity in cementation products and approximately 30% of the decrease attributable to a decline in activity for completions. Geographically, approximately 65% of the decrease was from Latin America due to a decline in activity in Mexico and approximately 30% of the decrease was from the Europe/Sub-Sahara Africa/Russia region. The remainder of the decrease was driven by North America, but mostly offset by a revenue increase of $18 million in the Middle East/North Africa/Asia region.

WCC segment adjusted EBITDA of $515 million in 2025 decreased by $49 million or 9% compared to 2024. WCC segment adjusted EBITDA margin was 27.5% in 2025 compared to 28.5% in 2024. The year-over-year decrease in segment adjusted EBITDA was primarily due to a decline in activity in cementation products across geographies and a decline in completions in the Latin America and Europe/Sub-Sahara Africa/Russia regions. The declines were partly offset by liner hanger activity in the Middle East/North Africa/Asia region. Both direct costs and other expense generally decreased in line with the decrease in activity. However, the rate of decrease in direct costs and other expense was lower than the rate of decrease in revenue, contributing to the decrease in margin.

Weatherford International plc – 2025 Form 10-K | 31

Table of Contents    Item 7 | MD&A
PRI Results

2025 vs 2024

	Twelve Months Ended		Variance
($ in Millions)	Dec 31, 2025	Dec 31, 2024	$	% or bps
Revenue	$1,340	$1,452	$(112)	(8)%
Direct Costs	(913)	(955)	42	4%
Other Expense	(170)	(178)	8	4%
Segment Adjusted EBITDA	$257	$319	$(62)	(19)%
Segment Adj EBITDA Margin	19.2%	22.0%	n/m	(279)	bps

PRI revenues of $1.3 billion in 2025 decreased by $112 million or 8% compared to 2024 with approximately 65% of the decrease from lower activity in intervention services and drilling tools and approximately 45% of the decrease attributable to a decline in activity for pressure pumping. The sale of our pressure pumping business in Argentina in the second quarter was the primary contributor to the decline in pressure pumping activity. The decrease in revenue was partly offset by a revenue increase of $15 million from sub-sea intervention activity. Geographically, approximately 80% of the revenue decrease was from the Latin America region.

PRI segment adjusted EBITDA of $257 million in 2025 decreased by $62 million or 19% compared to 2024. PRI segment adjusted EBITDA margin was 19.2% in 2025 compared to 22.0% in 2024. The year-over-year decrease in segment adjusted EBITDA was primarily due to a decline in activity in intervention services and drilling tools across all geographies and a decline in pressure pumping, primarily in the Latin America region. Both direct costs and other expense generally decreased in line with the decrease in activity. However, the rate of decrease in direct costs and other expense was lower than the rate of decrease in revenue, contributing to the decrease in margin.

All Other Results

All other includes results from non-core business activities that do not individually meet the criteria for segment reporting, including integrated services and projects, which includes pass through services and project management services. All other revenues of $332 million, decreased $71 million or 18%, in 2025 compared to 2024 due to a decline in international activity for integrated services and projects.

Corporate

Corporate was a net expense of $56 million in 2025, which was slightly up compared to the net expense of $52 million in 2024.

Depreciation and Amortization

Depreciation and amortization expense in 2025 was $267 million, a decrease of $76 million compared to 2024 primarily due to certain intangible assets reaching full amortization in the fourth quarter of 2024. See “Note 2 – Segment Information”, “Note 6 – Property, Plant and Equipment, Net” and “Note 7 – Intangible Assets, Net” for additional information.

Share-based Compensation

We record share-based compensation expense in “Selling, General and Administrative” on the accompanying Consolidated Statements of Operations. We recognized $38 million in 2025 and $45 million in 2024. The year-over-year decrease was primarily due to the vesting of previously granted equity awards, resulting in a lower number of unvested awards subject to expense recognition. See “Note 14 – Share-Based Compensation” for additional information.

Weatherford International plc – 2025 Form 10-K | 32

Table of Contents    Item 7 | MD&A
Outlook

Growth and spending in the energy services industry is highly dependent on many external factors. These include but are not limited to; the impact from geopolitical conflicts; our customers’ capital expenditures; environmental, social and governance and other sustainability policies and initiatives; world economic, political, trade, and weather conditions; the price of oil, natural gas, and alternatives; member-country quota compliance within the Organization of Petroleum Exporting Countries and the expanded alliance (OPEC+); non-OPEC+ investments and project timing. Imbalance across geographies driven by geopolitical conflicts, investment variances and demand growth alignment with supply stability are driving a greater focus on energy markets balance. In the short term, we see continued focus on capital discipline and efficiencies across all geographies, which we expect to result in muted activity for our services and products, particularly in the first half of 2026, as our customers regulate activity timing and services spending, relative to macro-driven factors listed above. We expect activity to improve in the second half of 2026, resulting in a full year that is slightly lower to in line with 2025.

We remain constructive on our activity profile over the next several years, as we expect positive macroeconomic conditions coupled with our focus on technology adoption and market penetration, to provide a pathway to multi-year energy demand expansion. The mix of customer spending related to regional and operating environment factors (short-cycle vs. long-cycle projects, offshore vs onshore, reservoir and well development cycles) may also influence the timing, type, and intensity of demand for products and services within our portfolio. We continue to closely monitor macroeconomic conditions, potential supply chain disruptions, inflationary factors, and other labor and logistical constraints that could impact our operations and results. Unpredictable developments—such as the potential opening of Venezuela to foreign oil companies—may increase activity levels in the mid to long term.

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

Weatherford International plc – 2025 Form 10-K | 33

Table of Contents    Item 7 | MD&A
Liquidity and Capital Resources

At December 31, 2025, we had cash and cash equivalents of $987 million and $55 million in restricted cash, compared to $916 million of cash and cash equivalents and $59 million of restricted cash at December 31, 2024. The following table summarizes cash provided by (used in) each type of business activity in the periods presented:

	Year Ended December 31,
(Dollars in millions)	2025	2024
Net Cash Provided by Operating Activities	$676	$792
Net Cash Used in Investing Activities	(145)	(293)
Net Cash Used in Financing Activities	(474)	(511)

Operating Activities

Cash provided by operating activities was $676 million in 2025 and $792 million in 2024. The primary operating source of cash in each year was collections related to our sales of products and services, partly offset by operating spend. The year-over-year decrease was primarily due to a decrease in collections as a result of decreased revenue, partially offset by lower employee costs and an increase in cash proceeds from factoring arrangements (see “Liquidity and Capital Resources - Accounts Receivable Factoring” below).

Investing Activities

Cash used in investing activities in 2025 was $145 million. The primary uses of cash in investing activities were for capital expenditures of $226 million and the purchase of Blue Chip Swap securities in Argentina for $117 million (see “Note 18 – Blue Chip Swap Securities - Argentina”). The uses of cash were partially offset by Blue Chip Swap proceeds of $115 million and $97 million of proceeds received from the sale of our pressure pumping business in Argentina (see “Note 2 – Segment Information”).

Cash used in investing activities in 2024 was $293 million. The uses of cash in investing activities were for capital expenditures of $299 million, business acquisitions net of cash acquired of $51 million and the purchase of Blue Chip Swap securities in Argentina for $50 million (see “Note 18 – Blue Chip Swap Securities - Argentina”). The uses of cash were offset by proceeds from sale of investments of $41 million from our marketable securities in Argentina, Blue Chip Swap proceeds of $40 million and $31 million in proceeds from the disposition of assets.

Financing Activities

Cash used in financing activities in 2025 was $474 million. The primary uses of cash in financing activities were for repayments and repurchases of long-term debt of $1.4 billion (see “Note 9 – Borrowings and Other Debt Obligations”), $101 million for share repurchases (see “Note 15 – Shareholders’ Equity”), $72 million for dividend payments (see “Note 15 – Shareholders’ Equity”), bond redemption premium of $31 million resulting from early redemptions, distributions to noncontrolling interests of $29 million, $21 million in tax remittances on equity awards and $18 million in debt issuance costs. The uses of cash were offset by $1.2 billion in proceeds from the issuance of our 2033 Senior Notes.

Cash used in financing activities in 2024 was $511 million. The primary uses of cash in financing activities were for repayments and repurchases of long-term debt of $287 million (see “Note 9 – Borrowings and Other Debt Obligations”), $99 million for share repurchases (see “Note 15 – Shareholders’ Equity”), $36 million for dividend payments (see “Note 15 – Shareholders’ Equity”) and distributions to noncontrolling interests of $39 million. In addition, we paid $31 million in tax remittances on equity awards. The remaining financing cash uses were primarily for bond redemption premiums and contingent considerations.

Weatherford International plc – 2025 Form 10-K | 34

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

Cash Requirements
Our cash requirements will continue to include payments for principal and interest on our long-term debt, capital expenditures, payments on our finance and operating leases, payments for short-term working capital needs, operating costs, shareholder returns and restructuring payments. We expect to utilize cash in our capital allocation framework, which includes investments in technology and infrastructure upgrades, and in strategic mergers and acquisitions. Our cash requirements also include personnel costs including awards under our employee incentive programs and other amounts to settle litigation related matters. In addition, we have derivative financial instruments where we have notional amounts that do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument, however, in the event of a related default, we could potentially be required to pay. See further discussion below under “Derivative Financial Instruments” and in “Note 11 – Derivative Financial Instruments.”

As of December 31, 2025, we had outstanding debt of $236 million in aggregate principal amount for our 2030 Senior Notes and $1.2 billion in aggregate principal amount for our 2033 Senior Notes. We expect $103 million in interest payments annually in 2026 and $101 million each year thereafter until the maturity of our 2030 and 2033 Senior Notes. See “Note 9 – Borrowings and Other Debt Obligations” for additional information.

Our capital spend is expected to be 3-5% of revenue over a 12 to 18 months rolling period and our 2026 capital spend is projected to fall within the same framework. Our payments on our operating and finance leases in 2026 are expected to be approximately $91 million, and $232 million in the years thereafter. See “Note 8 – Leases” for additional information.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At December 31, 2025 we had approximately $31 million of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. Repatriation of those cash balances might result in incremental taxes or losses similar to the Argentine Blue Chip Swap “BCS” transactions executed (see “Note 18 – Blue Chip Swap Securities - Argentina”), which may contribute to a decrease in cash and cash equivalents. As we continue to conduct business in countries with cash that cannot be immediately repatriated, we may consider infrequent transactions like the BCS transaction in the future to safeguard our cash from exposure to the effects of inflation and currency devaluation.

Ratings Services’ Credit Ratings

Our credit ratings at December 31, 2025 were upgraded since December 31, 2024 as follows:
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

Weatherford International plc – 2025 Form 10-K | 35

Table of Contents    Item 7 | MD&A
As of December 31, 2025, and December 31, 2024, Mexico accounted for 27% and 31% of our total net accounts receivables, respectively, of which our largest customer in the country accounted for 24% and 26% of our total net outstanding accounts receivables, respectively. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations; and delays or failures to pay or defaults, if any, could negatively impact the future results of the Company.

During the twelve months ended December 31, 2025 and December 31, 2024 we paid an immaterial amount of fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico. Pursuant to such arrangements, we received $93 million during the twelve months ended December 31, 2025 and $484 million during the twelve months ended December 31, 2024.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-back. During 2025 and 2024, we sold accounts receivable balances of $250 million and $111 million, respectively, and received cash proceeds of $247 million and $110 million, respectively, at the time of factoring. These proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.

Derivative Financial Instruments

We enter into foreign currency forward contracts to mitigate the risk of fluctuating exchange rates on future cash flows denominated in a foreign currency. The amounts will fluctuate, depending on exchange rate volatility, the volume of our foreign currency transactions, and our decisions to hedge. During the fourth quarters of 2024 and 2023, we entered into credit default swaps (“CDS”), further described below. The notional amounts of our foreign currency forward contracts and the CDS do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument. See also “Note 11 – Derivative Financial Instruments” for additional information.

Credit Default Swap

During the fourth quarter of 2024, we entered into a CDS with a third-party financial institution terminating in September of 2026 related to a secured loan between that third-party financial institution and our largest customer in Mexico. The secured loan was utilized by this customer to pay certain of our outstanding receivables and accordingly, in the fourth quarter of 2024, we received $25 million. The fair value of the derivative was not material as of December 31, 2025 and December 31, 2024. Under the CDS terms, within five business days upon notification of default, we could be required to pay the then outstanding notional balance net of recoveries. As of December 31, 2025, we had a notional balance of $14 million outstanding under the CDS and as of December 31, 2024 we had a notional balance of $25 million outstanding. Management expects the total notional balance under the CDS to be nil by December 31, 2026.

A CDS was entered into during the fourth quarter of 2023 with the same parties for similar reasons as in the fourth quarter of 2024, and accordingly, in the first quarter of 2024, we received $142 million. The agreement was terminated in the third quarter of 2024, extinguishing the remaining notional balance.

Guarantees

Our 2030 Senior Notes were issued by Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and guaranteed by the Company and other subsidiary guarantors party thereto. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”) as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware.

Our 2033 Senior Notes were issued by Weatherford Bermuda and guaranteed by the Company and other subsidiary guarantors party thereto. On October 24, 2025, the indenture related to our 2033 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware. See “Note 9 – Borrowings and Other Debt Obligations” for additional information.
Weatherford International plc – 2025 Form 10-K | 36

Table of Contents    Item 7 | MD&A

Credit Agreement, Letters of Credit and Surety Bonds

Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At December 31, 2025, the Credit Agreement allowed for a total commitment amount of $1 billion, maturing on the earlier of (a) September 18, 2030 and (b) to the extent that more than $200 million of 2030 Senior Notes or Permitted Refinancing Indebtedness in respect thereof is outstanding on such date, the date that is 91 days prior to the stated maturity date of the Senior Notes or any Permitted Refinancing Indebtedness in respect thereof. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

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

As of December 31, 2025, under the Credit Agreement we had zero borrowings, $7 million in financial letters of credit and $245 million in performance letters of credit outstanding. Additionally as of December 31, 2025, we had $207 million letters of credit under various uncommitted bi-lateral facilities ($47 million of which was cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

As of December 31, 2024, under the Credit Agreement we had zero borrowings, $12 million in financial letters of credit and $279 million in performance letters of credit outstanding. Additionally as of December 31, 2024, we had $91 million of letters of credit under various uncommitted bi-lateral facilities ($49 million of which was cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

We utilize surety bonds as part of our customary business practice in certain regions, primarily Latin America. As of December 31, 2025, we had $629 million of surety bonds outstanding. A breach of certain contractual or performance obligations under our outstanding letters of credit or surety bonds could result in beneficiaries calling such instruments, which could reduce our available liquidity if we are unable to mitigate the issue.

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

Weatherford International plc – 2025 Form 10-K | 37

Table of Contents    Critical Accounting Policies and Estimates
Long-Lived Assets

Long-lived assets, which include property, plant and equipment (“PP&E”), definite-lived intangibles and operating lease assets, comprise a significant amount of our assets. The carrying value of our long-lived assets at December 31, 2025 and December 31, 2024 was approximately $1.5 billion. The cost of the long-lived assets is then amortized over their expected useful life or their respective lease terms, if applicable. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived assets over their respective lease terms, if applicable, or as follows:

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

Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances, known as triggering events, indicate that we may not be able to recover the carrying amount of the asset group. Triggering events include, but are not limited to, reduced or expected sustained decreases in cash flows generated by an asset group, negative changes in industry conditions (such as global rig count, commodity prices, and the global economy), a significant change in the long-lived assets’ use or physical condition, the introduction of competing technologies, and legal and regulatory challenges. The Company groups individual assets at the lowest level of identifiable cash flows and, if impairment triggers are present, performs an undiscounted cash flow analysis to identify asset groups that may not be recoverable. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset group, the asset group is not recoverable, and impairment is recognized to the extent the carrying amount exceeds the estimated fair value of the asset group. A fair value assessment is performed on asset groups identified as not being recoverable using a discounted cash flow analysis or Level 3 fair value analysis, to determine if an impairment has occurred. The discounted cash flow analysis consists of estimating the future cash flows that are directly associated with, and are expected to arise from, the use and eventual disposition of the asset group over its remaining useful life. These estimated discounted cash flows are inherently subjective and include significant assumptions, specifically the forecasted revenue, forecasted operating margins, and the discount rate assumptions and require estimates based upon historical experience and future expectations. The fair value of the asset group is measured using market prices, or in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset group.

We group long-lived assets by product line. We have long-lived assets, such as facilities, utilized by multiple operating divisions that do not have identifiable cash flows and impairment testing for these long-lived assets is based on the consolidated entity. We did not recognize long-lived assets impairments during 2025, 2024 and 2023.

Management cannot predict the occurrence of future impairment-triggering events, so we continue to assess whether indicators of impairment to long-lived assets exist due to the current business conditions in the energy services industry.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See “Note 17 – Income Taxes” for detailed discussion of results.

Weatherford International plc – 2025 Form 10-K | 38

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

Effective January 1, 2024, Ireland enacted tax legislation that models the Organization of Economic Cooperation and Development (“OECD”) reform plans focused on global profit allocation and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as “Pillar Two.” This did not materially increase taxes in 2025 and 2024 and is not expected to materially increase future taxes.

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

When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to our income tax provision in the period in which the determination is made. The Company concluded it was not able to realize the benefits of certain of its deferred tax assets and has established a valuation allowance. Our valuation allowance on our deferred tax assets was $1.1 billion as of December 31, 2025 and December 31, 2024.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, or if earlier, as of the date they were made, and we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under “Part I – Item 1A. Risk Factors”, sets
Weatherford International plc – 2025 Form 10-K | 39

Table of Contents    Forward-Looking Statements
forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

•global political, economic and market conditions, political disturbances, war or other global conflicts, terrorist attacks, changes in global trade policies, tariffs and sanctions, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict, conflicts in the Middle East and instability in Latin America);
•general global economic repercussions related to U.S. and global inflationary pressures and potential recessionary concerns;
•failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to those related to the Russia Ukraine Conflict, and environmental and tax and accounting laws, rules and regulations;
•changes in, and the administration of, treaties, laws, and regulations, including in response to issues related to the Russia Ukraine Conflict and conflicts in the Middle East or Latin America, such as nationalization of assets, and the potential for such issues to exacerbate other risks and uncertainties listed or referenced;
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
•our ability to effectively and timely adapt our technology portfolio, products and services to remain competitive, and to address and participate in changes to the market demands, including for the transition to alternate sources of energy such as geothermal, carbon capture and responsible abandonment, and including our digitalization efforts and our incorporation of artificial intelligence tools;
•our ability to realize cost savings and business enhancements from our revenue and cost improvement efforts;
•our ability to effectively execute our capital allocation framework;
•our ability to attract, motivate and retain employees, including key personnel;
•our ability to access the capital markets on terms that are commercially acceptable to the Company;
•our ability to manage our workforce, supply chain challenges and disruptions, business processes, information technology systems and technological innovation and commercialization, including the impact of our enterprise resource planning system implementation, organization restructure, business enhancements, improvement efforts and the cost and support reduction plans;
•our ability to return capital to shareholders, including those related to the timing and amounts (including any plans or commitments in respect thereof) of any dividends and share repurchases;
•our ability to service our debt obligations;
•potential non-cash asset impairment charges for long-lived assets, intangible assets or other assets;
•adverse weather conditions in certain regions of our operations; and
•public health issues such as pandemics.

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

Weatherford International plc – 2025 Form 10-K | 40

Table of Contents    Forward-Looking Statements
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Information related to market risk is included earlier in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – “Other Expense, Net”, “Cash Requirements” and “Derivative Financial Instruments” and later, in the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data, in “Note 1 – Summary of Significant Accounting Policies”, “Note 10 – Fair Value of Financial Instruments, Assets and Other Assets” and “Note 11 – Derivative Financial Instruments.”

Weatherford International plc – 2025 Form 10-K | 41

Table of Contents    Item 8 | Financial Statements and Supplementary Data
Item 8. Financial Statements and Supplementary Data.

Weatherford International plc – 2025 Form 10-K | 42

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Weatherford International plc:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Weatherford International plc and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 4, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of impairment triggering events related to long-lived assets

As discussed in Note 1 to the consolidated financial statements, the Company evaluates long-lived assets, consisting of property, plant and equipment, operating lease right-of use assets, and definite-lived intangible assets, for impairment to determine whether any events or changes in circumstances, known as triggering events, indicate that the carrying amount of an asset group may not be recoverable. The triggering events evaluated by the Company include reduced or expected sustained decreases in cash flows generated by an asset group, negative changes in industry conditions (such as global rig count, commodity prices, and the global economy), a significant change in the long-lived assets’ use or physical condition, the introduction of competing technologies, and legal and regulatory challenges. The carrying value of long-lived assets as of December 31, 2025 was $1.5 billion.

Weatherford International plc – 2025 Form 10-K | 43

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
Houston, Texas
February 4, 2026
Weatherford International plc – 2025 Form 10-K | 44

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Weatherford International plc:

Opinion on Internal Control Over Financial Reporting

We have audited Weatherford International plc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 4, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 4, 2026
Weatherford International plc – 2025 Form 10-K | 45

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars and shares in millions, except per share amounts)	2025	2024	2023
Revenue:
Services	$2,980	$3,393	$3,179
Products	1,938	2,120	1,956
Total Revenue	4,918	5,513	5,135
Costs and Expenses:
Cost of Services	1,901	2,048	1,965
Cost of Products	1,483	1,557	1,430
Research and Development	108	123	112
Selling, General and Administrative	664	791	804
Gain on Sale of Business	(70)	—	(2)
Restructuring Charges	58	42	16
Other Charges (Credits), Net	18	14	(10)
Total Costs and Expenses	4,162	4,575	4,315
Operating Income	756	938	820

Other Income (Expense):
Interest Expense, Net of Interest Income of $46, $56 and $59	(91)	(102)	(123)
Loss on Extinguishment of Debt and Bond Redemption Premium	(39)	(9)	(5)
Loss on Blue Chip Swap Securities	(2)	(10)	(57)
Other Expense, Net	(70)	(78)	(129)
Income Before Income Taxes	554	739	506
Income Tax Provision	(97)	(189)	(57)
Net Income	457	550	449
Net Income Attributable to Noncontrolling Interests	26	44	32
Net Income Attributable to Weatherford	$431	$506	$417

Basic Income Per Share Attributable to Weatherford	$5.96	$6.93	$5.79
Basic Weighted Average Shares Outstanding	72.2	73.0	71.9

Diluted Income Per Share Attributable to Weatherford	$5.93	$6.75	$5.66
Diluted Weighted Average Shares Outstanding	72.6	74.9	73.6

The accompanying notes are an integral part of these consolidated financial statements.
Weatherford International plc – 2025 Form 10-K | 46

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Net Income	$457	$550	$449
Foreign Currency Translation	157	(113)	(2)
Defined Benefit Pension	6	(9)	(4)
Other Comprehensive Income (Loss)	163	(122)	(6)
Comprehensive Income	620	428	443
Comprehensive Income Attributable to Noncontrolling Interests	26	44	32
Comprehensive Income Attributable to Weatherford	$594	$384	$411

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2025 Form 10-K | 47

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and shares in millions, except par value)	2025	2024
Assets:
Cash and Cash Equivalents	$987	$916
Restricted Cash	55	59
Accounts Receivable, Net of Allowance for Credit Losses of $10 at December 31, 2025 and $8 at December 31, 2024	1,234	1,261
Inventories, Net	836	880
Other Current Assets	260	286
Total Current Assets	3,372	3,402

Property, Plant and Equipment, Net of Accumulated Depreciation of $1,150 at December 31, 2025 and $940 at December 31, 2024	1,124	1,061
Intangible Assets, Net of Accumulated Amortization of $828 at December 31, 2025 and $793 at December 31, 2024	285	325
Operating Lease Assets	128	124
Other Non-current Assets	288	247
Total Assets	$5,197	$5,159

Liabilities:
Current Portion of Long-term Debt	$30	$17
Accounts Payable	650	792
Accrued Salaries and Benefits	285	302
Income Taxes Payable	129	129
Current Portion of Operating Lease Liabilities	48	44
Other Current Liabilities	395	412
Total Current Liabilities	1,537	1,696

Long-term Debt	1,455	1,617
Operating Lease Liabilities	109	110
Non-current Taxes Payable	242	274
Other Non-current Liabilities	158	179
Total Liabilities	3,501	3,876

Shareholders’ Equity:
Ordinary Shares - Par value $0.001; Authorized 1,356, Issued and Outstanding 71.6 at December 31, 2025 and 72.1 at December 31, 2024	—	—
Capital in Excess of Par Value	2,815	2,921
Retained Deficit	(1,129)	(1,486)
Accumulated Other Comprehensive Income (Loss)	13	(150)
Shareholders’ Equity	1,699	1,285
Noncontrolling Interests	(3)	(2)
Total Shareholders’ Equity	1,696	1,283
Total Liabilities and Shareholders’ Equity	$5,197	$5,159
The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2025 Form 10-K | 48

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in millions)	Ordinary Shares	Par Value	Capital In Excess of Par Value	Retained Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2022	70.6	$—	$2,928	$(2,371)	$(22)	$16	$551
Net Income	—	—	—	417	—	32	449
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	1.5	—	(22)	—	—	—	(22)
Other Comprehensive Loss	—	—	—	—	(6)	—	(6)
Distributions to Noncontrolling Interests	—	—	—	—	—	(52)	(52)
Other	—	—	—	—	—	2	2
Balance at December 31, 2023	72.1	$—	$2,906	$(1,954)	$(28)	$(2)	$922
Net Income	—	—	—	506	—	44	550
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	0.2	—	36	—	—	—	36
Equity Issued for Acquisitions	0.9	—	79	—	—	—	79
Other Comprehensive Loss	—	—	—	—	(122)	—	(122)
Share Repurchases(1)	(1.1)	—	(100)	—	—	—	(100)
Dividends Declared ($0.50 per share)(2)	—	—	—	(38)	—	—	(38)
Distributions to Noncontrolling Interests	—	—	—	—	—	(39)	(39)
Other	—	—	—	—	—	(5)	(5)
Balance at December 31, 2024	72.1	$—	$2,921	$(1,486)	$(150)	$(2)	$1,283
Net Income	—	—	—	431	—	26	457
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	1.3	—	(4)	—	—	—	(4)
Other Comprehensive Income	—	—	—	—	163	—	163
Share Repurchases(1)	(1.8)	—	(100)	—	—	—	(100)
Dividends Declared ($1.00 per share)(2)	—	—	—	(74)	—	—	(74)
Distributions to Noncontrolling Interests	—	—	—	—	—	(29)	(29)
Other	—	—	(2)	—	—	2	—
Balance at December 31, 2025	71.6	$—	$2,815	$(1,129)	$13	$(3)	$1,696
(1) Includes repurchased shares pending settlement.
(2) Includes dividend equivalent rights on share-based awards.

The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2025 Form 10-K | 49

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Cash Flows From Operating Activities:
Net Income	$457	$550	$449
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	267	343	327
Foreign Exchange Losses	45	56	116
Loss on Blue Chip Swap Securities	2	10	57
Gain on Disposition of Assets	(9)	(35)	(9)
Gain on Sale of Business	(70)	—	(2)
Deferred Income Tax Provision (Benefit)	(14)	8	(86)
Share-Based Compensation	38	45	35
Changes in Accounts Receivable, Inventory, Accounts Payable and Accrued Salaries and Benefits:
Accounts Receivable	75	(31)	(221)
Inventories	24	(112)	(114)
Accounts Payable	(131)	97	231
Accrued Salaries and Benefits	(24)	(74)	20
Other Changes, Net	16	(65)	29
Net Cash Provided by Operating Activities	$676	$792	$832
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	$(226)	$(299)	$(209)
Proceeds from Disposition of Assets	16	31	28
Proceeds from Sale of Business	97	—	—
Purchases of Blue Chip Swap Securities	(117)	(50)	(110)
Proceeds from Sales of Blue Chip Swap Securities	115	40	53
Business Acquisitions, Net of Cash Acquired	—	(51)	(4)
Proceeds from Sale of Investments	—	41	—
Other Investing Activities	(30)	(5)	(47)
Net Cash Used in Investing Activities	$(145)	$(293)	$(289)
Cash Flows From Financing Activities:
Borrowings of Long-term Debt	$1,200	$—	$—
Debt Issuance Costs	(18)	—	—
Repayments of Long-term Debt	(1,388)	(287)	(386)
Distributions to Noncontrolling Interests	(29)	(39)	(52)
Tax Remittance on Equity Awards	(21)	(31)	(56)
Share Repurchases	(101)	(99)	—
Dividends Paid	(72)	(36)	—
Other Financing Activities	(45)	(19)	(20)
Net Cash Used in Financing Activities	$(474)	$(511)	$(514)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	10	(76)	(78)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	67	(88)	(49)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	975	1,063	1,112
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,042	$975	$1,063
Supplemental Cash Flow Information
Interest Paid	$125	$153	$181
Income Taxes Paid, Net of Refunds	$157	$168	$132
Supplemental Noncash Information:
895,119 Ordinary Shares Issued for Acquisitions	$—	$79	$—
 The accompanying notes are an integral part of these consolidated financial statements.

Weatherford International plc – 2025 Form 10-K | 50

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

Restricted Cash

Our restricted cash balance of $55 million at December 31, 2025 and $59 million at December 31, 2024 primarily includes cash collateral for certain of our letters of credit facilities.

Weatherford International plc – 2025 Form 10-K | 51

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

As of December 31, 2025 and December 31, 2024, Mexico accounted for 27% and 31% of our total net outstanding accounts receivables, respectively, of which our largest customer in the country accounted for 24% and 26% of our total net outstanding accounts receivables, respectively. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations, and delays or failures to pay or defaults, if any, could negatively impact future results of the Company.

During the twelve months ended December 31, 2025 and December 31, 2024 we paid an immaterial amount of fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico. Pursuant to such arrangements, we received $93 million during the twelve months ended December 31, 2025 and $484 million during the twelve months ended December 31, 2024.

As of December 31, 2025 and December 31, 2024, the U.S. accounted for 11% and less than 10% of our total net accounts receivables, respectively. No other country or individual customer accounted for more than 10% of our total net outstanding accounts receivables.

Inventories

We state our inventories at the lower of cost or net realizable value using either the first-in, first-out (“FIFO”) or average cost method. Cost represents third-party invoice or production cost, which include materials, labor and applicable overhead. To maintain a carrying value that is the lower of cost or net realizable value, we regularly review inventory quantities on hand and compare to estimates of future product demand, market conditions, our production requirements, and technological developments. We maintain reserves for excess, slow moving and obsolete inventory and we may record additional charges when items are determined to have no forecasted demand.

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

Weatherford International plc – 2025 Form 10-K | 52

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

Derivative Financial Instruments

We primarily enter into foreign currency forward contracts to mitigate the volatility of foreign exchange related gains and losses on the income statement and the risk of volatility in future cash flows denominated in a foreign currency. The amounts will fluctuate, depending on exchange rate volatility, the volume of our foreign currency transactions, and our decisions to hedge. During 2024 and 2023 we entered into credit default swaps (“CDSs”). The notional amounts of our foreign currency forward contracts and the CDSs do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument.

Our foreign currency forward contracts and the CDS are undesignated hedging instruments under Accounting Standards Codification “ASC” 815 Derivatives and Hedging. We record these derivative instruments on the balance sheet at their fair value as either assets or liabilities. See “Note 11 – Derivative Financial Instruments” for additional information.

The fair values of our outstanding derivative instruments are determined using models with either Level 2 or Level 3 inputs. See “Note 10 – Fair Value of Financial Instruments, Assets and Other Assets” for additional information.

Weatherford International plc – 2025 Form 10-K | 53

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Foreign Currency

Results of operations for our foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in “Accumulated Other Comprehensive Income (Loss)” on the accompanying Consolidated Statements of Shareholders' Equity.

For our subsidiaries with a functional currency that differs from the currency of their balances and transactions, inventories, PP&E and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured into the functional currency using historical exchange rates. All monetary assets and liabilities are remeasured into the functional currency at current exchange rates. The resulting gains and losses are recognized during the period incurred and recognized in “Other Expense, Net” on the accompanying Consolidated Statements of Operations.

Share-Based Compensation

We account for share-based payment awards by recognizing the grant date fair value as an expense, over the service period, which is usually the vesting period, and account for forfeitures as they occur. The fair value and associated expense is updated at each reporting date for share-based awards we intend to settle in cash and for awards where performance targets are established or modified during the performance period. We record share-based compensation in “Selling, General and Administrative” on the accompanying Consolidated Statements of Operations.

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

Disputes, Litigation and Contingencies

We accrue an estimate of losses to resolve certain disputes, legal matters and contingencies when a loss on these matters is deemed probable and reasonably estimable. For matters not deemed probable or not reasonably estimable, we have not accrued any amounts. Our contingent loss estimates are based upon an analysis of potential outcomes, assuming a combination of possible litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the associated issues.

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
Weatherford International plc – 2025 Form 10-K | 54

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

Accounting Standards Newly Adopted

The Company has adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures as issued by the Financial Accounting Standards Board (“FASB”) in December 2023, which is an update that improves income tax disclosure requirements. Other than providing additional disclosures related to our income taxes, the adoption, which was done on a prospective basis, did not materially impact our financial statements. See “Note 17 – Income Taxes” in our Notes to Consolidated Financial Statements.

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

Weatherford International plc – 2025 Form 10-K | 55

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

Weatherford International plc – 2025 Form 10-K | 56

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Year Ended December 31, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,371	$1,875	$1,340	$332	$4,918

Direct Costs(a)	(876)	(1,127)	(913)
Other Expense(b)	(186)	(233)	(170)
DRE Segment Adjusted EBITDA	309				309
WCC Segment Adjusted EBITDA		515			515
PRI Segment Adjusted EBITDA			257		257
All Other					42
Corporate					(56)
Depreciation and Amortization					(267)
Share-based Compensation (c)					(38)
Gain on Sale of Business					70
Restructuring Charges					(58)
Other Charges, Net					(18)
Operating Income					$756
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.
(c)See “Note 14 – Share-Based Compensation” for additional information.

	Year Ended December 31, 2024
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,682	$1,976	$1,452	$403	$5,513

Direct Costs(a)	(1,007)	(1,174)	(955)
Other Expense(b)	(208)	(238)	(178)
DRE Segment Adjusted EBITDA	467				467
WCC Segment Adjusted EBITDA		564			564
PRI Segment Adjusted EBITDA			319		319
All Other					84
Corporate					(52)
Depreciation and Amortization					(343)
Share-based Compensation (c)					(45)
Restructuring Charges					(42)
Other Charges, Net					(14)
Operating Income					$938
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.
(c)See “Note 14 – Share-Based Compensation” for additional information.

Weatherford International plc – 2025 Form 10-K | 57

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Year Ended December 31, 2023
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,536	$1,800	$1,472	$327	$5,135

Direct Costs(a)	(920)	(1,091)	(953)
Other Expense(b)	(194)	(254)	(196)
DRE Segment Adjusted EBITDA	422				422
WCC Segment Adjusted EBITDA		455			455
PRI Segment Adjusted EBITDA			323		323
All Other					38
Corporate					(52)
Depreciation and Amortization					(327)
Share-based Compensation (c)					(35)
Gain on Sale of Business					2
Restructuring Charges					(16)
Other Credits, Net					10
Operating Income					$820
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.
(c)See “Note 14 – Share-Based Compensation” for additional information.

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Depreciation and Amortization:
DRE	$87	$113	$102
WCC	51	93	95
PRI	80	91	84
Corporate and Other	49	46	46
Total Depreciation and Amortization	$267	$343	$327

Capital Expenditures:
DRE	$86	$108	$104
WCC	32	57	49
PRI	67	77	34
Corporate and Other	41	57	22
Total Capital Expenditures	$226	$299	$209

Weatherford International plc – 2025 Form 10-K | 58

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	December 31,
(Dollars in millions)	2025	2024
Total Assets:
DRE	$931	$925
WCC	1,055	1,040
PRI	771	789
Corporate and Other (a)	2,440	2,405
Total	$5,197	$5,159
(a) Corporate and other total assets primarily include cash and cash equivalents, certain intangible assets, and centrally managed or shared facilities.

PP&E, Net and Operating Lease Assets by Geographic Area

As of December 31, 2025, and 2024 the U.S. accounted for 23% and 22%, respectively, and the Kingdom of Saudi Arabia accounted for 13% and 11%, respectively, of our PP&E, Net and operating lease assets identifiable by geography. No other country accounted for more than 10% of our PP&E, Net and operating lease assets identifiable by geography as of December 31, 2025 and 2024. We had no PP&E, Net and operating lease assets in our country of domicile (Ireland) as of December 31, 2025, and 2024.

	December 31,
(Dollars in millions)	2025	2024
North America (a)	$314	$293
Latin America	153	195
Middle East/North Africa/Asia	507	443
Europe/Sub-Sahara Africa/Russia	231	219
PP&E, Net and Operating Lease Assets by Geography (b)	$1,205	$1,150
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

The following tables disaggregate our revenue from contracts with customers by geographic region and includes equipment rental revenue. Equipment rental revenue were $115 million, $151 million and $142 million in 2025, 2024 and 2023, respectively.

During 2025, 2024 and 2023, the U.S. accounted for 15%, 15% and 16% of total revenue, respectively. During 2025 and 2024, the Kingdom of Saudi Arabia accounted for 10% of total revenue in each period. In addition, during 2024 and 2023, Mexico accounted for 12% and 13% of total revenue, respectively, driven by our largest customer which accounted for 10% of our total revenue in each year, respectively. No other country or individual customer accounted for more than 10% of our total revenue in 2025, 2024 and 2023. We had no revenue in our country of domicile (Ireland) in 2025, 2024 and 2023.
Weatherford International plc – 2025 Form 10-K | 59

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Revenue by Geographic Areas:
North America (a)	$983	$1,046	$1,068

International	3,935	4,467	4,067
Latin America	898	1,393	1,387
Europe/Sub-Sahara Africa/Russia	921	951	865
Middle East/North Africa/Asia	2,116	2,123	1,815
Total Revenue	$4,918	$5,513	$5,135
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings and cash collections result in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of December 31, 2025, and December 31, 2024:

	December 31,
(Dollars in millions)	2025	2024
Receivables for Product and Services in Accounts Receivable, Net	$1,209	$1,232
Receivables for Equipment Rentals in Account Receivable, Net	$25	$29
Accounts Receivable, Net of Allowance for Credit Losses of $10 at December 31, 2025 and $8 at December 31, 2024	$1,234	$1,261

Contract Assets in Other Current Assets	$71	$61
Contract Assets in Other Non-Current Assets	$32	$34
Contract Liabilities in Other Current Liabilities	$48	$51
Contract Liabilities in Other Non-Current Liabilities	$2	$2

Weatherford International plc – 2025 Form 10-K | 60

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
4 – Restructuring Charges

During 2025, 2024 and 2023, “Restructuring Charges” on the accompanying Consolidated Statements of Operations were primarily related to optimization and efficiency initiatives throughout the organization.

Restructuring liabilities were $22 million and $35 million as of December 31, 2025 and 2024, respectively, of which $19 million and $31 million were recorded in “Other Current Liabilities” and $3 million and $4 million in “Other Non-current Liabilities” as of December 31, 2025 and 2024, respectively, on the accompanying Consolidated Balance Sheets. The change in liabilities include restructuring charges, primarily offset by cash payments.

The following table presents restructuring charges by type and by segment (and all other) for the following periods:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Severance Charges	$41	$35	$9
Facility Exit and Other Charges	17	7	7
Total Restructuring Charges	$58	$42	$16

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
DRE	$13	$10	$3
WCC	16	8	7
PRI	13	14	3
Corporate and Other	16	10	3
Total Restructuring Charges	$58	$42	$16

Weatherford International plc – 2025 Form 10-K | 61

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
5 – Inventories, Net

Inventories, net of reserves of $118 million and $115 million as of December 31, 2025 and December 31, 2024, respectively, by category were as follows:

	December 31,
(Dollars in millions)	2025	2024
Finished Goods	$742	$778
Work in Process and Raw Materials, Components and Supplies	94	102
Inventories, Net	$836	$880

The change in inventory reserves includes inventory charges primarily offset by the disposal of inventory previously reserved. The charges are primarily recorded in “Cost of Products” on our Consolidated Statements of Operations in the amount of $29 million, $32 million and $19 million, in 2025, 2024 and 2023, respectively.

6 – Property, Plant and Equipment, Net

Property, plant and equipment, net was composed of the following:

	December 31,
(Dollars in millions)	2025	2024
Land, Buildings and Leasehold Improvements	$568	$498
Rental and Service Equipment	1,377	1,213
Machinery and Other	329	290
Property, Plant and Equipment, Gross	2,274	2,001
Less: Accumulated Depreciation	1,150	940
Property, Plant and Equipment, Net	$1,124	$1,061

Depreciation expense was $208 million, $185 million and $171 million in 2025, 2024 and 2023, respectively.

Weatherford International plc – 2025 Form 10-K | 62

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
7 – Intangible Assets, Net

The components of intangible assets, net were as follows:

	December 31, 2025
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$704	$(586)	$118
Trade Names	409	(242)	167
Intangible Assets, Net	$1,113	$(828)	$285

	December 31, 2024
	Gross		Net
	Carrying	Accumulated	Intangible
(Dollars in millions)	Amount	Amortization	Assets
Developed and Acquired Technology	$718	$(592)	$126
Trade Names	400	(201)	199
Intangible Assets, Net	$1,118	$(793)	$325

Amortization expense was $59 million, $158 million and $156 million in 2025, 2024, and 2023, respectively. The decrease in amortization expense for 2025 was primarily due to full amortization of certain intangible assets as of December 31, 2024. Based on the carrying value of intangible assets at December 31, 2025, amortization expense for the subsequent five years is estimated as follows (dollars in millions):

Period	Amount
2026	$63
2027	62
2028	61
2029	55
2030	15

Weatherford International plc – 2025 Form 10-K | 63

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
8 – Leases

The following table presents our lease expense components:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Lease Expense Components:
Operating Lease Expense	$57	$57	$60
Short-term and Variable Lease Expense	185	205	174
Subtotal of Operating Lease Expense	$242	$262	$234
Finance Lease Expense: Amortization of Assets and Interest on Lease Liabilities	27	24	19
Sublease Income	(1)	(2)	(2)
Total Lease Expense	$268	$284	$251

Future commitments under operating and finance leases are as follows:

	Operating	Finance
(Dollars in millions)	Leases	Leases
Maturity of Lease Liabilities as of December 31, 2025:
2026	$58	$33
2027	41	22
2028	24	10
2029	18	4
2030	16	3
After 2030	88	6
Total Lease Payments	245	78
Less: Interest	(88)	(8)
Present Value of Lease Liabilities	$157	$70

Weatherford International plc – 2025 Form 10-K | 64

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Years Ended
(Dollars in millions except years and percentages)	12/31/2025	12/31/2024	12/31/2023
Other Supplemental Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$63	$61	$67
Operating cash outflows from finance leases	$4	$5	$5
Financing cash outflows from finance leases	$27	$35	$18

Assets obtained in exchange for:
Operating leases	$45	$32	$70
Finance leases	$57	$34	$16

Weighted-average remaining lease term (years)
Operating leases	8.9	8.9	8.4
Finance leases	3.2	3.1	3.1

Weighted-average discount rate (percentages)
Operating leases	8.4%	8.6%	8.8%
Finance leases	6.7%	6.8%	8.2%

Weatherford International plc – 2025 Form 10-K | 65

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
9 – Borrowings and Other Debt Obligations

Total debt carrying values consisted of the following:

	December 31,
(Dollars in millions)	2025	2024
Finance Lease Current Portion	$30	$17
Current Portion of Long-term Debt	$30	$17

6.75% Senior Notes due 2033 “2033 Senior Notes”	$1,181	$—
8.625% Senior Notes due 2030 “2030 Senior Notes”	234	1,586
Finance Lease Long-term Portion	40	31
Long-term Debt	$1,455	$1,617

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

2030 Senior Notes

On October 27, 2021, we issued 8.625% Senior Notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest accrues at the rate of 8.625% per annum and is payable semiannually on June 1 and December 1 of each year, and commenced June 1, 2022. Our 2030 Senior Notes were issued by Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”) and guaranteed by the Company and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”) and other subsidiary guarantors party thereto. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently releases the guarantee of Weatherford Delaware.

In 2025, we repurchased approximately $61 million of principal of our 2030 Senior Notes and acquired an additional $1.3 billion of principal through a tender offer and redemption. In connection with the tender offer and redemption, we also paid $41 million of accrued interest and a $30 million redemption premium. We recognized a non-cash loss on extinguishment of debt of $8 million, primarily related to the write-off of unamortized debt issuance costs. The tender offer and redemption used net proceeds from the issuance of $1.2 billion of 2033 Senior Notes (defined below) and cash on hand. In 2024, we repurchased $4 million in principal of our 2030 Senior Notes. At December 31, 2025 and December 31, 2024, the carrying value represents the remaining unpaid principal of $236 million and $1.6 billion, respectively, offset by unamortized deferred issuance cost of $2 million and $11 million, respectively.

2033 Senior Notes

On October 6, 2025, we issued 6.75% Senior Note in aggregate principal amount of $1.2 billion maturing October 15, 2033 (the “2033 Senior Notes’). Interest accrues at the rate of 6.75% per annum and is payable semiannually on April 15th and October 15th of each year commencing April 15, 2026. Our 2033 Senior Notes were issued by Weatherford Bermuda and guaranteed by the Company and Weatherford Delaware and other subsidiary guarantors party thereto. On October 24, 2025, the indenture related to our 2033 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware. At December 31, 2025, the carrying value represents the remaining unpaid principal of $1.2 billion, offset by unamortized deferred issuance cost of $19 million.

Weatherford International plc – 2025 Form 10-K | 66

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
Credit Agreement

Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At December 31, 2025, the Credit Agreement allowed for a total commitment amount of $1 billion, maturing on the earlier of (a) September 18, 2030 and (b) to the extent that more than $200 million of 2030 Senior Notes or Permitted Refinancing Indebtedness in respect thereof is outstanding on such date, the date that is 91 days prior to the stated maturity date of the Senior Notes or any Permitted Refinancing Indebtedness in respect thereof. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

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

As of December 31, 2025, under the Credit Agreement we had zero borrowings, $7 million in financial letters of credit and $245 million in performance letters of credit outstanding. Additionally as of December 31, 2025, we had $207 million letters of credit under various uncommitted bi-lateral facilities ($47 million of which was cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

As of December 31, 2024, under the Credit Agreement we had zero borrowings, $12 million in financial letters of credit and $279 million in performance letters of credit outstanding. Additionally as of December 31, 2024, we had $91 million of letters of credit under various uncommitted bi-lateral facilities ($49 million of which was cash collateral held and recorded in “Restricted Cash” on the Consolidated Balance Sheets).

Covenants for the Senior Notes and Credit Agreement

The Credit Agreement and indentures governing the 2030 Senior Notes and 2033 Senior Notes contain covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to: incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; sell stock of our subsidiaries; transfer or sell assets; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. The Company is subject to a $250 million minimum liquidity covenant which may increase up to $400 million dependent on the nature of transactions we may decide to enter into, a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

The following is a summary of scheduled debt maturities by year:

(Dollars in millions)	Amount
2026	$29
2027	20
2028	9
2029	4
2030	238
Thereafter	1,206
Total Debt Maturities	$1,506
Unamortized Debt Issuance and Discount	$(21)
Total Debt Carrying Value	$1,485

Weatherford International plc – 2025 Form 10-K | 67

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
10 – Fair Value of Financial Instruments, Assets and Other Assets

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The fair values of our foreign currency forward contracts (see “Note 11 – Derivative Financial Instruments”), warrants (before their expiration in 2023, see “Note 16 – Income per Share”), and plan assets of defined benefit pension plans (see “Note 12 – Employee Benefit Plans”) are all Level 2 valuations and the fair value of the credit default swap is a Level 3 valuation (see “Note 11 – Derivative Financial Instruments”).

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

	December 31, 2025		December 31, 2024
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.625% Senior Notes due 2030	234	242	1,586	1,650
6.75% Senior Notes due 2033	1,181	1,226	—	—
Long-Term Debt (excluding Finance Leases)	$1,415	$1,468	$1,586	$1,650

11 – Derivative Financial Instruments

Both our foreign currency forward contracts and the credit default swap are undesignated hedging instruments under ASC 815, Derivatives and Hedging.

Foreign Currency Forward Contracts

We enter into foreign currency forward contracts to economically hedge our exposure to currency fluctuations in various foreign currencies. At December 31, 2025 and December 31, 2024, we had outstanding foreign currency forward contracts with notional amounts aggregating to $608 million and $543 million, respectively. The fair values of these derivatives were not material as of December 31, 2025 and December 31, 2024.

Credit Default Swap

During the fourth quarter of 2024, we entered into a CDS with a third-party financial institution terminating in September of 2026 related to a secured loan between that third-party financial institution and our largest customer in Mexico. The secured loan was utilized by this customer to pay certain of our outstanding receivables and accordingly, in the fourth quarter of 2024, we received $25 million. The fair value of the derivative was not material as of December 31, 2025 and December 31, 2024. Under the CDS terms, within five business days upon notification of default, we could be required to pay the then outstanding notional balance net of recoveries. As of December 31, 2025, we had a notional balance of $14 million outstanding under the CDS and as of December 31, 2024 we had a notional balance of $25 million outstanding. Management expects the total notional balance under the CDS to be nil by December 31, 2026.

A CDS was entered into during the fourth quarter of 2023 with the same parties for similar reasons as in the fourth quarter of 2024, and accordingly, in the first quarter of 2024, we received $142 million. The agreement was terminated in the third quarter of 2024, extinguishing the remaining notional balance.

Weatherford International plc – 2025 Form 10-K | 68

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
12 – Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $20 million, $20 million and $18 million for the years ended December 31, 2025, 2024 and 2023, respectively.

We have defined benefit pension and other post-retirement benefit plans covering certain current and former U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. Net periodic benefit cost related to these plans totaled less than $1 million, $3 million, and $3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The projected benefit obligations on a consolidated basis were $128 million and $126 million as of December 31, 2025 and December 31, 2024, respectively. The fair values of plan assets on a consolidated basis were $107 million and $100 million as of December 31, 2025 and December 31, 2024, respectively. The increase in both the projected benefit obligation and the plan assets year over year is due primarily to the weakening of the U.S. Dollar, partially offset by the settlement and payment of benefit obligations and annual interest and return activity. As of December 31, 2025, the net underfunded obligation consisted of $20 million of funded obligations recorded to “Other Non-current Assets” and $41 million of underfunded obligations substantially all recorded to “Other Non-current Liabilities” on our Consolidated Balance Sheets. As of December 31, 2024, the net underfunded obligation consisted of $17 million of funded obligations recorded to “Other Non-current Assets” and $43 million of underfunded obligations substantially all recorded to “Other Non-current Liabilities” on our Consolidated Balance Sheets. Additionally, the consolidated pre-tax amount in accumulated other comprehensive income as of December 31, 2025 and December 31, 2024, that has not yet been recognized as a component of net periodic benefit cost was a net gain of $12 million and $6 million, respectively. The increase is due to the deferral of actuarial gains for 2025, the weakening of the U.S. Dollar for our non-U.S. plans offset by the recognition of prior actuarial gains in net periodic benefit costs.

The weighted average assumption rates used for benefit obligations were as follows:

	Year Ended December 31,
	2025	2024
Discount rate:
United States Plans	4.75% - 5.25%	4.75%
International Plans	3.30% - 11.50%	3.13% - 10.60%
Rate of Compensation Increase:
United States Plans	—	—
International Plans	2.00% - 3.00%	2.00% - 3.00%

During the years ended December 31, 2025, 2024 and 2023, we made contributions and paid direct benefits of $3 million, $4 million and $5 million, respectively, in connection with our defined benefit pension and other post-retirement benefit plans. In 2026, we expect to fund approximately $2 million related to those plans.

13 – Disputes, Litigation and Legal Contingencies

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

Weatherford International plc – 2025 Form 10-K | 69

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
14 – Share-Based Compensation

Share-Based Plan

The Weatherford International plc Fourth Amended and Restated 2019 Equity Incentive Plan, (“2019 Equity Plan”) authorizes the issuance of 9.9 million shares of ordinary shares by the Board of Directors in the form of options, share appreciation rights, restricted share awards, restricted share units (“RSUs”), performance-based restricted share units (“PSUs”) and other share-based and performance-based awards to any employee, consultant, or non-employee director (“Grantees”). The provisions of each award vary based on the type of award granted. Awards made under the 2019 Equity Plan vest and settle in shares of newly issued ordinary shares or cash. As of December 31, 2025, there were 2.4 million shares available for future grants.

We granted RSUs and PSUs under the 2019 Equity Plan during 2025, 2024 and 2023. All awards generally require continued employment and vest over one to three years. The Grantees do not have the rights of a shareholder under these awards until such date as the shares are issued. Dividend equivalent rights are accrued during the vesting period and paid upon distribution of the shares.

Share-Based Compensation Expense

Share-based compensation expense was $38 million, $45 million and $35 million for the year ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. As of December 31, 2025, there was $46 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of less than two years.

RSUs

RSUs generally vest based on continued employment. The fair value of RSUs are determined based on the closing price of our shares on the date of grant. The total fair value, less forfeitures, is expensed over the vesting period. The weighted-average grant date fair value per unit (“WAGD FV”) of RSUs granted during 2025, 2024 and 2023 was $56.54, $93.98 and $54.85, respectively. The fair value of RSUs vested during 2025, 2024 and 2023 was $25 million, $28 million and $34 million, respectively. RSUs were primarily settled in shares, with cash settlements, including dividend equivalent rights, totaling less than $1 million each in 2025, 2024, and 2023.

PSUs

PSUs generally vest based on continued employment and the achievement of an established target. The actual number of PSUs earned may range from 0% to 200%. The fair value of PSUs depends on whether the established target is a performance condition defined solely by reference to our own operations (“operational performance”) or the market performance of our shares (“market condition”). The total fair value, less forfeitures, is expensed over the vesting period. The WAGD FV per unit of PSUs granted during 2025, 2024 and 2023 was $55.53, $120.13 and $70.91, respectively. The fair value of PSUs vested during 2025 was $112 million, nil for 2024 and $118 million for 2023, PSUs were primarily settled in shares, with $1 million settled in cash, including dividend equivalent rights, in 2025 and no cash settlements in 2024 or 2023.

The fair value of PSUs subject to operational performance conditions is determined based on the closing price of our shares on the date of grant. The units are adjusted periodically based on the metric’s expected performance goal multiplier.
Weatherford International plc – 2025 Form 10-K | 70

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

The fair value of PSUs subject to market conditions was determined based on a Monte Carlo simulation method. Compensation cost is fully recognized if the employment condition is met, even if the market condition is not achieved, as the likelihood of achieving the market condition is incorporated into the fair value of the award. The weighted average of assumptions used in the models were as follows:

	Year Ended December 31,
	2025	2024	2023
Risk-Free rate	3.9%	4.3%	3.8%
Dividend Yield	n/a	n/a	n/a
Expected Volatility	47.0%	54.0%	62.0%
Expected Life (in years)	2.8	2.8	2.6

The risk-free rate is obtained as of the grant date with terms matching the performance period. The dividend yield is based on historical dividend payments and expectations of management. For the years ended December 31, 2025 and December 31, 2024, expected volatility was based on our NASDAQ trading history, and for the year ended December 31, 2023, also incorporated the volatility of our constituents. The expected life in years is based on the time to vest from the grant date through the end of the performance measurement period.

Summary of Awards Activity

A summary of activity for non-vested RSUs, and PSUs at target and their respective WAGD FV during 2025 is presented below.

(Units in thousands, except dollars)	RSU	WAGD FV(1)	PSU(2)	WAGD FV(1)
Non-Vested at December 31, 2024	640	$66.91	1,751	$39.21
Granted	488	56.54	413	55.53
Vested	(344)	56.50	(1,366)	23.15
Cancelled or Forfeited	(63)	60.96	(83)	81.92
Non-Vested at December 31, 2025	721	$65.38	715	$74.37
(1) The WAGD FV for granted awards has been adjusted on a net basis for RSUs and PSUs that require remeasurement to fair value at each balance sheet date.
(2) The table presents PSUs at the target level; however; under the award terms, a maximum of 1,299 PSUs may vest, consisting of 715 PSUs at target 105 PSUs that have already been earned and 479 additional PSUs that may be earned under applicable performance multipliers. Due to above‑target performance, an additional 218 PSUs vested, resulting in 1,584 PSUs vesting during 2025 compared to 1,366 at target
Weatherford International plc – 2025 Form 10-K | 71

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
15 – Shareholders’ Equity

Our ordinary shares outstanding balance decreased from 72.1 million as of December 31, 2024 to 71.6 million as of December 31, 2025. The decrease was due to the cancellation of 1.8 million of our ordinary shares repurchased during the year, partially offset by the issuance of 1.3 million of our ordinary shares for equity awards vested and delivered, net of shares withheld for taxes. Cash paid for repurchases of our ordinary shares during the year totaled $101 million, including $1 million settled in 2025 related to repurchases with a trade date of December 31, 2024. Ordinary shares for the year ended December 31, 2024 remained consistent with the year ended December 31, 2023, as issuances of our ordinary shares related to acquisitions and vesting and settlement of equity awards were offset by repurchases of our ordinary shares. Ordinary shares for the year ended December 31, 2023 primarily increased upon the vesting and settlement of awards made under the 2019 Equity Plan.

On July 23, 2024, we announced our Board authorization of a dividend program under which we intend to pay regular quarterly cash dividends, subject to our Board’s discretion and continuing determination that it is in the best interest of the Company and complies with applicable legal requirements. During the twelve months ended December 31, 2025, we declared and paid $72 million in dividends and accrued $2 million in accrued dividend equivalent rights on share-based awards. During the twelve months ended December 31, 2024, we declared and paid $36 million in dividends and accrued $2 million in dividend equivalent rights on share-based awards.

Weatherford International plc – 2025 Form 10-K | 72

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
16 – Income per Share

A reconciliation of the number of weighted average shares used for the basic and diluted income per share calculation for the periods presented was as follows:

	Year Ended December 31,
(Shares in millions)	2025	2024	2023
Net Income Attributable to Weatherford	$431	$506	$417

Basic Weighted Average Shares Outstanding	72.2	73.0	71.9
Dilutive Effect of Awards Granted in Stock Incentive Plans	0.4	1.9	1.7
Diluted Weighted Average Shares Outstanding	72.6	74.9	73.6

Basic Income Per Share Attributable to Weatherford	$5.96	$6.93	$5.79
Diluted Income Per Share Attributable to Weatherford	$5.93	$6.75	$5.66

Antidilutive Weighted Average Shares:
Warrants	—	—	7.4
Equity Awards	0.6	0.4	0.7
Total Antidilutive Weighted Average Shares	0.6	0.4	8.1
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

Warrants to purchase 7.8 million ordinary shares at $99.96 per share were issued on December 13, 2019 and expired on December 13, 2023. For the year ended December 31, 2023 the warrants were excluded from the diluted weighted average shares outstanding as the exercise price of the warrants was greater than the average market price of the Company’s ordinary shares.

Weatherford International plc – 2025 Form 10-K | 73

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
17 – Income Taxes

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

Our income tax provision consisted of the following:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Total Current Provision	$(111)	$(181)	$(143)
Total Deferred (Provision) Benefit	14	(8)	86
Income Tax Provision	$(97)	$(189)	$(57)

The difference between the Irish income tax provision and the consolidated income tax provision is analyzed below. During the fourth quarter of 2025, we adopted ASU 2023-09 (see "Note 1 Summary of Significant Accounting Policies" for further discussion on ASU 2023-09) on a prospective basis. As such, we have updated income tax disclosure presentations as of and for the year ended December 31, 2025 in order to comply with ASU 2023-09, but have not retrospectively applied these presentational changes to any of the prior periods presented. This adoption of ASU 2023-09 resulted in presentational differences of our income tax disclosures and did not result in a change to the calculations of our income before income taxes, current tax expense, deferred tax expense or effective tax rates for the year ended December 31, 2025. The Company is domiciled in Ireland and is subject to Ireland corporate income tax. In addition, we are subject to other income taxes, including those in the U.S. and in various foreign jurisdictions. Our consolidated effective tax rate reconciliation for the year ended December 31, 2025 is summarized below (in millions, except percentages):

Weatherford International plc – 2025 Form 10-K | 74

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements

	Year Ended December 31,
(Dollars in millions)	2025
Irish Income Tax Provision Tax Rate of 25%	$(138)	25.0%
State and Local Income Taxes, net of federal income tax effect
Foreign Tax Effects
Angola	(9)	1.7%
Argentina
Changes in valuation allowances	16	(2.9)%
Other	(8)	1.4%
Bermuda
Statutory tax rate difference	(12)	2.2%
Changes in valuation allowances	(18)	3.3%
Iraq
Changes in valuation allowances	9	(1.7)%
Other	(11)	2.1%
Saudi Arabia	8	(1.5)%
Switzerland
Statutory tax rate difference	43	(7.9)%
Changes in valuation allowances	22	(4.0)%
Other	3	(0.5)%
United Arab Emirates
Statutory tax rate difference	(9)	1.5%
Other	1	(0.1)%
United States
Changes in valuation allowances	9	(1.7)%
Other	2	(0.4)%
Other foreign jurisdictions	(22)	4.1%
Effect of cross border tax laws	(2)	0.4%
Changes in valuation allowances	(9)	1.6%
Nontaxable or nondeductible items	(6)	1.2%
Changes in unrecognized tax benefits	34	(6.3)%
Income Tax Provision	$(97)	17.5%

	Year Ended December 31,
(Dollars in millions)	2024	2023
Irish Income Tax Provision Tax Rate of 25%	$(185)	$(126)
Tax Provision on Operating Earnings/Losses Subject to Rates Different than the Irish Income Tax Rate	(75)	52
Tax (Provision) Benefit on Swiss Loss from internal liquidation of subsidiary and internal restructuring	—	2
Decrease (Increase) in Valuation Allowance on Operating Earnings/Losses	81	35
Change in Uncertain Tax Positions	(10)	(20)
Income Tax Provision	$(189)	$(57)

Weatherford International plc – 2025 Form 10-K | 75

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

For the year ended December 31, 2025, income tax expense was lower than 2024, primarily driven by the lower earnings and the release of $70 million in benefits from previously uncertain tax positions due to audit settlements and lapses in the statute of limitations, partially offset by a decrease in the amount of valuation allowance releases as compared to 2024. During the year ended December 31, 2024, income tax expense was primarily driven by increased activity and operating profits, profit mix in various jurisdictions that we operate and lower valuation allowance releases. During the year ended December 31, 2023, income tax expense includes a one-time benefit of $115 million, due to the release of valuation allowances and the recognition of benefits from previously uncertain tax positions. Those benefits were offset by the establishment of valuation allowance of approximately $50 million against the sale of Blue Chip Swap securities and currency devaluation in Argentina (see Note 18 – Blue Chip Swap Securities - Argentina).

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations.

The components of the net deferred tax asset were as follows:

	December 31,	December 31,
(Dollars in millions)	2025	2024
Deferred Tax Assets:
Net Operating Losses Carryforwards	$605	$585
Unused Recognized Built in Losses	47	47
Accrued Liabilities and Reserves	63	138
Tax Credit Carryforwards	17	13
Employee Benefits	30	29
Property, Plant and Equipment	102	109
Inventory	34	34
U.S. Interest Deferral	57	58
Tax Base Adjustment	52	53
State Deferred	60	57
Other Differences between Financial and Tax Basis	162	142
Valuation Allowance	(1,057)	(1,122)
Total Deferred Tax Assets	172	143
Deferred Tax Liabilities:
Intangible Assets	(23)	(17)
Other Differences between Financial and Tax Basis	(22)	(22)
Total Deferred Tax Liabilities	(45)	(39)
Net Deferred Tax Asset	$127	$104

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
Weatherford International plc – 2025 Form 10-K | 76

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies, in making this assessment.

The valuation allowance decreased by $65 million in 2025. The decrease is primarily driven by $24 million of remeasurement of net deferred tax assets and $12 million due to the release of valuation allowances where deferred tax assets are now considered more likely than not to be realized in the future. The remaining net decrease in the valuation allowance during the year relates to the movement in our underlying valued net deferred tax assets based on current year activity as well as changes attributable to foreign currency translation.

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

At December 31, 2025, we had approximately $3.1 billion of net operating losses (“NOLs”) in various jurisdictions. Our non-indefinite loss carryforwards, which are limited by Internal Revenue Code section 382 and total $0.4 billion as of December 31, 2025, and if not utilized, will mostly expire for U.S. subsidiaries from 2035 through 2036. Our non-indefinite loss carryforwards for our non-US subsidiaries will mostly expire at various dates from 2026 through 2044.

In 2021, we executed a liquidation transaction of one of our Swiss holding companies which resulted in the forfeiture of impairment losses of $1.3 billion generated in 2020. In addition, the liquidation transaction resulted in approximately $5.6 billion of tax losses (NOLs) in Switzerland, of which $2.7 billion was deemed worthless and is not included in the deferred tax table as of December 31, 2025.

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Balance at Beginning of Year	$201	$203	$191
Additions for tax positions of prior periods	7	7	9
Additions based on tax positions for the current period	14	13	19
Reductions for tax positions of prior periods	(2)	(2)	(12)
Reductions relating to settlements with taxing authorities	(33)	(5)	(3)
Reductions due to a lapse of the statute of limitations	(15)	(8)	(6)
Foreign Exchange Effects	7	(7)	5
Balance at End of Year	$179	$201	$203

Substantially all of the uncertain tax positions, if released in future periods, would impact our effective tax rate. Within the total balance is $51 million and $48 million as of December 31, 2025 and 2024, respectively, that would be offset by net operating losses and other tax attributes if settled. Our income tax provision includes penalties and interest expense (benefit) on uncertain tax positions of $5 million, $1 million and $12 million for years ended December 31, 2025, 2024, and 2023, respectively. The expense of $5 million in 2025 includes $21 million of interest and penalty release related to benefit from previously uncertain tax positions. The amounts in the table above exclude cumulative accrued interest and penalties of $114 million and $112 million at December 31, 2025 and 2024, respectively, which are included in other non-current liabilities.

Weatherford International plc – 2025 Form 10-K | 77

Table of Contents    Item 8 | Notes to the Consolidated Financial Statements
We are subject to income tax in many of the approximately 75 countries where we operate. We are continuously under tax examination in various jurisdictions and cannot predict the timing or outcome regarding the resolutions or if they will have a material impact on our financial statements. As of December 31, 2025, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Tax Jurisdiction	Tax Years under Examination
Argentina	2017 - 2025
Canada	2017 - 2025
Mexico	2015 - 2025
Russia	2022 - 2025
Saudi Arabia	2006 - 2025
Switzerland	2021 - 2025
United States (Federal)	2021 - 2025

The following table summarizes income taxes paid during the year ended December 31, 2025, net of refunds, by jurisdiction. Federal and state taxes paid did not meet the 5% disclosure threshold as required by ASU 2023-09. Cash taxes, net of refunds, were $168 million and $132 million for 2024 and 2023, respectively.

(Dollars in millions)	2025
Foreign
Argentina	$11
Brazil	14
Mexico	13
Russia	41
Other	78
Total	$157

18 – Blue Chip Swap Securities - Argentina

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

An indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from Argentina through the purchase and sale of BCS securities. During each of the years ended December 31, 2025 and 2024, we completed a series of BCS transactions at implied exchange rates (“BCS rates”) that were approximately 2% and 26% higher, respectively, than the official exchange rate, resulting in a loss of $2 million and $10 million, respectively. We continue to use the official exchange rate for remeasurement of our Argentine peso-denominated net monetary assets under U.S. GAAP as the BCS rates do not meet the criteria for remeasurement under U.S. GAAP.

19 – Subsequent Events

Declaration of cash dividend

On January 26, 2026, our Board of Directors declared a cash dividend of $0.275 per share of the Company’s ordinary shares, payable on March 5, 2026 to shareholders of record as of February 6, 2026.

Weatherford International plc – 2025 Form 10-K | 78

Table of Contents    Item 9 | Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – An Integrated Framework (2013). As a result of this assessment, management concluded that as of December 31, 2025, our internal control over financial reporting was effective based on these criteria.

KPMG LLP has issued an attestation report dated February 4, 2026, on our internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the fourth quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Weatherford International plc – 2025 Form 10-K | 79

Table of Contents            Item 10 | Directors, Executive Officers and Corporate Governance
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information incorporated by reference from our Proxy Statement for the 2026 Annual General Meeting of Shareholders. See also “Item 1. Business. Executive Officers of Weatherford” of this report.

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

We have an insider trading policy governing the purchase, sale and other dispositions of Weatherford’s securities that applies to Weatherford and all personnel of Weatherford and its subsidiaries, including directors, officers, employees and other covered persons. Weatherford believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of Weatherford’s insider trading policy is filed as Exhibit 19 to this report.

Item 11. Executive Compensation.

Information incorporated by reference from our Proxy Statement for the 2026 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information incorporated by reference from our Proxy Statement for the 2026 Annual General Meeting of Shareholders.

Weatherford International plc – 2025 Form 10-K | 80

Table of Contents    Item 15 | Exhibits
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information incorporated by reference from our Proxy Statement for the 2026 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

Information incorporated by reference from our Proxy Statement for the 2026 Annual General Meeting of Shareholders.

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

(b)     Exhibits:

Exhibit Number	Description	Original Filed Exhibit	File Number
3.1	Amended and Restated Memorandum and Articles of Association of Weatherford International public limited company	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 18, 2019	File No. 1-36504
4.1	Description of Securities	Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed February 17, 2022	File No. 1-36504
4.2	Indenture, dated October 27, 2021, by and among Weatherford International Ltd., as issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 27, 2021	File No. 1-36504
4.3	Form of 8.625% Senior Note due 2030 (included in Exhibit 4.2)	Included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 27, 2021	File No. 1-36504
4.4
Supplemental Indenture, dated as of December 1, 2022, by and among Weatherford International, LLC, Weatherford International plc, as parent guarantor, Weatherford International Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee
		Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 5, 2022	File No. 1-36504
4.5	Indenture, dated as of October 6, 2025, by and among Weatherford International Ltd., as issuer, UMB Bank, N.A., as trustee, and the Guarantors party thereto	Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 6, 2025	File No. 1-36504
Weatherford International plc – 2025 Form 10-K | 81

Exhibit Number	Description	Original Filed Exhibit	File Number
4.6	Form of 6.750% Senior Note due 2033 (included in Exhibit 4.5)	Exhibit 4.2 of the Company’s Current Report on Form 8-K filed October 6, 2025	File No. 1-36504
†4.7
Supplemental Indenture, dated as of October 24, 2025, by and among Weatherford International, LLC, Weatherford International plc, as parent guarantor, Weatherford International Ltd., as issuer, and UMB Bank, N.A., as trustee

*10.1
Form of Deed of Indemnity of Weatherford International plc entered into by each director of Weatherford International plc and each of the following executive officers of Weatherford International plc: Scott C. Weatherholt (July 23, 2020), Girish K. Saligram (October 12, 2020), Desmond J. Mills (November 2, 2022), Richard Ward (January 8, 2024) and Anuj Dhruv (April 21, 2025)
		Exhibit 10.11 of the Company’s Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.2
Form of Deed of Indemnity of Weatherford International Ltd entered into by each director of Weatherford International plc and each of the following executive officers of Weatherford International plc: Scott C. Weatherholt (July 23, 2020), Girish K. Saligram (October 12, 2020), Desmond J. Mills (November 2, 2022), Richard Ward (January 8, 2024) and Anuj Dhruv (April 21, 2025)
		Exhibit 10.12 of the Company’s Current Report on Form 8-K12B filed June 17, 2014	File No. 1-36504
*10.3	Third Amended and Restated Weatherford International PLC Change in Control Severance Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2023	File No. 1-36504
*10.4	Amended and Restated Weatherford International plc Executive Severance Plan	Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 8, 2023	File No. 1-36504
*10.5	Amended and Restated Weatherford International plc Nonqualified Deferred Compensation Plan	Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 8, 2023	File No. 1-36504
*10.6	Weatherford International plc Third Amended and Restated 2019 Equity Incentive Plan	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.7	Weatherford International plc Fourth Amended and Restated 2019 Equity Incentive Plan	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 13, 2025	File No. 1-36504
Weatherford International plc – 2025 Form 10-K | 82

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.8	Second Amended and Restated Weatherford International plc Short-Term Incentive Plan	Exhibit 10.4 of the Company’s Quarterly Report for the period ending June 30, 2024 filed July 24, 2024	File No. 1-36504
*10.9	Form of Executive Officer Restricted Share Unit Award Agreement	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 20, 2022	File No. 1-36504
*10.10	Form of Executive Officer Restricted Share Unit Award Agreement adopted January 18, 2023	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.11	Form of Executive Officer Performance Share Unit Award Agreement adopted January 18, 2023	Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 23, 2023	File No. 1-36504
*10.12	Form of Executive Officer Restricted Share Unit Award Agreement adopted January 18, 2024 and amended July 23, 2024	Exhibit 10.1 of the Company’s Quarterly Report for the period ending September 30, 2024 filed October 23, 2024	File No. 1-36504
*10.13	Form of Executive Officer Performance Share Unit Award Agreement adopted January 18, 2024 and amended July 23, 2024	Exhibit 10.2 of the Company’s Quarterly Report for the period ending September 30, 2024 filed October 23, 2024	File No. 1-36504
*10.14	Form of Non-Executive Director Restricted Share Unit Award Agreement adopted January 18, 2024 and amended July 23, 2024	Exhibit 10.7 of the Company’s Quarterly Report for the period ending June 30, 2024 filed July 24, 2024	File No. 1-36504
*10.15	Form of Executive Officer Restricted Share Unit Award Agreement adopted March 7, 2025	Exhibit 10.1 of the Company’s Quarterly Report for the period ending March 31, 2025 filed April 23, 2025	File No. 1-36504
10.16
Amended and Restated Credit Agreement, dated October 17, 2022, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford International plc, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 18, 2022	File No. 1-36504
10.17
First Amendment to Amended and Restated Credit Agreement, dated as of November 22, 2022, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., Weatherford International plc and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 28, 2022	File No. 1-36504
Weatherford International plc – 2025 Form 10-K | 83

Exhibit Number	Description	Original Filed Exhibit	File Number
10.18
Additional Lender Supplement, dated as of November 22, 2022, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford International plc, ATB Financial and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 28, 2022	File No. 1-36504
10.19	Canadian Borrower Joinder, dated as of November 22, 2022, by Weatherford Canada Ltd. and delivered to Wells Fargo Bank, National Association, as administrative agent	Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 28, 2022	File No. 1-36504
10.20
Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2023 by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 8, 2023	File No. 1-36504
10.21
Third Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2023, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., Weatherford International plc and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 24, 2023	File No. 1-36504
10.22
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
10.23
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
10.24
Additional Lender Supplement, dated as of April 22, 2024, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, JPMorgan Chase Bank, N.A., as an Additional Lender and Issuing Bank, DNB Bank ASA, New York Branch, as an Issuing Bank, DNB Capital LLC, as an Additional Lender, the other Lenders and Issuing Banks party thereto and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.1 of the Company’s Quarterly Report for the period ending March 31, 2024 filed April 24, 2024	File No. 1-36504
Weatherford International plc – 2025 Form 10-K | 84

Exhibit Number	Description	Original Filed Exhibit	File Number
10.25
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
10.26
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
10.27
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
10.28
Eighth Amendment to Amended and Restated Credit Agreement, dated as of November 22, 2024, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the period ending December 31, 2024 filed February 6, 2025	File No. 1-36504
10.29
Ninth Amendment to Amended and Restated Credit Agreement, dated as of May 2, 2025, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.2 of the Company’s Quarterly Report for the period ended June 30, 2025 filed July 23, 2025	File No. 1-36504
Weatherford International plc – 2025 Form 10-K | 85

Exhibit Number	Description	Original Filed Exhibit	File Number
10.30
Tenth Amendment to Amended and Restated Credit Agreement, dated as of September 18, 2025, by and among Weatherford International Ltd., Weatherford International, LLC, Weatherford Canada Ltd., WOFS International Finance GmbH, Weatherford International plc, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent
		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 23, 2025	File No. 1-36504
*10.31	Form of Confidentiality and Restricted Covenant Agreement	Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed February 7, 2024	File No. 1-36504
†19	Weatherford International plc Insider Trading Policy
†21.1	Subsidiaries of Weatherford International plc
†23.1	Consent of KPMG LLP
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Weatherford International plc Executive Officer Clawback Policy	Exhibit 97 to the Company’s Annual Report on Form 10-K filed February 7, 2024	File No. 1-36504
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrang
Weatherford International plc – 2025 Form 10-K | 86

ement.
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

Weatherford International plc – 2025 Form 10-K | 87

Item 16. Form 10-K Summary.

None.

Weatherford International plc – 2025 Form 10-K | 88

SIGNATURES
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Girishchandra K. Saligram and Anuj Dhruv and each of them, individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weatherford International plc

/s/ Girishchandra K. Saligram
Girishchandra K. Saligram
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Girishchandra K. Saligram	President, Chief Executive Officer and Director	February 4, 2026
Girishchandra K. Saligram	(Principal Executive Officer)

/s/ Anuj Dhruv	Executive Vice President and	February 4, 2026
Anuj Dhruv	Chief Financial Officer
(Principal Financial Officer)

/s/ Desmond J. Mills	Senior Vice President and Chief Accounting Officer	February 4, 2026
Desmond J. Mills	(Principal Accounting Officer)

/s/ Charles M. Sledge	Chairman of the Board and Director	February 4, 2026
Charles M. Sledge

/s/ Benjamin C. Duster IV	Director	February 4, 2026
Benjamin C. Duster IV

/s/ Neal P. Goldman	Director	February 4, 2026
Neal P. Goldman

/s/ Jacqueline Mutschler	Director	February 4, 2026
Jacqueline Mutschler

/s/ Steven Beringhause	Director	February 4, 2026
Steven Beringhause