Form 10-Q
period 2026-03-31
Weatherford International plc
filed 2026-04-22
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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

As of April 16, 2026, there were 71,925,332 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the First Quarter Ended March 31, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
(Dollars and shares in millions, except per share amounts)	2026	2025
Revenue:
Services	$711	$741
Products	441	452
Total Revenue	1,152	1,193

Costs and Expenses:
Cost of Services	476	464
Cost of Products	336	355
Research and Development	21	29
Selling, General and Administrative	168	161
Restructuring Charges	13	29
Other Charges, Net	15	13
Total Costs and Expenses	1,029	1,051
Operating Income	123	142

Other Expense:
Interest Expense, Net of Interest Income of $10, $11	(17)	(26)
Other Expense, Net	(1)	(20)
Income Before Income Taxes	105	96
Income Tax Benefit (Provision)	4	(10)
Net Income	109	86
Net Income Attributable to Noncontrolling Interests	1	10
Net Income Attributable to Weatherford	$108	$76

Basic Income per Share	$1.50	$1.04
Basic Weighted Average Shares Outstanding	71.9	73.1

Diluted Income per Share	$1.49	$1.03
Diluted Weighted Average Shares Outstanding	72.2	73.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in millions)	2026	2025
Net Income	$109	$86
Foreign Currency Translation Adjustments	(13)	96
Comprehensive Income	96	182
Comprehensive Income Attributable to Noncontrolling Interests	1	10
Comprehensive Income Attributable to Weatherford	$95	$172
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars and shares in millions, except par value)	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Cash and Cash Equivalents	$1,012	$987
Restricted Cash	38	55
Accounts Receivable, Net of Allowance for Credit Losses of $12 at March 31, 2026 and $10 at December 31, 2025	1,166	1,234
Inventories, Net	824	836
Other Current Assets	235	260
Total Current Assets	3,275	3,372
Property, Plant and Equipment, Net of Accumulated Depreciation of $1,189 at March 31, 2026 and $1,150 at December 31, 2025	1,130	1,124
Intangibles, Net of Accumulated Amortization of $842 at March 31, 2026 and $828 at December 31, 2025	275	285
Operating Lease Assets	119	128
Other Non-Current Assets	286	288
Total Assets	$5,085	$5,197

Liabilities:
Current Portion of Long-term Debt	$31	$30
Accounts Payable	630	650
Accrued Salaries and Benefits	224	285
Income Taxes Payable	112	129
Current Portion of Operating Lease Liabilities	47	48
Other Current Liabilities	374	395
Total Current Liabilities	1,418	1,537
Long-term Debt	1,453	1,455
Operating Lease Liabilities	99	109
Non-current Taxes Payable	204	242
Other Non-Current Liabilities	152	158
Total Liabilities	$3,326	$3,501

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 71.9 shares at March 31, 2026 and 71.6 at December 31, 2025	$—	$—
Capital in Excess of Par Value	2,799	2,815
Retained Deficit	(1,041)	(1,129)
Accumulated Other Comprehensive Income	—	13
Shareholders’ Equity	1,758	1,699
Noncontrolling Interests	1	(3)
Total Shareholders’ Equity	1,759	1,696
Total Liabilities and Shareholders’ Equity	$5,085	$5,197
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Cash Flows From Operating Activities:
Net Income	$109	$86
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	70	62
Foreign Exchange (Gains) Losses	(4)	13
Gain on Disposition of Assets	(6)	(1)
Deferred Income Tax Provision	9	7
Share-Based Compensation	12	7
Changes in Accounts Receivable, Inventory, Accounts Payable and Accrued Salaries and Benefits:
Accounts Receivable	71	116
Inventories	(3)	(3)
Accounts Payable	(21)	(74)
Accrued Salaries and Benefits	(60)	(56)
Other Changes, Net	(41)	(15)
Net Cash Provided by Operating Activities	136	142
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(54)	(77)
Proceeds from Disposition of Assets	3	1
Purchases of Blue Chip Swap Securities	(3)	—
Proceeds from Sales of Blue Chip Swap Securities	3	—
Other Investing Activities	(17)	(3)
Net Cash Used in Investing Activities	(68)	(79)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(8)	(39)
Tax Remittance on Equity Awards Vested	(17)	(20)
Share Repurchases	(10)	(53)
Dividends Paid	(20)	(18)
Other Financing Activities	(1)	(3)
Net Cash Used in Financing Activities	(56)	(133)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(4)	25
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	8	(45)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,042	975
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,050	$930
Supplemental Cash Flow Information:
Interest Paid	$1	$2
Income Taxes Paid, Net of Refunds	$40	$30

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Weatherford International plc (the “Company,” “Weatherford,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2025 Form 10-K for the discussion on our significant accounting policies.

Accounting Standards Issued Not Yet Adopted

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2025 Form 10-K for the discussion on accounting pronouncements that have been issued but not yet effective for the interim periods presented that are not expected to have a material impact on our financial position or results of operations.

Evaluations of all other new accounting pronouncements that have been issued, but not yet effective are on-going, and at this time are not expected to have a material impact on our Condensed Consolidated Financial Statements.

2 – Segment Information

Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in our 2025 Form 10-K. We have three reportable segments: (1) Drilling and Evaluation “DRE,” (2) Well Construction and Completions “WCC,” and (3) Production and Intervention “PRI.”

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

	Three Months Ended March 31, 2026
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$321	$443	$296	$92	$1,152

Direct Costs(a)	(204)	(276)	(203)
Other Expense(b)	(45)	(57)	(39)
DRE Segment Adjusted EBITDA	72				72
WCC Segment Adjusted EBITDA		110			110
PRI Segment Adjusted EBITDA			54		54
All Other					13
Corporate					(16)
Depreciation and Amortization					(70)
Share-based Compensation					(12)
Restructuring Charges					(13)
Other Charges, Net					(15)
Operating Income					$123
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended March 31, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$350	$441	$334	$68	$1,193

Direct Costs(a)	(226)	(258)	(230)
Other Expense(b)	(50)	(55)	(42)
DRE Segment Adjusted EBITDA	74				74
WCC Segment Adjusted EBITDA		128			128
PRI Segment Adjusted EBITDA			62		62
All Other					4
Corporate					(15)
Depreciation and Amortization					(62)
Share-based Compensation					(7)
Restructuring Charges					(29)
Other Charges, Net					(13)
Operating Income					$142
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Depreciation and Amortization:
DRE	$23	$19
WCC	12	12
PRI	24	18
Corporate and Other	11	13
Total Depreciation and Amortization	$70	$62

Capital Expenditures:
DRE	$19	$25
WCC	12	8
PRI	5	31
Corporate and Other	18	13
Total Capital Expenditures	$54	$77

(Dollars in millions)	March 31, 2026	December 31, 2025
Total Assets:
DRE	$920	$931
WCC	965	1,055
PRI	719	771
Corporate and Other (a)	2,481	2,440
Total	$5,085	$5,197
(a) Corporate and other total assets primarily include cash and cash equivalents, certain intangible assets, and centrally managed or shared facilities.

PP&E, Net and Operating Lease Assets by Geographic Area

As of March 31, 2026 and December 31, 2025, the U.S. accounted for 22% and 23%, respectively, and the Kingdom of Saudi Arabia accounted for 13% in each period, of our PP&E, Net and operating lease assets identifiable by geography. No other country accounted for more than 10% of our PP&E, Net and operating lease assets identifiable by geography as of March 31, 2026 and December 31, 2025. We had no PP&E, Net and operating lease assets in our country of domicile (Ireland) as of March 31, 2026 and December 31, 2025.

(Dollars in millions)	March 31, 2026	December 31, 2025
North America (a)	$298	$314
Latin America	146	153
Middle East/North Africa/Asia	504	507
Europe/Sub-Sahara Africa/Russia	240	231
PP&E, Net and Operating Lease Assets by Geography (b)	$1,188	$1,205
(a) North America consists of the U.S. and Canada.
(b) Corporate assets not allocated by geography are excluded from this total.

3 – Revenue

Disaggregated Revenue

The following table disaggregates our revenue from contracts with customers by geographic area and includes equipment rental revenue. Equipment rental revenues were $18 million in the three months ended March 31, 2026, and $35 million for the three months ended March 31, 2025.

During the three months ended March 31, 2026, the U.S. and the Kingdom of Saudi Arabia accounted for 13% and 10% of total revenue, respectively. During the three months ended March 31, 2025, the U.S. and the Kingdom of Saudi Arabia accounted for 16% and 11% of total revenue in each period, respectively. No other country accounted for more than 10% of our revenue in the periods presented.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Revenue by Geographic Areas:
North America (a)	$220	$250

International	932	943
Middle East/North Africa/Asia	476	503
Latin America	223	241
Europe/Sub-Sahara Africa/Russia	233	199
Total Revenue	$1,152	$1,193
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings, and cash collections results in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of March 31, 2026 and December 31, 2025:

(Dollars in millions)	March 31, 2026	December 31, 2025
Receivables for Product and Services in Accounts Receivable, Net	$1,142	$1,209
Receivables for Equipment Rentals in Account Receivable, Net	$24	$25
Accounts Receivable, Net	$1,166	$1,234

Contract Assets in Other Current Assets	$70	$71
Contract Assets in Other Non-Current Assets	$27	$32
Contract Liabilities in Other Current Liabilities	$41	$48
Contract Liabilities in Other Non-Current Liabilities	$2	$2

4 – Restructuring Charges

Restructuring charges were $13 million and $29 million in the three months ended March 31, 2026 and March 31, 2025, respectively, and are presented as “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations. These charges were related to optimization and efficiency initiatives throughout the organization and primarily relate to severance expenses.

Restructuring liabilities were $24 million as of March 31, 2026 and $22 million as of December 31, 2025, respectively. Of the restructuring liabilities, $21 million and $19 million are recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. The remaining $3 million at both March 31, 2026 and December 31, 2025 is recorded in “Other Non-Current Liabilities” on the accompanying Consolidated Balance Sheets. Changes in the liabilities are primarily driven by restructuring charges and cash payments.

The following table presents total restructuring charges by segment and Corporate and Other in the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
DRE	$2	$8
WCC	1	7
PRI	3	8
Corporate and Other	7	6
Total Restructuring Charges	$13	$29

5 – Inventories, Net

Inventories are reported net of reserves of $124 million and $118 million as of March 31, 2026 and December 31, 2025, respectively, and are presented by category in the table below:

(Dollars in millions)	March 31, 2026	December 31, 2025
Finished Goods	$725	$742
Work in Process and Raw Materials, Components and Supplies	99	94
Inventories, Net	$824	$836

The change in inventory reserves includes inventory charges, primarily offset by the disposal of inventory previously reserved. The charges are recorded in “Cost of Products” on our Condensed Consolidated Statements of Operations in the amount of $11 million and $5 million during the three months ended March 31, 2026 and March 31, 2025, respectively.

6 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	March 31, 2026	December 31, 2025
Developed and Acquired Technology, Net of Accumulated Amortization of $589 at March 31, 2026 and $586 at December 31, 2025	$119	$118
Trade Names, Net of Accumulated Amortization of $253 at March 31, 2026 and $242 at December 31, 2025	156	167
Intangibles, Net of Accumulated Amortization of $842 at March 31, 2026 and $828 at December 31, 2025	$275	$285

Amortization expense was $15 million and $14 million for the three months ended March 31, 2026, and March 31, 2025, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations.

7 – Borrowings and Other Debt Obligations

(Dollars in millions)	March 31, 2026	December 31, 2025
Current Portion of Finance Leases	$31	$30
Current Portion of Long-term Debt	$31	$30

6.75% Senior Notes due 2033 “2033 Senior Notes”	$1,181	$1,181
8.625% Senior Notes due 2030 “2030 Senior Notes”	234	234
Finance Leases	38	40
Long-term Debt	$1,453	$1,455

2030 Senior Notes

On October 27, 2021, Weatherford International Ltd. “(Weatherford Bermuda”) issued 8.625% senior notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest on the 2030 Senior Notes is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford International, LLC (now Weatherford US Holding, LLC following a name change effective March 19, 2026, “Weatherford Delaware”) as co-issuer and co-obligor, and concurrently release the guarantee of Weatherford Delaware. At March 31, 2026 and December 31, 2025, the carrying value represented the remaining unpaid principal of $236 million, offset by unamortized deferred issuance cost of $2 million.

2033 Senior Notes

On October 6, 2025, Weatherford Bermuda issued 6.75% senior notes in aggregate principal amount of $1.2 billion maturing on October 15, 2033 (the “2033 Senior Notes”). Interest on the 2033 Senior Notes is payable semiannually on April 15th and October 15th of each year, beginning on April 15, 2026. On October 24, 2025, the indenture related to our 2033 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware. At March 31, 2026 and December 31, 2025, the carrying value represented the remaining unpaid principal of $1.2 billion, offset by unamortized deferred issuance cost of $19 million.

Credit Agreement

Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At March 31, 2026 and December 31, 2025, the Credit Agreement allowed for a total commitment amount of $1 billion, maturing on the earlier of (a) September 18, 2030 and (b) to the extent that more than $200 million of 2030 Senior Notes or Permitted Refinancing Indebtedness in respect thereof is outstanding on such date, the date that is 91 days prior to the stated maturity date of the 2030 Senior Notes or any Permitted Refinancing Indebtedness in respect thereof. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

As of March 31, 2026, under the Credit Agreement we had zero borrowings, $7 million in financial letters of credit and $257 million in performance letters of credit outstanding. Additionally as of March 31, 2026, we had $193 million letters of credit under various uncommitted bi-lateral facilities ($32 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

As of December 31, 2025, under the Credit Agreement we had zero borrowings, $7 million in financial letters of credit and $245 million in performance letters of credit outstanding. Additionally as of December 31, 2025, we had $207 million of letters of credit under various uncommitted bi-lateral facilities ($47 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

	March 31, 2026		December 31, 2025
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.625% Senior Notes due 2030	$234	$241	$234	$242
6.75% Senior Notes due 2033	$1,181	$1,226	$1,181	$1,226
Long-Term Debt (excluding Finance Leases)	$1,415	$1,467	$1,415	$1,468

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

9 – Shareholders’ Equity

Shares issued and outstanding on our Condensed Consolidated Balance Sheets increased from 71.6 million as of December 31, 2025 to 71.9 million as of March 31, 2026. The increase was due to the issuance of 0.4 million of our ordinary shares for equity awards vested and delivered, net of shares withheld for taxes, partially offset by the cancellation of 0.1 million of our ordinary shares repurchased for $10 million.

During the three months ended March 31, 2026, we declared and paid $20 million in dividends and accrued an immaterial amount of dividend equivalent rights on share-based awards.

The following summarizes our shareholders’ equity activity for the three months ended March 31, 2026 and 2025:

(Dollars in millions)	Ordinary Shares	Par Value	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2025	71.6	$—	$2,815	$(1,129)	$13	$(3)	$1,696
Net Income	—	—	—	108	—	1	109
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	0.4	—	(6)	—	—	—	(6)
Share Repurchases	(0.1)	—	(10)	—	—	—	(10)
Dividends Declared ($0.275 per share) (1)	—	—	—	(20)	—	—	(20)
Other Comprehensive Loss	—	—	—	—	(13)	—	(13)
Other	—	—	—	—	—	3	3
Balance at March 31, 2026	71.9	$—	$2,799	$(1,041)	$—	$1	$1,759
(1) Includes dividend equivalent rights on share-based awards.

(Dollars in millions)	Ordinary Shares	Par Value	Capital In Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2024	72.1	$—	$2,921	$(1,486)	$(150)	$(2)	$1,283
Net Income	—	—	—	76	—	10	86
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	1.3	—	(34)	—	—	—	(34)
Share Repurchases	(0.8)		(53)		—	—	(53)
Dividends Declared ($0.25 per share) (1)	—	—	—	(18)	—	—	(18)
Other Comprehensive Income	—	—	—	—	96	—	96
Balance at March 31, 2025	72.6	$—	$2,834	$(1,428)	$(54)	$8	$1,360
(1) Includes dividend equivalent rights on share-based awards.

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the three months ended March 31, 2026 and 2025:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2025	$1	$12	$13
Other Comprehensive Loss	(13)	—	(13)
Balance at March 31, 2026	$(12)	$12	$—

Balance at December 31, 2024	$(156)	$6	$(150)
Other Comprehensive Income	96	—	96
Balance at March 31, 2025	$(60)	$6	$(54)

10 – Income per Share

A reconciliation of the number of shares used for the basic and diluted income per share calculation was as follows:

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2026	2025
Net Income Attributable to Weatherford	$108	$76

Basic Weighted Average Shares Outstanding	71.9	73.1
Dilutive Effect of Awards Granted in Stock Incentive Plan	0.3	0.3
Diluted Weighted Average Shares Outstanding	72.2	73.4

Basic Income per Share	$1.50	$1.04
Diluted Income per Share	$1.49	$1.03

Antidilutive Weighted Average Shares:
Equity Awards	0.3	0.4
Total Antidilutive Weighted Average Shares	0.3	0.4

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

11 – Income Taxes

We recognized a tax benefit of $4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 where we recognized a tax expense of $10 million. Income tax expense was lower in the three months ended March 31, 2026 compared to the first quarter of 2025 primarily due to increased recognition of benefits from previously uncertain tax positions. The recognized amounts for first quarters of 2026 and 2025 were $44 million and $26 million, respectively. We calculate our income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes.

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

12 – Subsequent Events

Declaration of cash dividend

On April 16, 2026, our Board of Directors declared a cash dividend of $0.275 per share of the Company’s ordinary shares, payable on June 4, 2026 to shareholders of record as of May 6, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this item, “Weatherford,” “the Company,” “we,” “us” and “our” refer to Weatherford International plc, a public limited company organized under the laws of Ireland, and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements include assumptions, certain risks and uncertainties. For information about these assumptions, risks and uncertainties, refer to the section “Forward-Looking Statements” and the section “PART II - OTHER INFORMATION - Item 1A. Risk Factors.”

Recent Developments

On April 2, 2026, the Company announced its proposal to reorganize the Company’s corporate structure through a redomestication of the parent company from Ireland to the United States as a Texas corporation (“Redomestication”). The proposed redomestication is subject to a number of conditions, including but not limited to the approval by the Company’s shareholders, as well as the sanction of the High Court of Ireland. If approved, the proposed redomestication is expected to take place during the third quarter of 2026.

Business

Weatherford is a leading global energy services company providing equipment and services used in the drilling, evaluation, well construction, completion, production, intervention and responsible abandonment of wells in the oil and natural gas exploration and production industry as well as new energy platforms.

We conduct business in approximately 75 countries, answering the challenges of the energy industry with 295 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed and managed across the life cycle of the wellbore, and we report in three segments (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention.

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

Lower oil and natural gas prices and lower rig count generally correlate to lower exploration and production spending, and higher oil and natural gas prices and higher rig count generally correlate to higher exploration and production spending. Therefore, our financial results can be significantly affected by oil and natural gas prices as well as rig counts. As shown in the following tables, as of three months ended March 31, 2026, the average WTI oil price was flat compared to three months ended March 31, 2025 while the average Brent crude oil and Henry Hub natural gas prices were higher than during the three months ended March 31, 2025. Average rig counts decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Oil and natural gas prices have experienced increased volatility and upward pressure in response to escalating geopolitical conflict involving Iran, the U.S. and Israel (“Iran Conflict”). The Iran Conflict, which began on February 28, 2026, has caused the WTI oil price to increase from $66.96 per barrel on February 27, 2026 to $102.86 per barrel on March 31, 2026 averaging $90.84 per barrel for the month of March and Brent crude oil price to increase from $71.32 per barrel on February 27, 2026 to $126.69 per barrel on March 31, 2026 averaging $102.01 per barrel for the month of March. Despite the higher oil prices, the Iran Conflict may have an adverse impact on exploration and production spending in the Middle East during the period of the conflict and could lead to significant disruption of global energy supplies, adversely affect global supply chains, energy markets and overall macroeconomic conditions.

Developments in global trade policy, tariffs, geopolitical conflicts, sanctions, and regulation have affected and may continue to affect our industry. In February 2026, the U.S. Supreme Court ruled that certain tariffs were unlawful, invalidating the statutory basis for certain incremental tariffs enacted since February 2025, and remanded related matters to the Court of International Trade. Following this ruling, the U.S. presidential administration announced new tariffs under alternative authorities, furthering uncertainty regarding the scope, duration, and potential modification or suspension of existing and future tariffs, as well as possible retaliatory actions. We have filed a claim for a refund of certain tariffs with the Court of International Trade and are monitoring the situation closely for further information about how the U.S. government intends to proceed. Our first quarter 2026 financial results do not include potential benefits of a refund being received related to the forementioned tariffs.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”), Brent North Sea (“Brent”) crude oil and Henry Hub natural gas.

	Three Months Ended
	March 31,
	2026	2025
Oil price - WTI (1)	$71.80	$71.84
Oil price - Brent (1)	$79.83	$75.81
Natural gas price - Henry Hub (2)	$4.80	$4.15
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (rounded to the nearest $0.01)

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended
	March 31,
	2026	2025
North America	749	803
International (1)	1,083	1,097
Worldwide	1,832	1,900
(1) Prior period international rig count figures were retroactively adjusted by Baker Hughes in the third quarter of 2025.

Iran Conflict

The Iran Conflict, which began in February 2026, has and could continue to significantly disrupt the global oil and gas supply-demand balance, increase commodity price volatility and heighten uncertainty in regional operating conditions. We continue to evaluate our operations and business exposure, with a priority on the safety and well‑being of our employees, operating in compliance with applicable laws and sanctions, and performing under existing contracts with customers in the region. Disruptions to transportation routes, higher logistics and insurance costs, and changes in customer activity levels or project timing could affect our operating results, liquidity, and cash flows, particularly if conditions persist or escalate. While the situation remains fluid, adverse impacts can continue in future periods. We will continue to monitor developments and assess potential impacts on our business and financial position.

Russia Ukraine Conflict

In February 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response we evaluated, and continue to evaluate, our operations, with the priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions.

Revenues in Russia were approximately 7% of our total revenues for the three months ended March 31, 2026, compared to 6% of our total revenue for the three months ended March 31, 2025. As of March 31, 2026, our Russia operations included $106 million in cash, $149 million in other current assets, $100 million in property, plant and equipment, net and other non-current assets, and $82 million in liabilities. As of December 31, 2025, our Russia operations included $107 million in cash, $152 million in other current assets, $91 million in property, plant and equipment, net and other non-current assets, and $80 million in liabilities.

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

Consolidated Statements of Operations - Operating Summary

Revenues of $1.15 billion in the three months ended March 31, 2026, decreased 3% compared to $1.19 billion in the three months ended March 31, 2025. Year-over-year in the first quarter, product revenues decreased 2% and service revenues decreased 4%. For the same period, revenues declined in the PRI segment by 11% and in the DRE segment by 8%, while remaining largely flat in the WCC segment. Integrated services and projects experienced an increase in activity with revenues increasing by 35%.

Geographically, the year-over-year first quarter revenue decrease was led by declines in North America of 12%, Middle East/North Africa/Asia of 5% and Latin America of 7% and partly offset by a revenue increase of 17% in the Europe/Sub-Sahara Africa/Russia region. Year-over-year revenue decreases were primarily driven by the divestiture of the pressure pumping business in Argentina in the second quarter of 2025 and also impacted by market disruption caused by the Iran Conflict.

Operating income of $123 million in the three months ended March 31, 2026, decreased 13% compared to $142 million in the three months ended March 31, 2025. The first quarter year-over-year decrease was due to the decline in revenue driven by the divestiture of the pressure pumping business in Argentina and market disruptions caused by the Iran Conflict, with a partial offset from lower restructuring and research and development costs.

Cost of products and services of $812 million in the three months ended March 31, 2026, decreased 1% compared to $819 million in the three months ended March 31, 2025. The year-over-year decrease was primarily due to a decline in product sales and a reduction in headcount leading to lower personnel costs. The decrease was partly offset by an increase in depreciation expenses. Our cost of products and services as a percentage of revenues was 71% in the three months ended March 31, 2026 compared to 69% in the three months ended March 31, 2025. The higher cost ratio was primarily due to fixed costs decreasing at a slower rate than revenues.

Selling, general, administrative and research and development costs of $189 million in the three months ended March 31, 2026, decreased 1% compared to $190 million in the three months ended March 31, 2025. Selling, general, administrative and research and development costs as a percentage of revenues was 16% in both the three months ended March 31, 2026 and the three months ended March 31, 2025.

Restructuring charges were $13 million in the three months ended March 31, 2026 and $29 million in the three months ended March 31, 2025. See “Note 4 – Restructuring Charges” for additional information.

Other Charges, Net were $15 million in the three months ended March 31, 2026 and $13 million in the three months ended March 31, 2025. Other Charges, Net primarily included legal fees related to the Redomestication in the three months ended March 31, 2026 and primarily included fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico in the three months ended March 31, 2025.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest Expense, Net was $17 million in the three months ended March 31, 2026 and $26 million in the three months ended March 31, 2025. Interest Expense, Net is interest expense net of interest income.

Interest expense was $27 million in the three months ended March 31, 2026 and $37 million in the three months ended March 31, 2025. The decrease was primarily due to a lower interest rate following the refinancing of long-term debt in the fourth quarter of 2025 and the reduction in our outstanding long-term debt. Interest income was $10 million in the three months ended March 31, 2026 and $11 million in the three months ended March 31, 2025.

Other Expense, Net

Other Expense, Net was $1 million in the three months ended March 31, 2026 and $20 million in the three months ended March 31, 2025. Other Expense, Net primarily represents foreign exchange gains and losses in countries with no or limited markets to hedge, letter of credit fees and other financing charges, including bond redemption premiums partially offset by certain investment gains and losses. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency.

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

Results of Operations by Segment

Financial information by segment is summarized below.

	Three Months Ended March 31, 2026
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$321	$443	$296	$92	$1,152

Direct Costs(a)	(204)	(276)	(203)
Other Expense(b)	(45)	(57)	(39)
DRE Segment Adjusted EBITDA	72				72
WCC Segment Adjusted EBITDA		110			110
PRI Segment Adjusted EBITDA			54		54
All Other					13
Corporate					(16)
Depreciation and Amortization					(70)
Share-based Compensation					(12)
Restructuring Charges					(13)
Other Charges, Net					(15)
Operating Income					$123
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended March 31, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$350	$441	$334	$68	$1,193

Direct Costs(a)	(226)	(258)	(230)
Other Expense(b)	(50)	(55)	(42)
DRE Segment Adjusted EBITDA	74				74
WCC Segment Adjusted EBITDA		128			128
PRI Segment Adjusted EBITDA			62		62
All Other					4
Corporate					(15)
Depreciation and Amortization					(62)
Share-based Compensation					(7)
Restructuring Charges					(29)
Other Charges, Net					(13)
Operating Income					$142
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

DRE Results

	Three Months Ended		Variance
($ in Millions)	March 31, 2026	March 31, 2025	$	% or bps
Revenue	$321	$350	$(29)	(8)%
Direct Costs	(204)	(226)	22	10%
Other Expense	(45)	(50)	5	10%
Segment Adjusted EBITDA	$72	$74	$(2)	(3)%
Segment Adj EBITDA Margin	22.4%	21.1%	n/m	129	bps

DRE revenues of $321 million in the three months ended March 31, 2026, decreased $29 million or 8% compared to $350 million in the three months ended March 31, 2025, respectively.

Of the first quarter year-over-year revenue decrease, approximately 55% of the decrease was from lower activity in managed pressure drilling and approximately 45% of the decrease from lower activity in wireline. Geographically, within the regions with revenue decreases, approximately 40% of the revenue decrease was from Latin America, approximately 35% of the decrease was from Middle East/North Africa/Asia and approximately 25% of the revenue was from the North America region. This was partly offset by revenue increase in Europe/Sub-Sahara Africa/Russia.

DRE segment adjusted EBITDA of $72 million in the three months ended March 31, 2026, decreased $2 million or 3%, compared to $74 million in the three months ended March 31, 2025, respectively. DRE segment adjusted EBITDA margin was 22.4% in the three months ended March 31, 2026 compared to 21.1% in the three months ended March 31, 2025. The first quarter segment adjusted EBITDA decreased year-over-year primarily due to a decline in overall activity. In the first quarter, both direct costs and other expense decreased along with the decrease in activity. The rate of decrease for direct costs and other expense were higher than the rate of decrease in revenue, contributing to the increase in margin.

WCC Results

	Three Months Ended		Variance
($ in Millions)	March 31, 2026	March 31, 2025	$	% or bps
Revenue	$443	$441	$2	—%
Direct Costs	(276)	(258)	(18)	(7)%
Other Expense	(57)	(55)	(2)	(4)%
Segment Adjusted EBITDA	$110	$128	$(18)	(14)%
Segment Adj EBITDA Margin	24.8%	29.0%	n/m	(419)	bps

WCC revenues of $443 million in the three months ended March 31, 2026, increased $2 million, or largely flat year over year, compared to $441 million in the three months ended March 31, 2025.

The first quarter year-over-year increase was primarily due to increase of activity in liner hangers which was responsible for approximately 80% of the increase within product lines with revenue increases. This increase was partly offset by a revenue decrease in well services. Geographically, within the regions with revenue increases, approximately 50% of the increase was from North America and approximately 35% of the increase was from the Latin America region. This increase was mostly offset by a revenue decrease in the Middle East/North Africa/Asia region.

WCC segment adjusted EBITDA of $110 million in the three months ended March 31, 2026, decreased $18 million or 14%, compared to $128 million in the three months ended March 31, 2025. WCC segment adjusted EBITDA margin was 24.8% in the three months ended March 31, 2026, compared to 29.0% in the three months ended March 31, 2025. The first quarter segment adjusted EBITDA decreased year-over-year primarily due to an increase in direct operating costs. In the first quarter, both direct costs and other expense increased along with a modest increase in revenue. However, the rate of increase in direct costs and other expense was higher than the rate of increase in revenue, contributing to the decrease in margin.

PRI Results

	Three Months Ended		Variance
($ in Millions)	March 31, 2026	March 31, 2025	$	% or bps
Revenue	$296	$334	$(38)	(11)%
Direct Costs	(203)	(230)	27	12%
Other Expense	(39)	(42)	3	7%
Segment Adjusted EBITDA	$54	$62	$(8)	(13)%
Segment Adj EBITDA Margin	18.2%	18.6%	n/m	(32)	bps

PRI revenues of $296 million in the three months ended March 31, 2026, decreased $38 million or 11% compared to $334 million in the three months ended March 31, 2025.

Of the first quarter year-over-year revenue decrease, approximately 65% of the decrease was from lower activity in pressure pumping and approximately 40% of the decrease was attributable to a decline in activity for intervention services and drilling tools. The sale of our pressure pumping business in Argentina in the second quarter of 2025 was the primary contributor to the decline in pressure pumping activity. The decrease in revenue was partly offset by a revenue increase from sub-sea intervention activity. Geographically, within the regions with revenue decreases, approximately 55% of the revenue decrease was from North America and approximately 40% of the revenue decrease was from Latin America. This was partly offset by revenue increase in the Europe/Sub-Sahara Africa/Russia region.

PRI segment adjusted EBITDA of $54 million in the three months ended March 31, 2026, decreased $8 million or 13% compared to $62 million in the three months ended March 31, 2025. PRI segment adjusted EBITDA margin was 18.2% in the three months ended March 31, 2026, compared to 18.6% in the three months ended March 31, 2025. The first quarter segment adjusted EBITDA decreased year-over-year primarily due to a decline in overall activity. Both direct costs and other expense decreased along with the decrease in activity. The rate of decrease for direct costs was higher than the rate of decrease in revenue. However, the rate of decrease in other expense was lower than rate of decrease in revenue, contributing to the decrease in margin.

All Other Results

All Other results were from non-core business activities that do not individually meet the criteria for segment reporting, including integrated services and projects, which includes pass-through and project management services.

All Other revenues were $92 million in the three months ended March 31, 2026, compared to $68 million in the three months ended March 31, 2025. The year-over-year increase was due to higher international activity for integrated services and projects.

Corporate

Corporate incurred net expense was $16 million in the three months ended March 31, 2026 compared to $15 million in the three months ended March 31, 2025.

Depreciation and Amortization

Depreciation and amortization expense was $70 million in the three months ended March 31, 2026 compared to $62 million in the three months ended March 31, 2025. The year-over-year increase was primarily due to a larger asset base.

Share-based Compensation

We recognized $12 million of share-based compensation in the three months ended March 31, 2026 compared to $7 million in the three months ended March 31, 2025. The year-over-year increase was primarily due to the timing of equity grants and increased expense related to performance-based awards.

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

As we look forward to the second quarter, market conditions remain uncertain due to evolving trade and tariff policies, geopolitical instability and changes in global supply. During the three months ended March 31, 2026, the conflict in Iran contributed to disruption in the Middle East, including activity delays and higher logistics and transportation costs, and higher commodity prices. We expect the conflict to negatively impact operating income results in the first half of 2026. However, in the event the Iran Conflict is completed by the end of the second quarter, we expect activity to improve in the second half of 2026. As the market works through supply chain constraints, lead times and logistical bottlenecks associated with the conflict, we expect the resulting impacts to become more apparent over the near term, with activity improving as conditions normalize.

Over the mid to long-term, we believe the industry is entering a period of tighter physical oil and gas markets, and we are well positioned to benefit as customers prioritize energy security, capacity additions, redundancy and infrastructure hardening, and as service intensity supports a tightening services environment. While we remain cautious on our activity profile as we calibrate macroeconomic conditions with customer demand, we are confident that our differentiated technologies and market penetration will provide a pathway to long-cycle growth. We continue to closely monitor and adapt to macroeconomic and trade conditions, potential supply chain disruptions, inflationary factors, and other labor and logistical constraints that could impact our operations and results.

Liquidity and Capital Resources

At March 31, 2026, we had cash and cash equivalents of $1,012 million and $38 million in restricted cash, compared to $987 million of cash and cash equivalents and $55 million in restricted cash at December 31, 2025.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net Cash Provided by Operating Activities	$136	$142
Net Cash Used in Investing Activities	$(68)	$(79)
Net Cash Used in Financing Activities	$(56)	$(133)

Operating Activities

Cash provided by operating activities was $136 million for the three months ended March 31, 2026 compared to cash provided by operating activities of $142 million for the three months ended March 31, 2025. The decrease in cash provided by operating activities in the first quarter of 2026 over the same period in 2025 was primarily due to lower accounts receivable collections during the current period, offset by lower payments on accounts payable.

Investing Activities

Cash used in investing activities was $68 million for the three months ended March 31, 2026. The primary investing use of cash was for capital expenditures of $54 million. Cash used in investing activities also includes $12 million in equity investments.

Cash used in investing activities was $79 million for the three months ended March 31, 2025. The primary investing activities were cash used for capital expenditures of $77 million.

Financing Activities

Cash used in financing activities was $56 million for the three months ended March 31, 2026. The primary financing uses of cash were for cash dividends of $20 million, tax remittances on equity awards vested of $17 million and share repurchases of $10 million (see “Note 9 – Shareholders’ Equity”).

Cash used in financing activities was $133 million for the three months ended March 31, 2025. The primary financing uses of cash were share repurchases of $53 million, repayments and repurchases of long-term debt of $39 million, tax remittances on equity awards of $20 million and cash dividends of $18 million.

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

In addition, we have derivative financial instruments where we have notional amounts that do not generally represent cash amounts exchanged by the parties and are calculated based on the terms of the derivative instrument, however, in the event of a related default, we could potentially be required to pay. See further discussion in our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). Our cash requirements also include payments for our shareholder returns programs described in “Note 9 – Shareholders’ Equity.”

As of March 31, 2026, we had outstanding debt of $236 million in aggregate principal amount for our 2030 Senior Notes and $1.2 billion in aggregate principal amount for our 2033 Senior Notes. We expect to pay $103 million in interest payments in 2026 specific to these notes. See “Note 7 – Borrowings and Other Debt Obligations” for additional information.

Our capital spend is expected to be 3-5% of revenue over a 12 to 18 month rolling period and our 2026 capital spend is projected to be within the same framework. Our payments on our operating and finance leases in 2026 are expected to be approximately $59 million and $37 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At March 31, 2026 and December 31, 2025, we had approximately $145 million and $31 million, respectively, of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. As we continue to conduct business in certain countries with cash that cannot be immediately repatriated, we may consider infrequent transactions to safeguard our cash from exposure to the effects of inflation and currency devaluation. Repatriation of those cash balances might result in incremental taxes or losses.

Ratings Services’ Credit Ratings

Our credit ratings at December 31, 2025 have been maintained as follows:
•Moody's Investors Service maintained a Corporate Family Rating of Ba2 and a positive outlook
•Standard and Poor maintained issuer credit ratings of ‘BB;’ with a stable outlook
•Fitch Ratings maintained our issuer credit ratings of ‘BB;’ with a stable outlook

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

Our net accounts receivables in Mexico were 28% and 27% of our total net accounts receivables, as of March 31, 2026 and December 31, 2025, respectively, of which our largest customer in the country accounted for 24% of our total net outstanding accounts receivables at each date. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations; and delays or failures to pay or defaults, if any, could negatively impact the future results of the Company.

As of March 31, 2026 and December 31, 2025, our net accounts receivables in the U.S was 10% and 11% of total net accounts receivables, respectively. Except for the above, no other country accounted for more than 10% of our net accounts receivables balance.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-back. During the three months ended March 31, 2026 and March 31, 2025, we sold accounts receivable balances of $6 million and $55 million, and received cash proceeds of $6 million and $55 million, respectively, at the time of factoring. The above factoring proceeds were included in Net Cash Provided by Operating Activities in the Condensed Consolidated Statements of Cash Flows.

Guarantees

Our 2030 Senior Notes were issued by Weatherford International Ltd. (“Weatherford Bermuda”) and guaranteed by the Company and other subsidiary guarantors party thereto. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford International, LLC (now Weatherford US Holding, LLC following a name change effective March 19, 2026, “Weatherford Delaware”) as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware.

Our 2033 Senior Notes were issued by Weatherford Bermuda and guaranteed by the Company and other subsidiary guarantors party thereto. On October 24, 2025, the indenture related to our 2033 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware.

Credit Agreement, Letters of Credit and Surety Bonds
Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At March 31, 2026 and December 31, 2025, the Credit Agreement allowed for a total commitment amount of $1 billion, maturing on the earlier of (a) September 18, 2030 and (b) to the extent that more than $200 million of 2030 Senior Notes or Permitted Refinancing Indebtedness in respect thereof is outstanding on such date, the date that is 91 days prior to the stated maturity date of the 2030 Senior Notes or any Permitted Refinancing Indebtedness in respect thereof. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

As of March 31, 2026, under the Credit Agreement we had zero borrowings, $7 million in financial letters of credit and $257 million in performance letters of credit outstanding. Additionally as of March 31, 2026, we had $193 million letters of credit under various uncommitted bi-lateral facilities ($32 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

As of December 31, 2025, under the Credit Agreement we had zero borrowings, $7 million in financial letters of credit and $245 million in performance letters of credit outstanding. Additionally as of December 31, 2025, we had $207 million of letters of credit under various uncommitted bi-lateral facilities ($47 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

We utilize surety bonds as part of our customary business practice in certain regions, primarily Latin America. As of March 31, 2026 and December 31, 2025, we had surety bonds outstanding of $570 million and $629 million, respectively. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

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

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, or if earlier, as of the date they were made, and we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following, together with disclosures under the heading “Item 1A. Risk Factors” in our 2025 Form 10-K, Part I, and “Part II – Other Information – Item 1A. Risk Factors” of this Form 10-Q, sets forth certain risks and uncertainties relating to our forward-looking statements that may cause actual results to be materially different from our present expectations or projections:

•global political, economic and market conditions, political disturbances, war or other global conflicts, terrorist attacks, changes in global trade policies, tariffs and sanctions, weak local economic conditions and international currency fluctuations (including the Russia Ukraine Conflict, the Iran Conflict and other conflicts in the Middle East);
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk has not changed materially since December 31, 2025. For additional information, see Note 7 – Borrowings and Other Debt Obligations” in the Notes to Condensed Consolidated Financial Statements, as well as “Other Expense, Net” and “Liquidity and Capital Resources” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 8 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2025 Form 10-K, Part I, under the heading “Item 1A. Risk Factors” as supplemented by the risk factors described in our definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2026 and other information included and incorporated by reference in this report. As of March 31, 2026, there have been no material changes in our assessment of our risk factors from the aforementioned.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Following is a summary of our repurchases of our ordinary shares during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
January 1 - 31	38,909	$87.35	38,909	$296,593,714
February 1 - 28	31,758	$101.67	31,758	$293,364,912
March 1 - 31	40,462	$92.41	40,462	$289,625,983
Total	111,129	$93.28	111,129

(1) On July 23, 2024, we announced a program under which we may repurchase our ordinary shares from time to time, up to $500 million through June 2027. Approximately $290 million remained authorized for repurchases as of March 31, 2026. From the inception of this program in July of 2024 through March 31, 2026, we have repurchased approximately 3.0 million ordinary shares for $210 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Weatherford International plc

Date:	April 22, 2026	By:	/s/ Anuj Dhruv
Anuj Dhruv
Executive Vice President and Chief Financial Officer

Date:	April 22, 2026	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and Chief Accounting Officer