Form 10-Q
period 2026-06-30
Weatherford International plc
filed 2026-07-22
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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

As of July 16, 2026, there were 71,685,443 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Second Quarter Ended June 30, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in millions, except per share amounts)	2026	2025	2026	2025
Revenue:
Services	$676	$732	$1,387	$1,473
Products	429	472	870	924
Total Revenue	1,105	1,204	2,257	2,397

Costs and Expenses:
Cost of Services	443	464	919	928
Cost of Products	329	365	665	720
Research and Development	20	30	41	59
Selling, General and Administrative	172	164	340	325
Gain on Sale of Business	—	(70)	—	(70)
Restructuring Charges	9	11	22	40
Other Charges, Net	25	3	40	16
Total Costs and Expenses	998	967	2,027	2,018
Operating Income	107	237	230	379

Other Expense:
Interest Expense, Net of Interest Income of $11, $14, $21 and $25	(16)	(21)	(33)	(47)
Other Expense, Net	(16)	(25)	(17)	(45)
Income Before Income Taxes	75	191	180	287
Income Tax Provision	(33)	(46)	(29)	(56)
Net Income	42	145	151	231
Net Income Attributable to Noncontrolling Interests	3	9	4	19
Net Income Attributable to Weatherford	$39	$136	$147	$212

Basic Income per Share	$0.55	$1.87	$2.05	$2.91
Basic Weighted Average Shares Outstanding	71.9	72.2	71.9	72.7

Diluted Income per Share	$0.55	$1.87	$2.04	$2.90
Diluted Weighted Average Shares Outstanding	72.2	72.4	72.2	72.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2026	2025	2026	2025
Net Income	$42	$145	$151	$231
Foreign Currency Translation Adjustments	16	65	3	161
Comprehensive Income	58	210	154	392
Comprehensive Income Attributable to Noncontrolling Interests	3	9	4	19
Comprehensive Income Attributable to Weatherford	$55	$201	$150	$373
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars and shares in millions, except par value)	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Cash and Cash Equivalents	$1,100	$987
Restricted Cash	37	55
Accounts Receivable, Net of Allowance for Credit Losses of $12 at June 30, 2026 and $10 at December 31, 2025	1,104	1,234
Inventories, Net	811	836
Other Current Assets	246	260
Total Current Assets	3,298	3,372
Property, Plant and Equipment, Net of Accumulated Depreciation of $1,220 at June 30, 2026 and $1,150 at December 31, 2025	1,131	1,124
Intangibles, Net of Accumulated Amortization of $858 at June 30, 2026 and $828 at December 31, 2025	265	285
Operating Lease Assets	118	128
Other Non-Current Assets	290	288
Total Assets	$5,102	$5,197

Liabilities:
Current Portion of Long-term Debt	$30	$30
Accounts Payable	625	650
Accrued Salaries and Benefits	241	285
Income Taxes Payable	95	129
Current Portion of Operating Lease Liabilities	42	48
Other Current Liabilities	374	395
Total Current Liabilities	1,407	1,537
Long-term Debt	1,450	1,455
Operating Lease Liabilities	100	109
Non-current Taxes Payable	217	242
Other Non-Current Liabilities	139	158
Total Liabilities	$3,313	$3,501

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 71.8 shares at June 30, 2026 and 71.6 at December 31, 2025	$—	$—
Capital in Excess of Par Value	2,794	2,815
Retained Deficit	(1,022)	(1,129)
Accumulated Other Comprehensive Income	16	13
Shareholders’ Equity	1,788	1,699
Noncontrolling Interests	1	(3)
Total Shareholders’ Equity	1,789	1,696
Total Liabilities and Shareholders’ Equity	$5,102	$5,197
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Cash Flows From Operating Activities:
Net Income	$151	$231
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	141	126
Foreign Exchange Losses	6	30
Gain on Disposition of Assets	(13)	(4)
Gain on Sale of Business	—	(70)
Deferred Income Tax Provision	9	2
Share-Based Compensation	23	16
Changes in Accounts Receivable, Inventory, Accounts Payable, Accrued Salaries and Benefits and Income Taxes Payable:
Accounts Receivable	143	132
Inventories	(3)	(7)
Accounts Payable	(28)	(107)
Accrued Salaries and Benefits	(44)	(57)
Income Taxes Payable	(30)	(8)
Other Changes, Net	(44)	(14)
Net Cash Provided by Operating Activities	311	270
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(96)	(131)
Proceeds from Disposition of Assets	9	6
Proceeds from Sale of Business	—	97
Purchases of Blue Chip Swap Securities	(14)	(83)
Proceeds from Sales of Blue Chip Swap Securities	14	82
Other Investing Activities	(23)	(7)
Net Cash Used in Investing Activities	(110)	(36)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(17)	(73)
Distributions to Noncontrolling Interests	(5)	(8)
Tax Remittance on Equity Awards Vested	(18)	(20)
Share Repurchases	(26)	(87)
Dividends Paid	(40)	(36)
Other Financing Activities	1	(6)
Net Cash Used in Financing Activities	(105)	(230)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(1)	24
Net Increase in Cash, Cash Equivalents and Restricted Cash	95	28
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,042	975
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,137	$1,003
Supplemental Cash Flow Information:
Interest Paid	$55	$70
Income Taxes Paid, Net of Refunds	$82	$86

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

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, which consist of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position and cash flows of Weatherford and its subsidiaries for the periods presented and are not necessarily indicative of the results that may be expected for a full year. Our financial statements have been prepared on a consolidated basis. Under this basis, our financial statements consolidate all wholly owned subsidiaries and controlled joint ventures. All intercompany accounts and transactions have been eliminated.

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2025 Form 10-K for the discussion on our significant accounting policies. Certain reclassifications have been made to these Condensed Consolidated Financial Statements and accompanying footnotes for the three and six months ended June 30, 2025 to conform to the presentation for the three and six months ended June 30, 2026.

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

The Company’s chief operating decision maker (“CODM”), our chief executive officer, uses segment adjusted EBITDA to measure the profitability of each segment. The regularly reviewed historical, current and forecasted segment adjusted EBITDA data is utilized by the CODM to allocate Company resources. The CODM also uses segment adjusted EBITDA to drive efficiencies and develop competitive strategies. Segment adjusted EBITDA is based on segment earnings before interest, taxes, depreciation, amortization, share-based compensation expense and other adjustments. All Other includes results from non-core business activities (including integrated services and projects), and Corporate Costs includes overhead support and centrally managed or shared facilities costs. All Other and Corporate Costs do not individually meet the criteria for segment reporting.

	Three Months Ended June 30, 2026
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$291	$433	$316	$65	$1,105

Direct Costs(a)	(192)	(272)	(206)
Other Expense(b)	(41)	(54)	(40)
DRE Segment Adjusted EBITDA	58				58
WCC Segment Adjusted EBITDA		107			107
PRI Segment Adjusted EBITDA			70		70
All Other					6
Corporate Costs					(18)
Depreciation and Amortization					(71)
Share-based Compensation					(11)
Restructuring Charges					(9)
Other Charges, Net					(25)
Operating Income					$107
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Six Months Ended June 30, 2026
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$612	$876	$612	$157	$2,257

Direct Costs(a)	(396)	(548)	(409)
Other Expense(b)	(86)	(111)	(79)
DRE Segment Adjusted EBITDA	130				130
WCC Segment Adjusted EBITDA		217			217
PRI Segment Adjusted EBITDA			124		124
All Other					19
Corporate Costs					(34)
Depreciation and Amortization					(141)
Share-based Compensation					(23)
Restructuring Charges					(22)
Other Charges, Net					(40)
Operating Income					$230
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended June 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$335	$456	$327	$86	$1,204

Direct Costs(a)	(220)	(279)	(220)
Other Expense(b)	(46)	(59)	(44)
DRE Segment Adjusted EBITDA	69				69
WCC Segment Adjusted EBITDA		118			118
PRI Segment Adjusted EBITDA			63		63
All Other					19
Corporate Costs					(15)
Depreciation and Amortization					(64)
Share-based Compensation					(9)
Gain on Sale of Business					70
Restructuring Charges					(11)
Other Charges, Net					(3)
Operating Income					$237
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Six Months Ended June 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$685	$897	$661	$154	$2,397

Direct Costs(a)	(446)	(537)	(450)
Other Expense(b)	(96)	(114)	(86)
DRE Segment Adjusted EBITDA	143				143
WCC Segment Adjusted EBITDA		246			246
PRI Segment Adjusted EBITDA			125		125
All Other					23
Corporate Costs					(30)
Depreciation and Amortization					(126)
Share-based Compensation					(16)
Gain on Sale of Business					70
Restructuring Charges					(40)
Other Charges, Net					(16)
Operating Income					$379
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Depreciation and Amortization:
DRE	$23	$21	$46	$40
WCC	12	12	24	24
PRI	22	18	46	36
Corporate and Other	14	13	25	26
Total Depreciation and Amortization	$71	$64	$141	$126

Capital Expenditures:
DRE	$16	$25	$35	$50
WCC	13	8	24	16
PRI	5	15	10	46
Corporate and Other	8	6	27	19
Total Capital Expenditures	$42	$54	$96	$131

(Dollars in millions)	June 30, 2026	December 31, 2025
Total Assets:
DRE	$935	$931
WCC	995	1,055
PRI	790	771
Corporate and Other (a)	2,382	2,440
Total	$5,102	$5,197
(a) Corporate and other total assets primarily include cash and cash equivalents, certain intangible assets, and centrally managed or shared facilities.

PP&E, Net and Operating Lease Assets by Geographic Area

As of June 30, 2026 and December 31, 2025, the U.S. accounted for 22% and 23%, respectively, and the Kingdom of Saudi Arabia accounted for 13% at each period, of our PP&E, Net and operating lease assets identifiable by geography. No other country accounted for more than 10% of our PP&E, Net and operating lease assets identifiable by geography as of June 30, 2026 and December 31, 2025. We had no PP&E, Net and operating lease assets in our country of domicile (Ireland) as of June 30, 2026 and December 31, 2025.

(Dollars in millions)	June 30, 2026	December 31, 2025
North America (a)	$299	$314
Latin America	139	153
Middle East/North Africa/Asia	494	507
Europe/Sub-Sahara Africa/Russia	240	231
PP&E, Net and Operating Lease Assets by Geography (b)	$1,172	$1,205
(a) North America consists of the U.S. and Canada.
(b) Corporate assets not allocated by geography are excluded from this total.

3 – Revenue

Disaggregated Revenue

The following table disaggregates our revenue from contracts with customers by geographic area and includes equipment rental revenue. Equipment rental revenues were $22 million and $40 million in the three and six months ended June 30, 2026, respectively, and $32 million and $67 million for the three and six months ended June 30, 2025, respectively.

During the three and six months ended June 30, 2026, the U.S. accounted for 15% and 14% of total revenue, respectively. During the three and six months ended June 30, 2025, the U.S. accounted for 16% of total revenue in each period and the Kingdom of Saudi Arabia accounted for 11% of total revenue in each period. No other country accounted for more than 10% of our revenue in the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue by Geographic Areas:
North America (a)	$205	$241	$425	$491

International	900	963	1,832	1,906
Middle East/North Africa/Asia	446	524	922	1,027
Latin America	197	195	420	436
Europe/Sub-Sahara Africa/Russia	257	244	490	443
Total Revenue	$1,105	$1,204	$2,257	$2,397
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings, and cash collections results in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of June 30, 2026 and December 31, 2025:

(Dollars in millions)	June 30, 2026	December 31, 2025
Receivables for Products and Services in Accounts Receivable, Net	$1,083	$1,209
Receivables for Equipment Rentals in Account Receivable, Net	$21	$25
Accounts Receivable, Net	$1,104	$1,234

Contract Assets in Other Current Assets	$85	$71
Contract Assets in Other Non-Current Assets	$30	$32
Contract Liabilities in Other Current Liabilities	$60	$48
Contract Liabilities in Other Non-Current Liabilities	$2	$2

4 – Restructuring Charges

Restructuring charges were $9 million and $22 million in the three and six months ended June 30, 2026, respectively, and $11 million and $40 million in the three and six months ended June 30, 2025, respectively, and are presented as “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations. These charges were related to optimization and efficiency initiatives throughout the organization and primarily relate to severance expenses.

Restructuring liabilities were $20 million as of June 30, 2026 and $22 million as of December 31, 2025, respectively. Of the restructuring liabilities, $17 million and $19 million are recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. The remaining $3 million is recorded in “Other Non-Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of both June 30, 2026 and December 31, 2025, respectively. Changes in the liabilities are primarily driven by restructuring charges and cash payments.

The following table presents total restructuring charges by segment and Corporate and Other in the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
DRE	$2	$1	$4	$9
WCC	5	1	6	8
PRI	2	—	5	8
Corporate and Other	—	9	7	15
Total Restructuring Charges	$9	$11	$22	$40

5 – Inventories, Net

Inventories are reported net of reserves of $125 million and $118 million as of June 30, 2026 and December 31, 2025, respectively, and are presented by category in the table below:

(Dollars in millions)	June 30, 2026	December 31, 2025
Finished Goods	$711	$742
Work in Process and Raw Materials, Components and Supplies	100	94
Inventories, Net	$811	$836

The change in inventory reserves includes inventory charges, primarily offset by the disposal of inventory previously reserved. The charges are recorded in “Cost of Products” on our Condensed Consolidated Statements of Operations in the amount of $10 million and $21 million in the three and six months ended June 30, 2026, respectively, and $9 million and $14 million during the three and six months ended June 30, 2025, respectively.

6 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	June 30, 2026	December 31, 2025
Developed and Acquired Technology, Net of Accumulated Amortization of $595 at June 30, 2026 and $586 at December 31, 2025	$119	$118
Trade Names, Net of Accumulated Amortization of $263 at June 30, 2026 and $242 at December 31, 2025	146	167
Intangibles, Net of Accumulated Amortization of $858 at June 30, 2026 and $828 at December 31, 2025	$265	$285

Amortization expense was $16 million and $31 million in the three and six months ended June 30, 2026, respectively, and $15 million and $29 million in the three and six months ended June 30, 2025, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations.

7 – Borrowings and Other Debt Obligations

(Dollars in millions)	June 30, 2026	December 31, 2025
Current Portion of Finance Leases	$30	$30
Current Portion of Long-term Debt	$30	$30

6.75% Senior Notes due 2033 “2033 Senior Notes”	$1,182	$1,181
8.625% Senior Notes due 2030 “2030 Senior Notes”	234	234
Finance Leases	34	40
Long-term Debt	$1,450	$1,455

2030 Senior Notes

On October 27, 2021, Weatherford International Ltd. (“Weatherford Bermuda”) issued 8.625% senior notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest on the 2030 Senior Notes is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford International, LLC (now Weatherford US Holding, LLC following a name change effective March 19, 2026, “Weatherford Delaware”) as co-issuer and co-obligor, and concurrently release the guarantee of Weatherford Delaware. At June 30, 2026 and December 31, 2025, the carrying value represented the remaining unpaid principal of $236 million, offset by unamortized deferred issuance cost of $2 million.

2033 Senior Notes

On October 6, 2025, Weatherford Bermuda issued 6.75% senior notes in aggregate principal amount of $1.2 billion maturing on October 15, 2033 (the “2033 Senior Notes”). Interest on the 2033 Senior Notes is payable semiannually on April 15th and October 15th of each year, beginning on April 15, 2026. On October 24, 2025, the indenture related to our 2033 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware. At June 30, 2026, the carrying value represents the remaining unpaid principal of $1.2 billion, offset by unamortized deferred issuance cost of $18 million. At December 31, 2025, the carrying value represented the remaining unpaid principal of $1.2 billion, offset by unamortized deferred issuance cost of $19 million.

Credit Agreement

Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At June 30, 2026 and December 31, 2025, the Credit Agreement allowed for a total commitment amount of $1 billion, maturing on the date that occurs first: (a) September 18, 2030 or (b) if more than $200 million of the 2030 Senior Notes remain outstanding, the date that is 91 days before the maturity of those notes. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

As of June 30, 2026, under the Credit Agreement we had zero borrowings, $4 million in financial letters of credit and $243 million in performance letters of credit outstanding. Additionally as of June 30, 2026, we had $233 million letters of credit under various uncommitted bi-lateral facilities ($32 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

	June 30, 2026		December 31, 2025
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.625% Senior Notes due 2030	$234	$238	$234	$242
6.75% Senior Notes due 2033	$1,182	$1,225	$1,181	$1,226
Long-Term Debt (excluding Finance Leases)	$1,416	$1,463	$1,415	$1,468

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

9 – Shareholders’ Equity

Shares issued and outstanding on our Condensed Consolidated Balance Sheets increased from 71.6 million as of December 31, 2025 to 71.8 million as of June 30, 2026. The increase was due to the issuance of 0.4 million of our ordinary shares for equity awards vested and delivered, net of shares withheld for taxes, partially offset by the cancellation of 0.2 million of our ordinary shares repurchased for $26 million.

During the six months ended June 30, 2026, we declared and paid $40 million in dividends and accrued an immaterial amount of dividend equivalent rights on share-based awards.

The following summarizes our shareholders’ equity activity for the three and six months ended June 30, 2026 and 2025:

(Dollars in millions)	Ordinary Shares	Par Value	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2025	71.6	$—	$2,815	$(1,129)	$13	$(3)	$1,696
Net Income	—	—	—	108	—	1	109
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	0.4	—	(6)	—	—	—	(6)
Share Repurchases	(0.1)	—	(10)	—	—	—	(10)
Dividends Declared ($0.275 per share) (1)	—	—	—	(20)	—	—	(20)
Other Comprehensive Loss	—	—	—	—	(13)	—	(13)
Other	—	—	—	—	—	3	3
Balance at March 31, 2026	71.9	$—	$2,799	$(1,041)	$—	$1	$1,759
Net Income	—	—	—	39	—	3	42
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	—	—	11	—	—	—	11
Share Repurchases	(0.1)	—	(16)	—	—	—	(16)
Dividends Declared ($0.275 per share) (1)	—	—	—	(20)	—	—	(20)
Distributions to Noncontrolling Interests	—	—	—	—	—	(5)	(5)
Other Comprehensive Income	—	—	—	—	16	—	16
Other	—	—	—	—	—	2	2
Balance at June 30, 2026	71.8	$—	$2,794	$(1,022)	$16	$1	$1,789
(1) Includes dividend equivalent rights on share-based awards.

(Dollars in millions)	Ordinary Shares	Par Value	Capital In Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2024	72.1	$—	$2,921	$(1,486)	$(150)	$(2)	$1,283
Net Income	—	—	—	76	—	10	86
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	1.3	—	(34)	—	—	—	(34)
Share Repurchases	(0.8)	—	(53)	—	—	—	(53)
Dividends Declared ($0.25 per share) (1)	—	—	—	(18)	—	—	(18)
Other Comprehensive Income	—	—	—	—	96	—	96
Balance at March 31, 2025	72.6	$—	$2,834	$(1,428)	$(54)	$8	$1,360
Net Income	—	—	—	136	—	9	145
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	—	—	10	—	—	—	10
Share Repurchases	(0.8)	—	(34)	—	—	—	(34)
Dividends Declared ($0.25 per share) (1)	—	—	—	(19)	—	—	(19)
Distributions to Noncontrolling Interests	—	—	—	—	—	(8)	(8)
Other Comprehensive Income	—	—	—	—	65	—	65
Balance at June 30, 2025	71.8	$—	$2,810	$(1,311)	$11	$9	$1,519
(1) Includes dividend equivalent rights on share-based awards.

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the six months ended June 30, 2026 and 2025:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2025	$1	$12	$13
Other Comprehensive Income	3	—	3
Balance at June 30, 2026	$4	$12	$16

Balance at December 31, 2024	$(156)	$6	$(150)
Other Comprehensive Income	161	—	161
Balance at June 30, 2025	$5	$6	$11

10 – Income per Share

A reconciliation of the number of shares used for the basic and diluted income per share calculation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2026	2025	2026	2025
Net Income Attributable to Weatherford	$39	$136	$147	$212

Basic Weighted Average Shares Outstanding	71.9	72.2	71.9	72.7
Dilutive Effect of Awards Granted in Stock Incentive Plan	0.3	0.2	0.3	0.2
Diluted Weighted Average Shares Outstanding	72.2	72.4	72.2	72.9

Basic Income per Share	$0.55	$1.87	$2.05	$2.91
Diluted Income per Share	$0.55	$1.87	$2.04	$2.90

Antidilutive Weighted Average Shares:
Equity Awards	0.4	0.7	0.3	0.6
Total Antidilutive Weighted Average Shares	0.4	0.7	0.3	0.6

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

11 – Income Taxes

We recognized a tax expense of $33 million and $29 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 where we recognized a tax expense of $46 million and $56 million, respectively. Income tax expense was lower in the three months ended June 30, 2026 compared to the same period in 2025 primarily due to decreased earnings before taxes. Income tax expense was lower in the six months ended June 30, 2026 compared with the corresponding period in 2025 primarily due to decreased earnings before taxes and increased recognition of benefits from previously uncertain tax positions. The recognized benefit amounts for the first quarters of 2026 and 2025 were $44 million and $26 million, respectively. We calculate our income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes.

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

12 – Subsequent Events

Declaration of cash dividend

On July 16, 2026, our Board of Directors declared a cash dividend of $0.275 per share of the Company’s ordinary shares, payable on September 3, 2026 to shareholders of record as of August 6, 2026.

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

Recent Developments

The Company plans to hold two shareholder meetings on September 3, 2026 to consider a proposal to redomesticate the parent company from Ireland to the United States as a Delaware corporation (“Redomestication”), following an earlier Texas redomestication proposal that, despite receiving over 60% support, did not receive the requisite shareholder approval. The proposed Redomestication is subject to customary conditions, including shareholder approval and sanction by the High Court of Ireland, and is expected to be completed during the fourth quarter of 2026.

On May 31, 2026, the Company entered into a definitive merger agreement to acquire NCS Multistage Holdings, Inc., which will become a wholly owned subsidiary of Weatherford upon closing (“Proposed Transaction”). The transaction consideration consists of Weatherford ordinary shares or a combination of ordinary shares and cash, subject to certain limitations, adjustments and proration provisions. This merger is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second half of 2026.

Business

Weatherford is a leading global energy services company providing equipment and services used in the drilling, evaluation, well construction, completion, production, intervention and responsible abandonment of wells in the oil and natural gas exploration and production industry as well as new energy platforms.

We conduct business in approximately 75 countries, answering the challenges of the energy industry with 302 operating locations including manufacturing, research and development, service, and training facilities. Our operational performance is reviewed and managed across the life cycle of the wellbore, and we report in three segments (1) Drilling and Evaluation, (2) Well Construction and Completions, and (3) Production and Intervention.

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

Lower oil and natural gas prices and lower rig count generally correlate to lower exploration and production spending, and higher oil and natural gas prices and higher rig count generally correlate to higher exploration and production spending. Therefore, our financial results can be significantly affected by oil and natural gas prices as well as rig counts. As shown in the following tables, as of three and six months ended June 30, 2026, the average WTI oil price and average Brent crude oil price were higher compared to three and six months ended June 30, 2025 while the average Henry Hub natural gas prices were lower than during the three months ended June 30, 2025 and higher than during the six months ended June 30, 2025. Average rig counts decreased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Oil prices have experienced increased volatility and upward pressure in response to the ongoing geopolitical conflict involving Iran, the U.S. and Israel (“Iran Conflict”). Despite higher oil prices driven by the Iran Conflict, it has adversely impacted exploration and production spending in the Middle East resulting in disruption of global energy supplies and adversely affecting global supply chains, energy markets and overall macroeconomic conditions.

Developments in global trade policy, tariffs, geopolitical conflicts, sanctions, and regulation have affected and may continue to affect our industry. In February 2026, the U.S. Supreme Court ruled that certain tariffs were unlawful and affirmed that jurisdiction for tariff-related matters resided with the Court of International Trade; however, uncertainty persists as new tariffs have been introduced under alternative authorities. We have filed claims for refunds of certain tariffs and have begun receiving approvals and cash receipts, while continuing to prepare and submit additional claims as further guidance becomes available. Separately, certain tariffs implemented in 2026 have been challenged or modified, and we continue to monitor these developments, which are not currently expected to have a material impact on our results.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”), Brent North Sea (“Brent”) crude oil and Henry Hub natural gas.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Oil price - WTI (1)	$95.75	$64.63	$83.87	$68.23
Oil price - Brent (1)	$103.28	$68.01	$91.74	$71.91
Natural gas price - Henry Hub (2)	$2.95	$3.19	$3.87	$3.67
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (rounded to the nearest $0.01)

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
North America	704	699	726	751
International (1)	1,056	1,078	1,070	1,087
Worldwide	1,760	1,777	1,796	1,838
(1) Prior period international rig count figures were retroactively adjusted by Baker Hughes in the third quarter of 2025.

Iran Conflict

The Iran Conflict, which began in February 2026, has and could continue to significantly disrupt the global oil and gas supply-demand balance, increase commodity price volatility and heighten uncertainty in regional operating conditions. We continue to evaluate our operations and business exposure, with a priority on the safety and well‑being of our employees, operating in compliance with applicable laws and sanctions, and performing under existing contracts with customers in the region. Disruptions to transportation routes, higher logistics and insurance costs, and changes in customer activity levels or project timing could continue to affect our operating results, liquidity, and cash flows, particularly if conditions persist or escalate. While the situation remains fluid, adverse impacts can continue in future periods. We will continue to monitor developments and, to the extent possible, mitigate potential impacts on our business and financial position.

Russia Ukraine Conflict

In February 2022, the military conflict between Russia and Ukraine (“Russia Ukraine Conflict”) began and in response we evaluated, and continue to evaluate, our operations, with the priority being centered on the safety and well-being of our employees in the impacted regions, as well as operating in full compliance with applicable international laws and sanctions.

Revenues in Russia were just under 10% and 9% of our total revenues for the three and six months ended June 30, 2026, respectively, compared to 7% of our total revenue for both the three and six months ended June 30, 2025. The increase in Russia revenues as a percentage of consolidated results year over year was driven by revenue decreases in the Middle East/North Africa/Asia region as a result of the Iran Conflict and the strengthening of the Ruble against the U.S. dollar. As of June 30, 2026, our Russia operations included $118 million in cash, $178 million in other current assets, $105 million in property, plant and equipment, net and other non-current assets, and $90 million in liabilities. As of December 31, 2025, our Russia operations included $107 million in cash, $152 million in other current assets, $91 million in property, plant and equipment, net and other non-current assets, and $80 million in liabilities.

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

Consolidated Statements of Operations - Operating Summary

Revenues of $1.1 billion and $2.3 billion in the three and six months ended June 30, 2026, respectively, decreased 8% and 6% compared to $1.2 billion and $2.4 billion in the three and six months ended June 30, 2025, respectively. Year-over-year in the second quarter, product revenues decreased 9% and service revenues decreased 8%. For the same period, revenues declined in all segments with DRE, WCC and PRI responsible for 44%, 23% and 11% of the decrease, respectively, with the remaining decrease from lower activity in integrated services and projects. Year-over-year in the six months ended June 30, 2026, product revenues and service revenues each decreased 6%. For the same period, revenues declined in all segments with DRE, PRI and WCC responsible for 52%, 35% and 15% of the decrease, respectively, with partial offset from a modest increase in integrated services and projects.

Geographically, the year-over-year second quarter revenue decrease was led by declines in Middle East/North Africa/Asia of $78 million and North America of $36 million, and partly offset by a revenue increase of $13 million in the Europe/Sub-Sahara Africa/Russia region. Year-over-year in the six months ended June 30, 2026, revenue decrease was led by declines in Middle East/North Africa/Asia of $105 million and North America of $66 million, and partly offset by a revenue increase of $47 million in the Europe/Sub-Sahara Africa/Russia region. The decrease of revenue was primarily due to market disruptions caused by the Iran Conflict and lower activity in the North America region.

Operating income of $107 million and $230 million in the three and six months ended June 30, 2026, respectively, decreased 55% and 39% compared to $237 million and $379 million in the three and six months ended June 30, 2025, respectively. The second quarter and year-to-date year-over-year decreases were primarily due to the decline in revenue and prior year $70 million gain on the sale of our pressure pumping business in Argentina, with a partial offset from lower cost of products and services, restructuring and research and development costs.

Cost of products and services of $772 million and $1,584 million in the three and six months ended June 30, 2026, respectively, decreased 7% and 4% compared to $829 million and $1,648 million in the three and six months ended June 30, 2025, respectively. The year-over-year decrease was primarily due to a decline in product sales and a reduction in headcount leading to lower personnel costs. Our cost of products and services as a percentage of revenues was 70% in both the three and six months ended June 30, 2026, respectively, compared to 69% in both the three and six months ended June 30, 2025, respectively. The higher cost ratio was primarily due to fixed costs decreasing at a slower rate than revenues.

Selling, general and administrative costs of $172 million and $340 million in the three and six months ended June 30, 2026, respectively, increased 5% compared to $164 million and $325 million in the three and six months ended June 30, 2025, respectively. The year-over-year increase was primarily due to an increase in employee incentive programs and share-based compensation. Selling, general and administrative costs as a percentage of revenues were 16% and 15% in the three and six months ended June 30, 2026, respectively, and 14% in both the three and six months ended June 30, 2025.

Research and development costs of $20 million and $41 million in the three and six months ended June 30, 2026, respectively, decreased 33% and 31% compared to $30 million and $59 million in the three and six months ended June 30, 2025, respectively. The year-over-year decrease was due to lower costs for research and development projects. Research and development costs as a percentage of revenues was 2% in both the three and six months ended June 30, 2026 and 3% in both the three and six months ended June 30, 2025.

Restructuring charges were $9 million and $22 million in the three and six months ended June 30, 2026, respectively, and $11 million and $40 million in the three and six months ended June 30, 2025, respectively. See “Note 4 – Restructuring Charges” for additional information.

Other Charges, Net were $25 million and $40 million in the three and six months ended June 30, 2026, respectively, and $3 million and $16 million in the three and six months ended June 30, 2025, respectively. Other Charges, Net primarily included $12 million and $21 million of costs related to the Redomestication, respectively, and $11 million and $14 million related to mergers and acquisitions costs, respectively, in the three and six months ended June 30, 2026 and primarily included fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico as well as other miscellaneous charges and credits in the three and six months ended June 30, 2025.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest Expense, Net was $16 million and $33 million in the three and six months ended June 30, 2026, respectively, and $21 million and $47 million in the three and six months ended June 30, 2025, respectively. Interest Expense, Net is interest expense net of interest income.

Interest expense was $27 million and $54 million in the three and six months ended June 30, 2026, respectively, and $35 million and $72 million in the three and six months ended June 30, 2025, respectively. The decrease was primarily due to a lower interest rate following the refinancing of long-term debt in the fourth quarter of 2025 and the reduction in our outstanding long-term debt. Interest income was $11 million and $21 million in the three and six months ended June 30, 2026, respectively, and $14 million and $25 million in the three and six months ended June 30, 2025, respectively.

Other Expense, Net

Other Expense, Net was $16 million and $17 million in the three and six months ended June 30, 2026, respectively, and $25 million and $45 million in the three and six months ended June 30, 2025, respectively. Other Expense, Net primarily represents foreign exchange gains and losses in countries with no or limited markets to hedge, letter of credit fees and other financing charges, including bond redemption premiums partially offset by certain investment gains and losses. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency.

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

Results of Operations by Segment

Financial information by segment is summarized below.

	Three Months Ended June 30, 2026
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$291	$433	$316	$65	$1,105

Direct Costs(a)	(192)	(272)	(206)
Other Expense(b)	(41)	(54)	(40)
DRE Segment Adjusted EBITDA	58				58
WCC Segment Adjusted EBITDA		107			107
PRI Segment Adjusted EBITDA			70		70
All Other					6
Corporate Costs					(18)
Depreciation and Amortization					(71)
Share-based Compensation					(11)
Restructuring Charges					(9)
Other Charges, Net					(25)
Operating Income					$107
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Six Months Ended June 30, 2026
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$612	$876	$612	$157	$2,257

Direct Costs(a)	(396)	(548)	(409)
Other Expense(b)	(86)	(111)	(79)
DRE Segment Adjusted EBITDA	130				130
WCC Segment Adjusted EBITDA		217			217
PRI Segment Adjusted EBITDA			124		124
All Other					19
Corporate Costs					(34)
Depreciation and Amortization					(141)
Share-based Compensation					(23)
Restructuring Charges					(22)
Other Charges, Net					(40)
Operating Income					$230
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended June 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$335	$456	$327	$86	$1,204

Direct Costs(a)	(220)	(279)	(220)
Other Expense(b)	(46)	(59)	(44)
DRE Segment Adjusted EBITDA	69				69
WCC Segment Adjusted EBITDA		118			118
PRI Segment Adjusted EBITDA			63		63
All Other					19
Corporate Costs					(15)
Depreciation and Amortization					(64)
Share-based Compensation					(9)
Gain on Sale of Business					70
Restructuring Charges					(11)
Other Charges, Net					(3)
Operating Income					$237
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Six Months Ended June 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$685	$897	$661	$154	$2,397

Direct Costs(a)	(446)	(537)	(450)
Other Expense(b)	(96)	(114)	(86)
DRE Segment Adjusted EBITDA	143				143
WCC Segment Adjusted EBITDA		246			246
PRI Segment Adjusted EBITDA			125		125
All Other					23
Corporate Costs					(30)
Depreciation and Amortization					(126)
Share-based Compensation					(16)
Gain on Sale of Business					70
Restructuring Charges					(40)
Other Charges, Net					(16)
Operating Income					$379
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

DRE Results

	Three Months Ended		Variance
($ in Millions)	June 30, 2026	June 30, 2025	$	% or bps
Revenue	$291	$335	$(44)	(13)%
Direct Costs	(192)	(220)	28	13%
Other Expense	(41)	(46)	5	11%
Segment Adjusted EBITDA	$58	$69	$(11)	(16)%
Segment Adj EBITDA Margin	19.9%	20.6%	n/m	(67)	bps

	Six Months Ended		Variance
($ in Millions)	June 30, 2026	June 30, 2025	$	% or bps
Revenue	$612	$685	$(73)	(11)%
Direct Costs	(396)	(446)	50	11%
Other Expense	(86)	(96)	10	10%
Segment Adjusted EBITDA	$130	$143	$(13)	(9)%
Segment Adj EBITDA Margin	21.2%	20.9%	n/m	37	bps

DRE revenues of $291 million and $612 million in the three and six months ended June 30, 2026, decreased $44 million or 13%, and decreased $73 million or 11% compared to $335 million and $685 million in the three and six months ended June 30, 2025, respectively.

Of the second quarter year-over-year revenue decrease, approximately 50% of the decrease was from lower activity in wireline and approximately 45% of the decrease from lower activity in drilling related services. Geographically, approximately 35% of the revenue decrease was from Middle East/North Africa/Asia, while North America and Latin America each accounted for approximately 30% of the decrease. The Iran Conflict was the primary contributor to the decline of activity in the Middle East/North Africa/Asia region.

Of the year-to-date year-over-year revenue decrease, approximately 50% of the decrease was attributable to lower wireline activity, with the remaining decrease split equally between lower managed pressure drilling activity and lower drilling related services activity. Geographically, approximately 40% of the revenue decrease was from Latin America, approximately 35% of the decrease was from Middle East/North Africa/Asia and approximately 30% of the decrease was from the North America region. This was partly offset by a revenue increase in Europe/Sub-Sahara Africa/Russia.

DRE segment adjusted EBITDA of $58 million and $130 million in the three and six months ended June 30, 2026, decreased $11 million or 16%, and decreased $13 million or 9% compared to $69 million and $143 million in the three and six months ended June 30, 2025, respectively. DRE segment adjusted EBITDA margin was 19.9% and 21.2% in the three and six months ended June 30, 2026 compared to 20.6% and 20.9% in the three and six months ended June 30, 2025, respectively. The second quarter and year-to-date segment adjusted EBITDA decreased year-over-year primarily due to a decline in overall activity. In the second quarter, both direct costs and other expense decreased along with the decrease in activity. The rate of decrease for direct costs and other expense was lower than the decrease in revenue, contributing to the decrease in margin. Year-to-date, both direct costs and other expense decreased along with the decrease in revenue. The rate of decrease for direct costs was higher than the decrease in revenue, resulting in a slight increase in margin.

WCC Results

	Three Months Ended		Variance
($ in Millions)	June 30, 2026	June 30, 2025	$	% or bps
Revenue	$433	$456	$(23)	(5)%
Direct Costs	(272)	(279)	7	3%
Other Expense	(54)	(59)	5	8%
Segment Adjusted EBITDA	$107	$118	$(11)	(9)%
Segment Adj EBITDA Margin	24.7%	25.9%	n/m	(117)	bps

	Six Months Ended		Variance
($ in Millions)	June 30, 2026	June 30, 2025	$	% or bps
Revenue	$876	$897	$(21)	(2)%
Direct Costs	(548)	(537)	(11)	(2)%
Other Expense	(111)	(114)	3	3%
Segment Adjusted EBITDA	$217	$246	$(29)	(12)%
Segment Adj EBITDA Margin	24.8%	27.4%	n/m	(265)	bps

WCC revenues of $433 million and $876 million in the three and six months ended June 30, 2026, decreased $23 million, or 5%, and decreased $21 million or 2%, compared to $456 million and $897 million in the three and six months ended June 30, 2025, respectively.

The second quarter year-over-year decrease was primarily due to lower activity for liner hangers which was responsible for approximately 70% of the decrease within product lines with revenue decreases. This was partly offset by a revenue increase from completions activity. Geographically, approximately all of the revenue decrease was from the Middle East/North Africa/Asia region. The Iran Conflict was the primary contributor to the decline of activity in the Middle East/North Africa/Asia region. The decrease in revenue was partly offset by a revenue increase in the Latin America region.

The year-to-date year-over-year revenue decrease was primarily due to lower activity in well services, liner hangers and cementation products, which accounted for approximately 40%, 30% and 25% of the decrease, respectively, among product lines with revenue decreases. This was partly offset by a revenue increase from completions activity. Geographically, all of the revenue decrease was from the Middle East/North Africa/Asia region. This was partly offset by a revenue increase in the Latin America region.

WCC segment adjusted EBITDA of $107 million and $217 million in the three and six months ended June 30, 2026, decreased $11 million or 9%, and decreased $29 million or 12%, compared to $118 million and $246 million in the three and six months ended June 30, 2025, respectively. WCC segment adjusted EBITDA margin was 24.7% and 24.8% in the three and six months ended June 30, 2026, compared to 25.9% and 27.4% in the three and six months ended June 30, 2025, respectively. The second quarter segment adjusted EBITDA decreased year-over-year primarily due to lower activity in the Middle East/North Africa/Asia region. In the second quarter, both direct costs and other expense decreased along with the decrease in activity. However, the rate of decrease in direct costs was lower than the rate of decrease in revenue, contributing to the decrease in margin. The year-to-date segment adjusted EBITDA decreased year-over-year primarily due to lower activity in the Middle East/North Africa/Asia region and an increase in direct operating costs. Year-to-date, direct costs increased while revenue decreased causing the decrease in margin.

PRI Results

	Three Months Ended		Variance
($ in Millions)	June 30, 2026	June 30, 2025	$	% or bps
Revenue	$316	$327	$(11)	(3)%
Direct Costs	(206)	(220)	14	6%
Other Expense	(40)	(44)	4	9%
Segment Adjusted EBITDA	$70	$63	$7	11%
Segment Adj EBITDA Margin	22.2%	19.3%	n/m	289	bps

	Six Months Ended		Variance
($ in Millions)	June 30, 2026	June 30, 2025	$	% or bps
Revenue	$612	$661	$(49)	(7)%
Direct Costs	(409)	(450)	41	9%
Other Expense	(79)	(86)	7	8%
Segment Adjusted EBITDA	$124	$125	$(1)	(1)%
Segment Adj EBITDA Margin	20.3%	18.9%	n/m	135	bps

PRI revenues of $316 million and $612 million in the three and six months ended June 30, 2026, decreased $11 million or 3% and decreased $49 million or 7%, compared to $327 million and $661 million in the three and six months ended June 30, 2025, respectively.

The second quarter year-over-year revenue decrease was primarily due to a decline in activity for artificial lift which was responsible for approximately 75% of the decrease within product lines with revenue decreases. This was partly offset by a revenue increase from pressure pumping activity. Geographically, within the regions with revenue decreases, approximately 75% of the decrease was from North America. This was partly offset by a revenue increase in the Europe/Sub-Sahara Africa/Russia region.

The year-to-date year-over-year revenue decrease was primarily due to lower activity in artificial lift and intervention services and drilling tools, which accounted for approximately 60% and 40% of the decrease, respectively. Geographically, within the regions with revenue decreases, approximately 60% of the decrease was from North America and approximately 30% of the decrease was from Latin America. This was partly offset by a revenue increase in the Europe/Sub-Sahara Africa/Russia region.

PRI segment adjusted EBITDA of $70 million and $124 million in the three and six months ended June 30, 2026, increased $7 million or 11%, and decreased $1 million or 1%, compared to $63 million and $125 million in the three and six months ended June 30, 2025, respectively. PRI segment adjusted EBITDA margin was 22.2% and 20.3% in the three and six months ended June 30, 2026, compared to 19.3% and 18.9% in the three and six months ended June 30, 2025, respectively. The second quarter segment adjusted EBITDA increased year-over-year primarily due to higher margin activity in intervention services and drilling tools. In the second quarter, both direct costs and other expense decreased along with the decrease in activity. The rate of decrease for direct costs and other expense was higher than the rate of decrease in revenue, contributing to the increase in margin. The year-to-date segment adjusted EBITDA decreased slightly year-over-year with a decline in overall activity offset by reduction of costs and increased higher margin activity in digital solutions. Year-to-date, both direct costs and other expense decreased along with the decrease in revenue. The rate of decrease for direct costs and other expense was higher than the rate of decrease in revenue, contributing to the increase in margin.

All Other Results

All Other results were from non-core business activities that do not individually meet the criteria for segment reporting, including integrated services and projects, which includes pass-through and project management services.

All Other revenues were $65 million and $157 million in the three and six months ended June 30, 2026, compared to $86 million and $154 million in the three and six months ended June 30, 2025. In the second quarter, the year-over-year decrease was due to lower activity in the Middle East/North Africa/Asia region following the completion of certain integrated services and projects that were not renewed. Year-to-date, the year-over-year increase was due to higher international activity for integrated services and projects.

Corporate Costs

Corporate incurred net expense was $18 million and $34 million in the three and six months ended June 30, 2026 compared to $15 million and $30 million in the three and six months ended June 30, 2025. The year-over-year increase was primarily due to an increase in employee incentive programs.

Depreciation and Amortization

Depreciation and amortization expense was $71 million and $141 million in the three and six months ended June 30, 2026 compared to $64 million and $126 million in the three and six months ended June 30, 2025. The year-over-year increase was primarily due to a larger asset base.

Share-based Compensation

We recognized $11 million and $23 million of share-based compensation in the three and six months ended June 30, 2026 compared to $9 million and $16 million in the three and six months ended June 30, 2025. The year-over-year increase was primarily due to the timing of equity grants and increased expense related to performance-based awards.

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

As we look forward to the third quarter, the pace of recovery in the Middle East remains the primary factor influencing our near-term outlook. Ongoing geopolitical tensions and operational disruptions continue to create uncertainty around the timing of a full return to normalized conditions. For the remainder of 2026, we expect activity levels to gradually recover while recognizing the potential for continued volatility. We continue to closely monitor geopolitical developments, customer spending patterns, supply chain conditions, trade policies, inflationary pressures, and labor and logistical constraints that could impact our operations and financial results.

Over the mid to long-term, we continue to believe the industry is supported by structural demand drivers rooted in energy security, infrastructure development, and the need for reliable and diversified energy supply. While near-term activity levels may remain uneven across certain markets, we believe our differentiated technologies, growing offshore and deepwater opportunities, operational execution, and disciplined capital allocation position us well to capitalize on long-cycle growth opportunities.

Liquidity and Capital Resources

At June 30, 2026, we had cash and cash equivalents of $1.1 billion and $37 million in restricted cash, compared to $987 million of cash and cash equivalents and $55 million in restricted cash at December 31, 2025.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Net Cash Provided by Operating Activities	$311	$270
Net Cash Used in Investing Activities	$(110)	$(36)
Net Cash Used in Financing Activities	$(105)	$(230)

Operating Activities

Cash provided by operating activities was $311 million for the six months ended June 30, 2026 compared to cash provided by operating activities of $270 million for the six months ended June 30, 2025. The increase in cash provided by operating activities in the first six months of 2026 over the same period in 2025 was primarily due to lower payments on accounts payable and lower employee costs, partially offset by lower accounts receivable collections.

Investing Activities

Cash used in investing activities was $110 million for the six months ended June 30, 2026. The primary investing use of cash was for capital expenditures of $96 million. Cash used in investing activities also includes $12 million in equity investments. Cash used in investing activities also includes the use of the Blue Chip Swap mechanism in Argentina, of which the purchases of $14 million offset the proceeds of $14 million.

Cash used in investing activities was $36 million for the six months ended June 30, 2025. The primary investing activities were cash used for capital expenditures of $131 million, partially offset by $97 million of proceeds received from the sale of our pressure pumping business in Argentina. Cash used in investing activities also includes the use of the Blue Chip Swap mechanism in Argentina, of which the purchases of $83 million offset the proceeds of $82 million.

Financing Activities

Cash used in financing activities was $105 million for the six months ended June 30, 2026. The primary financing uses of cash were for cash dividends of $40 million, share repurchases of $26 million (see “Note 9 – Shareholders’ Equity”), tax remittances on equity awards vested of $18 million and repayments of long-term debt of $17 million.

Cash used in financing activities was $230 million for the six months ended June 30, 2025. The primary financing uses of cash were share repurchases of $87 million, repayments and repurchases of long-term debt of $73 million, cash dividends of $36 million and tax remittances on equity awards of $20 million.

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

In the near term we anticipate cash uses to include costs related to our Redomestication, mergers and acquisition activity and restructuring costs. We expect to utilize cash in our capital allocation framework, which includes investments in technology and infrastructure upgrades, and in strategic mergers and acquisitions. Our cash requirements also include personnel costs, including awards under our employee incentive programs and other amounts to settle litigation related matters.

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

As of June 30, 2026, we had outstanding debt of $236 million in aggregate principal amount for our 2030 Senior Notes and $1.2 billion in aggregate principal amount for our 2033 Senior Notes. We expect to pay $103 million in interest payments in 2026 specific to these notes. See “Note 7 – Borrowings and Other Debt Obligations” for additional information.

Our capital spend is expected to be 3-5% of revenue over a 12 to 18 month rolling period and our 2026 capital spend is projected to be within the same framework. Our payments on our operating and finance leases in 2026 are expected to be approximately $61 million and $37 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At June 30, 2026 and December 31, 2025, we had approximately $156 million and $31 million, respectively, of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. As we continue to conduct business in certain countries with cash that cannot be immediately repatriated, we may consider infrequent transactions to safeguard our cash from exposure to the effects of inflation and currency devaluation. Repatriation of those cash balances might result in incremental taxes or costs.

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

Our net accounts receivables in Mexico were 25% and 27% of our total net accounts receivables, as of June 30, 2026 and December 31, 2025, respectively, of which our largest customer in the country accounted for 21% and 24% of our total net outstanding accounts receivables, respectively. Our largest customer in Mexico has a history of making late payments and, at times in the past, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations; and delays or failures to pay or defaults, if any, could negatively impact the future results of the Company.

As of June 30, 2026 and December 31, 2025, our net accounts receivables in the U.S were 10% and 11% of total net accounts receivables, respectively. Our net accounts receivables in Russia was 12% of total net accounts receivables as of June 30, 2026. Except for the above, no other country accounted for more than 10% of our net accounts receivables balance.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-back. During the three and six months ended June 30, 2026, we sold accounts receivable balances of $7 million and $13 million, and received cash proceeds of $7 million and $13 million, respectively, at the time of factoring. During the three and six months ended June 30, 2025, we sold accounts receivable balances of $88 million and $143 million, and received cash proceeds of $86 million and $141 million, respectively, at the time of factoring.

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

Credit Agreement, Letters of Credit and Surety Bonds
Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At June 30, 2026 and December 31, 2025, the Credit Agreement allowed for a total commitment amount of $1 billion, maturing on the date that occurs first: (a) September 18, 2030 or (b) if more than $200 million of the 2030 Senior Notes remain outstanding, the date that is 91 days before the maturity of those notes. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

As of June 30, 2026, under the Credit Agreement we had zero borrowings, $4 million in financial letters of credit and $243 million in performance letters of credit outstanding. Additionally as of June 30, 2026, we had $233 million letters of credit under various uncommitted bi-lateral facilities ($32 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

We utilize surety bonds as part of our customary business practice in certain regions, primarily Latin America. As of June 30, 2026 and December 31, 2025, we had surety bonds outstanding of $540 million and $629 million, respectively. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

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
•our ability to receive, in a timely manner and on satisfactory terms, required shareholder and court approval, and to satisfy the other conditions to the Redomestication within the expected timeframe or at all;
•our ability to realize the expected benefits from the Redomestication;
•the occurrence of difficulties in connection with the Redomestication, including any costs related thereto;
•the risk that the Proposed Transaction is not consummated as expected, in a timely manner or at all; and
•the risk that any of the anticipated benefits of the Proposed Transaction will not be realized or will not be realized within the expected time period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk has not changed materially since December 31, 2025. For additional information, see “Note 7 – Borrowings and Other Debt Obligations” in the Notes to Condensed Consolidated Financial Statements, as well as “Other Expense, Net” and “Liquidity and Capital Resources” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Our management identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 8 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2025 Form 10-K, Part I, under the heading “Item 1A. Risk Factors” as supplemented by the risk factors described in our definitive proxy statement on Schedule 14A filed with the SEC on July 13, 2026 and Form S-4 registration statement filed with the SEC on July 6, 2026 and amended on July 17, 2026, and other information included and incorporated by reference in this report. As of June 30, 2026, there have been no material changes in our assessment of our risk factors from the aforementioned.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Following is a summary of our repurchases of our ordinary shares during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
April 1 - 30	35,033	$101.19	35,033	$286,080,885
May 1 - 31	29,278	$107.88	29,278	$282,922,327
June 1 - 30	97,677	$90.48	97,677	$274,084,632
Total	161,988	$95.94	161,988

(1) On July 23, 2024, we announced a program under which we may repurchase our ordinary shares from time to time, up to $500 million through June 2027. Approximately $274 million remained authorized for repurchases as of June 30, 2026. From the inception of this program in July of 2024 through June 30, 2026, we have repurchased approximately 3.2 million ordinary shares for $226 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
†4.1
Supplemental Indenture, dated as of April 28, 2026, by and among Weatherford International Ltd., Weatherford US Holding, LLC (formerly known as Weatherford International LLC), the guarantors party thereto, and UMB Bank, N.A., as trustee
File No. 1-36504
†4.2
Supplemental Indenture, dated as of April 28, 2026, by and among Weatherford International Ltd., Weatherford US Holding, LLC (formerly known as Weatherford International LLC), the guarantors party thereto, and Deutsche Bank Trust Company, as trustee
File No. 1-36504
†4.3
Supplemental Indenture, dated as of May 26, 2026, by and among Weatherford International Ltd., Weatherford US Holding, LLC (formerly known as Weatherford International LLC), the guarantors party thereto, and UMB Bank, N.A., as trustee
File No. 1-36504
†4.4
Supplemental Indenture, dated as of May 26, 2026, by and among Weatherford International Ltd., Weatherford US Holding, LLC (formerly known as Weatherford International LLC), the guarantors party thereto, and Deutsche Bank Trust Company, as trustee
File No. 1-36504
10.1*	Weatherford International plc Fifth Amended and Restated 2019 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K filed June 11, 2026	File No. 1-36504
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		File No. 1-36504
†101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International plc

Date:	July 22, 2026	By:	/s/ Anuj Dhruv
Anuj Dhruv
Executive Vice President and Chief Financial Officer

Date:	July 22, 2026	By:	/s/ Desmond J. Mills
Desmond J. Mills
Senior Vice President and Chief Accounting Officer