Form 10-Q
period 2026-09-30
Weatherford International plc
filed 2026-10-21
CIK 1603923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Form	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
	Commission file number	001-36504
Weatherford International plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland					98-0606750
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

2000 St. James Place	,	Houston	,	Texas	77056
(Address of Principal Executive Offices)					(Zip Code)
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

As of October 15, 2026, there were 72,470,284 Weatherford ordinary shares, $0.001 par value per share, outstanding.

Weatherford International public limited company
Form 10-Q for the Third Quarter Ended September 30, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in millions, except per share amounts)	2026	2025	2026	2025
Revenue:
Services	$699	$760	$2,086	$2,233
Products	444	472	1,314	1,396
Total Revenue	1,143	1,232	3,400	3,629

Costs and Expenses:
Cost of Services	438	490	1,357	1,418
Cost of Products	331	354	996	1,074
Research and Development	23	27	64	86
Selling, General and Administrative	182	169	522	494
Gain on Sale of Business	—	—	—	(70)
Restructuring Charges	6	11	28	51
Redomestication	6	—	30	—
Other Charges, Net	4	3	20	19
Total Costs and Expenses	990	1,054	3,017	3,072
Operating Income	153	178	383	557

Other Expense:
Interest Expense, Net of Interest Income of $13, $11, $34 and $36	(15)	(23)	(48)	(70)
Other Expense, Net	(9)	(16)	(26)	(61)
Income Before Income Taxes	129	139	309	426
Income Tax Provision	(4)	(52)	(33)	(108)
Net Income	125	87	276	318
Net Income Attributable to Noncontrolling Interests	5	6	9	25
Net Income Attributable to Weatherford	$120	$81	$267	$293

Basic Income per Share	$1.66	$1.13	$3.71	$4.04
Basic Weighted Average Shares Outstanding	71.9	71.9	71.9	72.4

Diluted Income per Share	$1.66	$1.12	$3.70	$4.02
Diluted Weighted Average Shares Outstanding	72.2	72.2	72.2	72.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2026	2025	2026	2025
Net Income	$125	$87	$276	$318
Foreign Currency Translation Adjustments	(24)	(15)	(21)	146
Defined Benefit Pension Activity	(1)	2	(1)	2
Comprehensive Income	100	74	254	466
Comprehensive Income Attributable to Noncontrolling Interests	5	6	9	25
Comprehensive Income Attributable to Weatherford	$95	$68	$245	$441
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars and shares in millions, except par value)	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Cash and Cash Equivalents	$1,161	$987
Restricted Cash	37	55
Accounts Receivable, Net of Allowance for Credit Losses of $12 at September 30, 2026 and $10 at December 31, 2025	1,105	1,234
Inventories, Net	861	836
Other Current Assets	245	260
Total Current Assets	3,409	3,372
Property, Plant and Equipment, Net of Accumulated Depreciation of $1,232 at September 30, 2026 and $1,150 at December 31, 2025	1,160	1,124
Intangibles, Net of Accumulated Amortization of $873 at September 30, 2026 and $828 at December 31, 2025	288	285
Operating Lease Assets	123	128
Other Non-Current Assets	356	288
Total Assets	$5,336	$5,197

Liabilities:
Current Portion of Long-term Debt	$264	$30
Accounts Payable	595	650
Accrued Salaries and Benefits	277	285
Income Taxes Payable	103	129
Current Portion of Operating Lease Liabilities	45	48
Other Current Liabilities	391	395
Total Current Liabilities	1,675	1,537
Long-term Debt	1,216	1,455
Operating Lease Liabilities	103	109
Non-current Taxes Payable	218	242
Other Non-Current Liabilities	132	158
Total Liabilities	$3,344	$3,501

Shareholders’ Equity:
Ordinary Shares - Par Value $0.001; Authorized 1,356 shares, Issued and Outstanding 72.5 shares at September 30, 2026 and 71.6 at December 31, 2025	$—	$—
Capital in Excess of Par Value	2,887	2,815
Retained Deficit	(922)	(1,129)
Accumulated Other Comprehensive Income (Loss)	(9)	13
Shareholders’ Equity	1,956	1,699
Noncontrolling Interests	36	(3)
Total Shareholders’ Equity	1,992	1,696
Total Liabilities and Shareholders’ Equity	$5,336	$5,197
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEATHERFORD INTERNATIONAL PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Cash Flows From Operating Activities:
Net Income	$276	$318
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	211	193
Foreign Exchange Losses	11	40
Gain on Disposition of Assets	(28)	(6)
Gain on Sale of Business	—	(70)
Deferred Income Tax Provision	(35)	13
Share-Based Compensation	38	26
Changes in Accounts Receivable, Inventory, Accounts Payable, Accrued Salaries and Benefits and Income Taxes Payable:
Accounts Receivable	186	22
Inventories	(19)	(17)
Accounts Payable	(72)	(91)
Accrued Salaries and Benefits	(7)	(27)
Income Taxes Payable	(23)	(3)
Other Changes, Net	(35)	10
Net Cash Provided by Operating Activities	503	408
Cash Flows From Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(141)	(175)
Proceeds from Disposition of Assets	17	11
Proceeds from Sale of Business	—	97
Purchases of Blue Chip Swap Securities	(23)	(103)
Proceeds from Sales of Blue Chip Swap Securities	22	102
Business Acquisition, Net of Cash Acquired	(13)	—
Other Investing Activities	(26)	(14)
Net Cash Used in Investing Activities	(164)	(82)
Cash Flows From Financing Activities:
Repayments of Long-term Debt	(25)	(80)
Distributions to Noncontrolling Interests	(9)	(16)
Tax Remittance on Equity Awards Vested	(20)	(20)
Share Repurchases	(54)	(94)
Dividends Paid	(59)	(54)
Other Financing Activities	—	(13)
Net Cash Used in Financing Activities	(167)	(277)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(16)	7
Net Increase in Cash, Cash Equivalents and Restricted Cash	156	56
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,042	975
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,198	$1,031
Supplemental Cash Flow Information:
Interest Paid	$57	$71
Income Taxes Paid, Net of Refunds	$127	$122
Supplemental Noncash Information:
1,033,696 Ordinary Shares Issued for Acquisition	$101	$—
Portion of Assumed Equity Awards Included in Acquisition Consideration	$7	$—

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

Summary of Significant Accounting Policies

Please refer to “Note 1 – Summary of Significant Accounting Policies” of our Consolidated Financial Statements from our 2025 Form 10-K for the discussion on our significant accounting policies. Certain reclassifications have been made to these Condensed Consolidated Financial Statements and accompanying footnotes for the three and nine months ended September 30, 2025 to conform to the presentation for the three and nine months ended September 30, 2026.

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

	Three Months Ended September 30, 2026
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$331	$450	$314	$48	$1,143

Direct Costs(a)	(197)	(285)	(203)
Other Expense(b)	(44)	(65)	(38)
DRE Segment Adjusted EBITDA	90				90
WCC Segment Adjusted EBITDA		100			100
PRI Segment Adjusted EBITDA			73		73
All Other					10
Corporate Costs					(19)
Depreciation and Amortization					(70)
Share-based Compensation					(15)
Restructuring Charges					(6)
Redomestication					(6)
Other Charges, Net					(4)
Operating Income					$153
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Nine Months Ended September 30, 2026
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$943	$1,326	$926	$205	$3,400

Direct Costs(a)	(593)	(833)	(612)
Other Expense(b)	(130)	(176)	(117)
DRE Segment Adjusted EBITDA	220				220
WCC Segment Adjusted EBITDA		317			317
PRI Segment Adjusted EBITDA			197		197
All Other					29
Corporate Costs					(53)
Depreciation and Amortization					(211)
Share-based Compensation					(38)
Restructuring Charges					(28)
Redomestication					(30)
Other Charges, Net					(20)
Operating Income					$383
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended September 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$346	$468	$326	$92	$1,232

Direct Costs(a)	(216)	(285)	(223)
Other Expense(b)	(47)	(58)	(44)
DRE Segment Adjusted EBITDA	83				83
WCC Segment Adjusted EBITDA		125			125
PRI Segment Adjusted EBITDA			59		59
All Other					14
Corporate Costs					(12)
Depreciation and Amortization					(67)
Share-based Compensation					(10)
Restructuring Charges					(11)
Other Charges, Net					(3)
Operating Income					$178
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Nine Months Ended September 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,031	$1,365	$987	$246	$3,629

Direct Costs(a)	(662)	(822)	(673)
Other Expense(b)	(143)	(172)	(130)
DRE Segment Adjusted EBITDA	226				226
WCC Segment Adjusted EBITDA		371			371
PRI Segment Adjusted EBITDA			184		184
All Other					37
Corporate Costs					(42)
Depreciation and Amortization					(193)
Share-based Compensation					(26)
Gain on Sale of Business					70
Restructuring Charges					(51)
Other Charges, Net					(19)
Operating Income					$557
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Depreciation and Amortization:
DRE	$23	$21	$69	$61
WCC	9	13	33	37
PRI	22	21	68	57
Corporate and Other	16	12	41	38
Total Depreciation and Amortization	$70	$67	$211	$193

Capital Expenditures:
DRE	$17	$18	$53	$68
WCC	12	9	37	25
PRI	8	10	18	56
Corporate and Other	8	7	33	26
Total Capital Expenditures	$45	$44	$141	$175

(Dollars in millions)	September 30, 2026	December 31, 2025
Total Assets:
DRE	$931	$931
WCC	1,140	1,055
PRI	773	771
Corporate and Other (a)	2,492	2,440
Total	$5,336	$5,197
(a) Corporate and other total assets primarily include cash and cash equivalents, certain intangible assets, and centrally managed or shared facilities.

PP&E, Net and Operating Lease Assets by Geographic Area

As of September 30, 2026 and December 31, 2025, the U.S. accounted for 23% at both dates, and the Kingdom of Saudi Arabia accounted for 11% and 13% respectively, of our PP&E, Net and operating lease assets identifiable by geography. No other country accounted for more than 10% of our PP&E, Net and operating lease assets identifiable by geography as of September 30, 2026 and December 31, 2025. We had no PP&E, Net and operating lease assets in our country of domicile (Ireland) as of September 30, 2026 and December 31, 2025.

(Dollars in millions)	September 30, 2026	December 31, 2025
North America (a)	$315	$314
Latin America	201	153
Middle East/North Africa/Asia	455	507
Europe/Sub-Sahara Africa/Russia	224	231
PP&E, Net and Operating Lease Assets by Geography (b)	$1,195	$1,205
(a) North America consists of the U.S. and Canada.
(b) Corporate assets not allocated by geography are excluded from this total.

3 – Revenue

Disaggregated Revenue

The following table disaggregates our revenue from contracts with customers by geographic area and includes equipment rental revenue. Equipment rental revenues were $20 million and $60 million in the three and nine months ended September 30, 2026, respectively, and $24 million and $91 million for the three and nine months ended September 30, 2025, respectively.

During the three and nine months ended September 30, 2026, the U.S. accounted for 15% and 14% of total revenue, respectively. During the three and nine months ended September 30, 2025, the U.S. accounted for 15% of total revenue in each period and the Kingdom of Saudi Arabia accounted for 10% and 11% of total revenue, respectively. No other country accounted for more than 10% of our revenue in the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue by Geographic Areas:
North America (a)	$236	$243	$661	$734

International	907	989	2,739	2,895
Middle East/North Africa/Asia	447	533	1,369	1,560
Latin America	225	214	645	650
Europe/Sub-Sahara Africa/Russia	235	242	725	685
Total Revenue	$1,143	$1,232	$3,400	$3,629
(a) North America consists of the U.S. and Canada.

Contract Balances

The timing of our revenue recognition, billings, and cash collections results in the recording of accounts receivable, contract assets, and contract liabilities. The following table summarizes these balances as of September 30, 2026 and December 31, 2025:

(Dollars in millions)	September 30, 2026	December 31, 2025
Receivables for Products and Services in Accounts Receivable, Net	$1,083	$1,209
Receivables for Equipment Rentals in Account Receivable, Net	$22	$25
Accounts Receivable, Net	$1,105	$1,234

Contract Assets in Other Current Assets	$51	$71
Contract Assets in Other Non-Current Assets	$33	$32
Contract Liabilities in Other Current Liabilities	$58	$48
Contract Liabilities in Other Non-Current Liabilities	$2	$2

4 – Restructuring Charges

Restructuring charges were $6 million and $28 million in the three and nine months ended September 30, 2026, respectively, and $11 million and $51 million in the three and nine months ended September 30, 2025, respectively, and are presented as “Restructuring Charges” on the accompanying Condensed Consolidated Statements of Operations. These charges were related to optimization and efficiency initiatives throughout the organization and primarily relate to severance expenses.

Restructuring liabilities were $17 million as of September 30, 2026 and $22 million as of December 31, 2025. Of the restructuring liabilities, $16 million and $19 million are recorded in “Other Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. The remaining $1 million and $3 million are recorded in “Other Non-Current Liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. Changes in the liabilities are primarily driven by restructuring charges and cash payments.

The following table presents total restructuring charges by segment and Corporate and Other in the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
DRE	$2	$4	$6	$13
WCC	2	3	8	11
PRI	2	3	7	11
Corporate and Other	—	1	7	16
Total Restructuring Charges	$6	$11	$28	$51

5 – Inventories, Net

Inventories are reported net of reserves of $125 million and $118 million as of September 30, 2026 and December 31, 2025, respectively, and are presented by category in the table below:

(Dollars in millions)	September 30, 2026	December 31, 2025
Finished Goods	$754	$742
Work in Process and Raw Materials, Components and Supplies	107	94
Inventories, Net	$861	$836

The change in inventory reserves includes inventory charges, primarily offset by the disposal of inventory previously reserved. The charges are recorded in “Cost of Products” on our Condensed Consolidated Statements of Operations in the amount of $7 million and $28 million in the three and nine months ended September 30, 2026, respectively, and $8 million and $22 million during the three and nine months ended September 30, 2025, respectively.

The increase in inventories, net was primarily related to inventory acquired in connection with an acquisition during the three and nine months ended September 30, 2026. Please refer to “Note 13 – Acquisition.”

6 – Intangibles, Net

The components of intangible assets, net were as follows:

(Dollars in millions)	September 30, 2026	December 31, 2025
Developed and Acquired Technology, Net of Accumulated Amortization of $600 at September 30, 2026 and $586 at December 31, 2025	$146	$118
Trade Names, Net of Accumulated Amortization of $273 at September 30, 2026 and $242 at December 31, 2025	142	167
Intangibles, Net of Accumulated Amortization of $873 at September 30, 2026 and $828 at December 31, 2025	$288	$285

Amortization expense was $15 million and $46 million in the three and nine months ended September 30, 2026, respectively, and $15 million and $44 million in the three and nine months ended September 30, 2025, respectively, and is reported in “Selling, General and Administrative” on our Condensed Consolidated Statements of Operations.

The net increase in developed and acquired technology was primarily related to intangibles acquired in connection with an acquisition during the three and nine months ended September 30, 2026. Please refer to “Note 13 – Acquisition.”

7 – Borrowings and Other Debt Obligations

(Dollars in millions)	September 30, 2026	December 31, 2025
8.625% Senior Notes due 2030 “2030 Senior Notes”	$234	$—
Current Portion of Finance Leases	30	30
Current Portion of Long-term Debt	$264	$30

6.75% Senior Notes due 2033 “2033 Senior Notes”	$1,183	$1,181
2030 Senior Notes	—	234
Finance Leases	33	40
Long-term Debt	$1,216	$1,455

2030 Senior Notes

On October 27, 2021, Weatherford International Ltd. (“Weatherford Bermuda”) issued 8.625% senior notes in aggregate principal amount of $1.6 billion maturing April 30, 2030 (the “2030 Senior Notes”). Interest on the 2030 Senior Notes is payable semiannually on June 1 and December 1 of each year, and commenced on June 1, 2022. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford US Holding, LLC (formerly named Weatherford International, LLC, “Weatherford Delaware”) as co-issuer and co-obligor, and concurrently release the guarantee of Weatherford Delaware. At September 30, 2026 and December 31, 2025, the carrying value represented the remaining unpaid principal of $236 million, offset by unamortized deferred issuance cost of $2 million.

On October 20, 2026, the Company issued a notice to redeem the remaining 2030 Senior Notes in an aggregate principal amount of $236 million. The redemption will be funded using cash on hand. Pursuant to the Company's accounting policy election, the Company has the ability and intent to repay long-term debt with cash on hand within the next year. As such, the carrying value of the 2030 Senior Notes was reclassified from long-term debt to current maturities of long-term debt as of September 30, 2026.

2033 Senior Notes

On October 6, 2025, Weatherford Bermuda issued 6.75% senior notes in aggregate principal amount of $1.2 billion maturing on October 15, 2033 (the “2033 Senior Notes”). Interest on the 2033 Senior Notes is payable semiannually on April 15th and October 15th of each year, beginning on April 15, 2026. On October 24, 2025, the indenture related to our 2033 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware. On September 25, 2026, the indenture related to our 2033 Senior Notes was further amended and supplemented to add Weatherford International Holding LLC, a Texas limited liability company, as an additional co-issuer and co-obligor, and concurrently release the guarantee of Weatherford International Holding LLC. At September 30, 2026, the carrying value represents the remaining unpaid principal of $1.2 billion, offset by unamortized deferred issuance cost of $17 million. At December 31, 2025, the carrying value represented the remaining unpaid principal of $1.2 billion, offset by unamortized deferred issuance cost of $19 million.

Credit Agreement

Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At September 30, 2026 and December 31, 2025, the Credit Agreement allowed for a total commitment amount of $1 billion, maturing on the date that occurs first: (a) September 18, 2030 or (b) if more than $200 million of the 2030 Senior Notes remain outstanding, the date that is 91 days before the maturity of those notes. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

As of September 30, 2026, under the Credit Agreement we had zero borrowings, $1 million in financial letters of credit and $233 million in performance letters of credit outstanding. Additionally as of September 30, 2026, we had $297 million letters of credit under various uncommitted bi-lateral facilities ($31 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

	September 30, 2026		December 31, 2025
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
2030 Senior Notes	$—	$—	$234	$242
2033 Senior Notes	$1,183	$1,181	$1,181	$1,226
Long-Term Debt (excluding Finance Leases)	$1,183	$1,181	$1,415	$1,468

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

9 – Shareholders’ Equity

Shares issued and outstanding on our Condensed Consolidated Balance Sheets increased from 71.6 million as of December 31, 2025 to 72.5 million as of September 30, 2026. The increase was due to the issuance of 1.0 million of our ordinary shares related to an acquisition and of 0.4 million of our ordinary shares for equity awards vested and delivered, net of shares withheld for taxes, partially offset by the cancellation of 0.5 million of our ordinary shares repurchased for $54 million. See “Note 13 – Acquisition” for additional information regarding the acquisition.

During the nine months ended September 30, 2026, we declared and paid $59 million in dividends and accrued $1 million of dividend equivalent rights on share-based awards.

The following summarizes our shareholders’ equity activity for the three and nine months ended September 30, 2026 and 2025:

(Dollars in millions)	Ordinary Shares	Par Value	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2025	71.6	$—	$2,815	$(1,129)	$13	$(3)	$1,696
Net Income	—	—	—	108	—	1	109
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	0.4	—	(6)	—	—	—	(6)
Share Repurchases	(0.1)	—	(10)	—	—	—	(10)
Dividends Declared ($0.275 per share) (1)	—	—	—	(20)	—	—	(20)
Other Comprehensive Loss	—	—	—	—	(13)	—	(13)
Other	—	—	—	—	—	3	3
Balance at March 31, 2026	71.9	$—	$2,799	$(1,041)	$—	$1	$1,759
Net Income	—	—	—	39	—	3	42
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	—	—	11	—	—	—	11
Share Repurchases	(0.1)	—	(16)	—	—	—	(16)
Dividends Declared ($0.275 per share) (1)	—	—	—	(20)	—	—	(20)
Distributions to Noncontrolling Interests	—	—	—	—	—	(5)	(5)
Other Comprehensive Income	—	—	—	—	16	—	16
Other	—	—	—	—	—	2	2
Balance at June 30, 2026	71.8	$—	$2,794	$(1,022)	$16	$1	$1,789
Net Income	—	—	—	120	—	5	125
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	—	—	13	—	—	—	13
Share Repurchases	(0.3)	—	(28)	—	—	—	(28)
Dividends Declared ($0.275 per share) (1)	—	—	—	(20)	—	—	(20)
Distributions to Noncontrolling Interests	—	—	—	—	—	(4)	(4)
Other Comprehensive Loss	—	—	—	—	(25)	—	(25)
Acquisition Related Activity	1.0	—	108	—	—	34	142
Other	—	—	—	—	—	—	—
Balance at September 30, 2026	72.5	$—	$2,887	$(922)	$(9)	$36	$1,992
(1) Includes dividend equivalent rights on share-based awards.

(Dollars in millions)	Ordinary Shares	Par Value	Capital In Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2024	72.1	$—	$2,921	$(1,486)	$(150)	$(2)	$1,283
Net Income	—	—	—	76	—	10	86
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	1.3	—	(34)	—	—	—	(34)
Share Repurchases	(0.8)	—	(53)	—	—	—	(53)
Dividends Declared ($0.25 per share) (1)	—	—	—	(18)	—	—	(18)
Other Comprehensive Income	—	—	—	—	96	—	96
Balance at March 31, 2025	72.6	$—	$2,834	$(1,428)	$(54)	$8	$1,360
Net Income	—	—	—	136	—	9	145
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	—	—	10	—	—	—	10
Share Repurchases	(0.8)	—	(34)	—	—	—	(34)
Dividends Declared ($0.25 per share) (1)	—	—	—	(19)	—	—	(19)
Distributions to Noncontrolling Interests	—	—	—	—	—	(8)	(8)
Other Comprehensive Income	—	—	—	—	65	—	65
Balance at June 30, 2025	71.8	$—	$2,810	$(1,311)	$11	$9	$1,519
Net Income	—	—	—	81	—	6	87
Equity Awards, Granted and Vested, Net of Shares Withheld for Taxes	—	—	10	—	—	—	10
Share Repurchases	(0.1)	—	(7)	—	—	—	(7)
Dividends Declared ($0.25 per share) (1)	—	—	—	(19)	—	—	(19)
Distributions to Noncontrolling Interests	—	—	—	—	—	(8)	(8)
Other Comprehensive Income	—	—	—	—	(13)	—	(13)
Other			(2)	—	—	—	(2)
Balance at September 30, 2025	71.7	$—	$2,811	$(1,249)	$(2)	$7	$1,567
(1) Includes dividend equivalent rights on share-based awards.

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2026 and 2025:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Total
Balance at December 31, 2025	$1	$12	$13
Other Comprehensive Loss	(21)	(1)	(22)
Balance at September 30, 2026	$(20)	$11	$(9)

Balance at December 31, 2024	$(156)	$6	$(150)
Other Comprehensive Income	146	2	148
Balance at September 30, 2025	$(10)	$8	$(2)

10 – Income per Share

A reconciliation of the number of shares used for the basic and diluted income per share calculation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2026	2025	2026	2025
Net Income Attributable to Weatherford	$120	$81	$267	$293

Basic Weighted Average Shares Outstanding	71.9	71.9	71.9	72.4
Dilutive Effect of Awards Granted in Stock Incentive Plans	0.3	0.3	0.3	0.3
Diluted Weighted Average Shares Outstanding	72.2	72.2	72.2	72.7

Basic Income per Share	$1.66	$1.13	$3.71	$4.04
Diluted Income per Share	$1.66	$1.12	$3.70	$4.02

Antidilutive Weighted Average Shares:
Equity Awards	0.4	0.7	0.4	0.6
Total Antidilutive Weighted Average Shares	0.4	0.7	0.4	0.6

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

11 – Income Taxes

We recognized a tax expense of $4 million and $33 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 where we recognized a tax expense of $52 million and $108 million, respectively. Income tax expense was lower in the three months ended September 30, 2026 compared to the same period in 2025 primarily due to a release of a valuation allowance of $56 million in the third quarter of 2026 driven by the extension of the statutory utilization period of our deferred tax assets in a specific jurisdiction. Income tax expense was lower in the nine months ended September 30, 2026 compared with the corresponding period in 2025 primarily due to a release of a valuation allowance of $56 million in the third quarter of 2026, decreased earnings before taxes and increased recognition of benefits from previously uncertain tax positions. The recognized benefit amounts for the first nine months of 2026 and 2025 were $44 million and $26 million, respectively. We calculate our income tax provision using the estimated annual effective tax rate method in accordance with Accounting Standards Codification “ASC” 740 - Income Taxes.

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

12 – Accounts Payable

Supplier Financing

In December 2025, we entered into a supply chain finance program in connection with the purchase of goods, which allows our suppliers to work directly with a third party to provide financing by purchasing their receivables earlier in the payment cycle at a discounted price. The program became operational in the third quarter of 2026. We maintain the same contractually agreed upon invoice terms prior to each supplier entering into the program. We are not required to provide collateral to the third party. As of September 30, 2026, we had approximately $19 million outstanding under the program, which is included in accounts payable on our Condensed Consolidated Balance Sheet.

13 – Acquisition

On September 1, 2026, we completed the acquisition of NCS Multistage Holdings, Inc. with total consideration of $128 million, which includes $13 million in cash net of cash acquired and 1.0 million of our ordinary shares valued at $101 million on the closing date and $7 million for the portion of the assumed equity awards attributable to pre-combination service. The purchase was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification “ASC” 805 Business Combinations and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values measured in accordance with the guidance under ASC 820 Fair Value Measurement. The fair value measurements of the intangible assets were based on inputs not observable in the market and therefore represent Level 3 measurements. The fair value of tangible assets acquired was $150 million, intangible assets acquired and goodwill was $46 million, and liabilities acquired was $34 million. In addition, the acquisition resulted in the recognition of $34 million of previously existing noncontrolling interest, representing the acquisition-date fair value of ownership interests retained by third parties. Acquisition-related costs incurred by the Company are expensed as incurred. The operating results of the acquired business were included in the Company’s results of operations from the date of acquisition. See also “Note 6 – Intangibles, Net” and “Note 9 – Shareholders’ Equity” in our Notes to Condensed Consolidated Financial Statements.

14 – Subsequent Events

Declaration of cash dividend

On October 15, 2026, our Board of Directors declared a cash dividend of $0.275 per share of the Company’s ordinary shares, payable on December 3, 2026 to shareholders of record as of November 6, 2026.

Redemption of 2030 Senior Notes

On October 20, 2026, the Company issued a notice to redeem the remaining outstanding principal amount of approximately $236 million of its 2030 Senior Notes. The redemption is expected to occur on October 30, 2026 and will be funded using cash on hand.

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

Recent Developments

On September 3, 2026 shareholders approved the proposed redomestication of the parent company from Ireland to the United States as a Delaware corporation ("Redomestication"). The Redomestication remains subject to customary closing conditions, including sanction by the High Court of Ireland and other related implementation steps. The Company currently expects the Redomestication to be completed during the fourth quarter of 2026. As discussed elsewhere in this Form 10-Q, certain related restructuring activities, including the planned intellectual property transition, are expected to occur in connection with the Redomestication and are being evaluated for their potential accounting and tax implications. The Company does not expect the Redomestication to impact its global footprint, customer commitments or ongoing operations.

On September 1, 2026, the Company completed its acquisition of NCS Multistage Holdings, Inc. ("NCS"), which is now a wholly owned subsidiary of Weatherford. The transaction consideration consisted of a combination of Weatherford ordinary shares and cash, subject to the terms of the merger agreement. The acquisition expands the Company's completions portfolio and strengthens its exposure to unconventional resource markets.

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

Lower oil and natural gas prices and lower rig count generally correlate to lower exploration and production spending, and higher oil and natural gas prices and higher rig count generally correlate to higher exploration and production spending. Therefore, our financial results can be significantly affected by oil and natural gas prices as well as rig counts. As shown in the following tables, as of three and nine months ended September 30, 2026, the average WTI oil price and average Brent crude oil price were higher compared to three and nine months ended September 30, 2025 while the average Henry Hub natural gas prices were lower than during the three months ended September 30, 2025 and higher than during the nine months ended September 30, 2025. Average rig counts increased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. Oil prices have experienced increased volatility and upward pressure in response to the ongoing geopolitical conflict involving Iran, the U.S. and Israel (“Iran Conflict”). Despite higher oil prices driven by the Iran Conflict, it has adversely impacted exploration and production spending in the Middle East resulting in disruption of global energy supplies and adversely affecting global supply chains, energy markets and overall macroeconomic conditions.

Developments in global trade policy, tariffs, geopolitical conflicts, sanctions, and regulation have affected and may continue to affect our industry. In February 2026, the U.S. Supreme Court ruled that certain tariffs were unlawful and affirmed that jurisdiction for tariff-related matters resided with the Court of International Trade; however, uncertainty persists as new tariffs have been introduced under alternative authorities. We have filed claims for refunds of certain tariffs and have begun receiving approvals and cash receipts. Separately, certain tariffs implemented in 2026 have been challenged or modified and new tariffs continue to be introduced. We continue to monitor these developments, which are not currently expected to have a material impact on our results, but could if certain tariffs are ultimately imposed at maximum rates.

The table below shows the average oil and natural gas prices for West Texas Intermediate (“WTI”), Brent North Sea (“Brent”) crude oil and Henry Hub natural gas.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Oil price - WTI (1)	$87.22	$65.74	$84.98	$67.40
Oil price - Brent (1)	$96.33	$68.97	$93.27	$70.93
Natural gas price - Henry Hub (2)	$2.87	$3.03	$3.54	$3.45
(1) Oil price measured in dollars per barrel (rounded to the nearest $0.01)
(2) Natural gas price measured in dollars per million British thermal units (rounded to the nearest $0.01)

The table below shows historical average rig counts based on the weekly Baker Hughes Company rig count information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
North America	794	718	749	740
International	1,107	1,080	1,082	1,085
Worldwide	1,901	1,798	1,831	1,825

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

Revenues in Russia were 8% and 9% of our total revenues for the three and nine months ended September 30, 2026, respectively, compared to 8% and 7% of our total revenue for both the three and nine months ended September 30, 2025, respectively. The increase in Russia revenues as a percentage of consolidated results year over year was driven by revenue decreases in the Middle East/North Africa/Asia region as a result of the Iran Conflict and the strengthening of the Ruble against the U.S. dollar. As of September 30, 2026, our Russia operations included $128 million in cash, $137 million in other current assets, $102 million in property, plant and equipment, net and other non-current assets, and $69 million in liabilities. As of December 31, 2025, our Russia operations included $107 million in cash, $152 million in other current assets, $91 million in property, plant and equipment, net and other non-current assets, and $80 million in liabilities.

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

Consolidated Statements of Operations - Operating Summary

Revenues of $1.1 billion and $3.4 billion in the three and nine months ended September 30, 2026, respectively, decreased 7% and 6% compared to $1.2 billion and $3.6 billion in the three and nine months ended September 30, 2025, respectively. Year-over-year in the third quarter, service revenues decreased 8% and product revenues decreased 6%. For the same period, revenues declined in all segments with WCC, DRE, and PRI responsible for 20%, 17%, and 13% of the decrease, respectively, with the remaining decrease from lower activity in integrated services and projects. Year-over-year in the nine months ended September 30, 2026, service revenues decreased 7% and product revenues decreased 6%. For the same period, revenues declined in all segments with DRE, PRI and WCC responsible for 38%, 27% and 17% of the decrease, respectively, with the remaining decrease from lower activity in integrated services and projects.

Geographically, the year-over-year third quarter revenue decrease was led by declines in Middle East/North Africa/Asia of $86 million, North America of $7 million and Europe/Sub-Sahara Africa/Russia of $7 million, partly offset by a revenue increase of $11 million in the Latin America region. Year-over-year in the nine months ended September 30, 2026, revenue decrease was led by declines in Middle East/North Africa/Asia of $191 million and North America of $73 million, and partly offset by a revenue increase of $40 million in the Europe/Sub-Sahara Africa/Russia region. The decrease of revenue was primarily due to market disruptions caused by the Iran Conflict and lower activity in the North America region.

Operating income of $153 million and $383 million in the three and nine months ended September 30, 2026, respectively, decreased 14% and 31% compared to $178 million and $557 million in the three and nine months ended September 30, 2025, respectively. The third quarter year-over-year decrease was primarily due to the decline in revenue with a partial offset from lower cost of products and services, restructuring and research and development costs. The nine months ended September 30, 2026 year-over-year decrease was primarily due to the decline in revenue and prior year $70 million gain on the sale of our pressure pumping business in Argentina, with a partial offset from lower cost of products and services, restructuring and research and development costs.

Cost of products and services of $769 million and $2.4 billion in the three and nine months ended September 30, 2026, respectively, decreased 9% and 6% compared to $844 million and $2.5 billion in the three and nine months ended September 30, 2025, respectively. The year-over-year decrease was primarily due to a decline in product sales, lower integrated services and projects activity and a reduction in headcount resulting in lower personnel costs. Our cost of products and services as a percentage of revenues was 67% and 69% in the three and nine months ended September 30, 2026, respectively, compared to 69% in both the three and nine months ended September 30, 2025, respectively.

Selling, general and administrative costs of $182 million and $522 million in the three and nine months ended September 30, 2026, respectively, increased 8% and 6% compared to $169 million and $494 million in the three and nine months ended September 30, 2025, respectively. The year-over-year increase was primarily due to an increase in share-based compensation and employee incentive programs. Selling, general and administrative costs as a percentage of revenues were 16% and 15% in the three and nine months ended September 30, 2026, respectively, and 14% in both the three and nine months ended September 30, 2025.

Research and development costs of $23 million and $64 million in the three and nine months ended September 30, 2026, respectively, decreased 15% and 26% compared to $27 million and $86 million in the three and nine months ended September 30, 2025, respectively. The year-over-year decrease was due to lower costs for research and development projects. Research and development costs as a percentage of revenues was 2% in both the three and nine months ended September 30, 2026 and 2% in both the three and nine months ended September 30, 2025.

Restructuring charges were $6 million and $28 million in the three and nine months ended September 30, 2026, respectively, and $11 million and $51 million in the three and nine months ended September 30, 2025, respectively. See “Note 4 – Restructuring Charges” for additional information.

Redomestication expense was $6 million and $30 million in the three and nine months ended September 30, 2026, respectively. These costs primarily relate to activities associated with the Company's proposed redomestication from Ireland to the United States, including legal, tax, consulting and other transaction-related costs.

Other Charges, Net were $4 million and $20 million in the three and nine months ended September 30, 2026, respectively, and $3 million and $19 million in the three and nine months ended September 30, 2025, respectively. Other Charges, Net primarily included mergers and acquisition costs in the three and nine months ended September 30, 2026 and primarily included fees to third-party financial institutions related to collections of certain receivables from our largest customer in Mexico as well as other miscellaneous charges and credits in the three and nine months ended September 30, 2025.

Consolidated Statements of Operations - Non-Operating Summary

Interest Expense, Net

Interest Expense, Net was $15 million and $48 million in the three and nine months ended September 30, 2026, respectively, and $23 million and $70 million in the three and nine months ended September 30, 2025, respectively. Interest Expense, Net is interest expense net of interest income.

Interest expense was $28 million and $82 million in the three and nine months ended September 30, 2026, respectively, and $34 million and $106 million in the three and nine months ended September 30, 2025, respectively. The decrease was primarily due to a lower interest rate following the refinancing of long-term debt in the fourth quarter of 2025 and the reduction in our outstanding long-term debt. Interest income was $13 million and $34 million in the three and nine months ended September 30, 2026, respectively, and $11 million and $36 million in the three and nine months ended September 30, 2025, respectively.

Other Expense, Net

Other Expense, Net was $9 million and $26 million in the three and nine months ended September 30, 2026, respectively, and $16 million and $61 million in the three and nine months ended September 30, 2025, respectively. Other Expense, Net primarily represents foreign exchange gains and losses in countries with no or limited markets to hedge, letter of credit fees and other financing charges, including bond redemption premiums partially offset by certain investment gains and losses. When economically advantageous, we enter into foreign currency forward contracts to mitigate the risk of future cash flows denominated in a foreign currency.

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

Results of Operations by Segment

Financial information by segment is summarized below.

	Three Months Ended September 30, 2026
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$331	$450	$314	$48	$1,143

Direct Costs(a)	(197)	(285)	(203)
Other Expense(b)	(44)	(65)	(38)
DRE Segment Adjusted EBITDA	90				90
WCC Segment Adjusted EBITDA		100			100
PRI Segment Adjusted EBITDA			73		73
All Other					10
Corporate Costs					(19)
Depreciation and Amortization					(70)
Share-based Compensation					(15)
Restructuring Charges					(6)
Redomestication					(6)
Other Charges, Net					(4)
Operating Income					$153
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Nine Months Ended September 30, 2026
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$943	$1,326	$926	$205	$3,400

Direct Costs(a)	(593)	(833)	(612)
Other Expense(b)	(130)	(176)	(117)
DRE Segment Adjusted EBITDA	220				220
WCC Segment Adjusted EBITDA		317			317
PRI Segment Adjusted EBITDA			197		197
All Other					29
Corporate Costs					(53)
Depreciation and Amortization					(211)
Share-based Compensation					(38)
Restructuring Charges					(28)
Redomestication					(30)
Other Charges, Net					(20)
Operating Income					$383
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Three Months Ended September 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$346	$468	$326	$92	$1,232

Direct Costs(a)	(216)	(285)	(223)
Other Expense(b)	(47)	(58)	(44)
DRE Segment Adjusted EBITDA	83				83
WCC Segment Adjusted EBITDA		125			125
PRI Segment Adjusted EBITDA			59		59
All Other					14
Corporate Costs					(12)
Depreciation and Amortization					(67)
Share-based Compensation					(10)
Restructuring Charges					(11)
Other Charges, Net					(3)
Operating Income					$178
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

	Nine Months Ended September 30, 2025
	Reportable Segments			All
(Dollars in millions)	DRE	WCC	PRI	Other	Total
Revenue	$1,031	$1,365	$987	$246	$3,629

Direct Costs(a)	(662)	(822)	(673)
Other Expense(b)	(143)	(172)	(130)
DRE Segment Adjusted EBITDA	226				226
WCC Segment Adjusted EBITDA		371			371
PRI Segment Adjusted EBITDA			184		184
All Other					37
Corporate Costs					(42)
Depreciation and Amortization					(193)
Share-based Compensation					(26)
Gain on Sale of Business					70
Restructuring Charges					(51)
Other Charges, Net					(19)
Operating Income					$557
(a)Segment cost of sales and direct operating costs.
(b)Segment selling, general and administrative and research and development costs.

DRE Results

	Three Months Ended		Variance
($ in Millions)	September 30, 2026	September 30, 2025	$	% or bps
Revenue	$331	$346	$(15)	(4)%
Direct Costs	(197)	(216)	19	9%
Other Expense	(44)	(47)	3	6%
Segment Adjusted EBITDA	$90	$83	$7	8%
Segment Adj EBITDA Margin	27.2%	24.0%	n/m	320	bps

	Nine Months Ended		Variance
($ in Millions)	September 30, 2026	September 30, 2025	$	% or bps
Revenue	$943	$1,031	$(88)	(9)%
Direct Costs	(593)	(662)	69	10%
Other Expense	(130)	(143)	13	9%
Segment Adjusted EBITDA	$220	$226	$(6)	(3)%
Segment Adj EBITDA Margin	23.3%	21.9%	n/m	141	bps

DRE revenues of $331 million and $943 million in the three and nine months ended September 30, 2026, decreased $15 million or 4%, and decreased $88 million or 9% compared to $346 million and $1,031 million in the three and nine months ended September 30, 2025, respectively.

The third quarter year-over-year decrease was primarily due to lower activity for drilling related services and wireline which were each responsible for approximately 50% of the decrease within product lines with revenue decreases. This was partly offset by a revenue increase from managed pressure drilling activity. Geographically, within the regions with revenue decreases, approximately 45% of the decrease was from Europe/Sub-Sahara Africa/Russia and approximately 35% from the Middle East/North Africa/Asia region. This was partly offset by a revenue increase in the Latin America region. The Iran Conflict was the primary contributor to the decline of activity in the Middle East/North Africa/Asia region.

The year-to-date year-over-year revenue decrease was primarily due to lower activity in wireline and drilling related services, which accounted for approximately 60% and 40% of the decrease, respectively. Geographically, approximately 40% of the revenue decrease was from Middle East/North Africa/Asia, approximately 30% of the decrease was from North America and approximately 25% of the decrease was from the Latin America region.

DRE segment adjusted EBITDA of $90 million and $220 million in the three and nine months ended September 30, 2026, increased $7 million or 8%, and decreased $6 million or 3% compared to $83 million and $226 million in the three and nine months ended September 30, 2025, respectively. DRE segment adjusted EBITDA margin was 27.2% and 23.3% in the three and nine months ended September 30, 2026 compared to 24.0% and 21.9% in the three and nine months ended September 30, 2025, respectively. The third quarter segment adjusted EBITDA increased year-over-year primarily due to higher margin managed pressure drilling activity and lower direct operating and selling, general and administrative costs. In the third quarter, direct costs and other expense decreased at a greater rate than revenue, contributing to the increase in margin. Year-to-date segment adjusted EBITDA decreased year-over-year primarily due to lower activity in wireline and drilling-related services, partially offset by higher margin managed pressure drilling activity. Year-to-date, direct costs decreased at a greater rate than revenue and other expense decreased at the same rate as revenue, resulting in an increase in margin.

WCC Results

	Three Months Ended		Variance
($ in Millions)	September 30, 2026	September 30, 2025	$	% or bps
Revenue	$450	$468	$(18)	(4)%
Direct Costs	(285)	(285)	—	—%
Other Expense	(65)	(58)	(7)	(12)%
Segment Adjusted EBITDA	$100	$125	$(25)	(20)%
Segment Adj EBITDA Margin	22.2%	26.7%	n/m	(449)	bps

	Nine Months Ended		Variance
($ in Millions)	September 30, 2026	September 30, 2025	$	% or bps
Revenue	$1,326	$1,365	$(39)	(3)%
Direct Costs	(833)	(822)	(11)	(1)%
Other Expense	(176)	(172)	(4)	(2)%
Segment Adjusted EBITDA	$317	$371	$(54)	(15)%
Segment Adj EBITDA Margin	23.9%	27.2%	n/m	(327)	bps

WCC revenues of $450 million and $1,326 million in the three and nine months ended September 30, 2026, decreased $18 million, or 4%, and decreased $39 million or 3%, compared to $468 million and $1,365 million in the three and nine months ended September 30, 2025, respectively.

The third quarter year-over-year decrease was primarily due to lower activity for liner hangers, which was responsible for approximately 50% of the decrease within product lines with revenue decreases with the remaining decrease equally attributable to lower activity in tubular running services and well services. This was partly offset by a revenue increase from cementation products activity. Geographically, approximately all of the revenue decrease was from the Middle East/North Africa/Asia region. The Iran Conflict was the primary contributor to the decline of activity in the Middle East/North Africa/Asia region. The decrease in revenue was partly offset by revenue increases in the North America and Latin America regions.

The year-to-date year-over-year revenue decrease was primarily due to lower activity in liner hangers and well services, which accounted for approximately 45% and 35% of the decrease, respectively, among product lines with revenue decreases. This was partly offset by a revenue increase from completions activity. Geographically, all of the revenue decrease was from the Middle East/North Africa/Asia region. The Iran Conflict was the primary contributor to the decline of activity in the Middle East/North Africa/Asia region. This was partly offset by revenue increases in the Latin America and North America regions.

WCC segment adjusted EBITDA of $100 million and $317 million in the three and nine months ended September 30, 2026, decreased $25 million or 20%, and decreased $54 million or 15%, compared to $125 million and $371 million in the three and nine months ended September 30, 2025, respectively. WCC segment adjusted EBITDA margin was 22.2% and 23.9% in the three and nine months ended September 30, 2026, compared to 26.7% and 27.2% in the three and nine months ended September 30, 2025, respectively. The third quarter segment adjusted EBITDA decreased year-over-year primarily due to lower activity in the Middle East/North Africa/Asia region. The third quarter margin decreased year-over-year primarily due to lower revenue and higher other expenses, while direct costs remained flat. The year-to-date segment adjusted EBITDA decreased year-over-year primarily due to lower activity in the Middle East/North Africa/Asia region and an increase in direct operating costs. The year-to-date direct costs and other expense increased while revenue decreased causing the decrease in margin.

PRI Results

	Three Months Ended		Variance
($ in Millions)	September 30, 2026	September 30, 2025	$	% or bps
Revenue	$314	$326	$(12)	(4)%
Direct Costs	(203)	(223)	20	9%
Other Expense	(38)	(44)	6	14%
Segment Adjusted EBITDA	$73	$59	$14	24%
Segment Adj EBITDA Margin	23.2%	18.1%	n/m	515	bps

	Nine Months Ended		Variance
($ in Millions)	September 30, 2026	September 30, 2025	$	% or bps
Revenue	$926	$987	$(61)	(6)%
Direct Costs	(612)	(673)	61	9%
Other Expense	(117)	(130)	13	10%
Segment Adjusted EBITDA	$197	$184	$13	7%
Segment Adj EBITDA Margin	21.3%	18.6%	n/m	263	bps

PRI revenues of $314 million and $926 million in the three and nine months ended September 30, 2026, decreased $12 million or 4% and decreased $61 million or 6%, compared to $326 million and $987 million in the three and nine months ended September 30, 2025, respectively.

The third quarter year-over-year revenue decrease was primarily due to a decline in activity for artificial lift which was responsible for approximately all of the decrease. This was partly offset by a revenue increase from sub-sea intervention activity. Geographically, within the regions with revenue decreases, approximately 70% of the decrease was from North America. This was partly offset by a revenue increase in the Europe/Sub-Sahara Africa/Russia region.

The year-to-date year-over-year revenue decrease was primarily due to lower activity in artificial lift and intervention services and drilling tools, which accounted for approximately 60% and 25% of the decrease, respectively, among product lines with revenue decreases. This was partly offset by a revenue increase from sub-sea intervention activity. Geographically, within the regions with revenue decreases, approximately 65% of the decrease was from North America and approximately 30% of the decrease was from Latin America. This was partly offset by a revenue increase in the Europe/Sub-Sahara Africa/Russia region.

PRI segment adjusted EBITDA of $73 million and $197 million in the three and nine months ended September 30, 2026, increased $14 million or 24%, and increased $13 million or 7%, compared to $59 million and $184 million in the three and nine months ended September 30, 2025, respectively. PRI segment adjusted EBITDA margin was 23.2% and 21.3% in the three and nine months ended September 30, 2026, compared to 18.1% and 18.6% in the three and nine months ended September 30, 2025, respectively. The third quarter segment adjusted EBITDA increased year-over-year primarily due to lower selling, general and administrative costs, higher margin intervention services and drilling tools activity and an increase of sub-sea intervention activity. In the third quarter, both direct costs and other expense decreased along with the decrease in activity. The rate of decrease for direct costs and other expense was higher than the rate of decrease in revenue, contributing to the increase in margin. Year-to-date segment adjusted EBITDA increased year-over-year, primarily due to broad-based cost reductions across direct operating costs, selling general and administrative and research and development expenses, as well as increased sub-sea intervention and digital solutions activity. Year-to-date, both direct costs and other expense decreased along with the decrease in revenue. The rate of decrease for direct costs and other expense was higher than the rate of decrease in revenue, contributing to the increase in margin.

All Other Results

All Other results were from non-core business activities that do not individually meet the criteria for segment reporting, including integrated services and projects, which includes pass-through and project management services.

All Other revenues were $48 million and $205 million in the three and nine months ended September 30, 2026, compared to $92 million and $246 million in the three and nine months ended September 30, 2025. The third quarter and year-to-date year-over-year decreases were due to lower activity in the Middle East/North Africa/Asia region following the completion of certain integrated services and projects that were not renewed.

Corporate Costs

Corporate incurred net expense was $19 million and $53 million in the three and nine months ended September 30, 2026 compared to $12 million and $42 million in the three and nine months ended September 30, 2025. The year-over-year increase was primarily due to an increase in employee incentive programs.

Depreciation and Amortization

Depreciation and amortization expense was $70 million and $211 million in the three and nine months ended September 30, 2026 compared to $67 million and $193 million in the three and nine months ended September 30, 2025. The year-over-year increase was primarily due to a larger asset base.

Share-based Compensation

We recognized $15 million and $38 million of share-based compensation in the three and nine months ended September 30, 2026 compared to $10 million and $26 million in the three and nine months ended September 30, 2025. The increase was primarily attributable to $4 million of compensation cost related to equity awards assumed in connection with an acquisition, including $3 million of accelerated expense recognized upon qualifying terminations. The year-to-date increase also reflects approximately $7 million of additional expense resulting from the timing of equity grants and higher compensation cost associated with performance-based awards.

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

As we look forward to the fourth quarter, the pace and timing of recovery in the Middle East remains a key source of uncertainty in our near-term outlook. Ongoing geopolitical tensions and operational disruptions continue to create uncertainty around the timing of a return to normalized conditions. Notwithstanding these conditions, we expect overall activity to improve through the remainder of 2026, driven by increased activity in North America and Latin America regions and supported by contributions from the recent acquisition, although the pace and extent of improvement may vary by region. We continue to closely monitor geopolitical developments, customer spending patterns, supply chain conditions, trade policies, inflationary pressures, and labor and logistical constraints that could impact our operations and financial results.

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

Liquidity and Capital Resources

At September 30, 2026, we had cash and cash equivalents of $1.161 billion and $37 million in restricted cash, compared to $987 million of cash and cash equivalents and $55 million in restricted cash at December 31, 2025.

The following table summarizes cash flows provided by (used in) each type of business activity in the periods presented:

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Net Cash Provided by Operating Activities	$503	$408
Net Cash Used in Investing Activities	$(164)	$(82)
Net Cash Used in Financing Activities	$(167)	$(277)

Operating Activities

Cash provided by operating activities was $503 million for the nine months ended September 30, 2026 compared to cash provided by operating activities of $408 million for the nine months ended September 30, 2025. The increase in cash provided by operating activities was primarily due to increased cash from accounts receivable, partially offset by lower cash earnings and higher cash usage related to income taxes payable.

Investing Activities

Cash used in investing activities was $164 million for the nine months ended September 30, 2026. The primary investing use of cash was for capital expenditures of $141 million. Cash used in investing activities also includes $13 million for business acquisition, net of cash acquired in the third quarter of 2026 (see “Note 13 – Acquisition”). Cash used in investing activities also includes the use of the Blue Chip Swap mechanism in Argentina, of which the purchases of $23 million offset the proceeds of $22 million.

Cash used in investing activities was $82 million for the nine months ended September 30, 2025. The primary investing activities were cash used for capital expenditures of $175 million, partially offset by $97 million of proceeds received from the sale of our pressure pumping business in Argentina. Cash used in investing activities also includes the use of the Blue Chip Swap mechanism in Argentina, of which the purchases of $103 million offset the proceeds of $102 million.

Financing Activities

Cash used in financing activities was $167 million for the nine months ended September 30, 2026. The primary financing uses of cash were for cash dividends of $59 million, share repurchases of $54 million (see “Note 9 – Shareholders’ Equity”), repayments of long-term debt of $25 million and tax remittances on equity awards vested of $20 million.

Cash used in financing activities was $277 million for the nine months ended September 30, 2025. The primary financing uses of cash were share repurchases of $94 million, repayments and repurchases of long-term debt of $80 million (including $61 million in repurchases of our 2030 Senior Notes), cash dividends of $54 million and tax remittances on equity awards of $20 million.

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

As of September 30, 2026, we had outstanding debt of $236 million in aggregate principal amount for our 2030 Senior Notes and $1.2 billion in aggregate principal amount for our 2033 Senior Notes. We expect to pay $102 million in interest payments in 2026 specific to these notes. See “Note 7 – Borrowings and Other Debt Obligations” for additional information.

Our capital spend is expected to be 3-5% of revenue over a 12 to 18 month rolling period and our 2026 capital spend is projected to be within the same framework. Our payments on our operating and finance leases in 2026 are expected to be approximately $61 million and $38 million, respectively.

Cash and cash equivalents and restricted cash are held by subsidiaries outside of Ireland. At September 30, 2026 and December 31, 2025, we had approximately $164 million and $31 million, respectively, of our cash and cash equivalents that cannot be immediately repatriated from various countries due to country central bank controls or other regulations. As we continue to conduct business in certain countries with cash that cannot be immediately repatriated, we may consider infrequent transactions to safeguard our cash from exposure to the effects of inflation and currency devaluation. Repatriation of those cash balances might result in incremental taxes or costs.

Ratings Services’ Credit Ratings

Our credit ratings at September 30, 2026 were maintained since December 31, 2025 and outlooks upgraded as follows:
•Moody's Investors Service maintained a Corporate Family Rating of Ba2 and a positive outlook
•Standard and Poor maintained issuer credit ratings of ‘BB;’ and revised its outlook from stable to a positive outlook
•Fitch Ratings maintained our issuer credit ratings of ‘BB;’ and revised its outlook from stable to a positive outlook

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

Our net accounts receivables in Mexico were 19% and 27% of our total net accounts receivables as of September 30, 2026 and December 31, 2025, respectively, of which our largest customer in the country accounted for 14% and 24% of our total net outstanding accounts receivables, respectively. Our largest customer in Mexico has a history of making late payments and, at times in the past, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations; and delays or failures to pay or defaults, if any, could negatively impact the future results of the Company.

As of September 30, 2026 and December 31, 2025, our net accounts receivables in the U.S were 14% and 11% of total net accounts receivables, respectively. Except for the above, no other country accounted for more than 10% of our net accounts receivables balance.

Accounts Receivable Factoring

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions for cash proceeds net of discounts and hold-back. During the three and nine months ended September 30, 2026, we sold accounts receivable balances of $3 million and $16 million, and received cash proceeds of $3 million and $16 million, respectively, at the time of factoring. During the three and nine months ended September 30, 2025, we sold accounts receivable balances of $91 million and $234 million, and received cash proceeds of $90 million and $231 million, respectively, at the time of factoring.

The above factoring proceeds were included in Net Cash Provided by Operating Activities in the Condensed Consolidated Statements of Cash Flows.

Guarantees

Our 2030 Senior Notes were issued by Weatherford International Ltd. (“Weatherford Bermuda”) and guaranteed by the Company and other subsidiary guarantors party thereto. On December 1, 2022, the indenture related to our 2030 Senior Notes was amended and supplemented to add Weatherford US Holding, LLC (formerly named Weatherford International, LLC, “Weatherford Delaware”) as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware.

Our 2033 Senior Notes were issued by Weatherford Bermuda and guaranteed by the Company and other subsidiary guarantors party thereto. On October 24, 2025, the indenture related to our 2033 Senior Notes was amended and supplemented to add Weatherford Delaware as co-issuer and co-obligor, and concurrently released the guarantee of Weatherford Delaware. On September 25, 2026, the indenture related to our 2033 Senior Notes was further amended and supplemented to add Weatherford International Holding LLC, a Texas limited liability company, as an additional co-issuer and co-obligor, and concurrently release the guarantee of Weatherford International Holding LLC.

Credit Agreement, Letters of Credit and Surety Bonds
Weatherford Bermuda, Weatherford Delaware, Weatherford Canada Ltd. (“Weatherford Canada”) and WOFS International Finance GmbH (“Weatherford Switzerland”), together as borrowers, and the Company as parent, have an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and certain of our subsidiaries and secured by substantially all of the personal property of the Company and those subsidiaries. At September 30, 2026 and December 31, 2025, the Credit Agreement allowed for a total commitment amount of $1 billion, maturing on the date that occurs first: (a) September 18, 2030 or (b) if more than $200 million of the 2030 Senior Notes remain outstanding, the date that is 91 days before the maturity of those notes. Financial covenants in the Credit Agreement include a $250 million minimum liquidity covenant (which may increase up to $400 million dependent on the nature of transactions we may decide to enter into), a minimum interest coverage ratio of 2.50 to 1.00, a maximum total net leverage ratio of 3.50 to 1.00, and a maximum secured net leverage ratio of 1.50 to 1.00.

As of September 30, 2026, under the Credit Agreement we had zero borrowings, $1 million in financial letters of credit and $233 million in performance letters of credit outstanding. Additionally as of September 30, 2026, we had $297 million letters of credit under various uncommitted bi-lateral facilities ($31 million of which was cash collateral held and recorded in “Restricted Cash” on the Condensed Consolidated Balance Sheets).

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

We utilize surety bonds as part of our customary business practice in certain regions, primarily Latin America. As of September 30, 2026 and December 31, 2025, we had surety bonds outstanding of $534 million and $629 million, respectively. Any of our outstanding letters of credit or surety bonds could be called by the beneficiaries should we breach certain contractual or performance obligations and could reduce our available liquidity if we are unable to mitigate the issue.

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
•our ability to receive, in a timely manner and on satisfactory terms, required court approval, and to satisfy the other conditions to the Redomestication within the expected timeframe or at all;
•our ability to realize the expected benefits from the Redomestication;
•the occurrence of difficulties in connection with the Redomestication, including any costs related thereto; and
•the risk that any of the anticipated benefits of the acquisition of NCS will not be realized or will not be realized within the expected time period.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.

On September 1, 2026, we completed our acquisition of NCS and are in the process of integrating NCS into our internal control over financial reporting. Other than activities associated with integrating NCS, there were no changes that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 8 – Disputes, Litigation and Legal Contingencies” in our Notes to Condensed Consolidated Financial Statements for details regarding our ongoing disputes and litigation.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our 2025 Form 10-K, Part I, under the heading “Item 1A. Risk Factors” as supplemented by the below, as well as the risk factors described in our definitive proxy statement on Schedule 14A filed with the SEC on July 13, 2026 and Form S-4 registration statement filed with the SEC on July 6, 2026 and amended on July 17, 2026, and other information included and incorporated by reference in this report. As of September 30, 2026, there have been no material changes in our assessment of our risk factors from the aforementioned.

Changes in trade policy and uncertainties related to tariffs could adversely affect our business.

Tariffs imposed by the United States and retaliatory measures from other countries have and may continue to lead to higher prices for, or reduced availability of, raw materials and finished goods in our supply chain. Further, these actions have and may continue to create uncertainty in financial markets, impact capital spending, and result in operational disruptions, inflation and diminished profitability. The imposition of additional tariffs on a broader range of imports or at higher rates could increase costs in our supply chain, dilute our margins and/or reduce demand for our products and services, all of which could adversely affect our results of operations. The unpredictable nature of tariff changes and trade restrictions makes it difficult to anticipate and mitigate risks, which could materially affect our business operations, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
On September 1, 2026, in connection with the Company’s acquisition of NCS, 357,159 ordinary shares were issued to Advent-NCS Acquisition Limited Partnership (“Advent”), the largest shareholder of NCS, in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act as a private placement by Weatherford not involving any public offering. The resale of such shares by Advent was subsequently registered on Form S-3 by the filing of a prospectus supplement to the Company’s Form S-3ASR registration statement (Registration No. 333-288045) on September 1, 2026.

Issuer Repurchases of Equity Securities
Following is a summary of our repurchases of our ordinary shares during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Program (1)
July 1 - 31	205,585	$83.20	205,585	$256,979,302
August 1 - 31	77,826	$90.47	77,826	$249,938,747
September 1 - 30	41,866	$87.20	41,866	$246,287,983
Total	325,277	$85.45	325,277

(1) On July 23, 2024, we announced a program under which we may repurchase our ordinary shares from time to time, up to $500 million through June 2027. Approximately $246 million remained authorized for repurchases as of September 30, 2026. From the inception of this program in July of 2024 through September 30, 2026, we have repurchased approximately 3.5 million ordinary shares for $254 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

All exhibits designated with a dagger (†) are filed herewith or double dagger (††) are furnished herewith.

Exhibit Number	Description	Original Filed Exhibit	File Number
†4.1
Supplemental Indenture, dated as of September 25, 2026, by and among Weatherford International Ltd., Weatherford US Holding, LLC (formerly known as Weatherford International, LLC) and Weatherford International Holding LLC, the guarantors party thereto, and UMB Bank, N.A., as trustee
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

Weatherford International plc

Date:	October 21, 2026	By:	/s/ Anuj Dhruv
Anuj Dhruv
Executive Vice President and Chief Financial Officer

Date:	October 21, 2026	By:	/s/ Maximiliano Kricorian
Maximiliano Kricorian
Senior Vice President and Chief Accounting Officer